Form 10-K
period 1993-12-31
STERLING BANCORP
filed 1994-03-30
CIK 93451

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________
                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
 For the fiscal year ended December 31, 1993      Commission File No. 1-5273-1
                                ________________
                                STERLING BANCORP
               (Exact Name of Registrant as specified in charter)

                      NEW YORK                                              13-2565216
         (State or other jurisdiction of                       (I.R.S. employer identification No.)
          incorporation or organization)
         540 MADISON AVENUE, NEW YORK, N.Y.                                 10022-3299
      (Address of principal executive offices)                              (Zip Code)

                                 (212) 826-8000
              (Registrant's telephone number, including area code)
                                ________________
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                                         ON WHICH REGISTERED
         -------------------                                        ---------------------
Common Shares, $1 par value                                         New York Stock Exchange


Floating Interest Rate Convertible Subordinated
  Debentures, Third Series, due July 1, 1996                        New York Stock Exchange

Floating Interest Rate Convertible Subordinated
  Debentures, 4th Series, due November 1, 1998                      New York Stock Exchange

                                ________________
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

         On February 28, 1994 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $45,210,965.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 6,346,212 SHARES WERE OUTSTANDING AT MARCH 4, 1994.
                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Sterling Bancorp 1993 Annual Report are incorporated by reference in Parts I and II.

(2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 18, 1994 are incorporated by reference in Part III.

================================================================================

                                STERLING BANCORP


                                   FORM 10-K


                               TABLE OF CONTENTS


                                                                    PAGE
                                                                   ------
                                        PART I

Item  1.        Business........................................... I-1

Item  2.        Properties......................................... I-12

Item  3.        Legal Proceedings.................................. I-12

Item  4.        Submission of Matters to a Vote of Security
                  Holders.......................................... I-12

                                       PART II

Item  5.        Market for the Registrant's Common Equity and
                     Related Stockholder Matters.................. II-1

Item  6.        Selected Financial Data........................... II-1

Item  7.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......... II-1

Item  8.        Financial Statements and Supplementary Data....... II-1

Item  9.        Disagreements on Accounting and Financial
                     Disclosure................................... II-1

                                       PART III

Item 10.        Directors and Executive Officers of the
                     Registrant.................................. III-1

Item 11.        Executive Compensation........................... III-1

Item 12.        Security Ownership of Certain Beneficial
                     Owners and Management....................... III-1

Item 13.        Certain Relationships and Related Transactions... III-1

                                      PART IV

Item 14.        Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K.....................  IV-1


Signatures

Exhibits Submitted in a Separate Volume.

ITEM 1. BUSINESS

GENERAL

Sterling Bancorp (the Registrant), organized in 1966, is a bank holding company, as defined by the Bank Holding Company Act of 1956 (the BHCA), as amended, with subsidiaries engaged principally in commercial banking as well as accounts receivable financing, factoring and other financial services. The Registrant owns virtually 100% of Sterling National Bank & Trust Company of New York (the bank), its principal subsidiary, and all of the outstanding shares of Standard Factors Corporation, Universal Finance Corporation, Sterling Banking Corporation and virtually 100% of Security Industrial Loan Association (finance subsidiaries). Zenith Financial Services Company operates as a division of the Registrant. As used throughout this report, "the Company" refers to Sterling Bancorp and its subsidiaries.

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. The following table presents the components of the loan portfolio for both the Company and the bank as of December 31, 1993 and December 31, 1992. Reference is made to the information beginning on page 33 of the Company's 1993 Annual Report (pages 9 to 39 of which are incorporated herein by reference) under the caption "CREDIT RISK".


                                               December 31, 1993                  December 31, 1992
                                           --------------------------        --------------------------
                                           The Company       The bank        The Company       The bank
                                           -----------       --------        -----------       --------
                                                                  (in thousands)
Domestic
  Term Federal funds sold                  $ 40,000          $ 40,000        $ 99,000          $ 99,000
  Commercial and industrial                 218,559           198,120         150,681           135,326
  Real estate - mortgage                     34,808            34,808          36,349            36,349
  Real estate - construction                  1,665             1,665           1,606             1,606
  Installment - individuals                   8,403             8,403           6,258             6,258
  Other                                       --                --                982               982
Foreign
  Governments and official
    institutions                                789               789             789               789
                                           --------          --------        --------          --------
      Loans, gross                          304,224           283,785         295,665           280,310
Less: Unearned discount                       5,473             5,247           6,874             6,833
                                           --------          --------        --------          --------
      Loans, net of unearned
        discount                           $298,751          $278,538        $288,791          $273,477
                                           ========          ========        ========          ========

The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than banking or managing or controlling banks or furnishing services to or performing services for their subsidiaries. The BHCA also authorized the Federal Reserve Board to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve Board has ruled on a number of activities and found some of them to come within such standard while finding that other activities do not
fall within  the  permissible  scope  of  such  standard;   other activities
have been proposed by the Federal Reserve Board for consideration. The effect of the Federal Reserve Board's findings under the standard has been to expand the financially related activities in which bank holding companies may engage. Revisions of the Federal Reserve Board's principal regulation (Regulation Y) affecting bank holding companies have expanded the scope of permissible bank-related activities and liberalized procedures to allow the entry into such activities. In addition, the BHCA prohibits bank holding companies from acquiring direct or indirect control of more than a 5% interest in a bank or bank holding company located in a state other than New York unless the laws of such state expressly authorize such acquisition.

There are also various requirements and restrictions imposed by the laws of the United States and the State of New York and by regulations of the Federal Reserve System, of which the bank is a member, affecting the operations of the Company including the requirement to maintain reserves against deposits, restrictions relating to: (a) the nature and amount of loans that may be made by the bank and the interest that may be charged thereon; (b) extensions of credit by subsidiary banks of a bank holding company to the bank holding company or certain of its subsidiaries; (c) on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower; and (d) other investments, branching and other activities of the Company and the bank. Regulatory limitations on the payment of dividends to the Registrant by the bank are discussed in the "FINANCIAL CONDITION" section beginning on page 32 of the Company's 1993 Annual Report. The Registrant and its finance subsidiaries are subject to supervision and regulation by the Federal Reserve Board (FRB); Security Industrial Loan Association is subject to supervision and regulation by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia; Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York; the bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the Comptroller) and, by reason of the insurance of its deposits to the extent permitted by law, to the regulations of the Federal Deposit Insurance Corporation (FDIC).

The Company and the bank are subject to risk-based capital and leverage guidelines which are discussed in the "FINANCIAL CONDITION" section beginning on page 32 of the Company's 1993 Annual Report. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstance, the regulatory agencies may require an institution to surpass minimum capital ratios established by the Comptroller and the FRB.

The enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was intended, among other things, to protect the federal deposit insurance fund by requiring regulators to take specific prompt actions with respect to institutions that do not meet minimum capital standards. FDICIA established five capital tiers to be defined in implementing regulations to be adopted: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Significant restrictions are imposed on the operations of a bank that is below the "adequately capitalized" category. The federal regulatory agencies adopted regulations defining the five capital tiers. Under these regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a Total (combined Tier 1 and Tier 2) capital ratio of at least 10%, and a Leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels; the regulatory agencies may also impose more stringent requirements on an institution designed to achieve a given capital status. At December 31, 1993, the bank's Tier 1 capital ratio, Total capital ratio and Leverage ratio were 14.95%, 15.94% and 7.57%, respectively, exceeding the capital and leverage ratio requirements for "well capitalized" institutions.

FDICIA new regulations became effective June 16, 1992 governing the receipt of brokered deposits. Under these regulations, an insured depository institution cannot accept brokered deposits (which term is defined to include payment of an interest rate more than 75 basis points above prevailing rates) unless (i) it is "well capitalized," or (ii) it is "adequately capitalized" and receives a waiver from the FDIC. A bank that cannot receive brokered deposits and that is not "adequately capitalized" cannot offer "pass-through" insurance on certain employee benefit accounts. In addition, a bank that is "adequately capitalized" may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is "well capitalized." Since the bank meets the requirements for classification as "well capitalized", the Company does not anticipate that these regulations will have a material effect on its operations.

Other FDICIA revisions included the imposition of specific accounting and reporting requirements and risk-based assessments for FDIC insurance.
Effective January 1, 1993, the FDIC adopted a risk-based assessment system under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. Other rules adopted pursuant to FDICIA include: (1) real estate lending standards for depository institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (3) rules implementing the FDICIA provisions prohibiting, with certain exceptions, insured state banks from making equity investments or engaging in activities of the types and amounts not permissible for national banks; and (4) rules and guidelines for enhanced financial reporting and audit requirements.

Further rules proposed or to be proposed under FDICIA, governing such matters as operational and managerial standards and capital requirements, are expected to be finalized and become effective in 1994. Until the various regulations are adopted in final form, however, it is difficult to assess how they will impact the Company's financial condition or operations.

The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Registrant to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times when, absent such regulations, the bank holding company might not otherwise provide such support.

The earnings of the Registrant and its finance subsidiaries and the bank are affected by legislative changes and by regulations and policies of various governmental authorities, including the Federal Reserve System, the Comptroller, and the states in which the Registrant's subsidiaries operate. Such changes and policies significantly affect the growth of deposits as well as the cost of purchased funds and the return on earning assets.

Changing conditions in the national economy and in the money markets make it impossible to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Registrant and its subsidiaries. Foreign activities of the Company are not considered to be material.

THE BANK

Sterling National Bank & Trust Company of New York was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains five branch offices in New York City (three branches in Manhattan and two branches in Queens) and an International Banking Facility in New York City. The main office is located at 540 Madison Avenue, New York, New York. There are regional representatives located in Los Angeles, California and Richmond, Virginia.

The bank provides a range of banking services to businesses and individuals including checking, savings and money market accounts, certificates of deposit, business loans, personal and installment loans, VISA/MASTERCARD, safe deposit and night depository facilities. Lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies of all sizes as well as government and non-profit agencies. Loan facilities available to these customers include short-term revolving credit arrangements, term loans, letters of credit, factoring, accounts receivable financing, equipment financing, real estate and mortgage loans, leasing and lock box services. Through its international division and International Banking Facility, the bank offers financial services to its customers and correspondents in the world's major financial centers. These services consist of financing import and export transactions, issuance of letters of credit and creation of bankers acceptances. In addition to its direct worldwide correspondent banking relationships, active bank account relationships are maintained with leading foreign banking institutions in major financial centers. The bank's trust division provides a variety of fiduciary, investment management, advisory and corporate agency services to individuals, corporations and foundations. The bank acts as trustee for pension, profit-sharing and other employee benefit plans and personal trusts and estates. For corporations, the bank acts as trustee, transfer agent, registrar and in other corporate agency capacities.

Most of the bank's business loans are short-term; approximately 83% of the loans are to customers located in the New York metropolitan area. No single borrower or group of related borrowers have loans which represent more than 15% of the bank's shareholders' equity. The bank's legal lending limit to a single borrower was approximately $7.5 million at December 31, 1993.

The composition of income of the bank for the years ended: (1) December 31, 1993 included interest on term Federal funds sold (2%), interest and fees on commercial and other loans (44%), interest and dividends on investments securities (43%) and other (11%); (2) December 31, 1992 included interest on term Federal funds sold (6%), interest and fees on commercial and other loans (37%), interest and dividends on investment securities (42%), and other (15%);
(3) December 31, 1991 included interest on term Federal funds sold (16%), interest and fees on commercial and other loans (40%), interest and dividends on investment securities (35%), and other (9%).

At December 31, 1993, the bank had 191 employees, consisting of 68 officers and 123 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

REGISTRANT AND FINANCE SUBSIDIARIES

The Registrant and its finance subsidiaries engage in various types of secured and unsecured financing activities such as accounts receivable financing, factoring and commercial, consumer and installment mortgage loans and service such accounts for the bank. The Registrant also engages in consumer receivables financing.

Accounts receivable financing services rendered by the Registrant and its finance subsidiaries include new business referral, collection, supervisory, examination and bookkeeping to the bank for a fee; and the bank assumes all credit risks.

Standard Factors Corporation provides factoring services. Standard Factors Corporation purchases client's accounts receivable, assumes credit risk on approved orders and handles credit and collection details and bookkeeping requirements. Income for these services is derived from commissions charged for receivables serviced and interest charged on advances to the client. In addition, Standard Factors Corporation services the bank's portfolio without assuming the credit risk for those factored receivables managed for the bank. For these services, Standard Factors Corporation receives a portion of factoring commissions paid by the clients plus a portion of interest charged on advances. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries.

The Registrant and its finance subsidiaries make business and consumer loans. The loans are usually secured by real estate, personal property, accounts receivable or other collateral; occasionally unsecured working capital advances are provided to its customers.

Security Industrial Loan Association (S.I.L.A.), located in Richmond, Virginia, jointly originates and services mortgage loans to homeowners funded by the bank. S.I.L.A. receives a service fee. The loans are repayable in equal monthly installments over periods ranging from 36 to 180 months. Loans are usually made to allow the borrower to make home repairs, consolidate debt or to meet educational, medical or other expenses. The loans are secured by first or second mortgages. The amounts loaned are less than the borrower's equity in the home, as determined by appraisals.

On June 1, 1993, the Registrant acquired the assets of Zenith Financial Corporation, a nationwide provider of consumer receivables financing. As a division of the Registrant Zenith engages in asset based lending with independent dealers who market products (i.e., housewares, appliances, automobiles, educational material, et al) to consumers on an installment basis with repayment terms between 12 and 36 months. Zenith administers these installment contracts for the dealer, providing billing, payment processing and other bookkeeping services. Zenith makes advances to each dealer of between 30% and 80% of the discounted aggregate value of the dealer's installment contracts.

The composition of income (excluding equity in undistributed net income of the banking subsidiary) of the Registrant and its finance subsidiaries for the years ended: (1) December 31, 1993 included interest and fees on loans (32%), interest and fees on accounts receivable factored (14%), dividends, interest and service fees (50%) and other (4%); (2) December 31, 1992 included interest and fees on loans (11%) interest and fees on accounts receivable factored (26%), dividends, interest and service fees (49%), and other (14%); (3) December 31, 1991 included interest and fees on accounts receivable factored (32%), dividends, interest and service fees (61%), and other (7%).

At December 31, 1993, the Registrant and its finance subsidiaries employed 28 persons consisting of 9 officers with the balance of the employees performing supervisory and clerical functions. Of these persons, 6 are represented by District 65 Wholesale, Retail, Office and Processing Union. The Registrant and its finance subsidiaries consider employee relations to be satisfactory.



                 SELECTED CONSOLIDATED STATISTICAL INFORMATION


  I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 36, 37 and 39 of the Company's 1993 Annual Report is incorporated herein by reference.


 II.  Investment Portfolio

Shown below is a summary of the Company's investment securities by type with related book values:

                                                                      December 31,
                                                           ----------------------------------
                                                             1993         1992          1991
                                                           -------      -------       -------
                                                                     (in thousands)
U.S.Treasury securities and obligations of
  U.S. government corporations and agencies...             $263,367     $182,360      $166,745
Obligations of states and political sub-
  divisions...................................                   30          178           177
Debt securities issued by foreign governments.                4,500        4,500         3,500
Corporate debt securities.....................                2,005       10,655        15,219
Other debt securities.........................               10,104       18,567        33,533
Federal Reserve Bank and other stock invest-
  ments.......................................                6,810        3,311         1,455
                                                           --------     --------      --------
      Total...................................             $286,816     $219,571      $220,629
                                                           ========     ========      ========

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the Company's 1993 Annual Report on pages 15, 16 and 17 and is incorporated herein by reference. The average yield by maturity range is not available.

III.   Loan Portfolio

The following table sets forth the composition of the Company's loan portfolio net of unearned discounts at the end of each of the most recent five fiscal years:

                                                                   December 31,
                                         -------------------------------------------------------------
                                           1993          1992         1991         1990         1989
                                         --------      --------     --------     --------     --------
                                                                 (in thousands)
Domestic
  Term Federal funds
    sold...............                  $ 40,000      $ 99,000     $ 75,000     $200,000     $150,000
  Commercial and
    industrial.........                   218,559       150,681      115,782      130,488      122,764
  Real estate -
    mortgage...........                    34,808        36,349       36,050       42,981       40,975
  Real estate -
     construction                           1,665         1,606        1,833         --           --
  Installment -
    individuals........                     8,403         6,258        6,051        4,342        7,719
  Other................                     --              982          639        1,389       13,005
Foreign
  Government and
       official insti-
       tutions...........                     789           789          789          789        1,209
                                         --------      --------     --------     --------     --------
       Loans, gross.....                  304,224       295,665      236,144      379,989      335,672
Less: unearned discount                     5,473         6,874        8,546       11,426       11,361
                                         --------      --------     --------     --------     --------
      Loans, net of
        unearned
         discount.....                   $298,751      $288,791     $227,598     $368,563     $324,311
                                         ========      ========     ========     ========     ========


The following table sets forth the maturities and sensitivity to changes in interest rates of selected loans of the Company's loan portfolio at December 31, 1993:

                                         Due One       Due One         Due Over
                                           Year        to Five           Five
                                         or Less        Years           Years         Total
                                         --------      --------        --------      --------
                                                          (in thousands)
Term Federal funds sold.........         $ 40,000      $  --           $  --         $ 40,000
Commercial, industrial and
   other........................          197,050        18,998           2,511       218,559
Real estate - mortgage..........            4,035        15,377          15,396        34,808
Real estate - construction                  1,665         --              --            1,665
Foreign.........................              789         --              --              789
                                         --------      --------        --------      --------
          Total...................       $243,539      $ 34,375        $ 17,907      $295,821
                                         ========      ========        ========      ========

Loans due after one year,
  which have:
    Predetermined interest
        rates.....................                     $ 13,988        $ 15,581      $ 29,569
    Floating or adjustable
        interest rates...........                        20,387           2,326        22,713
                                                       --------        --------      --------
          Total...................                     $ 34,375        $ 17,907      $ 52,282
                                                       ========        ========      ========

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the Company's 1993 Annual Report beginning on page 33 under the caption "CREDIT RISK", on page 18 in footnote 5 and on page 14 in footnote 1 under the caption "Loans" is incorporated herein by reference.

The following table sets forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years; as of December 31, 1993, there were no foreign loans accounted for on a nonaccrual basis or which were troubled debt restructurings:

                                                                            December 31,
                                                    -------------------------------------------------------
                                                     1993           1992        1991         1990       1989
                                                    ------         ------      ------       ------     -----
                                                                           (in thousands)
       Non-accrual basis loans*                    $2,297(1)     $3,309(1)    $4,499(1)     $  533     $  587

       Past due 90 days or more
       (other than the above)(2).                     146           619        3,873           254        287
                                                   ------        ------       ------        ------     ------
              Total...........................     $2,443        $3,928       $8,372        $  787     $  874
                                                   ======        ======       ======        ======     ======

       Note:  Includes restructured
              debt of.........................     $ --          $ --         $ --          $  160     $  160
                                                   ======        ======       ======        ======     ======

       *Interest income that would
       have been earned on non-
       accrual and reduced rate
       loans outstanding......................     $  169        $  313       $  378        $   73     $  112
                                                   ======        ======       ======        ======     ======
      Applicable interest income
       actually realized......................     $   98        $   72       $   16        $   --     $    3
                                                   ======        ======       ======        ======     ======


        Non-accrual, past due and
         restructured loans as a
       percentage of total gross
       loans..................................         .8%         1.33%        3.55%           .2%        .3%
                                                   ======        ======       ======        ======     ======


       (1) Includes $1.4, $1.9 and $2.5 million at December 31, 1993, 1992 and 1991, respectively, representing the balance of a loan to a single borrower who filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code during the third quarter of 1991.


       (2) Loans which are contractually past due 90 days or more and accruing are loans which are both well secured or guaranteed by
              financially   responsible third parties and are in the process of
              collection.

IV. Summary of Loan Loss Experience

The information appearing in the Company's 1993 Annual Report on page 18 in footnote 5 is incorporated herein by reference. The following table sets forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years:

                                                                          December 31,
                                               ----------------------------------------------------------------
                                                 1993          1992          1991          1990          1989
                                               --------      --------      --------      --------      --------
       Average loans outstanding, net
          of unearned discounts, during
          year............................     $228,604      $211,917      $248,490      $351,388      $291,438
                                               ========      ========      ========      ========      ========

     Allowance for possible loan losses:
     Balance at beginning of year......        $  3,177      $  3,734      $  3,373      $  3,794      $  4,131
                                               --------      --------      --------      --------      --------
          Charge-offs:
             Commercial and industrial.....         670         1,799         7,661           524           625
             Installment...................          45           120            29            22             5
                                               --------      --------      --------      --------      --------
               Total charge-offs...........         715         1,919         7,690           546           630
                                               --------      --------      --------      --------      --------
          Recoveries:
             Commercial and industrial.....          41            25            38           116           111
             Installment...................          11            47            13             9            32
                                               --------      --------      --------      --------      --------
               Total recoveries............          52            72            51           125           143
                                               --------      --------      --------      --------      --------
       Less:  Net charge-offs............           663         1,847         7,639           421           487
                                               --------      --------      --------      --------      --------
       Provision for possible loan losses           690         1,290         8,000          --             150
                                               --------      --------      --------      --------      --------
       Allowance - acquired portfolio               210          --            --            --            --
                                               --------      --------      --------      --------      --------

       Balance at end of year............      $  3,414      $  3,177      $  3,734      $  3,373      $  3,794
                                               ========      ========      ========      ========      ========

       Ratio of net charge-offs to
          average loans outstanding, net
          of unearned discounts during
          year............................          .29%          .87%         3.07%          .12%          .17%
                                               ========      ========      ========      ========      ========



On June 1, 1993, the parent company purchased for cash the assets (principally loans) of Zenith Financial Corporation, a nationwide provider of consumer receivables financing. The purchase price included the allowance for loan losses of $209,627.


The Company's allowance for possible loan losses is a general reserve, maintained without any specific dedication to the components of the loan portfolio, available to meet the credit exposure implicit in any lending activity. The information beginning on page 33 of the Company's 1993 Annual Report under the caption "CREDIT RISK" is incorporated herein by reference.


The Company considers its allowance for possible loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 1993. While net losses within the loan portfolio are not statistically predictable, it is possible that a deterioration in economic conditions in the next twelve months could require future provisions for loan losses above the level taken in 1993. The Company does not anticipate any recurrence of net credit losses of the magnitude experienced in 1991.

  V. Deposits

Average deposits for each of the most recent three years is presented in the Company's 1993 Annual Report on page 36 and is incorporated herein by reference.

Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the Company's 1993 Annual Report on page 18 in Footnote 6 and is incorporated herein by reference.





 VI. Return on Equity and Assets

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years follow:

                                                                  Years Ended December 31,
                                                           -------------------------------------
                                                             1993          1992            1991
                                                           --------      --------        -------
Return on average total assets (Net income
   (loss) divided by average total assets).....                .57%         .52%          (.92)%
Return on average shareholders' equity (Net
   income (loss) divided by average equity)....               6.17%        5.19%         (8.91)%
Dividend payout ratio (Dividends declared per
   share divided by net income per share)......              40.00%       48.78%           N/A
Average shareholders' equity to average total
   assets (Average equity divided by average
   total assets)...............................               9.19%        9.98%         10.37 %



Note: Dividend payout ratio is not shown for 1991 because the Company's results of operations were a net loss for that year.

VII.   Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the Company's 1993 Annual Report on page 19 in Footnote 7 and is incorporated by reference.




ITEM 2. PROPERTIES

The principal offices of the Registrant and the bank occupy four contiguous floors at 540 Madison Avenue at 55th Street, New York, N.Y. consisting of approximately 29,000 square feet. These are held under two leases, of which the one covering the upper floor expires December 31, 1996. The other, covering the lower three floors, expires December 31, 1996 with a renewal option to December 31, 2001. Annual rental commitments approximates $860,000. Certain finance subsidiaries maintain offices in Beverly Hills, California and Richmond, Virginia.

In addition to the principal offices, the bank maintains operating leases for three additional branch offices and an Operations Center with an aggregate of approximately 43,100 square feet. The annual office rental commitments for these premises approximates $448,000. The leases have expiration dates ranging from 1996 through 2008 with varying additional renewal options. The bank also maintains a branch located in Forest Hills owned by the bank (and not subject to a mortgage).

ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


The information appearing on page 35 of the Sterling Bancorp 1993 Annual Report under the caption "MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.



ITEM 6. SELECTED FINANCIAL DATA


The information appearing on page 31 of the 1993 Annual Report under the caption "Selected Financial Data" is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


The information appearing on pages 32 - 35 of the 1993 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference. Supplementary Data appearing on page 29 of the 1993 Annual Report under the caption "Quarterly Data (Unaudited)" is incorporated herein by reference.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Company's consolidated financial statements as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993 and the statements of condition of Sterling National Bank & Trust Company of New York as of December 31, 1993 and 1992, notes thereto and Independent Auditors' Report thereon appearing on pages 9 - 30 of the 1993 Annual Report, are incorporated herein by reference.



ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 18, 1994 under the caption "Election of Directors" and on page 10 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" are incorporated herein by reference.

Executive Officers - This information is included pursuant to Instruction 3 to
Item 401 (b) and (c) of Regulation S-K:

                                                                                                         Held
                                                                                                         Executive
                                                                                                          Office
             Name of Executive                             Title                               Age        Since
             -----------------                       -------------------                      ----      ---------
             Louis J. Cappelli.....          Chairman of the Board and
                                               Chief Executive Officer,
                                               Director                                        63          1967
             John C. Millman.......          President, Director                               51          1986
             Jerrold Gilbert.......          Executive Vice President, General
                                               Counsel & Secretary                             57          1974
             John W. Tietjen.......          Senior Vice President, Treasurer
                                               and Chief Financial Officer                     49          1989
             John P. Murphy.......           Senior Vice President                             43          1993
             John A. Aloisio.......          Vice President                                    51          1992
             Leonard Rudolph.......          Vice President                                    46          1992


All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

ITEM 11. EXECUTIVE COMPENSATION

The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 18, 1994 under the caption " Executive Compensation and Related Matters" and on page 9 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information beginning on page 10 of the Sterling Bancorp Proxy Statement dated March 18, 1994 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on page 9 of the Sterling Bancorp Proxy Statement dated March 18, 1994 under the caption "Transactions with the Company and Other Matters" is incorporated herein by reference.

                                     III-1

                                    PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   The documents filed as a part of this report are listed below:

                 1.  Financial Statements

                       Annual Report to security holders,
                        Sterling Bancorp 1993 Annual Report
                        (This document is filed only to the extent of pages 9 through 39 which are incorporated by reference herein).

                 2.  Financial Statement Schedules

                       None

                 3.  Exhibits


                       3 (i)(A) Amended and restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).
                         (i)(B)      Certificate of Amendment of The
                                     Certificate of Incorporation filed with
                                     the State of New York Department of State,
                                     June 13, 1988 (Filed as Exhibit 3.5 to
                                     Registrant's Form 10-K for the fiscal year
                                     ended December 31, 1988 and incorporated
                                     by reference herein).
                         (i)(C)      Certificate of Amendment of the
                                     Certificate of Incorporation filed  with
                                     the  State  of  New York   Department of
                                     State,  March 5, 1993 (Filed as Exhibit
                                     4.1 to Registrant's Form 8-K dated March
                                     5, 1993 and incorporated by reference
                                     herein).

                       3 (ii) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                       4 (a) Indenture relating to floating interest rate convertible subordinated debentures, third series, due July 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 2-97263 and incorporated by reference herein).
                         (b) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as
                                     Exhibit 4(a) to Registrant's Registration
                                     Statement 33-23877 and incorporated by
                                     reference herein).

                       10 Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman

                       11            Statement re Computation of Per Share
                                     Earnings.

                       13 Annual Report to security holders, Sterling Bancorp 1993 Annual Report (This document is filed only to the extent of pages 9 through 39 which are incorporated by reference herein).


                       21            Subsidiaries of the Registrant.

       (b) Reports on Form 8-K:

                There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                STERLING BANCORP




                           /s/      Louis J. Cappelli
                          Louis J. Cappelli, Chairman
                         (Principal Executive Officer)

                                 March 29, 1994
                                      Date


                           /s/      John W. Tietjen
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                 March 29, 1994
                                      Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 29, 1994                    /s/       Louis J. Cappelli                                  Director
- --------------                       ------------------------------                      -----------------------
    (Date)                                  (Signature)                                         (Title)

March 29, 1994                    /s/       John C. Millman                                    Director
- --------------                       ------------------------------                     ------------------------
    (Date)                                 (Signature)                                          (Title)

March 29, 1994                    /s/       Joseph M. Adamko                                   Director
- --------------                       ------------------------------                     ------------------------
    (Date)                                 (Signature)                                          (Title)

March 29, 1994                    /s/       Lillian Berkman                                    Director
- --------------                       ------------------------------                     ------------------------
    (Date)                                 (Signature)                                          (Title)

March 29, 1994                    /s/       Walter Feldesman                                   Director
- --------------                       ------------------------------                      ------------------------
    (Date)                                 (Signature)                                          (Title)

March 29, 1994                    /s/       Maxwell M. Rabb                                    Director
- --------------                       ------------------------------                      ------------------------
    (Date)                                 (Signature)                                          (Title)

March 29, 1994                    /s/       William C. Warren                                  Director
- --------------                       ------------------------------                      ------------------------
    (Date)                                 (Signature)                                          (Title)

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549





                                DOCUMENTS FILED

                                   AS A PART

                                 OF THIS REPORT

                                       ON

                                   FORM 10-K

                              ANNUAL REPORT - 1993





                                  ____________





                                STERLING BANCORP





================================================================================

                                DOCUMENT INDEX



              1.  Financial Statements

                      Annual Report to security holders,
                        Sterling Bancorp 1993 Annual Report
                        (This document is filed only to the extent of pages 9 through 39 which are incorporated by reference herein).

              2.  Financial Statement Schedules

                      None

              3.  Exhibits


                      3 (i)(A) Amended and restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).
                        (i)(B)       Certificate of Amendment of The
                                     Certificate of Incorporation filed with
                                     the State of New York Department of State,
                                     June 13, 1988 (Filed as Exhibit 3.5 to
                                     Registrant's Form 10-K for the fiscal year
                                     ended December 31, 1988 and incorporated
                                     by reference herein).
                        (i)(C)       Certificate of Amendment of the
                                     Certificate of Incorporation filed  with
                                     the  State  of  New York   Department of
                                     State,  March 5, 1993 (Filed as Exhibit
                                     4.1 to Registrant's Form 8-K dated March
                                     5, 1993 and incorporated by reference
                                     herein).

                      3 (ii) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                      4 (a) Indenture relating to floating interest rate convertible subordinated debentures, third series, due July 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 2-97263 and incorporated by reference herein).
                        (b) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as
                                     Exhibit 4(a) to Registrant's Registration
                                     Statement 33-23877 and incorporated by
                                     reference herein).

                      10 Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman

                      11             Statement re Computation of Per Share
                                     Earnings.

                      13 Annual Report to security holders, Sterling Bancorp 1993 Annual Report (This document is filed only to the extent of pages 9 through 39 which are incorporated by reference herein).


                      21             Subsidiaries of the Registrant.

              4. Reports on Form 8-K:

                      There were no reports on Form 8-K filed during the last
                        quarter of the period covered by this report.

                                EXHIBIT INDEX



                      Exhibit
                      Number                 Description
                      -------                -----------

                       3 (i)(A) Amended and restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).
                         (i)(B)      Certificate of Amendment of The
                                     Certificate of Incorporation filed with
                                     the State of New York Department of State,
                                     June 13, 1988 (Filed as Exhibit 3.5 to
                                     Registrant's Form 10-K for the fiscal year
                                     ended December 31, 1988 and incorporated
                                     by reference herein).
                         (i)(C)      Certificate of Amendment of the
                                     Certificate of Incorporation filed  with
                                     the  State  of  New York   Department of
                                     State,  March 5, 1993 (Filed as Exhibit
                                     4.1 to Registrant's Form 8-K dated March
                                     5, 1993 and incorporated by reference
                                     herein).

                       3 (ii) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                       4 (a) Indenture relating to floating interest rate convertible subordinated debentures, third series, due July 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 2-97263 and incorporated by reference herein).
                         (b) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as
                                     Exhibit 4(a) to Registrant's Registration
                                     Statement 33-23877 and incorporated by
                                     reference herein).

                       10 Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman

                       11            Statement re Computation of Per Share
                                     Earnings.

                       13 Annual Report to security holders, Sterling Bancorp 1993 Annual Report (This document is filed only to the extent of pages 9 through 39 which are incorporated by reference herein).


                       21            Subsidiaries of the Registrant.