Form 10-Q
period 1994-03-31
STERLING BANCORP
filed 1994-05-16
CIK 93451

                                  Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                                   March 31, 1994
For Quarter Ended............................................................


                                     1-5273-1
Commission file number.......................................................


                                   Sterling Bancorp
.............................................................................
            (Exact name of registrant as specified in its charter)



        New York                                               13-2565216
.............................................................................
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)




540 Madison Avenue, New York, N.Y.                             10022-3299
.............................................................................
(Address of principal executive offices)                       (Zip Code)



                                 212-826-8000
.............................................................................
             (Registrant's telephone number, including area code)



                                     N/A
.............................................................................
             (Former name, former address and former fiscal year, if
              changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                               ---   ----

        As of March 31, 1994 there were outstanding 6,346,212 shares of common stock, $1.00 par value, the registrant's only class of common shares outstanding.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                                       Page
                                                                                                   ----

     Item 1. Financial Statements

          Consolidated Financial Statements                                                          3
          Notes to Consolidated Financial Statements                                                 7

     Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

            Business                                                                                 8
            Financial Condition                                                                      8
            Credit Risk                                                                             10
            Results of Operations                                                                   11
            Average Balance Sheets                                                                  13
            Rate/Volume Analysis                                                                    14
            Interest Rate Sensitivity                                                               15
            Risk-Based Capital Components and Ratios                                                16


PART II OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                      17



SIGNATURES                                                                                          17


EXHIBIT INDEX                                                                                       18

       Exhibit 11 Computation of Per Share Earnings                                                 19

                       STERLING BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                           March 31,            December 31,
ASSETS                                                                                       1994                   1993
                                                                                         ------------           ------------
Cash and due from banks                                                                  $ 36,341,866           $ 35,975,787
Interest-bearing deposits with other banks                                                  2,970,000              2,970,000
Securities
   Available for sale                                                                      87,563,776             91,125,104
   Held to maturity (market value
     $251,615,279 and $196,784,084, respectively)                                         257,809,109            195,690,687
                                                                                         ------------           ------------
           Total securities                                                               345,372,885            286,815,791
                                                                                         ------------           ------------

Loans, net of unearned discounts                                                          227,202,500            298,750,821
Less allowance for possible loan losses                                                     3,607,390              3,413,947
                                                                                         ------------           ------------
           Loans, net                                                                     223,595,110            295,336,874
                                                                                         ------------           ------------
Customers' liability under acceptances                                                         17,168                201,669
Excess cost over equity in net assets of the
   banking subsidiary                                                                      21,158,440             21,158,440
Premises and equipment, net                                                                 3,075,225              2,593,890
Other assets                                                                                9,509,665              7,986,790
                                                                                         ------------           ------------
                                                                                         $642,040,359           $653,039,241
                                                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                                          $135,807,652           $174,088,971
   Interest-bearing deposits                                                              277,893,051            298,896,955
                                                                                         ------------           ------------
           Total deposits                                                                 413,700,703            472,985,926
Securities sold under repurchase agreements                                                53,798,432             37,225,000
Commercial paper                                                                           13,913,700             14,320,400
Other short-term borrowings                                                                44,306,285             13,613,964
Acceptances outstanding                                                                        17,168                201,669
Other liabilities                                                                          11,233,377              9,420,630
                                                                                         ------------           ------------
                                                                                          536,969,665            547,767,589
                                                                                         ------------           ------------

Long-term convertible subordinated debentures                                              26,763,000             26,892,000
Other long-term debt                                                                       25,500,000             25,500,000
                                                                                         ------------           ------------
           Total long-term debt                                                            52,263,000             52,392,000
                                                                                         ------------           ------------
           Total liabilities                                                              589,232,665            600,159,589
                                                                                         ------------           ------------

Commitments and contingent liabilities



Convertible preferred stock, Series D
   - market value guarantee feature                                                           750,000                562,500
Unearned compensation - unallocated shares                                                    719,364                539,523



Shareholders' equity
   Preferred shares, $5 par value. Authorized 644,389 shares
     Series B                                                                                  25,760                 25,760
    Series D                                                                                1,750,000              1,937,500
   Common shares, $1 par value.  Authorized 20,000,000 shares;
      issued 6,496,605 shares                                                               6,496,605              6,496,605
   Capital surplus                                                                         28,089,487             28,089,487
   Retained earnings                                                                       19,513,739             18,920,583
   Net unrealized appreciation on securities
      available for sale, net of tax effect                                                    69,572                734,686
                                                                                         ------------           ------------
                                                                                           55,945,163             56,204,621
   Less
      Common shares in treasury at cost, 150,393 shares                                     1,489,589              1,489,589
      Unearned compensation                                                                 1,678,516              1,858,357
                                                                                         ------------           ------------
                                                                                           52,777,058             52,856,675
                                                                                         ------------           ------------
                                                                                         $642,040,359           $653,039,241
                                                                                         ============           ============

  See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            1994                    1993
                                                                                         -----------            -----------
INTEREST INCOME
   Interest and fees on loans                                                            $ 4,943,022            $ 3,872,229
   Interest and dividends on securities
      Available for sale                                                                     987,379                  --
      Held to maturity                                                                     3,175,697              3,944,966
   Interest on Federal funds sold                                                             27,474                 70,928
   Interest on deposits with other banks                                                      24,844                 28,134
                                                                                         -----------            -----------
           Total interest income                                                           9,158,416              7,916,257
                                                                                         -----------            -----------

INTEREST EXPENSE
   Interest on deposits                                                                    1,513,597              1,721,330
   Interest on securities sold under repurchase agreements                                   374,643                138,267
   Interest on commercial paper                                                              101,880                102,321
   Interest on other short-term borrowings                                                   148,411                 55,678
   Interest on long-term debt                                                                747,440                478,611
                                                                                         -----------            -----------
           Total interest expense                                                          2,885,971              2,496,207
                                                                                         -----------            -----------
Net interest income                                                                        6,272,445              5,420,050
Provision for possible loan losses                                                           190,000                160,000
                                                                                         -----------            -----------
Net interest income after provision for possible
   loan losses                                                                             6,082,445              5,260,050
                                                                                         -----------            -----------

NONINTEREST INCOME
   Service charges on deposit accounts                                                       303,317                242,040
   Factoring and letters of credit commissions                                               405,053                308,064
  Trust fees                                                                                 144,380                217,247
   Gain on sales of securities                                                                42,361                  --
   Other                                                                                     102,275                109,615
                                                                                         -----------            -----------
           Total other income                                                                997,386                876,966
                                                                                         -----------            -----------

NONINTEREST EXPENSES
   Salaries and employee benefits                                                          2,852,022              2,633,205
   Occupancy                                                                                 602,574                618,866
   Equipment                                                                                 321,676                266,109
   Legal and other professional fees                                                         253,146                192,532
   Federal deposit insurance premium                                                         243,228                228,064
   Marketing                                                                                 150,174                144,500
   Other                                                                                     905,883                672,199
                                                                                         -----------            -----------
           Total other expenses                                                            5,328,703              4,755,475
                                                                                         -----------            -----------
Income before income taxes                                                                 1,751,128              1,381,541
Provision for income taxes                                                                   840,661                639,777
                                                                                         -----------            -----------

Net income                                                                               $   910,467            $   741,764
                                                                                         ===========            ===========

Average number of common shares outstanding                                                6,359,132              6,345,940
                                                                                         ===========              =========
Per average common share
   Net income                                                                                  $0.14                 $0.12
                                                                                               =====                 =====
Average number of common shares outstanding
   assuming full dilution                                                                  8,781,961              8,666,192
                                                                                         ===========              =========
Per average common share assuming full dilution
   Net income                                                                                  $0.13                 $0.11
                                                                                               =====                 =====

Dividends paid per common share                                                                $0.05                 $0.05
                                                                                               =====                 =====

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity



                                                                                  Three Months Ended
                                                                          March 31,                  March 31,
                                                                            1994                       1993
                                                                        ------------               ------------

   Shareholders' equity at beginning of period                          $ 52,856,675               $ 50,150,005
                                                                        ------------               ------------

   Net income                                                                910,467                    741,764
   Dividends declared
    Common stock - $.05 per share                                           (317,311)                  (317,310)
   Conversion of subordinated debentures
     into common stock                                                         --                         6,815
   Issuance of Series D preferred shares                                       --                     2,500,000
   Unearned compensation - Series D shares                                     --                    (2,500,000)
   Change in market value guarantee feature
      Convertible preferred stock,Series D                                  (187,500)                     --
      Unearned compensation - unallocated shares                             179,841                      --
   Change in valuation account for securities
      available for sale, net of tax effect                                 (665,114)                     --
                                                                        ------------               ------------
  Net change in shareholders' equity                                         (79,617)                   431,269
                                                                        ------------               ------------
  Shareholders' equity at end of period                                 $ 52,777,058               $ 50,581,274
                                                                        ============               ============





   See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                            Statements of Cash Flows

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                             1994                1993
                                                                                         ------------        ------------

OPERATING ACTIVITIES
  Net income                                                                             $    910,467        $    741,764
  Adjustments to reconcile net income to net cash
      from operating activities:
        Provision for possible loan losses                                                    190,000             160,000
        Depreciation and amortization of premises and equipment                               124,727             106,676
        Deferred income tax (benefit) provision                                               (39,046)            122,252
        Gain on sale of securities                                                            (42,361)              --
        Amortization of premiums on securities                                              1,097,214             753,737
        Accretion of discounts on securities                                                     (946)             (9,860)
        Increase in accrued interest receivable                                              (388,665)           (678,174)
        Increase(Decrease) in other liabilities                                             1,812,747            (147,702)
        Other, net                                                                           (528,407)           (139,529)
                                                                                         ------------        ------------

             Net cash used by operating activities                                          3,135,730             909,164
                                                                                         ------------        ------------

INVESTING ACTIVITIES
   Purchase of premises and equipment                                                        (606,062)           (115,851)
   Net decrease in interest-bearing deposits
    with other banks                                                                            --                630,000
   Net (increase) in Federal funds sold                                                         --            (10,000,000)
   Net decrease in loans                                                                   71,551,764          61,884,189
   Proceeds from sale of securities                                                         9,955,693               --
   Proceeds from prepayments, redemptions or maturities
      of securities                                                                        33,340,726          33,653,872
   Purchase of securities                                                                (104,139,291)        (64,542,526)
                                                                                         ------------        ------------
             Net cash provided by investing activities                                     10,102,830          21,509,684
                                                                                         ------------        ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                                           (38,281,319)        (38,671,287)
   Net decrease in interest-bearing deposits                                              (21,003,904)        (21,820,427)
   Net increase in securities sold under
      repurchase agreements                                                                16,573,432          32,765,965
   Net increase in other short-term borrowings                                             30,285,621           6,384,630
   Cash dividends paid on common shares                                                      (317,311)           (317,310)
   Issuance of Series D preferred shares                                                        --              2,500,000
   Maturities and prepayments on debentures                                                  (129,000)         (7,752,185)
   Increase in long-term debt                                                                   --              2,500,000
  Funding provided for purchase of Series D
      preferred shares                                                                          --             (2,500,000)
                                                                                         -------------       ------------
             Net cash used by financing activities                                        (12,872,481)        (26,910,614)
                                                                                         ------------        ------------
Net decrease in cash and due from banks                                                       366,079          (4,491,766)
Cash and due from banks - beginning of period                                              35,975,787          37,168,675
                                                                                         ------------        ------------
Cash and due from banks - end of period                                                  $ 36,341,866        $ 32,676,909
                                                                                         ============        ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                         $  2,452,331        $  3,286,749
   Income taxes paid                                                                          532,427               --
Supplemental schedule of non-cash financing activities:
   Valuation account for securities available for sale,
      net of tax effect                                                                  $   (665,114)       $      --
   Conversion of debentures                                                                     --                  3,815

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


  1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 1994 and 1993 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1993 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1993.

 2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

 3. As of December 31, 1993 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the Company reclassified securities as either "held to maturity" or "available for sale".

 4. The following table presents information regarding the two issues of convertible preferred stock issued by the parent company:


                                                                   Issued &                        Liquidation
                                     Authorized                   Outstanding                         Value
                                   --------------               --------------                     -----------
             Series B                4,389 shares                 1,288 shares                        $ 20
             Series D              300,000 shares               250,000 shares                        $ 10

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


BUSINESS

Sterling Bancorp (the parent company) is a bank holding company, as defined by the Bank Holding Company Act of 1956, as amended, with subsidiaries engaged principally in commercial banking as well as accounts receivable financing, factoring and other financial services. The parent company owns virtually 100% of Sterling National Bank & Trust Company of New York (the bank), its principal subsidiary, all of the outstanding shares of Standard Factors Corporation, Universal Finance Corporation, Sterling Banking Corporation and virtually 100% of Security Industrial Loan Association (finance subsidiaries). As used throughout this report, "the Company" refers to Sterling Bancorp and its subsidiaries.

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with many other financial institutions. At March 31, 1994, the bank's year to date average earning assets (of which loans were 42% and securities were 57%) represented approximately 97% of the Company's year to date average earning assets. See page 13 for the composition of the Company's average balance sheets for the three months ended March 31, 1994 and March 31, 1993.

FINANCIAL CONDITION

Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed at both the parent company and the bank levels. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital market funds and other money market sources. Core deposits include domestic noninterest-bearing and interest- bearing retail deposits, which historically have been relatively stable. The parent company and the bank have significant unused borrowing capacity. Contingency plans exist and could be implemented on a timely basis to minimize the impact of any dramatic change in market conditions.

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At March 31, 1994, the parent company had on hand approximately $13,664,000 in cash.

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its non-bank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency (the Comptroller) to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. The bank with the Comptroller's approval paid dividends aggregating $37,330,000 in 1992 (significantly exceeding net profits). During 1993, with the Comptroller's approval, the bank paid dividends aggregating $ 2,599,314; the bank's net income for 1993 was $3,463,950. No dividends have been paid to date in 1994. In addition, from time to time dividends are paid to the parent company by other subsidiaries from their retained earnings without regulatory restrictions.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



At March 31, 1994, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $29,263,000.
To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with $11,000,000 principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. The parent company's long- term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long- term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms.

At March 31, 1994, the parent company's short-term debt, consisting solely of commercial paper, was approximately $13,914,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $28,500,000 and back-up credit lines with banks of $15,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The bank's asset-liability management program is designed to achieve acceptable yields while managing interest rate risk, maturity distribution and credit risk. At March 31, 1994, the bank maintained a portfolio of securities totalling $345,328,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities having an average life of approximately 3 1/2 years amounted to $324,855,000. As of December 31, 1993, the bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investment in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the bank reclassified securities as either "held to maturity" or "available for sale". The bank has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $379,000 and $6,573,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholder's equity. "Available for sale" securities included gross unrealized gains of $626,000 and gross unrealized losses of $498,000. During the quarter ended March 31, 1994 securities in the "available for sale" portfolio with a carrying value of $9,913,000 were sold at a net gain of $42,361.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital.
Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted average assets (after deducting goodwill). At March 31, 1994, the risk-based capital ratios and the leverage ratio for the Company and the bank exceeded the most stringent requirements contemplated by these guidelines. Information regarding the Company's and the bank's risk-based capital, at March 31, 1994 and December 31, 1993, is presented on page 16.

While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrowers. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at March 31, 1994 were as follows:

                                                    Company              Bank
                                                  ------------       ------------
                                                            (in thousands)
Domestic
  Commercial and industrial                        $  182,575            163,371
  Real estate - mortgage                               38,594             38,594
  Real estate - construction                            1,942              1,942
  Installment - individuals                             8,631              8,631
Foreign
  Government and official institutions                    789                789
                                                   ----------         ----------
  Loans, gross                                        232,531            213,327
  Less unearned discounts                               5,328              5,103
                                                   ----------         ----------
Loans, net of unearned discounts                   $  227,203         $  208,224
                                                   ==========         ==========



The strength of the Company's commercial and industrial loan portfolio, which represents approximately 79% of gross loans, is substantially dependent on the borrower's ability to repay the loan out of profits and cash flows of the borrower's business and the assets underlying the borrower's business, such as accounts receivable, equipment, inventory and real property. The Company's real estate loan portfolio, which represents approximately 18% of gross loans, is secured by mortgages on real property located principally in the city of New York and the state of Virginia. The collateral securing any loan may vary in value based on the success of the business and economic conditions.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Company's portfolio of loans is increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depends on current and expected economic conditions, the financial condition of borrowers and the credit management process.


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Thus, the allowance level reflects identified loss potential and inherent risk in the portfolio. A significant change in any of the evaluation factors described above could result in future additions in the allowance. At March 31, 1994, the ratio of the allowance to loans, net of unearned discounts, was 1.6%. At March 31, 1994, the Company's allowance, was $3,607,000 and its non-accrual loans amounted to $1,268,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 1994.


RESULTS OF OPERATIONS

The Company's earnings are primarily dependent on net interest income which can be affected by changes in interest rates. An analysis of the Company's interest rate sensitivity is presented on page 15. Net interest income varies with the mix of interest- earning assets and interest-bearing liabilities and their respective yields earned and rates paid. The increases (decreases) for the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 14. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 13.


COMPARISON OF YEARS ENDED MARCH 31, 1994 AND MARCH 31, 1993
Total interest income increased $1,242,000 for the three months ended March 31, 1994 when compared with the same period last year principally due to higher average outstandings. An increase in average securities outstandings partially offset by reduced yields, resulted in an increase in income from securities of $218,000. Higher average outstandings employed at higher rates resulted in an increase of $1,071,000 in interest and fees on loans.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Total interest expense for the three months ended March 31, 1994 increased $390,000 when compared with the same period in 1993 principally due to higher average balances. Lower rates paid resulted in a decrease of $207,000 in interest expense on savings and time deposits. Interest expense associated with borrowings was increased $597,000 due to higher outstandings.

Based on management's continuing evaluation of the collectibility of the loan portfolio, $190,000 was provided for possible loan losses for the three months ended March 31, 1994.

Other income increased $120,000 for the first quarter of 1994 when compared with the same period in 1993 as the result of higher service charges on deposit accounts and higher volume for letters of credit, and factoring services.

Other expenses increased $573,000 for the three months ended March 31, 1994 versus the same period last year reflecting higher costs associated with the Company's business development efforts as well as higher general business costs.

The provision for income taxes increased $201,000 for the first quarter 1994 when compared with the same period last year based on the level of pre-tax profitability.

As a result of the above factors, net income increased $169,000 for the three months ended March 31, 1994 when compared with the same period in 1993.

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended March 31,



                                                          1994                                       1993
                                           ------------------------------------      ------------------------------------
                                           Average                     Average       Average                     Average
ASSETS                                     Balance       Interest        Rate        Balance       Interest        Rate
                                           --------      --------      --------      --------      --------      --------
Interest-bearing deposits
   with other banks                        $  2,940      $     25         3.43%      $  3,525      $     28         3.24%
Securities
   Available for sale [2]                    83,582           987         4.79          --            --              --
   Held to maturity                         217,229         3,176         5.93        244,174         3,945         6.55
Federal funds sold                            3,333            27         3.34          9,545            71         3.01
Loans, net of unearned
   discounts [3]                            243,588         4,943         7.61        217,161         3,872         6.30
                                           --------      --------                    --------      --------
         TOTAL EARNING ASSETS               550,672         9,158         6.47        474,405         7,916         6.34
                                                         --------       ------                     --------        -----

Cash and due from banks                      41,934                                    33,846
Allowance for possible
   loan losses                               (3,509)                                   (3,194)
Goodwill                                     21,158                                    21,158
Other assets                                 13,418                                    11,036
                                           --------                                  --------

         TOTAL ASSETS                      $623,673                                  $537,251
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
 Interest-bearing deposits
    Savings                                $188,460           903         1.94       $197,515         1,236         2.54
    Other time                               91,901           611         2.70         85,925           485         2.34
                                           --------      --------                    --------      --------
       Total interest-bearing
         deposits                           280,361         1,514         2.19        283,440         1,721         2.46
                                           --------      --------                    --------      --------

Borrowings
   Securities sold under
      agreements to repurchase               53,745           375         2.83         19,016           138         2.95
   Commercial paper                          13,945           102         2.97         14,445           102         2.87
   Other short-term debt                     17,451           148         3.44          6,655            56         3.39
   Long-term debt                            52,263           747         5.80         28,159           479         6.53
                                           ---------      --------                   --------      --------
         Total borrowings                   137,404         1,372         4.05         68,275           775         4.45
                                           ---------     --------                    --------      --------
         TOTAL INTEREST-BEARING
           LIABILITIES                      417,765         2,886         2.80        351,715         2,496         2.86
                                                         --------         ----                     --------        -----

Noninterest-bearing deposits                142,411                                   126,450
Other liabilities                            10,492                                     8,892
                                           --------                                  --------
       Total liabilities                    570,668                                   487,057

Shareholders' equity                         53,005                                    50,194
                                           --------                                  --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $623,673                                  $537,251
                                           ========                                  ========

Net interest income/spread                               $  6,272         3.67%                    $  5,420        3.48%
                                                         ========         ====                     ========       =====

Net yield on earning assets
   (margin)                                                               4.62%                                    4.63%
                                                                          ====                                    =====


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.

[2] Based on amortized or historical cost with the FASB 115 market value adjustment included in other assets.

[3] Non-accrual loans are included in the average balance which reduces the average yields.

                       STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                          Three Months Ended March 31,
                                 (000 omitted)


                                                                                            Increase/(Decrease)
                                                                                            Three Months Ended
                                                                                          March 31, 1994 and 1993
                                                                                       ----------------------------
                                                                                     Volume         Rate         Total[1]
                                                                                     -------       -------       --------
INTEREST INCOME
Interest-bearing deposits with other banks                                           $    (5)      $     2       $    (3)
                                                                                     -------       -------       -------

Securities
   Available for sale                                                                    494           493           987
   Held to maturity [2]                                                                 (342)         (427)         (769)
                                                                                     -------       -------       -------
      Total                                                                              152            66           218
                                                                                     -------       -------       -------

Federal funds sold                                                                       (49)            5           (44)
                                                                                     -------       -------       -------

Loans, net of unearned discounts [3]                                                   1,017            54         1,071
                                                                                     -------       -------       -------
   TOTAL INTEREST INCOME                                                             $ 1,115       $   127       $ 1,242
                                                                                     =======       =======       =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                                           $   (50)      $  (283)      $  (333)
   Other time                                                                             36            90           126
                                                                                     -------       -------       -------
         Total                                                                           (14)         (193)         (207)
                                                                                     -------       -------       -------

Borrowings
   Securities sold under agreements to repurchase                                        248           (11)          237
   Commercial paper                                                                       (4)            4            --
   Other short-term debt                                                                  91             1            92
   Long-term debt                                                                         354          (86)          268
                                                                                      -------      -------       -------
      Total                                                                              689           (92)          597
                                                                                     -------       -------       -------

TOTAL INTEREST EXPENSE                                                               $   675       $  (285)      $   390
                                                                                     =======       =======       =======

NET INTEREST INCOME                                                                  $   440       $   412       $   852
                                                                                     =======       =======       =======


[1] The rate/volume variance is allocated equally between changes in volume and rate.

[2]   Includes Federal Reserve Bank and other stock investments.

[3] Non-accrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                       STERLING BANCORP AND SUBSIDIARIES
                           Interest Rate Sensitivity


To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are placed in a time of the earliest repricing period. Based on the interest rate sensitivity analysis shown below, the Company's net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates. Amounts are presented in thousands.

                                                                                   Repricing Date
                                            ---------------------------------------------------------------------------------------
                                                            More than                                        Non
                                            3 months        3 months       1 year to         Over           Rate
                                             or less        to 1 year       5 years         5 years       Sensitive         Total
                                            ---------       ---------      ---------       ---------      ---------       ---------
ASSETS
   Interest-bearing deposits
       with other banks                     $   1,200       $     130      $   1,640       $   --         $   --          $   2,970
   Securities                                   5,256          12,507         32,281         287,367          7,962         345,373
   Federal funds sold
   Loans, net of unearned
    discounts                                 195,002             932         18,898          17,473         (5,103)        227,202
   Noninterest-earnings assets
    and allowance for possible
    loan losses                                 --              --             --              --            66,495          66,495
                                            ----------      ----------     ----------      ----------     ---------       ---------

      Total Assets                            201,458          13,569         52,819         304,840         69,354         642,040
                                            ---------       ---------      ---------       ---------      ---------       ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits                  147,458          17,203        113,211              21          --            277,893
  Securities sold under
     repurchase agreements                     45,428           8,370          --              --             --             53,798
  Commercial paper                             13,914           --             --              --             --             13,914
  Other short-term borrowings                  38,306           6,000          --              --             --             44,306
   Long-term debt                              26,763           --            24,100           1,400          --             52,263
   Noninterest-bearing
    liabilities and share-
     holders' equity                            --              --             --              --           199,866         199,866
                                             ---------      ----------     ----------      ----------     ---------       ---------

       Total Liabilities and
          Shareholders' Equity              $ 271,869       $  31,573      $ 137,311       $   1,421      $ 199,866       $ 642,040
                                            =========       =========      =========       =========      =========       =========

  Net Interest Rate
      Sensitivity Gap                       $ (70,411)      $ (18,004)     $ (84,492)      $ 303,419      $(130,512)      $   --
                                            =========       =========      =========       =========      =========       ==========

   Cumulative Gap at
      March 31, 1994                        $ (70,411)      $ (88,415)     $(172,907)      $ 130,512      $   --          $   --
                                            =========       =========      =========       =========      ==========      ==========

   Cumulative Gap at
      March 31, 1993                        $ (32,876)      $ (36,699)     $ (52,335)      $ 121,787      $   --          $   --
                                            =========       =========      =========       =========      ==========      ==========

   Cumulative Gap at
      December 31, 1993                     $  29,476       $   9,319      $ (59,671)      $ 170,526      $   --          $   --
                                            =========       =========      =========       =========      ==========      ==========

                       STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios


                                                                    The Company                         The Bank
                                                                -------------------               -------------------
                                                              3/31/94        12/31/93           3/31/94        12/31/93
                                                             --------        --------          --------        ---------
                                                                                    ($ in thousands)
COMPONENTS
   Stockholders' equity                                      $ 52,777        $ 52,857          $ 47,331        $ 46,993
   Minority interest                                                8               8              --              --
   Less
      Goodwill                                                 21,158          21,158              --              --
      Net unrealized appreciation on
         securities available for sale,
          net of tax effect (1)                                    69             735                69             734
                                                             --------        --------          --------        --------

      Tier 1 Capital                                           31,558          30,972            47,262          46,259
                                                             --------        --------          --------        --------

   Allowance for possible loan losses
      (limited to 1.25% of total risk-weighted
         assets)                                                3,607           3,414             3,197           3,042
   Subordinated debt (limited to 50%
      of Tier 1 Capital)                                       15,779          15,486              --              --
                                                             --------        --------          ---------       ---------

      Tier 2 Capital                                           19,386          18,900             3,197           3,042
                                                             --------        --------          --------        --------

      Total Risk-based Capital                               $ 50,944        $ 49,872          $ 50,459        $ 49,301
                                                             ========        ========          ========        ========


RATIOS
   Tier 1 Capital                                               10.24%           9.37%            16.41%          14.95%
                                                             ========        ========          ========        ========
   Total Capital                                                16.54%          15.08%            17.52%          15.94%
                                                             ========        ========          ========        ========
   Leverage                                                      5.08%           4.90%             7.85%           7.57%
                                                             ========        ========          ========        ========

Memoranda
   Tier 1 Capital minimum requirement                        $ 12,323        $ 13,226          $ 11,521        $ 12,374
                                                             ========        ========          ========        ========
   Total Capital minimum requirement                         $ 24,646        $ 26,451          $ 23,044        $ 24,747
                                                             ========        ========          ========        ========
   Risk-weighted assets, net of goodwill                     $308,080        $330,641          $288,047        $309,343
                                                             ========        ========          ========        ========
   Total assets, net of goodwill                             $620,882        $631,881          $601,708        $611,149
                                                             ========        ========          ========        ========





(1) As directed by regulatory agencies this amount must be excluded from the computation of Tier 1 capital.

                       STERLING BANCORP AND SUBSIDIARIES


                         PART II  -  OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K

             (a)    The following exhibit is filed as part of this report:

                        (11) Statement Re: Computation of Per Share Earnings

             (b)    No reports on Form 8-K have been filed during the quarter.




                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                STERLING BANCORP
                                                .............................
                                                    (Registrant)




Date     May 16, 1994                      \s\  Louis J. Cappelli
    -------------------------                   -----------------------------
                                                Louis J. Cappelli
                                                Chairman and
                                                Chief Executive Officer



Date     May 16, 1994                      \s\  John W. Tietjen
    -------------------------                   -----------------------------
                                                John W. Tietjen
                                                Senior  Vice  President,
                                                Treasurer and
                                                Chief Financial Officer

                       STERLING BANCORP AND SUBSIDIARIES


                                 Exhibit Index





                                                                Incorporated                              Sequential
   Exhibit                                                        Herein By                 Filed            Page
    Number                         Description                  Reference To               Herewith           No.
   -------                         -----------                  ------------               --------           ---
    11                             Computation of                                             X
                                   Per Share Earnings