Form 10-Q
period 1994-06-30
STERLING BANCORP
filed 1994-08-15
CIK 93451

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                                   June 30, 1994
For Quarter Ended...............................................................


                                     1-5273-1
Commission file number..........................................................


                                   Sterling Bancorp
................................................................................
            (Exact name of registrant as specified in its charter)



        New York                                                    13-2565216
......................................................................................
(State or other jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                                 Identification No.)




540 Madison Avenue, New York, N.Y.                                   10022-3299
......................................................................................
(Address of principal executive offices)                             (Zip Code)



                                  212-826-8000
................................................................................
             (Registrant's telephone number, including area code)



                                      N/A
................................................................................
           (Former name, former address and former fiscal year, if
                         changed since last report.)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X . No   .
                                              ---    ---
       As of June 30, 1994 there were outstanding 6,346,212 shares of common stock, $1.00 par value, the registrant's only class of common shares outstanding.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                                       Page
                                                                                                   ----
       Item 1. Financial Statements

              Consolidated Financial Statements                                                      3
              Notes to Consolidated Financial Statements                                             7

       Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

            Business                                                                                 8
            Financial Condition                                                                      8
            Credit Risk                                                                             10
            Results of Operations                                                                   11
            Average Balance Sheets                                                                  14
            Rate/Volume Analysis                                                                    16
            Interest Rate Sensitivity                                                               18
            Risk-Based Capital Components and Ratios                                                19


PART II OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                                                    20



SIGNATURES                                                                                          20


EXHIBIT INDEX                                                                                       21

       Exhibit 11 Computation of Per Share Earnings                                                 22

                       STERLING BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                           June 30,             December 31,
ASSETS                                                                                       1994                   1993
                                                                                         ------------           ------------
Cash and due from banks                                                                  $ 36,168,351           $ 35,975,787
Interest-bearing deposits with other banks                                                  2,970,000              2,970,000
Federal funds sold                                                                         20,000,000                  --
Securities
   Available for sale                                                                      82,157,903             91,125,104
   Held to maturity (market value
    $233,768,712 and $196,784,084, respectively)                                          246,455,851            195,690,687
                                                                                         ------------           ------------
        Total securities                                                                  328,613,754            286,815,791
                                                                                         ------------           ------------
Loans, net of unearned discounts                                                          281,794,916            298,750,821
Less allowance for possible loan losses                                                     3,819,551              3,413,947
                                                                                         ------------           ------------
           Loans, net                                                                     277,975,365            295,336,874
                                                                                         ------------           ------------
Customers' liability under acceptances                                                        155,510                201,669
Excess cost over equity in net assets of the
   banking subsidiary                                                                      21,158,440             21,158,440
Premises and equipment, net                                                                 3,217,282              2,593,890
Other assets                                                                                9,754,719              7,986,790
                                                                                         ------------           ------------
                                                                                         $700,013,421           $653,039,241
                                                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                                          $155,713,009           $174,088,971
   Interest-bearing deposits                                                              331,700,084            298,896,955
                                                                                         ------------           ------------
           Total deposits                                                                 487,413,093            472,985,926
Securities sold under repurchase agreements                                                65,496,226             37,225,000
Commercial paper                                                                           13,766,200             14,320,400
Other short-term borrowings                                                                11,724,797             13,613,964
Acceptances outstanding                                                                       155,510                201,669
Other liabilities                                                                          16,240,846              9,420,630
                                                                                         ------------           ------------
                                                                                          594,796,672            547,767,589
                                                                                         ------------           ------------
Long-term convertible subordinated debentures                                              26,713,000             26,892,000
Other long-term debt                                                                       25,500,000             25,500,000
                                                                                         ------------           ------------
           Total long-term debt                                                            52,213,000             52,392,000
                                                                                         ------------           ------------
           Total liabilities                                                              647,009,672            600,159,589
                                                                                         ------------           ------------

Commitments and contingent liabilities


Convertible preferred stock, Series D
  - market value guarantee feature                                                            750,000                562,500
Less unearned compensation - unallocated shares                                               719,364                539,523

Shareholders' equity
   Preferred shares, $5 par value. Authorized 644,389 shares
     Series B                                                                                  25,760                 25,760
     Series D                                                                               1,750,000              1,937,500
   Common shares, $1 par value.  Authorized 20,000,000 shares;
      issued 6,496,605 shares                                                               6,496,605              6,496,605
   Capital surplus                                                                         28,089,487             28,089,487
   Retained earnings                                                                       20,158,769             18,920,583
   Net unrealized (depreciation) appreciation on securities
      available for sale, net of tax effect                                                  (379,403)               734,686
                                                                                         ------------           ------------
                                                                                           56,141,218             56,204,621
   Less:
      Common shares in treasury at cost, 150,393 shares                                     1,489,589              1,489,589
      Unearned compensation                                                                 1,678,516              1,858,357
                                                                                         ------------           ------------
                                                                                           52,973,113             52,856,675
                                                                                         ------------           ------------
                                                                                         $700,013,421           $653,039,241
                                                                                         ============           ============

  See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income


                                                                  Three Months Ended                        Six Months Ended
                                                                        June 30,                                 June 30,
                                                               1994                1993                1994                  1993
                                                            -----------        -----------          -----------          -----------
INTEREST INCOME
   Interest and fees on loans                               $ 5,636,674        $ 4,269,702          $10,579,696          $ 8,141,931
   Interest and dividends on securities
     Available for sale                                       1,136,370              --               2,123,749                --
     Held to maturity                                         3,834,873          3,649,235            7,010,570            7,594,201
   Interest on Federal funds sold                                64,661             44,824               92,135               51,830
   Interest on deposits with other banks                         28,457             23,696               53,301              115,752
                                                            -----------        -----------          -----------          -----------
           Total interest income                             10,701 035          7,987,457           19,859,451           15,903,714
                                                            -----------        -----------          -----------          -----------


INTEREST EXPENSE
   Interest on deposits                                       1,959,711          1,704,133            3,473,308            3,425,463
   Interest on Federal funds purchased
      and securities sold under
      repurchase agreements                                     493,600            186,548              868,243              324,815
   Interest on commercial paper                                 125,176            101,412              227,056              203,733
   Interest on other short-term borrowings                      224,838              9,104              373,249               64,782
   Interest on long-term debt                                   792,801            497,627            1,540,241              976,238
                                                            -----------        -----------          -----------          -----------
           Total interest expense                             3,596,126          2,498,824            6,482,097            4,995,031
                                                            -----------        -----------          -----------          -----------
Net interest income                                           7,104,909          5,488,633           13,377,354           10,908,683
Provision for possible loan losses                              200,000            160,000              390,000              320,000
                                                            -----------        -----------          -----------          -----------
Net interest income after provision
 for possible loan losses                                     6,904,909          5,328,633           12,987,354           10,588,683
                                                            -----------        -----------          -----------          -----------

NONINTEREST INCOME
   Service charges on deposit accounts                          320,978            274,104              624,295              516,144
   Factoring and letters of credit
     commissions                                                449,026            310,563              854,079              618,627
   Trust fees                                                   116,235            199,247              260,615              416,494
   Gain on sale of securities                                     --                 --                  42,361                --
   Other                                                        143,430            160,495              245,705              270,110
                                                            -----------        -----------          -----------          -----------
           Total noninterest income                           1,029,669            944,409            2,027,055            1,821,375
                                                            -----------        -----------          -----------          -----------


NONINTEREST EXPENSES
   Salaries and employee benefits                             2,899,527          2,632,683            5,751,549            5,265,888
   Occupancy                                                    638,082            624,930            1,240,656            1,243,796
   Equipment                                                    354,830            269,656              676,506              535,765
   Legal and other professional fees                            330,132            212,641              583,278              405,173
   Federal deposit insurance premium                            243,228            228,064              486,456              456,128
   Marketing                                                    151,380             91,088              301,554              235,588
   Other                                                      1,018,220            705,503            1,924,103            1,377,702
                                                            -----------        -----------          -----------          -----------
           Total noninterest expenses                         5,635,399          4,764,565           10,964,102            9,520,040
                                                            -----------        -----------          -----------          -----------
Income before income taxes                                    2,299,179          1,508,477            4,050,307            2,890,018
Provision for income taxes                                    1,336,775            706,519            2,177,436            1,346,296
                                                            -----------        -----------          -----------          -----------


Net income                                                  $   962,404        $   801,958          $ 1,872,871          $ 1,543,722
                                                            ===========        ===========          ===========          ===========


Average number of common shares outstanding                   6,360,249          6,346,212            6,359,721            6,346,056
                                                            ===========        ===========          ===========          ===========
Per average common share
   Net income                                                     $0.15              $0.12                $0.29                $0.24
                                                                  =====              =====                =====                =====
Average number of common shares outstanding
   assuming full dilution                                     8,775,778          8,833,131            8,777,025            8,666,308
                                                            ===========        ===========          ===========          ===========
Per average common share assuming
  full dilution
   Net income                                                     $0.13              $0.12                $0.26                $0.23
                                                                  =====              =====                =====                =====


Dividends paid per common share                                   $0.05              $0.05                $0.10                $0.10
                                                                  =====              =====                =====                =====


See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                          June 30,                   June 30,
                                                                            1994                       1993
                                                                        ------------               ------------
   Shareholders' equity at beginning of period                          $ 52,856,675               $ 50,150,005
                                                                        ------------               ------------

   Net income                                                              1,872,871                  1,543,722
   Dividends declared:
     Common stock - $.05 per share                                          (634,621)                  (634,621)
     Preferred stock at prescribed rates                                         (64)                       (64)
   Conversion of subordinated debentures
     into common stock                                                         --                         6,815
   Issuance of Series D preferred shares                                       --                     2,500,000
   Unearned compensation - Series D shares                                     --                    (2,500,000)
   Change in market value guarantee feature
     Convertible preferred stock, Series D                                  (187,500)                     --
   Unearned compensation - unallocated shares                                179,841                      --
   Change in valuation account for securities
     available for sale, net of tax effect                                (1,114,089)                     --
                                                                        ------------               ------------
   Net change in shareholders' equity                                        116,438                    915,852
                                                                        ------------               ------------
   Shareholders' equity at end of period                                $ 52,973,113               $ 51,065,857
                                                                        ============               ============





   See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                            Statements of Cash Flows

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                             1994                1993
                                                                                         ------------        ------------
OPERATING ACTIVITIES
  Net income                                                                             $  1,872,871        $  1,543,722
  Adjustments to reconcile net income to net cash
      from operating activities:
        Provision for possible loan losses                                                    390,000             320,000
        Allowance of acquired portfolio                                                         --                209,628
        Depreciation and amortization of premises and equipment                               247,497             218,679
        Deferred income tax (benefit) provision                                              (262,208)            117,944
        Gain on sale of securities                                                            (42,361)              --
        Amortization of premiums on securities                                              1,856,925           1,758,255
        Accretion of discounts on securities                                                  (51,286)            (28,385)
        (Increase) Decrease in accrued interest receivable                                   (213,186)             87,247
        Increase (Decrease) in other liabilities                                            6,820,216             (98,288)
        Other, net                                                                           (344,708)             20,499
                                                                                         ------------        ------------

             Net cash provided by operating activities                                     10,273,760           4,149,301
                                                                                         ------------        ------------

INVESTING ACTIVITIES
   Purchase of premises and equipment                                                        (870,889)           (262,457)
   Net decrease in interest-bearing deposits
      with other banks                                                                          --                630,000
   Net (increase) in Federal funds sold                                                   (20,000,000)        (25,000,000)
   Net decrease in loans                                                                   16,971,509          22,877,318
   Proceeds from sale of securities                                                         9,955,694               --
   Proceeds from prepayments, redemptions or maturities
      of securities                                                                        58,371,050          79,255,463
   Purchase of securities                                                                (113,949,901)        (88,445,599)
                                                                                         ------------        ------------
             Net cash used by investing activities                                        (49,522,537)        (10,945,275)
                                                                                         ------------        ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                                           (18,375,962)        (36,941,687)
   Net increase (decrease) in interest-bearing deposits                                    32,803,129          (2,056,819)
   Net increase in securities sold under
      repurchase agreements                                                                28,271,226          33,232,350
   Net (decrease) in other short-term borrowings                                           (2,443,367)           (504,853)
   Cash dividends paid on common shares                                                      (634,685)           (634,685)
   Issuance of Series D preferred shares                                                        --              2,500,000
   Maturities and prepayments on debentures                                                  (179,000)         (7,752,185)
   Increase in long-term debt                                                                   --              2,500,000
   Funding provided for purchase of Series D
      preferred shares                                                                          --             (2,500,000)
                                                                                         -------------       ------------
             Net cash provided (used) by financing activities                              39,441,341         (12,157,879)
                                                                                         ------------        ------------
Net increase (decrease) in cash and due from banks                                            192,564         (18,953,853)
Cash and due from banks - beginning of period                                              35,975,787          37,168,675
                                                                                         ------------        ------------
Cash and due from banks - end of period                                                  $ 36,168,351        $ 18,214,822
                                                                                         ============        ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                         $  5,947,012        $  5,349,729
   Income taxes paid                                                                        1,619,551             610,000
Supplemental schedule of non-cash financing activities:
   Change in valuation account for securities available for sale,
      net of tax effect                                                                  $ (1,114,089)       $      --
   Conversion of debentures                                                                     --                  3,815

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


 1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 1994 and 1993 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1993.

 2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

 3. During the first quarter of 1993, the Company established an Employee Stock Ownership Plan ("ESOP"), which replaces the profit-sharing plans. This plan covers substantially all employees with one or more years of service of at least 1,000 hours who are at least 21 years of age. A trust established under the ESOP borrowed $2,500,000 from Sterling National Bank and purchased 250,000 shares of the parent company's new issue of ESOP Preferred Stock, Series D, which are convertible into approximately 250,000 common shares and have voting rights equivalent to the common shares. Shares purchased by the ESOP are held in a suspense account for allocation among the participants as the loan is paid. Under the terms of the ESOP, participants may vote both allocated and unallocated shares.

      The ESOP is to be funded by cash contributions made by the Company. Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of salary in the year of allocation.

 4. The Company's outstanding Preferred Shares comprise 1,288 Series B shares (of 4,389 authorized) and 250,000 Series D Shares (of 300,000 authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share (voting with the Common Shares) upon liquidation or redemption equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, to one vote per share (voting with the Common Shares except as otherwise required by law), is convertible into one Common Share, and is entitled to a liquidation preference (together with accrued dividends) of $10.

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

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with many other financial institutions. At June 30, 1994, the bank's year to date average earning assets (of which loans were 41% and securities were 58%) represented approximately 96% of the Company's year to date average earning assets. See pages 14 and 15 for the composition of the Company's average balance sheets for the three and six months ended June 30, 1994 and June 30, 1993.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At June 30, 1994, the parent company had on hand approximately $11,021,653 in cash.

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its non-bank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency (the Comptroller) to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. The bank with the Comptroller's approval paid dividends aggregating $37,330,000 in 1992 (significantly exceeding net profits) as well as dividends aggregating $2,599,314 during 1993 and $1,577,514 to date in 1994. The bank's net income was $3,463,950 for 1993 and $2,274,308 for the six months ended June 30, 1994. In addition, from time to time dividends are paid to the parent company by other subsidiaries from their retained earnings without regulatory restrictions.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The parent company's long-term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long-term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms. At June 30, 1994, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $29,213,000. To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with $11,000,000 principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. On June 9, 1994 the parent company offered to exchange its Third Series Debentures due July 1, 1996 for Fifth Series Debentures due July 1, 2001. Both Series of debentures bear a floating interest rate equal to one half of one percent ( 1/2%) above the daily average reference rate of interest of a designated major New York City bank, payable semi-annually, and are convertible into the parent company's common stock as follows - Third Series, at $12.00 and Fifth Series, at 8.75. Following the expiration of the exchange offer on July 29, 1994, $7,020,000 principal amount of Third Series Debentures were exchange for Fifth Series Debentures.

At June 30, 1994, the parent company's short-term debt, consisting solely of commercial paper, was approximately $13,766,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $30,561,000 and back-up credit lines with banks of $15,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The bank's asset-liability management program is designed to achieve acceptable yields while managing interest rate risk, maturity distribution and credit risk. At June 30, 1994, the bank maintained a portfolio of securities totalling $328,569,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities having an average life of approximately 3 1/2 years amounted to $312,859,000. As of December 31, 1993, the bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investment in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the bank reclassified securities as either "held to maturity" or "available for sale". The bank has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. At June 30, 1994, the gross unrealized gains and losses on "held to maturity" securities were $195,000 and $12,882,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholder's equity. "Available for sale" securities included gross unrealized gains of $180,000 and gross unrealized losses of $882,000 at June 30, 1994. During the six months ended June 30, 1994 securities in the "available for sale" portfolio with a carrying value of $9,913,000 were sold at a net gain of $42,361.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted average assets (after deducting goodwill). At June 30, 1994, the risk-based capital ratios and the leverage ratio for the Company and the bank significantly exceeded the required ratios. Information regarding the Company's and the bank's risk-based capital, at June 30, 1994 and December 31, 1993, is presented on page 19.

While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of a lending limit for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at June 30, 1994 were as follows:

                                                              Company            Bank
                                                            ------------     ------------
                                                                    (in thousands)
Domestic
  Commercial and industrial                                 $  235,290         $  210,996
  Real estate - mortgage                                        39,633             39,633
  Real estate - construction                                     1,732              1,732
  Installment - individuals                                      9,394              9,394
Foreign
  Government and official institutions                             789                789
                                                            ----------         ----------
  Loans, gross                                                 286,838            262,544
  Less unearned discounts                                        5,043              4,810
                                                            ----------         ----------
Loans, net of unearned discounts                            $  281,795         $  257,734
                                                            ==========         ==========



The strength of the Company's commercial and industrial loan portfolio, which represents approximately 82% of gross loans, is substantially dependent on the borrower's ability to repay the loan out of profits and cash flows of the borrower's business and the assets underlying the borrower's business, such as accounts receivable, equipment, inventory and real property. The Company's real estate mortgage loan portfolio, which represents approximately 14% of gross loans, is secured by mortgages on real property located principally in the city of New York and the state of Virginia. The collateral securing any loan may vary in value based on the success of the business and economic conditions.

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


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Thus, the allowance level reflects identified loss potential and inherent risk in the portfolio. A significant change in any of the evaluation factors described above could result in future additions in the allowance. At June 30, 1994, the ratio of the allowance to loans, net of unearned discounts, was 1.36%. At June 30, 1994, the Company's allowance, was $3,820,000 and its non-accrual loans amounted to $1,209,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 1994.


RESULTS OF OPERATIONS

The Company's earnings are primarily dependent on net interest income which can be affected by changes in interest rates. An analysis of the Company's interest rate sensitivity is presented on page 18. Net interest income varies with the mix of interest- earning assets and interest-bearing liabilities and their respective yields earned and rates paid. The increases (decreases) for the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 16 and 17.
Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 14 and 15.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1993

The increase of $2,713,000 in total interest income for the second quarter of 1994 when compared with the same period in 1993 was principally due to higher average funds employed. An increase in average securities outstandings, resulted in an increase in income from securities of $1,322,000. Higher average outstandings employed at higher rates resulted in an increase of $1,367,000 in interest and fees on loans.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Total interest expense for the three months ended June 30, 1994 increased $1,097,000 when compared with the same period in 1993 principally due to higher average balances. Higher outstandings resulted in an increase of $255,000 in interest expense on savings and time deposits. Interest expense associated with borrowings was increased $842,000 principally due to higher outstandings.

Based on management's continuing evaluation of the collectibility of the loan portfolio, $200,000 was provided for possible loan losses for the three months ended June 30, 1994.

Noninterest income increased $85,000 for the second quarter of 1994 when compared with the same period in 1993 as the result of higher service charges on deposit accounts and higher volume for letters of credit, and factoring services.

Noninterest expenses increased $871,000 for the three months ended June 30, 1994 versus the same period last year. Salaries and employee benefits expense increased $267,000 principally due to higher costs for pension and other benefit plans. The increase of $117,000 in legal and other professional fees was principally due to expenses related to the parent company's debt exchange offer (see FINANCIAL CONDITION above). Marketing expenses increased $60,000 reflecting higher costs associated with the Company's business development efforts. The increase of $313,000 in other expenses was attributable to expenses related to the parent company's debt exchange ($172,000) and higher general business costs.

The provision for income taxes increased $630,000 for the second quarter 1994 when compared with the same period last year mainly due to higher level of pre-tax profitability.

As a result of the above factors, net income increased $160,000 for the three months ended June 30, 1994 when compared with the same period in 1993.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1993

The increase of $3,955,000 in total interest income for the six months ended June 30, 1994 compared with the same period in 1993 was due to higher average funds employed at slightly higher yields. An increase in average securities outstandings partially offset by reduced yields, resulted in an increase in income from securities of $1,540,000. Higher average outstandings employed at higher rates resulted in an increase of $2,438,000 in interest and fees on loans.

Total interest expense for the six months ended June 30, 1994 increased $1,487,000 when compared with the same period in 1993 principally due to higher average balances. Interest expense associated with borrowings was increased $1,438,000 principally due to higher outstandings.

Based on management's continuing evaluation of the collectibility of the loan portfolio, $390,000 was provided for possible loan losses for the six months ended June 30, 1994.

Noninterest income increased $206,000 for the first six months of 1994 when compared with the same period in 1993 as the result of higher service charges on deposit accounts and higher volume for letters of credit, and factoring services.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Noninterest expenses increased $1,444,000 for the six months ended June 30, 1994 versus the same period last year. Salaries and employee benefits expense increased $486,000 principally due to higher costs for pension and other benefit plans. Equipment expense increased $141,000 as a result of higher costs for equipment rentals and maintenance contracts coupled with upgrading non- capitalized computer equipment and peripherals. The increase of $178,000 in legal and other professional fees was principally due to expenses related to the parent company's debt exchange offer (see FINANCIAL CONDITION above). Marketing expenses increased $66,000 reflecting higher costs associated with the Company's business development efforts. The increase of $546,000 in other expenses was attributable to expenses related to the parent company's debt exchange ($172,000) and higher general business costs.

The provision for income taxes increased $831,000 for the first six months 1994 when compared with the same period last year mainly due to the higher level of pre-tax profitability.

As a result of the above factors, net income increased $329,000 for the six months ended June 30, 1994 when compared with the same period in 1993.

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended June 30,

                                                            1994                                      1993
                                           -----------------------------------       -----------------------------------
                                           Average                     Average       Average                     Average
ASSETS                                     Balance       Interest        Rate        Balance       Interest        Rate
                                           --------      --------      -------       --------      --------      -------
Interest-bearing deposits
   with other banks                        $  2,970      $     28         3.84%      $  3,000      $     24         3.21%
Securities
   Available for sale [2]                    84,958         1,136         5.36          --            --              --
   Held to maturity                         252,889         3,835         6.08        244,473         3,649         5.99
Federal funds sold                            6,319            65         4.15          5,846            45         3.09
Loans, net of unearned
   discounts [3]                            246,248         5,637         9.26        220,445         4,270         6.98
                                           --------      --------                    --------      --------
         TOTAL EARNING ASSETS               593,384        10,701         7.23        473,764         7,988         6.41
                                                         --------       ------                     --------       ------

Cash and due from banks                      40,948                                    32,854
Allowance for possible
   loan losses                               (3,657)                                   (2,962)
Goodwill                                     21,158                                    21,158
Other assets                                 13,830                                    10,850
                                           --------                                  --------

         TOTAL ASSETS                      $665,663                                  $535,664
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                 $177,727           771         1.74       $198,129         1,105         2.23
   Other time                               122,667         1,188         3.89         85,121           599         2.82
                                           --------      --------                    --------      --------
         Total interest-bearing
           deposits                         300,394         1,959         2.62        283,250         1,704         2.41
                                           --------      --------                    --------      --------

Borrowings
   Federal funds purchased
      and securities sold under
      agreements to repurchase               60,568           494         3.27         25,797           187         2.91
   Commercial paper                          15,158           125         3.31         13,758           102         2.94
   Other short-term debt                     24,027           225         3.76          2,713             9         1.33
   Long-term debt                            52,246           793         6.09         32,407           497         6.16
                                           --------      --------                    --------      --------
         Total borrowings                   151,999         1,637         4.32         74,675           795         4.27
                                           --------      --------                    --------      --------
         TOTAL INTEREST-BEARING
           LIABILITIES                      452,393         3,596         3.19        357,925         2,499         2.80
                                                         --------        -----                     --------        -----

Noninterest-bearing deposits                145,740                                   119,890
Other liabilities                            14,493                                     6,983
                                           --------                                  --------
         Total liabilities                  612,626                                   484,798

Shareholders' equity                         53,037                                    50,866
                                           --------                                  --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $665,663                                  $535,664
                                           ========                                  ========

Net interest income/spread                               $  7,105         4.04%                    $  5,489         3.61%
                                                         ========         ====                     ========         ====

Net yield on earning assets
   (margin)                                                               4.77%                                     4.29%
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

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Six Months Ended June 30,

                                                            1994                                      1993
                                           -----------------------------------       -----------------------------------
                                           Average                     Average       Average                     Average
ASSETS                                     Balance       Interest        Rate        Balance       Interest        Rate
                                           --------      --------      -------       --------      --------      -------
Interest-bearing deposits
   with other banks                        $  2,956      $     53         3.64%      $  3,261      $     52         3.22%
Securities
   Available for sale [2]                    84,274         2,124         5.06          --            --              --
   Held to maturity                         235,157         7,010         5.96        244,325         7,594         6.27
Federal funds sold                            4,834            92         3.84          7,685           116         3.04
Loans, net of unearned
   discounts [3]                            244,914        10,580         8.72        218,802         8,142         6.68
                                           --------      --------                    --------      --------
         TOTAL EARNING ASSETS               572,135        19,859         6.96        474,073        15,904         6.38
                                                         --------       ------                     --------       ------

Cash and due from banks                      41,438                                    33,347
Allowance for possible
   loan losses                               (3,584)                                   (3,077)
Goodwill                                     21,158                                    21,158
Other assets                                 13,624                                    10,942
                                           --------                                  --------

         TOTAL ASSETS                      $644,771                                  $536,443
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                 $183,057         1,674         1.84       $197,816         2,341         2.39
   Other time                               107,370         1,800         3.38         85,519         1,084         2.56
                                           --------      --------                    --------      --------
         Total interest-bearing
           deposits                         290,427         3,474         2.41        283,335         3,425         2.44
                                           --------      --------                    --------      --------

Borrowings
   Federal funds purchased
      and securities sold under
      agreements to repurchase               57,176           868         3.06         22,426           325         2.92
   Commercial paper                          14,552           227         3.15         14,101           204         2.92
   Other short-term debt                     20,757           373         3.63          4,673            65         2.80
   Long-term debt                            52,255         1,540         5.94         30,288           976         6.50
                                           --------      --------                    --------      --------
         Total borrowings                   144,740         3,008         4.19         71,488         1,570         4.43
                                           --------      --------                    --------      --------
         TOTAL INTEREST-BEARING
           LIABILITIES                      435,167         6,482         3.00        354,823         4,995         2.84
                                                         --------        -----                     --------        -----

Noninterest-bearing deposits                144,085                                   123,152
Other liabilities                            12,497                       7,937
                                           --------                    --------
         Total liabilities                  591,749                                   485,912

Shareholders' equity                         53,022                                    50,531
                                           --------                                  --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $644,771                                  $536,443
                                           ========                                  ========

Net interest income/spread                               $ 13,377         3.96%                    $ 10,909         3.54%
                                                         ========         ====                     ========        =====

Net yield on earning assets
   (margin)                                                               4.73%                                     4.26%
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

                       STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                          Three Months Ended June 30,
                                 (000 omitted)



                                                                                              Increase/(Decrease)
                                                                                              Three Months Ended
                                                                                            June 30, 1994 and 1993
                                                                                     ------------------------------------
                                                                                     Volume         Rate         Total[1]
                                                                                     -------       -------       --------
INTEREST INCOME
Interest-bearing deposits with other banks                                           $   --        $     4       $     4
                                                                                     --------      -------       -------

Securities
   Available for sale                                                                    568           568         1,136
   Held to maturity [2]                                                                  127            59           186
                                                                                     -------       -------       -------
      Total                                                                              695           627         1,322
                                                                                     -------       -------       -------

Federal funds sold                                                                         4            16            20
                                                                                     -------       -------       -------

Loans, net of unearned discounts [3]                                                     281         1,086         1,367
                                                                                     -------       -------       -------
   TOTAL INTEREST INCOME                                                             $   980       $ 1,733       $ 2,713
                                                                                     =======       =======       =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                                           $  (103)      $  (231)      $  (334)
   Other time                                                                            314           275           589
                                                                                     -------       -------       -------
      Total                                                                              211            44           255
                                                                                     -------       -------       -------

Borrowings
   Federal funds purchased and securities sold
     under agreements to repurchase                                                      268            39           307
   Commercial paper                                                                       10            13            23
   Other short-term debt                                                                 135            81           216
   Long-term debt                                                                        303            (7)          296
                                                                                     -------       -------       -------
      Total                                                                              716           126           842
                                                                                     -------       -------       -------

TOTAL INTEREST EXPENSE                                                               $   927       $   170       $ 1,097
                                                                                     =======       =======       =======

NET INTEREST INCOME                                                                  $    53       $ 1,563       $ 1,616
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

                       STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                           Six Months Ended June 30,
                                 (000 omitted)



                                                                                             Increase/(Decrease)
                                                                                               Six Months Ended
                                                                                            June 30, 1994 and 1993
                                                                                     --------------------------------------
                                                                                     Volume         Rate         Total[1]
                                                                                     -------       -------       --------
INTEREST INCOME
Interest-bearing deposits with other banks                                           $    (5)      $     6       $     1
                                                                                     -------       -------       -------

Securities
   Available for sale                                                                  1,062         1,062         2,124
   Held to maturity [2]                                                                 (247)         (337)         (584)
                                                                                     -------       -------       -------
      Total                                                                              815           725         1,540
                                                                                     -------       -------       -------

Federal funds sold                                                                       (49)           25           (24)
                                                                                     -------       -------       -------

Loans, net of unearned discounts [3]                                                     545         1,893         2,438
                                                                                     -------       -------       -------
   TOTAL INTEREST INCOME                                                             $ 1,306       $ 2,649       $ 3,955
                                                                                     =======       =======       =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                                           $  (153)      $  (514)      $ (667)
   Other time                                                                            322           394           716
                                                                                     -------       -------       -------
      Total                                                                              169          (120)           49
                                                                                     -------       -------       -------

Borrowings
   Federal fund purchased and securities sold
     under agreements to repurchase                                                      516            27           543
   Commercial paper                                                                        7            16            23
   Other short-term debt                                                                 255            53           308
   Long-term debt                                                                        678          (114)          564
                                                                                     -------       -------       -------
      Total                                                                            1,456           (18)        1,438
                                                                                     -------       -------       -------

TOTAL INTEREST EXPENSE                                                               $ 1,625       $  (138)      $ 1,487
                                                                                     =======       =======       =======

NET INTEREST INCOME                                                                  $  (319)      $ 2,787       $ 2,468
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

                                                                              Repricing Date
                                            ---------------------------------------------------------------------------------------
                                                            More than                                        Non
                                            3 months        3 months       1 year to         Over           Rate
                                             or less        to 1 year       5 years         5 years       Sensitive         Total
                                            ---------       ---------      ---------       ---------      ---------       ---------
ASSETS
  Interest-bearing deposits
      with other banks                      $   1,870       $   1,100      $   --          $   --         $   --          $   2,970
  Securities                                   11,451           5,996         44,571         258,633          7,963         328,614
  Federal funds sold                           20,000           --             --              --             --             20,000
  Loans, net of unearned
      discounts                               242,928           3,171         21,255          19,252         (4,811)        281,795
  Noninterest-earnings assets
      and allowance for possible
      loan losses:                              --              --             --              --            66,634          66,634
                                            ---------       ---------      ---------       ---------      ---------       ---------

        Total Assets                          276,249          10,267         65,826         277,885         69,786         700,013
                                            ---------       ---------      ---------       ---------      ---------       ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
  Interest-bearing deposits                   165,334          18,725        147,641           --             --            331,700
  Securities sold under
      repurchase agreements                    60,996           4,500          --              --             --             65,496
  Commercial paper                             13,766           --             --              --             --             13,766
  Other short-term borrowings                  11,725           --             --              --             --             11,725
  Long-term debt                               26,713           --            24,100           1,400          --             52,213
  Noninterest-bearing
      liabilities and share-
       holders' equity                          --              --             --              --           225,113         225,113
                                            ---------       ---------      ---------       ---------      ---------       ---------

        Total Liabilities and
           Shareholders' Equity             $ 278,534       $  23,225      $ 171,741       $   1,400      $ 225,113       $ 700,013
                                            =========       =========      =========       =========      =========       =========

  Net Interest Rate
      Sensitivity Gap                       $  (2,285)      $ (12,958)     $(105,915)      $ 276,485      $(155,327)      $   --
                                            =========       =========      =========       =========      =========       =========

  Cumulative Gap at
      June 30, 1994                         $  (2,285)      $ (15,243)     $(121,158)      $ 155,327      $   --          $   --
                                            =========       =========      =========       =========      ==========      =========

  Cumulative Gap at
      June 30, 1993                         $    (774)      $  (5,414)     $ (26,558)      $ 139,168      $   --          $   --
                                            =========       =========      =========       =========      ==========      =========

  Cumulative Gap at
      December 31, 1993                     $  29,476       $   9,319      $ (59,671)      $ 170,526      $   --          $   --
                                            =========       =========      =========       =========      ==========      =========

                       STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios


                                                                        The Company                        The Bank
                                                                -------------------------         -----------------------
                                                                06/30/94         12/31/93         06/30/94       12/31/93
                                                                --------         --------         --------       --------
                                                                                     ($ in thousands)
COMPONENTS
   Stockholders' equity                                         $ 52,973         $ 52,857         $ 46,575       $ 46,993
   Minority interest                                                   8                8            --             --
   Net unrealized depreciation (appreciation)
     on securities available for sale,
     net of tax effect   (1)                                         379             (735)             380           (734)
   Less Goodwill                                                  21,158           21,158            --             --
                                                                --------         --------         ---------      ---------

     Tier 1 Capital                                               32,202           30,972           46,955         46,259
                                                                --------         --------         --------       --------


   Allowance for possible loan losses
     (limited to 1.25% of total risk-weighted
       assets)                                                     3,820            3,414            3,367          3,042
   Subordinated debt (limited to 50%
     of Tier 1 Capital)                                           16,101           15,486            --             --
                                                                --------         --------         ---------      ---------

     Tier 2 Capital                                               19,921           18,900            3,367          3,042
                                                                --------         --------         --------       --------

   Total Risk-based Capital                                     $ 52,123         $ 49,872         $ 50,322       $ 49,301
                                                                ========         ========         ========       ========


RATIOS
   Tier 1 Capital                                                   9.00%            9.37%           14.12%         14.95%
                                                                ========         ========         ========       ========
   Total Capital                                                   14.57%           15.08%           15.13%         15.94%
                                                                ========         ========         ========       ========
   Leverage                                                         4.74%            4.90%            7.17%          7.57%
                                                                ========         ========         ========       ========


Memoranda
Tier 1 Capital minimum requirement                              $ 14,308         $ 13,226         $ 13,304       $ 12,374
                                                                ========         ========         ========       ========
Total Capital minimum requirement                               $ 28,615         $ 26,451         $ 26,608       $ 24,747
                                                                ========         ========         ========       ========
Risk-weighted assets, net of goodwill                           $357,688         $330,641         $332,598       $309,343
                                                                ========         ========         ========       ========
Total assets, net of goodwill                                   $678,855         $631,881         $654,806       $611,149
                                                                ========         ========         ========       ========





(1) As directed by regulatory agencies this amount must be excluded from the computation of Tier 1 capital.

                       STERLING BANCORP AND SUBSIDIARIES


                         PART II  -  OTHER INFORMATION





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

                                                     STERLING BANCORP
                                                     .............................
                                                         (Registrant)




Date
    -------------------------                        -----------------------------
                                                     Louis J. Cappelli
                                                     Chairman and
                                                     Chief Executive Officer



Date
    -------------------------                        -----------------------------
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