Form 10-Q
period 1994-09-30
STERLING BANCORP
filed 1994-11-14
CIK 93451

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                                   September 30, 1994
For Quarter Ended..............................................................


                                     1-5273-1
Commission file number.........................................................


                               Sterling Bancorp
...............................................................................
            (Exact name of registrant as specified in its charter)



     New York                                                   13-2565216
................................................................................
(State or other jurisdiction of Employer                         (I.R.S.
incorporation or organization)                              Identification No.)




540 Madison Avenue, New York, N.Y.                                   10022-3299
................................................................................
(Address of principal executive offices)                             (Zip Code)



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

       As of September 30, 1994 there were outstanding 6,346,212 shares of common stock, $1.00 par value, the registrant's only class of common shares outstanding.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                                       Page
                                                                                                   ----
       Item 1. Financial Statements

              Consolidated Financial Statements                                                      3
              Notes to Consolidated Financial Statements                                             7

       Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             8

              Business Financial Condition                                                           8
              Credit Risk                                                                           10
              Results of Operations                                                                 11
              Average Balance Sheets                                                                14
              Rate/Volume Analysis                                                                  16
              Interest Rate Sensitivity                                                             18
              Risk-Based Capital Components and Ratios                                              19


PART II OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                                                    20



SIGNATURES                                                                                          20


EXHIBIT INDEX                                                                                       21

       Exhibit 11 Computation of Per Share Earnings                                                 22
       Exhibit 27 Financial Data Schedule                                                           23

                       STERLING BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                         September 30,          December 31,
ASSETS                                                                                       1994                   1993
                                                                                         ------------           ------------
Cash and due from banks                                                                  $ 38,939,108           $ 35,975,787
Interest-bearing deposits with other banks                                                  2,970,000              2,970,000
Federal funds sold                                                                          5,000,000                  --
Securities
   Available for sale                                                                      74,696,411             91,125,104
   Held to maturity (market value
    $232,964,943 and $196,784,084, respectively)                                          245,751,133            195,690,687
                                                                                         ------------           ------------
           Total securities                                                               320,447,544            286,815,791
                                                                                         ------------           ------------
Loans, net of unearned discounts                                                          293,164,012            298,750,821
Less allowance for possible loan losses                                                     3,879,330              3,413,947
                                                                                         ------------           ------------
           Loans, net                                                                     289,284,682            295,336,874
                                                                                         ------------           ------------
Customers' liability under acceptances                                                        632,492                201,669
Excess cost over equity in net assets of the
   banking subsidiary                                                                      21,158,440             21,158,440
Premises and equipment, net                                                                 3,346,358              2,593,890
Other assets                                                                               10,414,961              7,986,790
                                                                                         ------------           ------------
                                                                                         $692,193,585           $653,039,241
                                                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                                          $153,542,261           $174,088,971
   Interest-bearing deposits                                                              317,739,672            298,896,955
                                                                                         ------------           ------------
           Total deposits                                                                 471,281,933            472,985,926
Securities sold under repurchase agreements                                                64,349,163             37,225,000
Commercial paper                                                                           13,930,500             14,320,400
Other short-term borrowings                                                                18,072,794             13,613,964
Acceptances outstanding                                                                       632,492                201,669
Other liabilities                                                                          18,406,523              9,420,630
                                                                                         ------------           ------------
                                                                                          586,673,405            547,767,589
                                                                                         ------------           ------------
Long-term convertible subordinated debentures                                              26,546,000             26,892,000
Other long-term debt                                                                       25,500,000             25,500,000
                                                                                         ------------           ------------
           Total long-term debt                                                            52,046,000             52,392,000
                                                                                         ------------           ------------
           Total liabilities                                                              638,719,405            600,159,589
                                                                                         ------------           ------------

Commitments and contingent liabilities


Convertible preferred stock, Series D
  - market value guarantee feature                                                            750,000                562,500
Less unearned compensation - unallocated shares                                               719,364                539,523


Shareholders' equity
   Preferred shares, $5 par value. Authorized 644,389 shares
     Series B                                                                                  25,760                 25,760
     Series D                                                                               1,750,000              1,937,500
   Common shares, $1 par value.  Authorized 20,000,000 shares;
     issued 6,496,605 shares                                                                6,496,605              6,496,605
   Capital surplus                                                                         28,089,487             28,089,487
   Retained earnings                                                                       20,816,219             18,920,583
   Net unrealized (depreciation) appreciation on securities
     available for sale, net of tax effect                                                   (566,422)               734,686
                                                                                         ------------           ------------
                                                                                           56,611,649             56,204,621
   Less:
      Common shares in treasury at cost, 150,393 shares                                     1,489,589              1,489,589
      Unearned compensation                                                                 1,678,516              1,858,357
                                                                                         ------------           ------------
                                                                                           53,443,544             52,856,675
                                                                                         ------------           ------------
                                                                                         $692,193,585           $653,039,241
                                                                                         ============           ============

  See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income


                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                        September 30,
                                                               1994               1993             1994                  1993
                                                            -----------       ------------      -----------          -----------
INTEREST INCOME
   Interest and fees on loans                               $ 6,206,179        $ 4,725,689      $16,785,875          $12,867,620
   Interest and dividends on securities
     Available for sale                                       1,217,665              --           3,341,414                --
     Held to maturity                                         3,859,253          3,355,464       10,869,823           10,949,665
   Interest on Federal funds sold                               102,405             16,081          194,540              131,833
   Interest on deposits with other banks                         32,541             22,903           85,842               74,733
                                                            -----------        -----------      -----------          -----------
           Total interest income                             11,418,043          8,120,137       31,277,494           24,023,851
                                                            -----------        -----------      -----------          -----------


INTEREST EXPENSE
   Interest on deposits                                       2,355,381          1,646,714        5,828,689            5,072,177
   Interest on Federal funds purchased
      and securities sold under
       repurchase agreements                                    609,629            226,967        1,477,872              551,782
   Interest on commercial paper                                 137,416            107,550          364,472              311,283
   Interest on other short-term borrowings                      109,115             32,021          482,364               96,803
   Interest on long-term debt                                   862,352            491,064        2,402,593            1,467,302
                                                            -----------        -----------      -----------          -----------
           Total interest expense                             4,073,893          2,504,316       10,555,990            7,499,347
                                                            -----------        -----------      -----------          -----------
Net interest income                                           7,344,150          5,615,821       20,721,504           16,524,504
Provision for possible loan losses                              310,000            185,000          700,000              505,000
                                                            -----------        -----------      -----------          -----------
Net interest income after provision
 for possible loan losses                                     7,034,150          5,430,821       20,021,504           16,019,504
                                                            -----------        -----------      -----------          -----------

NONINTEREST INCOME
   Service charges on deposit accounts                          407,784            309,293        1,032,079              825,437
   Factoring and letters of credit
     commissions                                                414,705            343,302        1,268,784              961,929
   Trust fees                                                   174,474            225,127          435,089              641,621
   Gain on sale of securities                                     --                 --              42,361                --
   Other                                                        146,742            168,399          392,447              438,509
                                                            -----------        -----------      -----------          -----------
           Total noninterest income                           1,143,705          1,046,121        3,170,760            2,867,496
                                                            -----------        -----------      -----------          -----------


NONINTEREST EXPENSES
   Salaries and employee benefits                             3,188,859          2,751,655        8,940,408            8,017,543
   Occupancy                                                    637,262            672,734        1,877,918            1,916,530
   Equipment                                                    302,913            276,804          979,419              812,569
   Legal and other professional fees                             61,788            229,507          645,066              634,680
   Federal deposit insurance premium                            247,728            227,223          734,184              683,351
   Marketing                                                    165,133            145,000          466,687              380,588
   Other                                                        751,553            717,112        2,675,656            2,094,814
                                                            -----------        -----------      -----------          -----------
           Total noninterest expenses                         5,355,236          5,020,035       16,319,338           14,540,075
                                                            -----------        -----------      -----------          -----------
Income before income taxes                                    2,822,619          1,456,907        6,872,926            4,346,925
Provision for income taxes                                    1,847,858            651,161        4,025,294            1,997,457
                                                            -----------        -----------      -----------          -----------


Net income                                                  $   974,761        $   805,746      $ 2,847,632          $ 2,349,468
                                                            ===========        ===========      ===========          ===========


Average number of common shares outstanding                   6,363,345          6,346,890        6,360,886            6,346,329
                                                            ===========        ===========      ===========          ===========
Per average common share
   Net income                                                     $0.16              $0.13            $0.45                $0.37
                                                                  =====              =====            =====                =====
Average number of common shares outstanding
   assuming full dilution                                     8,979,701          8,829,730        8,980,574            8,770,833
                                                            ===========        ===========      ===========          ===========
Per average common share assuming
   full dilution
   Net income                                                     $0.13              $0.12            $0.40                $0.35
                                                                  =====              =====            =====                =====


Dividends paid per common share                                   $0.05              $0.05            $0.15                $0.15
                                                                  =====              =====            =====                =====

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity



                                                                                  Nine Months Ended
                                                                                     September 30,

                                                                            1994                       1993
                                                                        ------------               ------------
   Shareholders' equity at beginning of period                          $ 52,856,675               $ 50,150,005
                                                                        ------------               ------------

   Net income                                                              2,847,632                  2,349,468
   Dividends declared:
     Common stock - $.15 per share                                          (951,932)                  (951,932)
     Preferred stock at prescribed rates                                         (64)                   (89,390)
   Conversion of subordinated debentures
     into common stock                                                         --                         6,815
   Issuance of Series D preferred shares                                       --                     2,500,000
   Unearned compensation - Series D shares                                     --                    (2,500,000)
   Change in market value guarantee feature
     Convertible preferred stock, Series D                                    (7,659)                     --
   Unearned compensation - unallocated shares                                  --                         --
   Change in valuation account for securities
     available for sale, net of tax effect                               ( 1,301,108)                     --
                                                                        ------------               ------------
   Net change in shareholders' equity                                        586,869                  1,314,961
                                                                        ------------               ------------
   Shareholders' equity at end of period                                $ 53,443,544               $ 51,464,966
                                                                        ============               ============





   See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                            Statements of Cash Flows

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             1994                1993
                                                                                         ------------        ------------
OPERATING ACTIVITIES
  Net income                                                                             $  2,847,632        $  2,349,468
  Adjustments to reconcile net income to net cash
      from operating activities:
        Provision for possible loan losses                                                    700,000             505,000
        Allowance of acquired portfolio                                                         --                209,628
        Depreciation and amortization of premises and equipment                               371,997             329,645
        Deferred income tax (benefit) provision                                              (369,638)            166,321
        Gain on sale of securities                                                            (42,361)              --
        Amortization of premiums on securities                                              2,365,159           2,959,798
        Accretion of discounts on securities                                                 (115,206)            (32,160)
        (Increase) in accrued interest receivable                                            (590,432)           (945,207)
        Increase in other liabilities                                                       8,985,893             141,406
        Other, net                                                                           (361,543)           (374,003)
                                                                                         ------------        ------------

             Net cash provided by operating activities                                     13,791,501           5,309,896
                                                                                         ------------        ------------

INVESTING ACTIVITIES
   Purchase of premises and equipment                                                      (1,124,465)           (348,936)
   Net decrease in interest-bearing deposits
     with other banks                                                                           --                660,000
   Net (increase) in Federal funds sold                                                    (5,000,000)        (20,000,000)
   Net decrease in loans                                                                    5,352,192          64,201,939
   Proceeds from sale of securities                                                         9,955,694               --
   Proceeds from prepayments, redemptions or maturities
      of securities                                                                        90,545,191         104,452,544
   Purchase of securities                                                                (138,747,896)       (155,290,025)
                                                                                         ------------        ------------
             Net cash used by investing activities                                        (39,019,284)         (6,324,478)
                                                                                         ------------        ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                                           (20,546,710)        (26,099,499)
   Net increase (decrease) in interest-bearing deposits                                    18,842,717         (19,453,855)
   Net increase in securities sold under
      repurchase agreements                                                                27,124,163          36,211,574
   Net increase in other short-term borrowings                                              4,068,930          15,661,675
   Cash dividends paid on common and preferred shares                                        (951,996)         (1,041,322)
   Issuance of Series D preferred shares                                                        --              2,500,000
   Maturities and prepayments on debentures                                                (7,366,000)         (7,852,185)
   Issuance of long-term debt                                                               7,020,000           2,500,000
   Funding provided for purchase of Series D
      preferred shares                                                                          --             (2,500,000)
                                                                                         -------------       ------------
             Net cash provided (used) by financing activities                              28,191,104             (73,612)
                                                                                         ------------        ------------
Net increase (decrease) in cash and due from banks                                          2,963,321          (1,088,194)
Cash and due from banks - beginning of period                                              35,975,787          37,168,675
                                                                                         ------------        ------------
Cash and due from banks - end of period                                                  $ 38,939,108        $ 36,080,481
                                                                                         ============        ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                         $  9,679,021        $  8,501,095
   Income taxes paid                                                                        3,395,097             977,200
Supplemental schedule of non-cash financing activities:
   Change in valuation account for securities available for sale,
      net of tax effect                                                                  $ (1,301,108)       $      --
   Conversion of debentures                                                                     --                  3,815

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


  1. The consolidated financial statements include the accounts of Sterling Bancorp ("the Parent Company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 1994 and 1993 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1993.

   2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

   3. During the first quarter of 1993, the Company established an Employee Stock Ownership Plan ("ESOP"), which replaces the profit-sharing plans. This plan covers substantially all employees with one or more years of service of at least 1,000 hours who are at least 21 years of age. A trust established under the ESOP borrowed $2,500,000 from Sterling National Bank and purchased 250,000 shares of the parent company's new issue of ESOP Preferred Stock, Series D, which are convertible into 250,000 common shares and have voting rights equivalent to the common shares. Shares purchased by the ESOP are held in a suspense account for allocation among the participants as the loan is paid. Under the terms of the ESOP, participants may vote both allocated and unallocated shares.

             The ESOP is to be funded by cash contributions made by the Company. Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of salary in the year of allocation.

  4.         The Company's outstanding Preferred Shares comprise 1,288 Series
             B shares (of 4,389 authorized) and 250,000 Series D Shares (of 300,000 authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with many other financial institutions. At September 30, 1994, the bank's year to date average earning assets (of which loans were 40% and securities were 58%) represented approximately 96% of the Company's year to date average earning assets. See pages 14 and 15 for the composition of the Company's average balance sheets for the three and nine months ended September 30, 1994 and September 30, 1993.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At September 30, 1994, the parent company had on hand approximately $14,390,136 in cash.

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its non-bank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency (the Comptroller) to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. The bank with the Comptroller's approval paid dividends aggregating $37,330,419 in 1992 (significantly exceeding net profits) as well as dividends aggregating $2,599,314 during 1993 and $2,724,797 to date in 1994. The bank's net income was $3,463,950 for 1993 and $3,277,805 for the nine months ended September 30, 1994. In addition, from time to time dividends are paid to the parent company by other subsidiaries from their retained earnings without regulatory restrictions.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The parent company's long-term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long-term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms. At September 30, 1994, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (primarily originally issued pursuant to rights offerings to shareholders of the Company), aggregated $29,046,000. To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with $11,000,000 principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. On June 9, 1994 the parent company offered to exchange its Third Series Debentures due July 1, 1996 for Fifth Series Debentures due July 1, 2001. Both Series of debentures bear a floating interest rate equal to one half of one percent ( 1/2%) above the daily average reference rate of interest of a designated major New York City bank, payable semi-annually, and are convertible into the parent company's common stock as follows - Third Series, at $12.00 and Fifth Series, at 8.75. Following the expiration of the exchange offer on July 29, 1994, $7,020,000 principal amount of Third Series Debentures were exchanged for Fifth Series Debentures.

At September 30, 1994, the parent company's short-term debt, consisting solely of commercial paper, was approximately $13,930,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $31,031,000 and back-up credit lines with banks of $15,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The bank's asset-liability management program is designed to achieve acceptable yields while managing interest rate risk, maturity distribution and credit risk. At September 30, 1994, the bank maintained a portfolio of securities totalling $320,402,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities having an average life of approximately 3 1/2 years amounted to $306,980,000. As of December 31, 1993, the bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the bank reclassified securities as either "held to maturity" or "available for sale". The bank has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. At September 30, 1994, the gross unrealized gains and losses on "held to maturity" securities were $75,000 and $12,860,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholder's equity. "Available for sale" securities included gross unrealized gains of $26,000 and gross unrealized losses of $1,072,000 at September 30, 1994. During the nine months ended September 30, 1994 securities in the "available for sale" portfolio with a carrying value of $9,913,000 were sold at a net gain of $42,361.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted average assets (after deducting goodwill). At September 30, 1994, the risk-based capital ratios and the leverage ratio for the Company and the bank significantly exceeded the required ratios. Information regarding the Company's and the bank's risk-based capital, at September 30, 1994 and December 31, 1993, is presented on page 19.

While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of a lending limit for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at September 30, 1994 were as follows:

                                                                         Company            Bank
                                                                       ------------     ------------
                                                                              (in thousands)
Domestic
  Commercial and industrial                                            $  248,075         $  225,218
  Real estate - mortgage                                                   39,122             39,122
  Real estate - construction                                                1,429              1,429
  Installment - individuals                                                 8,751              8,751
Foreign
  Government and official institutions                                        789                789
                                                                       ----------         ----------
  Loans, gross                                                            298,166            275,309
  Less unearned discounts                                                   5,002              4,751
                                                                       ----------         ----------
Loans, net of unearned discounts                                       $  293,164         $  270,558
                                                                       ==========         ==========



The Company's commercial and industrial loan, which represents approximately 83% of gross loans, are substantially dependent on the borrower's ability to repay the loan out of profits and cash flows of the borrower's business and the assets underlying the borrower's business, such as accounts receivable, equipment, inventory and real property, which in many cases are pledged as collateral. The Company's real estate mortgage loan portfolio, which represents approximately 13% of gross loans, is secured by mortgages on real property located principally in the city of New York and the state of Virginia. The collateral securing any loan may vary in value based on the success of the business and economic conditions.

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


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Thus, the allowance level reflects identified loss potential and inherent risk in the portfolio. A significant change in any of the evaluation factors described above could result in future additions in the allowance. At September 30, 1994, the ratio of the allowance to loans, net of unearned discounts, was 1.32%. At September 30, 1994, the Company's allowance, was $3,879,000 and its non-accrual loans
amounted   to  $858,000.  Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 1994.


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


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993

The increase of $3,298,000 in total interest income for the third quarter of 1994 when compared with the same period in 1993 was principally due to higher average funds employed. An increase in average securities outstandings, resulted in an increase in income from securities of $1,721,000. Higher average outstandings employed at higher rates resulted in an increase of $1,481,000 in interest and fees on loans.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Total interest expense for the three months ended September 30, 1994 increased $1,570,000 when compared with the same period in 1993 principally due to higher average balances. Higher outstandings and rates paid resulted in an increase of $709,000 in interest expense on savings and time deposits. Interest expense associated with borrowings was increased $861,000 principally due to higher outstandings.

Based on management's continuing evaluation of the collectibility of the loan portfolio, $310,000 was provided for possible loan losses for the three months ended September 30, 1994.

Noninterest income increased $98,000 for the third quarter of 1994 when compared with the same period in 1993 as the result of higher service charges on deposit accounts and higher volume for letters of credit and factoring services partially offset by lower fee income for trust services.

Noninterest expenses increased $335,000 for the three months ended September 30, 1994 versus the same period last year. Salaries and employee benefits expense increased $437,000 principally due to higher costs for pension and other benefit plans.

Due to the higher level of pre-tax profitability and additional provisions for unresolved state tax issues, the provision for income taxes increased $1,197,000 for the third quarter 1994 when compared with the same period last year.

As a result of the above factors, net income increased $169,000 for the three months ended September 30, 1994 when compared with the same period in 1993.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993

The increase of $7,253,000 in total interest income for the nine months ended September 30, 1994 compared with the same period in 1993 was due to higher average funds employed at slightly higher yields. An increase in average securities outstandings at higher yields, resulted in an increase in income from securities of $3,261,000. Higher average outstandings employed at higher rates resulted in an increase of $3,919,000 in interest and fees on loans.

Total interest expense for the nine months ended September 30, 1994 increased $3,057,000 when compared with the same period in 1993 principally due to higher average balances. Interest expense associated with borrowings was increased $2,300,000 principally due to higher outstandings.

Based on management's continuing evaluation of the collectibility of the loan portfolio, $700,000 was provided for possible loan losses for the nine months ended September 30, 1994.

Noninterest income increased $303,000 for the first nine months of 1994 when compared with the same period in 1993 as the result of higher service charges on deposit accounts and higher volume for letters of credit and factoring services partially offset by lower fee income for trust services.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Noninterest expenses increased $1,779,000 for the nine months ended September 30, 1994 versus the same period last year. Salaries and employee benefits expense increased $923,000 principally due to higher costs for pension and other benefit plans. Equipment expense increased $167,000 as a result of higher costs for equipment rentals and maintenance contracts coupled with upgrading non- capitalized computer equipment and peripherals. Marketing expenses increased $86,000 reflecting higher costs associated with the Company's business development efforts. The increase of $580,000 in other expenses was attributable to expenses related to the parent company's debt exchange ($172,000) and higher general business costs.

Due to the higher level of pre-tax profitability and additional provisions for unresolved state tax issues, the provision for income taxes increased $2,028,000 for the first nine months of 1994 when compared with the same period last year.

As a result of the above factors, net income increased $498,000 for the nine months ended September 30, 1994 when compared with the same period in 1993.

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                       Three Months Ended September 30,

                                                           1994                                     1993
                                           -----------------------------------       -----------------------------------
                                           Average                     Average       Average                     Average
ASSETS                                     Balance       Interest        Rate        Balance       Interest        Rate
                                           --------      --------      -------       --------      --------      -------
Interest-bearing deposits
   with other banks                        $  2,970      $     33         4.41%      $  2,989      $     23         3.04%
Securities
   Available for sale [2]                    82,819         1,218         5.86          --            --              --
   Held to maturity                         246,321         3,859         6.21        244,412         3,356         5.45
Federal funds sold                            8,913           102         4.54          1,978            16         3.23
Loans, net of unearned
   discounts [3]                            253,489         6,206         9.75        246,136         4,725         6.93
                                           --------      --------                    --------      --------
         TOTAL EARNING ASSETS               594,512        11,418         7.63        495,515         8,120         6.51
                                                         --------       ------                     --------       ------

Cash and due from banks                      38,536                                    32,911
Allowance for possible
   loan losses                               (3,934)                                   (3,198)
Goodwill                                     21,158                                    21,158
Other assets                                 15,192                                    10,789
                                           --------                                  --------

         TOTAL ASSETS                      $665,464                                  $557,175
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                 $173,293          779          1.78       $203,383         1,037         2.02
   Other time                               145,686        1,577          4.15         87,204           610         2.77
                                           --------      --------                    --------      --------
         Total interest-bearing
           deposits                         318,979        2,356          2.86        290,587         1,647         2.25
                                           --------      --------                    --------      --------

Borrowings
   Federal Funds purchased
      and securities sold under
      agreements to repurchase               59,338           610         4.08         31,742           227         2.84
   Commercial paper                          14,516           137         3.74         16,386           107         2.61
   Other short-term debt                     10,601           109         4.08          4,434            32         2.86
   Long-term debt                            52,072           862         6.57         32,316           491         6.03
                                           --------      --------                    --------      --------
         Total borrowings                   136,527         1,718         4.99         84,878           857         4.01
                                           --------      --------                    --------      --------
         TOTAL INTEREST-BEARING
           LIABILITIES                      455,506         4,074         3.51        375,465         2,504         2.65
                                                         --------        -----                     --------        -----

Noninterest-bearing deposits                139,123                                   122,738
Other liabilities                            17,188                                     7,545
                                           --------                                  --------
         Total liabilities                  611,817                                   505,748

Shareholders' equity                         53,647                                    51,427
                                           --------                                  --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $665,464                                  $557,175
                                           ========                                  ========

Net interest income/spread                               $   7,344        4.12%                    $  5,616         3.86%
                                                         =========        ====                     ========        =====

Net yield on earning assets
   (margin)                                                               4.87%                                     4.50%
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

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Nine Months Ended September 30,

                                                           1994                                       1993
                                           -----------------------------------       -----------------------------------
                                           Average                     Average       Average                     Average
ASSETS                                     Balance       Interest        Rate        Balance       Interest        Rate
                                           --------      --------      -------       --------      --------      -------
Interest-bearing deposits
   with other banks                        $  2,961      $     86         3.88%      $  3,169      $     75         3.15%
Securities
   Available for sale [2]                    83,783         3,341         5.32          --            --              --
   Held to maturity                         238,909        10,870         6.70        244,361        10,950         5.99
Federal funds sold                            6,209           195         4.18          5,762           132         3.06
Loans, net of unearned
   discounts [3]                            247,798        16,786         9.24        227,988        12,867         6.98
                                           --------      --------                    --------      --------
         TOTAL EARNING ASSETS               579,660        31,278         7.19        481,280        24,024         6.40
                                                         --------       ------                     --------       ------

Cash and due from banks                      40,459                                    33,199
Allowance for possible
   loan losses                               (3,701)                                   (3,117)
Goodwill                                     21,158                                    21,158
Other assets                                 14,161                                    10,892
                                           --------                                  --------

         TOTAL ASSETS                      $651,737                                  $543,412
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                 $179,768         2,453         1.82       $199,678         3,378         2.26
   Other time                               120,282         3,376         3.74         86,096         1,694         2.62
                                           --------      --------                    --------      --------
         Total interest-bearing
           deposits                         300,050         5,829         2.59        285,774         5,072         2.37
                                           --------      --------                    --------      --------

Borrowings
   Federal funds purchased
      and securities sold under
      agreements to repurchase               57,905         1,478         3.41         25,566           552         2.89
   Commercial paper                          14,540           364         3.35         14,863           311         2.80
   Other short-term debt                     17,335           482         3.72          4,592            97         2.82
   Long-term debt                            52,194         2,403         6.16         30,967         1,467         6.33
                                           ---------     --------                    --------      --------
         Total borrowings                   141,974         4,727         4.45         75,988         2,427         4.27
                                           --------      --------                    --------      --------
         TOTAL INTEREST-BEARING
           LIABILITIES                      442,024        10,556         3.19        361,762         7,499         2.77
                                                         --------        -----                     --------        -----

Noninterest-bearing deposits                142,413                                   123,012
Other liabilities                            14,071                                     7,807
                                           --------                                  --------
         Total liabilities                  598,508                                   492,581

Shareholders' equity                         53,229                                    50,831
                                           --------                                  --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $651,737                                  $543,412
                                           ========                                  ========

Net interest income/spread                               $ 20,722         4.00%                    $ 16,525         3.63%
                                                         ========         ====                     ========        =====

Net yield on earning assets
   (margin)                                                               4.79%                                     4.32%
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

                       STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                        Three Months Ended September 30,
                                 (000 omitted)



                                                                                            Increase/(Decrease)
                                                                                            Three Months Ended
                                                                                         September 30, 1994 and 1993
                                                                                     ---------------------------------
                                                                                     Volume         Rate         Total[1]
                                                                                     --------      -------       --------
INTEREST INCOME
Interest-bearing deposits with other banks                                           $   --        $    10       $    10
                                                                                     --------      -------       -------

Securities
   Available for sale                                                                    609           609         1,218
   Held to maturity [2]                                                                   31           472           503
                                                                                     -------       -------       -------
      Total                                                                              640         1,081         1,721
                                                                                     -------       -------       -------

Federal funds sold                                                                        68            18            86
                                                                                     -------       -------       -------

Loans, net of unearned discounts [3]                                                     (70)        1,551         1,481
                                                                                     -------       -------       -------
   TOTAL INTEREST INCOME                                                             $   638       $ 2,660       $ 3,298
                                                                                     =======       =======       =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                                           $  (145)      $  (113)      $  (258)
   Other time                                                                            537           430           967
                                                                                     -------       -------       -------
      Total                                                                              392           317           709
                                                                                     -------       -------       -------

Borrowings
   Securities sold under agreements to repurchase                                        241           142           383
   Commercial paper                                                                      (15)           45            30
   Other short-term debt                                                                  54            23            77
   Long-term debt                                                                        314            57           371
                                                                                     -------       -------       -------
      Total                                                                              594           267           861
                                                                                     -------       -------       -------

TOTAL INTEREST EXPENSE                                                               $   986       $   584       $ 1,570
                                                                                     =======       =======       =======

NET INTEREST INCOME                                                                  $  (348)      $ 2,076       $ 1,728
                                                                                     =======       =======       =======




[1] The rate/volume variance is allocated equally between changes in volume and rate.

[2]   Includes Federal Reserve Bank and other stock investments.

[3] Non-accrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                       STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                        Nine Months Ended September 30,
                                 (000 omitted)



                                                                                            Increase/(Decrease)
                                                                                             Nine Months Ended
                                                                                        September 30, 1994 and 1993
                                                                                     ------------------------------------
                                                                                     Volume         Rate         Total[1]
                                                                                     -------       -------       --------
INTEREST INCOME
Interest-bearing deposits with other banks                                           $    (6)      $    17       $    11
                                                                                     -------       -------       -------

Securities
   Available for sale                                                                  1,671         1,670         3,341
   Held to maturity [2]                                                                 (811)          731           (80)
                                                                                     -------       -------       -------
      Total                                                                              860         2,401         3,261
                                                                                     -------       -------       -------

Federal funds sold                                                                        12            50            62
                                                                                     -------       -------       -------

Loans, net of unearned discounts [3]                                                     550         3,369         3,919
                                                                                     -------       -------       -------
   TOTAL INTEREST INCOME                                                             $ 1,416       $ 5,837       $ 7,253
                                                                                     =======       =======       =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                                           $  (305)      $  (620)      $  (925)
   Other time                                                                            820           862         1,682
                                                                                     -------       -------       -------
      Total                                                                              515           242           757
                                                                                     -------       -------       -------

Borrowings
   Securities sold under agreements to repurchase                                        762           164           926
   Commercial paper                                                                       (7)           60            53
   Other short-term debt                                                                 311            74           385
   Long-term debt                                                                        991           (55)          936
                                                                                     -------       -------       -------
      Total                                                                            2,057           243         2,300
                                                                                     -------       -------       -------

TOTAL INTEREST EXPENSE                                                               $ 2,572       $   485       $ 3,057
                                                                                     =======       =======       =======

NET INTEREST INCOME                                                                  $(1,155)      $ 5,352       $ 4,196
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

                                                                              Repricing Date
                                            --------------------------------------------------------------------------------------
                                                            More than                                        Non
                                            3 months        3 months       1 year to         Over           Rate
                                             or less        to 1 year       5 years         5 years       Sensitive         Total
                                            ---------       ---------      ---------       ---------      ---------       ---------
ASSETS
   Interest-bearing deposits
       with other banks                     $   1,200       $   1,770      $   --          $   --         $   --          $   2,970
   Securities                                   6,000           1,030         48,186         257,274          7,958         320,448
   Federal funds sold                           5,000           --             --              --             --              5,000
   Loans, net of unearned
    discounts                                 257,430           1,322         19,568          19,595         (4,751)        293,164
   Noninterest-earnings assets
    and allowance for possible
    loan losses:                                --              --             --              --            70,612          70,612
                                            ---------      ----------     ----------      ----------      ---------       ---------

      Total Assets                            269,630           4,122         67,754         276,869         73,819         692,194
                                            ---------       ---------      ---------       ---------      ---------       ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits                  149,553          16,825        151,362           --             --            317,740
   Securities sold under
     repurchase agreements                     58,349           6,000          --              --             --             64,349
   Commercial paper                            13,931           --             --              --             --             13,931
   Other short-term borrowings                 18,073           --             --              --             --             18,073
   Long-term debt                              26,546           --            24,100           1,400          --             52,046
   Noninterest-bearing
    liabilities and share-
    holders' equity                             --              --             --              --           226,055         226,055
                                            ---------      ----------     ----------      ----------      ---------       ---------

       Total Liabilities and
          Shareholders' Equity              $ 266,452       $  22,825      $ 175,462       $   1,400      $ 226,055       $ 692,194
                                            =========       =========      =========       =========      =========       =========

   Net Interest Rate
     Sensitivity Gap                        $   3,178       $ (18,703)     $(107,708)      $ 275,469      $(152,236)      $   --
                                            =========       =========      =========       =========      =========       ==========

   Cumulative Gap at
     September 30, 1994                     $   3,178       $ (15,525)     $(123,233)      $ 152,236      $   --          $   --
                                            =========       =========      =========       =========      ==========      ==========

   Cumulative Gap at
     September 30, 1993                     $ (40,124)      $ (41,264)     $ (58,594)      $ 131,570      $   --          $   --
                                            =========       =========      =========       =========      ==========      ==========

   Cumulative Gap at
     December 31, 1993                      $  29,476       $   9,319      $ (59,671)      $ 170,526      $   --          $   --
                                            =========       =========      =========       =========      ==========      ==========

                       STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios


                                                                        The Company                      The Bank
                                                                -------------------------         -----------------------
                                                                09/30/94         12/31/93         09/30/94       12/31/93
                                                                --------         --------         --------       --------
                                                                                     ($ in thousands)
COMPONENTS
   Stockholders' equity                                         $ 53,444         $ 52,857         $ 46,245       $ 46,993
   Minority interest                                                   8                8            --             --
   Net unrealized depreciation (appreciation)
     on securities available for sale,
     net of tax effect   (1)                                         566             (735)             567           (734)
   Less Goodwill                                                 (21,158)         (21,158)           --             --
                                                                --------         --------         ---------      ---------

     Tier 1 Capital                                               32,860           30,972           46,812         46,259
                                                                --------         --------         --------       --------


   Allowance for possible loan losses
     (limited to 1.25% of total risk-weighted
       assets)                                                     3,879            3,414            3,396          3,042
   Subordinated debt (limited to 50%
     of Tier 1 Capital)                                           16,430           15,486            --             --
                                                                --------         --------         ---------      ---------

     Tier 2 Capital                                               20,309           18,900            3,396          3,042
                                                                --------         --------         --------       --------

   Total Risk-based Capital                                     $ 53,169         $ 49,872         $ 50,208       $ 49,301
                                                                ========         ========         ========       ========


RATIOS
   Tier 1 Capital                                                   8.93%            9.37%           13.56%         14.95%
                                                                ========         ========         ========       ========
   Total Capital                                                   14.45%           15.08%           14.55%         15.94%
                                                                ========         ========         ========       ========
   Leverage                                                         4.90%            4.90%            7.23%          7.57%
                                                                ========         ========         ========       ========


Memoranda
Tier 1 Capital minimum requirement                              $ 14,720         $ 13,226         $ 13,807       $ 12,374
                                                                ========         ========         ========       ========
Total Capital minimum requirement                               $ 29,439         $ 26,451         $ 27,613       $ 24,747
                                                                ========         ========         ========       ========
Risk-weighted assets, net of goodwill                           $367,990         $330,641         $345,166       $309,343
                                                                ========         ========         ========       ========
Total assets, net of goodwill                                   $671,036         $631,881         $647,891       $611,149
                                                                ========         ========         ========       ========





(1) As directed by regulatory agencies this amount must be excluded from the computation of Tier 1 capital.

                       STERLING BANCORP AND SUBSIDIARIES


                         PART II  -  OTHER INFORMATION





Item 6.      Exhibits and Reports on Form 8-K

             (a)    The following exhibits are filed as part of this report:

                        (11) Statement Re: Computation of Per Share Earnings
                        (27) Financial Data Schedule

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




Date    11/14/94                            /s/ Louis J. Cappelli
    -------------------------               -----------------------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer



Date    11/14/94                            /s/ John W. Tietjen
    -------------------------               -----------------------------
                                            John W. Tietjen
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer

                       STERLING BANCORP AND SUBSIDIARIES


                                 Exhibit Index





                                       Incorporated                        Sequential
   Exhibit                                                        Herein By                 Filed            Page
    Number                         Description                  Reference To               Herewith           No.
   -------                         -----------                  ------------               --------           --
      11                           Computation of
                                   Per Share Earnings                                         X               22


      27                           Financial Data
                                   Schedule                                                   X               23