Form 10-K
STERLING BANCORP
filed 1995-03-31
CIK 93451

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------
                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
For the fiscal year ended December 31, 1994         Commission File No. 1-5273-1
                                ----------------
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

                                (212) 826-8000
             (Registrant's telephone number, including area code)
                                ----------------
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

Floating Interest Rate Convertible Subordinated
  Debentures, Series V, due July 1, 2001                                             New York Stock Exchange

                                ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  On February 28, 1995 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $41,807,149.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 6,346,262 SHARES WERE OUTSTANDING AT MARCH 16, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Specified portions of the Sterling Bancorp 1994 Annual Report are incorporated by reference in Parts I and II.

  (2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 16, 1995 are incorporated by reference in Part III.


================================================================================

                                STERLING BANCORP


                                   FORM 10-K


                               TABLE OF CONTENTS



                                                                                                     PAGE
                                                                                                    ------
                                                              PART I

Item  1.        Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       I- 1

Item  2.        Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       I-11

Item  3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       I-12

Item  4.        Submission of Matters to a Vote of Security
                     Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       I-12

                                                              PART II

Item  5.        Market for the Registrant's Common Equity and
                     Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item  6.        Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item  7.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .       II-1

Item  8.        Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . .       II-1

Item  9.        Changes in and disagreements with accountants on
                Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .       II-1

                                                             PART III

Item 10.        Directors and Executive Officers of the
                     Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      III-1

Item 11.        Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      III-1

Item 12.        Security Ownership of Certain Beneficial
                     Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . .      III-1

Item 13.        Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . .      III-1

                                                              PART IV

Item 14.        Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .       IV-1


Signatures

Exhibits Submitted in a Separate Volume.

ITEM 1. BUSINESS

GENERAL

Sterling Bancorp (the Registrant), organized in 1966, is a bank holding company, as defined by the Bank Holding Company Act of 1956 (the BHCA), as amended, with subsidiaries providing a full range of financial services, including business and consumer loans, asset based financing, factoring, trade financing, mortgage lending, leasing and trust and estate services. The Registrant owns virtually 100% of Sterling National Bank & Trust Company of New York (the bank), its principal subsidiary, and all of the outstanding shares of Standard Factors Corporation/Sterling Factors, Universal Finance Corporation, Sterling Banking Corporation and Sterling Industrial Loan Association (finance subsidiaries). Zenith Financial Services Company operates as a division of the Registrant. As used throughout this report, "the Company" refers to Sterling Bancorp and its subsidiaries.

There is competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. The following table presents the components of the loan portfolio for both the Company and the bank as of December 31, 1994 and 1993. Reference is made to the information beginning on page 36 of the Company's 1994 Annual Report (pages 11 to 41 of which are incorporated herein by reference) under the caption "CREDIT RISK".


                                             December 31, 1994                 December 31, 1993
                                           ---------------------------       --------------------------
                                           The Company       The bank        The Company       The bank
                                           -----------       ---------       -----------       --------
                                                               (in thousands)
Domestic
  Term Federal funds sold                  $  --             $  --           $ 40,000          $ 40,000
  Commercial and industrial                 260,869           232,303         218,559           198,120
  Real estate - mortgage                     42,079            42,079          34,808            34,808
  Real estate - construction                  1,486             1,486           1,665             1,665
  Installment - individuals                  12,920            12,920           8,403             8,403
Foreign
  Governments and official
    institutions                                789               789             789               789
                                           --------          --------        --------          --------
      Loans, gross                          318,143           289,577         304,224           283,785
Less: Unearned discounts                      5,374             5,104           5,473             5,247
                                           --------          --------        --------          --------
      Loans, net of unearned
        discounts                          $312,769          $284,473        $298,751          $278,538
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

There are also various requirements and restrictions imposed by the laws of the United States and the State of New York and by regulations of the Federal Reserve System, of which the bank is a member, affecting the operations of the Company including the requirement to maintain reserves against deposits, restrictions relating to: (a) the nature and amount of loans that may be made by the bank and the interest that may be charged thereon; (b) extensions of credit by subsidiary banks of a bank holding company to the bank holding company or certain of its subsidiaries; (c) on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower; and (d) other investments, branching and other activities of the Company and the bank. Regulatory limitations on the payment of dividends to the Registrant by the bank are discussed in the "FINANCIAL CONDITION" section beginning on page 35 of the Company's 1994 Annual Report. The Registrant and its finance subsidiaries are subject to supervision and regulation by the Federal Reserve Board (FRB); Sterling Industrial Loan Association is subject to supervision and regulation by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia; Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York; the bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the Comptroller) and, by reason of the insurance of its deposits to the extent permitted by law, to the regulations of the Federal Deposit Insurance Corporation (FDIC).

The Company and the bank are subject to risk-based capital and leverage guidelines issued by U.S. banking industry regulators for banks and bank holding companies in the United States. Pursuant to provisions of FDICIA, which, among other things, requires the federal depository institution regulatory agencies to take specific prompt actions with respect to institutions that do not meet minimum capital standards, the agencies have adopted regulations creating and defining five capital tiers, the highest of which is "well capitalized". As of December 31, 1994 the bank was "well capitalized". The capital components and ratios for the Company and the bank are presented in the Company's 1994 Annual Report on page 40.

There have been a number of legislative and regulatory proposals that would have an impact on the operations of bank holding companies and their banks. While the changing legislation and regulatory environment does not permit forecasts to be made with any degree of certainty, the Company is unaware of any pending legislative reforms or regulatory activities which would materially affect its financial position or operating results in the foreseeable future.

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

THE BANK

Sterling National Bank & Trust Company of New York was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains six offices in New York City (three branches and an International Banking Facility in Manhattan and two branches in Queens). The executive office is located at 540 Madison Avenue, New York, New York. There are regional representatives located in Los Angeles, California and Richmond, Virginia.

The bank provides a range of banking services to businesses and individuals including checking, savings and money market accounts, certificates of deposit, business loans, personal and installment loans, VISA/MASTERCARD, safe deposit and night depository facilities. Business lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies of all sizes as well as government and non-profit agencies. Loan facilities available to these customers include short-term revolving credit arrangements, term loans, letters of credit, factoring, accounts receivable financing, equipment financing, real estate and mortgage loans, leasing and lock box services. Through its international division and International Banking Facility, the bank offers financial services to its customers and correspondents in the world's major financial centers. These services consist of financing import and export transactions, issuance of letters of credit and creation of bankers acceptances. In addition to its direct worldwide correspondent banking relationships, active bank account relationships are maintained with leading foreign banking institutions in major financial centers. The bank's trust division provides a variety of fiduciary, investment management, advisory and corporate agency services to individuals, corporations and foundations. The bank acts as trustee for pension, profit-sharing and other employee benefit plans and personal trusts and estates. For corporations, the bank acts as trustee, transfer agent, registrar and in other corporate agency capacities.

Term Federal funds sold represent loans to commercial banks in the United States. There are no industry concentrations (exceeding 10% of loans, gross)
in the commercial and industrial loan portfolio.   Approximately 81% of the
bank's loans are to borrowers located in the metropolitan New York area. The bank's legal lending limit to a single borrower was approximately $7.5 million at December 31, 1994.

The composition of income from the bank's operations for the years ended: [1] December 31, 1994 included interest and fees on commercial and other loans (47%), interest and dividends on investments securities (44%) and other (9%); [2] December 31, 1993 included interest on term Federal funds sold (2%), interest and fees on commercial and other loans (44%), interest and dividends on investment securities (43%), and other (11%); [3] December 31, 1992 included interest on term Federal funds sold (6%), interest and fees on commercial and other loans (37%), interest and dividends on investment securities (42%), and other (15%).

At December 31, 1994, the bank had 189 employees, consisting of 73 officers and 116 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

REGISTRANT AND FINANCE SUBSIDIARIES

The Registrant and its finance subsidiaries engage in various types of secured financing activities such as asset based financing, factoring, consumer receivables financing and residential mortgage loans and service certain such accounts for the bank.

Asset based financing services rendered by the Registrant and its finance subsidiaries include new business referral, collection, supervisory, examination and bookkeeping to the bank for fees; and the bank assumes all credit risks.

Standard Factors Corporation/Sterling Factors ("Factors") provides factoring services. Factors purchases client's accounts receivable, assumes credit risk on approved orders and handles credit and collection details and bookkeeping requirements. Income for these services is derived from commissions charged for receivables serviced and interest charged on advances to the client. In addition, Factors services the bank's portfolio without assuming the credit risk for those factored receivables managed for the bank. For these services, Standard Factors Corporation receives a portion of factoring commissions paid by the clients plus a portion of interest charged on advances. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries.

The Registrant and its finance subsidiaries make business and consumer loans. The loans are usually secured by real estate, personal property, accounts receivable or other collateral; occasionally unsecured working capital advances are provided to its customers.

Sterling Industrial Loan Association (S.I.L.A.), located in Richmond, Virginia, jointly originates and services mortgage loans to homeowners funded by the bank. S.I.L.A. receives a service fee. The loans are repayable in equal monthly installments over periods ranging from 36 to 180 months. Loans are usually made to allow the borrower to make home repairs, to consolidate debt or to meet educational, medical or other expenses. The loans are secured by first or second mortgages. The amounts loaned are less than the borrower's equity in the home, as determined by appraisals.

On June 1, 1993, the Registrant acquired the assets of Zenith Financial Corporation, a nationwide provider of consumer receivables financing. As a division of the Registrant, Zenith engages in asset based lending with independent dealers who market products (i.e., housewares, appliances, automobiles, educational material, et al) to consumers on an installment basis with repayment terms between 12 and 48 months. Zenith administers these installment contracts for the dealer, providing billing, payment processing and other bookkeeping services. Zenith makes advances to each dealer of up to 80% of the discounted aggregate value of the dealer's installment contracts.

The composition of income (excluding equity in undistributed net income of the banking subsidiary) of the Registrant and its finance subsidiaries for the years ended: [1] December 31, 1994 included interest and fees on loans (46%), interest and fees on accounts receivable factored (18%), dividends, interest and service fees (35%) and other (1%); [2] December 31, 1993 included interest and fees on loans (32%) interest and fees on accounts receivable factored (14%), dividends, interest and service fees (50%), and other (4%); [3] December 31, 1992 included interest and fees on loans (11%), interest and fees on accounts receivable factored (26%), dividends, interest and service fees (49%), and other (14%).

At December 31, 1994, the Registrant and its finance subsidiaries employed 33 persons consisting of 10 officers with the balance of the employees performing supervisory and clerical functions. Of these persons, 6 are represented by District 65 Wholesale, Retail, Office and Processing Union. The Registrant and its finance subsidiaries consider employee relations to be satisfactory.



                SELECTED CONSOLIDATED STATISTICAL INFORMATION


  I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 38, 39 and 41 of the Company's 1994 Annual Report is incorporated herein by reference.


 II.  Investment Portfolio

Shown below is a summary of the Company's investment securities by type with related book values:

                                                                                   December 31,
                                                                       ------------------------------------
                                                                         1994          1993          1992
                                                                       -------       -------       --------

                                                                                   (in thousands)
U.S. Treasury securities                                               $ 41,022      $ 40,835      $ 28,427
Obligations of U.S. government corporations
  and agencies--mortgage-backed securities                              261,433       222,532       153,933
Obligations of states and political sub-
  divisions...................................                               30            30           178
Debt securities issued by foreign governments.                            4,000         4,500         4,500
Corporate debt securities.....................                            --            2,005        10,655
Other debt securities.........................                            1,118        10,104        18,567
Federal Reserve Bank and other stock invest-
  ments.......................................                            4,179         6,810         3,311
                                                                       --------      --------      --------
      Total...................................                         $311,782      $286,816      $219,571
                                                                       ========      ========      ========

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the Company's 1994 Annual Report on pages 18, 19 and 20 and is incorporated herein by reference. The average yield by maturity range is not available.

III.   Loan Portfolio

The following table sets forth the composition of the Company's loan portfolio net of unearned discounts at the end of each of the most recent five fiscal years:

                                                                        December 31,
                                         ------------------------------------------------------------------
                                           1994          1993            1992          1991          1990
                                         --------      --------        --------      --------      --------
                                                                   (in thousands)
Domestic
  Term Federal funds
    sold...............                  $  --         $ 40,000        $ 99,000      $ 75,000      $200,000
  Commercial and
    industrial.........                   260,869       218,559         150,681       115,782       130,488
  Real estate -
    mortgage...........                    42,079        34,808          36,349        36,050        42,981
  Real estate -
    construction                            1,486         1,665           1,606         1,833        --
  Installment -
    individuals........                    12,920         8,403           6,258         6,051         4,342
  Other................                     --            --                982           639         1,389
Foreign
  Government and
    official insti-
      tutions...........                      789           789             789           789           789
                                         --------      --------        --------      --------      --------
       Loans, gross.....                  318,143       304,224         295,665       236,144       379,989
Less: unearned discounts                    5,374         5,473           6,874         8,546        11,426
                                         --------      --------        --------      --------      --------
      Loans, net of
        unearned
         discounts.....                  $312,769      $298,751        $288,791      $227,598      $368,563
                                         ========      ========        ========      ========      ========


The following table sets forth the maturities and sensitivity to changes in interest rates of selected loans of the Company's loan portfolio at December 31, 1994:

                                                       Due One         Due One       Due Over        Total
                                                         Year          to Five         Five          Gross
                                                       or Less           Years         Years         Loans
                                                       --------        --------      --------      --------
                                                                           (in thousands)
Commercial, industrial and
   other........................                       $236,290        $ 24,495      $     84      $260,869
Real estate - mortgage..........                          4,003          18,700        19,376        42,079
Real estate - construction                                1,486           --            --            1,486
Foreign.........................                            789           --            --              789
                                                       --------        --------      --------      --------
         Total...................                      $242,568        $ 43,195      $ 19,460      $305,223
                                                       ========        ========      ========      ========

Loans due after one year,
  which have:
    Predetermined interest
       rates.....................                                      $ 26,548      $ 19,460      $ 46,008
    Floating or adjustable
       interest rates...........                                         16,647         --           16,647
                                                                       --------      ---------     --------
         Total...................                                      $ 43,195      $ 19,460      $ 62,655
                                                                       ========      ========      ========

       It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the Company's 1994 Annual Report beginning on page 36 under the caption "CREDIT RISK", beginning on page 20 in footnote 4 and on page 17 in footnote 1 under the caption "Loans" is incorporated herein by reference.

       The following table sets forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years; as of December 31, 1994, there were no foreign loans accounted for on a nonaccrual basis or which were troubled debt restructurings:

                                                                            December 31,
                                                    ---------------------------------------------------------
                                                     1994           1993        1992         1991       1990
                                                    ------         ------      ------       ------     ------
                                                                           (in thousands)
       Nonaccrual basis loans*                     $  575[1]     $2,297[1]    $3,309[1]     $4,499[1]  $  533

       Past due 90 days or more
       (other than the above)[2].                     293           146          619         3,873        254
                                                   ------        ------       ------        ------     ------
              Total.................               $  868        $2,443       $3,928        $8,372     $  787
                                                   ======        ======       ======        ======     ======

       Note:Includes restructured
              debt of............                  $ --          $ --         $ --          $ --       $  160
                                                   ======        ======       ======        ======     ======

       *Interest income that would
       have been earned on non-
       accrual and reduced rate
       loans outstanding.........                  $   86        $  169       $  313        $  378     $   73
                                                   ======        ======       ======        ======     ======
      Applicable interest income
       actually realized.........                  $   18        $   98       $   72        $   16     $   --
                                                   ======        ======       ======        ======     ======


        Nonaccrual, past due and
         restructured loans as a
       percentage of total gross
       loans....................                      .27%          .80%        1.33%         3.55%      .20%
                                                   ======        ======       ======        ======     =====


       [1]    Includes $-0-, $1.4, $1.9 and $2.5 million at December 31, 1994,
              1993, 1992 and 1991, respectively, representing the balance of a loan to a single borrower who filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code during the third quarter of 1991.


       [2] Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

 IV. Summary of Loan Loss Experience

The information appearing in the Company's 1994 Annual Report on page 21 in footnote 5 is incorporated herein by reference. The following table sets forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years:

                                                                        December 31,
                                             --------------------------------------------------------------
                                               1994           1993         1992         1991         1990
                                             --------       --------     --------     --------     --------
Average loans outstanding, net
  of unearned discounts, during
  year............................           $255,223       $228,604     $211,917     $248,490     $351,388
                                             ========       ========     ========     ========     ========

Allowance for possible loan losses:

Balance at beginning of year......           $  3,414       $  3,177     $  3,734     $  3,373     $  3,794
                                             --------       --------     --------     --------     --------
Charge-offs:
  Commercial and industrial.....                  401            670        1,799        7,661          524
  Real Estate                                     109            --           --           --           --
  Installment...................                   22             45          120           29           22
                                             --------       --------     --------     --------     --------
    Total charge-offs...........                  532            715        1,919        7,690          546
                                             --------       --------     --------     --------     --------
Recoveries:
  Commercial and industrial.....                  201             41           25           38          116
  Installment...................                 --               11           47           13            9
                                             ---------      --------     --------     --------     --------
    Total recoveries............                  201             52           72           51          125
                                             --------       --------     --------     --------     --------
Less:  Net charge-offs............                331            663        1,847        7,639          421
                                             --------       --------     --------     --------     --------
Provision for possible loan losses              1,053            690        1,290        8,000         --
                                             --------       --------     --------     --------     --------
Allowance - acquired portfolio                   --              210         --           --           --
                                             ---------      --------     --------     --------     --------

Balance at end of year............           $  4,136       $  3,414     $  3,177     $  3,734     $  3,373
                                             ========       ========     ========     ========     ========

Ratio of net charge-offs to
  average loans outstanding, net
  of unearned discounts during
  year............................                .13%          .29%          .87%        3.07%         .12%
                                             ========       =======      ========     ========     ========


On June 1, 1993 the parent company purchased for cash the assets (principally loans) of Zenith Financial Corporation, a nationwide provider of consumer receivables financing. The purchase price included the allowance for loan losses of $209,627.

The Company's allowance for possible loan losses is a general reserve, maintained without any specific dedication to the components of the loan portfolio, available to meet the credit exposure implicit in any lending activity. The information beginning on page 36 of the Company's 1994 Annual Report under the caption "CREDIT RISK" is incorporated herein by reference.

The Company considers its allowance for possible loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 1994. While net losses within the loan portfolio are not statistically predictable, it is possible that a deterioration in economic conditions in the next twelve months could require future provisions for loan losses above the level taken in 1994. The Company does not anticipate any recurrence of net credit losses of the magnitude experienced in 1991.

  V. Deposits

Average deposits and average rates paid for each of the most recent three years is presented in the Company's 1994 Annual Report on page 38 and is incorporated herein by reference.

Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the Company's 1994 Annual Report on page 21 in footnote 6 and is incorporated herein by reference.

The following table provides certain information with respect to the Company's deposits for each of the most recent three fiscal years:


                                                                                December 31,
                                                                ------------------------------------------
                                                                  1994             1993             1992
                                                                --------         --------         --------
                                                                               (in thousands)
Domestic
  Demand                                                        $174,897         $174,089         $159,235
  NOW                                                             34,055           32,253           28,441
  Savings                                                         29,201           33,078           34,851
  Money Market                                                   118,571          127,939          133,260
  Time deposits, by remaining
    periods to maturity
      Within 3 months                                             58,527           67,128           72,219
      After 3 months but within 1 year                            23,172           23,249           16,066
      After 1 but within 5 years                                  76,210           12,580            8,757
                                                                --------         --------         --------

            Total domestic deposits                              514,633          470,316          452,829
                                                                --------         --------         --------

Foreign
  Time deposits, by remaining
    periods to maturity
      Within 3 months                                              1,670            1,670            2,330
      After 3 months but within 1 year                             1,000            1,000            1,000
                                                                --------         --------         --------

      Total foreign deposits                                       2,670            2,670            3,330
                                                                --------         --------         --------

             Total deposits                                     $517,303         $472,986         $456,159
                                                                ========         ========         ========


Interest expense for the most recent three fiscal years is as follows:

                                                                          Years Ended December 31,
                                                                -----------------------------------------
                                                                  1994             1993             1992
                                                                --------         --------         -------
                                                                              (in thousands)
NOW                                                             $    273         $    394         $   603
Savings                                                              685              907             921
Money market                                                       2,353            2,735           3,428
Time--domestic                                                     5,058            2,403           2,818
    --foreign                                                        104               79             158
                                                                --------         --------         -------

          Total interest expense                                $  8,473         $  6,518         $ 7,928
                                                                ========         ========         =======

 VI. Return on Equity and Assets


The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years follow:

                                                                            Years Ended December 31,
                                                                    ----------------------------------------
                                                                      1994            1993             1992
                                                                    --------        --------         -------
Return on average total assets (Net income
   divided by average total assets).....                                .61%            .57%            .52%
Return on average shareholders' equity (Net
   income divided by average equity)....                               7.52%           6.17%           5.19%
Dividend payout ratio (Dividends declared per
   share divided by net income per share)....                         33.33%          40.00%          48.78%
Average shareholders' equity to average total
   assets (Average equity divided by average
   total assets).............................                          8.08%           9.19%           9.98%



VII.      Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the Company's 1994 Annual Report on page 22 in footnote 7 and is incorporated by reference.



ITEM 2. PROPERTIES

The principal offices of the Company occupy four contiguous floors at 540 Madison Avenue at 55th Street, New York, N.Y. consisting of approximately 29,000 square feet. These are held under two leases, of which the one covering the upper floor expires December 31, 1996. The other, covering the lower three floors, expires December 31, 1996 with a renewal option to December 31, 2001. Annual rental commitments approximate $882,000. Certain finance subsidiaries maintain offices in Beverly Hills, California and Richmond, Virginia.

In addition to the principal offices, the bank maintains operating leases for three additional branch offices, the International Banking Facility and an Operations Center with an aggregate of approximately 43,100 square feet. The annual office rental commitments for these premises approximates $542,000. The leases have expiration dates ranging from 2001 through 2008 with varying additional renewal options. The bank also maintains a branch located in Forest Hills owned by the bank (and not subject to a mortgage).

ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information beginning on page 12 of the Sterling Bancorp Proxy Statement dated March 16, 1995 under the captions "Approval of Stock Incentive Plan Amendment" and "Shareholder Proposal" is incorporated herein by reference.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


The information appearing on page 37 of the Sterling Bancorp 1994 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.



ITEM 6. SELECTED FINANCIAL DATA


The information appearing on page 34 of the 1994 Annual Report under the caption "Selected Financial Data" is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The information appearing on pages 35 - 37 of the 1994 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference. Supplementary Data appearing on page 32 of the 1994 Annual Report under the caption "Quarterly Data (Unaudited)" is incorporated herein by reference.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Company's consolidated financial statements as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 and the statements of condition of Sterling National Bank & Trust Company of New York as of December 31, 1994 and 1993, notes thereto and Independent Auditors' Report thereon appearing on pages 11 - 33 of the 1994 Annual Report, are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 16, 1995 under the caption "Election of Directors" and on page 10 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" are incorporated herein by reference.

Executive Officers - This information is included pursuant to Instruction 3 to
Item 401 (b) and (c) of Regulation S-K:

                                                                                                          Held
                                                                                                        Executive
                                                                                                          Office
             Name of Executive                             Title                               Age        Since
             -----------------                       -------------------                      ----      ---------
             Louis J. Cappelli.....          Chairman of the Board and
                                                Chief Executive Officer,
                                                Director                                       64         1967
             John C. Millman.......          President, Director                               52         1986
             Jerrold Gilbert.......          Executive Vice President, General
                                                Counsel & Secretary                            58         1974
             John W. Tietjen.......          Senior Vice President, Treasurer
                                                and Chief Financial Officer                    50         1989
             John A. Aloisio.......          Vice President                                    52         1992
             Leonard Rudolph.......          Vice President                                    47         1992
             Frank J. Voso.........          Vice President                                    51         1989

All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

ITEM 11. EXECUTIVE COMPENSATION

The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 16, 1995 under the caption " Executive Compensation and Related Matters" and on page 9 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information beginning on page 10 of the Sterling Bancorp Proxy Statement dated March 16, 1995 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on page 9 of the Sterling Bancorp Proxy Statement dated March 16, 1995 under the caption "Transactions with the Company and Other Matters" is incorporated herein by reference.



                                     III-1

                                    PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   The documents filed as a part of this report are listed below:

                 1.  Financial Statements

                         Annual Report to security holders, Sterling Bancorp
                           1994 Annual Report (This document is filed only to the extent of pages 11 through 41 which are incorporated by reference herein).

                 2.  Financial Statement Schedules

                         None

                 3.  Exhibits

                       3(i)(A) Amended and restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).
                        (i)(B)       Certificate of Amendment of The
                                     Certificate of Incorporation filed with
                                     the State of New York Department of State,
                                     June 13, 1988 (Filed as Exhibit 3.5 to
                                     Registrant's Form 10-K for the fiscal year ended December 31, 1988 and incorporated by reference herein).
                        (i)(C)       Certificate of Amendment of the
                                     Certificate of Incorporation filed with the State of New York Department of State, March 5, 1993 (Filed as Exhibit
                                     4.1 to Registrant's Form 8-K dated March
                                     5, 1993 and incorporated by reference
                                     herein).

                       3(ii) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                      4   (a)        Indenture relating to floating interest
                                     rate convertible subordinated debentures, third series, due July 1, 1996 (Filed as Exhibit 4(a) to Registrant's Registration
                                     Statement 2-97263 and incorporated by
                                     reference herein).

                           (b) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as
                                     Exhibit 4(a) to Registrant's Registration
                                     Statement 33-23877 and incorporated by
                                     reference herein).

                           (c) Indenture dated as of August 1, 1994 relating to floating interest rate convertible subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated herein by reference).

                      10(i) Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman

                        (ii) Amendments dated February 14, 1995 to Employment Agreements
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman

                      11             Statement re Computation of Per Share
                                     Earnings.

                      13 Annual Report to security holders, Sterling Bancorp 1994 Annual Report (This document is filed only to the extent of pages 11 through 41 which are incorporated by reference herein).

                      21             Subsidiaries of the Registrant.

                      27             Financial Data Schedule

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                STERLING BANCORP




                        /s/      Louis J. Cappelli
                           ---------------------------
                           Louis J. Cappelli, Chairman
                          (Principal Executive Officer)

                                 March 29, 1995
                                      Date


                        /s/      John W. Tietjen
                           ---------------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                 March 29, 1995
                                      Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 29, 1995                    /s/       Louis J. Cappelli                           Director
--------------                       ------------------------------             -----------------------
    (Date)                                  (Signature)                                 (Title)

March 29, 1995                    /s/       John C. Millman                             Director
--------------                       ------------------------------             ------------------------
    (Date)                                  (Signature)                                 (Title)

March 29, 1995                    /s/       Allan F. Hershfield                         Director
--------------                       ------------------------------             ------------------------
    (Date)                                  (Signature)                                 (Title)

March 29, 1995                    /s/       Maxwell M. Rabb                             Director
--------------                       ------------------------------             ------------------------
    (Date)                                  (Signature)                                 (Title)

March 29, 1995                    /s/       Walter Feldesman                            Director
--------------                       ------------------------------             ------------------------
    (Date)                                  (Signature)                                 (Title)

March 29, 1995                    /s/       Henry J. Humphreys                          Director
--------------                       ------------------------------             ------------------------
    (Date)                                  (Signature)                                 (Title)

March 29, 1995                    /s/       Lillian Berkman                             Director
--------------                       ------------------------------             ------------------------
    (Date)                                  (Signature)                                 (Title)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549





                                DOCUMENTS FILED

                                   AS A PART

                                 OF THIS REPORT

                                       ON

                                   FORM 10-K

                              ANNUAL REPORT - 1994





                                  ------------





                                STERLING BANCORP





================================================================================

                                 DOCUMENT INDEX

                 1.  Financial Statements

                         Annual Report to security holders, Sterling Bancorp
                           1994 Annual Report (This document is filed only to the extent of pages 11 through 41 which are incorporated by reference herein).

                 2.  Financial Statement Schedules

                    None

                 3.  Exhibits

                       3(i)(A) Amended and restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).
                        (i)(B)       Certificate of Amendment of The
                                     Certificate of Incorporation filed with
                                     the State of New York Department of State,
                                     June 13, 1988 (Filed as Exhibit 3.5 to
                                     Registrant's Form 10-K for the fiscal year ended December 31, 1988 and incorporated by reference herein).
                        (i)(C)       Certificate of Amendment of the
                                     Certificate of Incorporation filed with the State of New York Department of State, March 5, 1993 (Filed as Exhibit
                                     4.1 to Registrant's Form 8-K dated March
                                     5, 1993 and incorporated by reference
                                     herein).

                       3(ii) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                      4   (a)        Indenture relating to floating interest
                                     rate convertible subordinated debentures, third series, due July 1, 1996 (Filed as Exhibit 4(a) to Registrant's Registration
                                     Statement 2-97263 and incorporated by
                                     reference herein).
                           (b)       Indenture relating to floating interest
                                     rate convertible subordinated debentures,
                                     4th series, due November 1, 1998 (Filed as
                                     Exhibit 4(a) to Registrant's Registration
                                     Statement 33-23877 and incorporated by
                                     reference herein).
                           (c)       Indenture dated as of August 1, 1994
                                     relating to floating interest rate
                                     convertible subordinated debentures,
                                     series V, due July 1, 2001 (Filed as
                                     Exhibit T3C to Registrant's Application
                                     for Qualification of Indenture No.
                                     022-22183 and incorporated herein by
                                     reference).

                      10(i) Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman
                        (ii) Amendments dated February 14, 1995 to Employment Agreements
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman

                      11             Statement re Computation of Per Share
                                     Earnings.

                      13 Annual Report to security holders, Sterling Bancorp 1994 Annual Report (This document is filed only to the extent of pages 11 through 41 which are incorporated by reference herein).

                      21             Subsidiaries of the Registrant.

                      27             Financial Data Schedule

                 4.  Reports on Form 8-K:

                        There were no reports on Form 8-K filed during the last
                            quarter of the period covered by this report.

                                 EXHIBIT INDEX



                Exhibit
                Number
                -------
                3(i)(A)              Amended and restated Certificate of Incorporation filed with the State of New York,
                                     Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K
                                     for the fiscal year ended December 31, 1986 and incorporated by reference herein).
                 (i)(B)              Certificate of Amendment of The Certificate of Incorporation filed with the State of
                                     New York Department of State, June 13, 1988 (Filed as Exhibit 3.5 to Registrant's Form 10-K
                                     for the fiscal year ended December 31 1988 and incorporated by reference herein).
                 (i)(C)              Certificate of Amendment of the Certificate of Incorporation filed  with the State of
                                     New York Department of State, March 5, 1993 (Filed as Exhibit 4.1 to Registrant's Form
                                     8-K dated March 5, 1993 and incorporated by reference herein).

                3(ii)                By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K
                                     for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                4   (a)              Indenture relating to floating interest rate convertible subordinated debentures, third series, due July 1, 1996 (Filed as Exhibit 4(a) to Registrant's Registration Statement
                                     2-97263 and incorporated by reference herein).
                    (b)              Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement
                                     33-23877 and incorporated by reference herein).
                    (c)              Indenture dated as of August 1, 1994 relating to floating interest rate convertibile subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's
                                     Application for Qualification of Indenture No. 022-22183 and incorporated herein by reference).

                10(i)                Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b),
                                     respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman
                  (ii)               Amendments dated February 14, 1995 to Employment Agreements
                                       (a) For Louis J. Cappelli
                                       (b) For John C. Millman

                11                   Statement re Computation of Per Share Earnings.

                13                   Annual Report to security holders, Sterling Bancorp 1994 Annual Report (This document is filed only to the extent of pages 11 through 41 which are incorporated by reference herein).

                21                   Subsidiaries of the Registrant.

                27                   Financial Data Schedule