Form 10-Q
period 1995-03-31
STERLING BANCORP
filed 1995-05-15
CIK 93451

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                 March 31, 1995
For Quarter Ended..............................................................


                                    1-5273-1
Commission file number.........................................................


                                Sterling Bancorp
...............................................................................
             (Exact name of registrant as specified in its charter)


          New York                                              13-2565216
...............................................................................
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


540 Madison Avenue, New York, N.Y.                              10022-3299
...............................................................................
(Address of principal executive offices)                        (Zip Code)


                                  212-826-8000
...............................................................................
              (Registrant's telephone number, including area code)


                                      N/A
...............................................................................
            (Former name, former address and former fiscal year, if
                          changed since last report.)


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

       As of March 31, 1995 there were outstanding 6,346,262 shares of common stock, $1.00 par value, the registrant's only class of common shares outstanding.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                                        Page
                                                                                    ----
       Item 1. Financial Statements

            Consolidated Financial Statements                                         3
            Notes to Consolidated Financial Statements                                7

       Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

            Business                                                                  8
            Financial Condition                                                       8
            Credit Risk                                                              10
            Results of Operations                                                    11
            Average Balance Sheets                                                   13
            Rate/Volume Analysis                                                     14
            Interest Rate Sensitivity                                                15
            Risk-Based Capital Components and Ratios                                 16


PART II OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                                     17



SIGNATURES                                                                           17


EXHIBIT INDEX                                                                        18

       Exhibit 11 Computation of Per Share Earnings                                  19
       Exhibit 27 Financial Data Schedule                                            20

                       STERLING BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                           March 31,            December 31,
ASSETS                                                                                       1995                   1994
                                                                                         ------------           ------------
Cash and due from banks                                                                  $ 33,324,173           $ 39,224,764
Interest-bearing deposits with other banks                                                  3,000,000              2,970,000
Federal funds sold                                                                          5,000,000              8,000,000
Securities
   Available for sale                                                                      72,375,492             67,335,889
   Held to maturity (market value
     $227,443,482 and $227,248,000, respectively)                                         237,914,322            244,445,988
                                                                                         ------------           ------------
           Total securities                                                               310,289,814            311,781,877
                                                                                         ------------           ------------

Loans, net of unearned discounts                                                          298,928,935            312,769,179
Less allowance for possible loan losses                                                     4,312,023              4,135,810
                                                                                         ------------           ------------
           Loans, net                                                                     294,616,912            308,633,369
                                                                                         ------------           ------------
Customers' liability under acceptances                                                        603,870                624,083
Excess cost over equity in net assets of the
   banking subsidiary                                                                      21,158,440             21,158,440
Premises and equipment, net                                                                 3,328,002              3,423,320
Other assets                                                                               11,207,319             10,819,866
                                                                                         ------------           ------------
                                                                                         $682,528,530           $706,635,719
                                                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                                          $156,463,261           $174,897,143
   Interest-bearing deposits                                                              330,884,164            342,405,372
                                                                                         ------------           ------------
           Total deposits                                                                 487,347,425            517,302,515
Securities sold under repurchase agreements                                                45,330,054             44,050,836
Commercial paper                                                                           17,319,300             14,672,800
Other short-term borrowings                                                                 4,772,359              7,104,224
Acceptances outstanding                                                                       603,870                624,083
Other liabilities                                                                          23,295,850             20,137,453
                                                                                         ------------           ------------
                                                                                          578,668,858            603,891,911
                                                                                         ------------           ------------

Long-term convertible subordinated debentures                                              26,162,000             26,446,000
Other long-term debt                                                                       22,250,000             22,500,000
                                                                                         ------------           ------------
           Total long-term debt                                                            48,412,000             48,946,000
                                                                                         ------------           ------------
           Total liabilities                                                              627,080,858            652,837,911
                                                                                         ------------           ------------

Commitments and contingent liabilities
Convertible preferred stock, Series D
   - market value guarantee feature                                                           875,000                875,000
Less unearned compensation - unallocated shares                                               796,506                796,506


Shareholders' equity
   Preferred shares, $5 par value. Authorized 644,389 shares
     Series B                                                                                  25,760                 25,760
     Series D                                                                               1,625,000              1,625,000
   Common shares, $1 par value. Authorized 20,000,000 shares;
      issued 6,496,605 shares                                                               6,496,605              6,496,605
   Capital surplus                                                                         28,089,137             28,089,137
   Retained earnings                                                                       22,468,199             21,592,244
   Net unrealized depreciation on securities
      available for sale, net of tax                                                         (367,060)            (1,140,969)
                                                                                         ------------           ------------
                                                                                           58,337,641             56,687,777
   Less
      Common shares in treasury at cost, 150,343 shares                                     1,489,239              1,489,239
      Unearned compensation                                                                 1,479,224              1,479,224
                                                                                         ------------           ------------
           Total shareholders' equity                                                      55,369,178             53,719,314
                                                                                         ------------           ------------
                                                                                         $682,528,530           $706,635,719
                                                                                         ============           ============

  See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         ----------------------------------
                                                                                            1995                    1994
                                                                                         -----------            -----------
INTEREST INCOME
   Interest and fees on loans                                                            $ 7,365,176            $ 4,943,022
   Interest and dividends on securities
      Available for sale                                                                   1,163,234                987,379
      Held to maturity                                                                     3,922,410              3,175,697
   Interest on Federal funds sold                                                            119,157                 27,474
   Interest on deposits with other banks                                                      41,718                 24,844
                                                                                         -----------            -----------
           Total interest income                                                          12,611,695              9,158,416
                                                                                         -----------            -----------

INTEREST EXPENSE
   Interest on deposits                                                                    2,804,342              1,513,597
   Interest on Federal funds purchased and
      securities sold under repurchase agreements                                            648,824                374,643
   Interest on commercial paper                                                              219,274                101,880
   Interest on other short-term borrowings                                                    75,705                148,411
   Interest on long-term debt                                                                884,337                747,440
                                                                                         -----------            -----------
           Total interest expense                                                          4,632,482              2,885,971
                                                                                         -----------            -----------
Net interest income                                                                        7,979,213              6,272,445
Provision for possible loan losses                                                           315,000                190,000
                                                                                         -----------            -----------
Net interest income after provision for possible
   loan losses                                                                             7,664,213              6,082,445
                                                                                         -----------            -----------

NONINTEREST INCOME
   Service charges on deposit accounts                                                       426,394                303,317
   Factoring and letters of credit commissions                                               513,519                405,053
   Trust fees                                                                                168,189                144,380
   Gain on sales of securities                                                                 --                    42,361
   Other                                                                                     178,348                102,275
                                                                                         -----------            -----------
           Total noninterest income                                                        1,286,450                997,386
                                                                                         -----------            -----------

NONINTEREST EXPENSES
   Salaries and employee benefits                                                          3,377,331              2,852,022
   Occupancy                                                                                 723,392                602,574
   Equipment                                                                                 363,166                321,676
   Legal and other professional fees                                                         343,462                253,146
   Federal deposit insurance premium                                                         273,734                243,228
   Marketing                                                                                 247,463                150,174
   Other                                                                                     943,585                905,883
                                                                                         -----------            -----------
           Total noninterest expenses                                                      6,272,133              5,328,703
                                                                                         -----------            -----------
Income before income taxes                                                                 2,678,530              1,751,128
Provision for income taxes                                                                 1,421,456                840,661
                                                                                         -----------            -----------

Net income                                                                               $ 1,257,074            $   910,467
                                                                                         ===========            ===========

Average number of common shares outstanding                                                6,369,450              6,359,132
                                                                                         ===========              =========
Per average common share
   Net income                                                                                  $0.20                  $0.14
                                                                                               =====                  =====
Average number of common shares outstanding
   assuming full dilution                                                                  8,951,177              8,781,981
                                                                                         ===========              =========
Per average common share assuming full dilution
   Net income                                                                                  $0.18                  $0.13
                                                                                               =====                  =====

Dividends paid per common share                                                                $0.06                  $0.05
                                                                                               =====                  =====

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity


                                                                                 Three Months Ended
                                                                      ---------------------------------------
                                                                        March 31,                  March 31,
                                                                          1995                       1994
                                                                      ------------               ------------
 Shareholders' equity at beginning of period                          $53,719,314               $52,856,675
                                                                      -----------               -----------

 Net income                                                             1,257,074                   910,467
 Dividends declared
  Common stock - $.06 and $.05 per share respectively                    (380,776)                 (317,311)
   Preferred stock - at prescribed rates                                     (343)                    --
 Change in market value guarantee feature
    Convertible preferred stock,Series D                                    --                     (187,500)
    Unearned compensation - unallocated shares                              --                      179,841
 Change in valuation account for securities
    available for sale, net of tax                                        773,909                  (665,114)
                                                                      -----------               -----------
Net change in shareholders' equity                                      1,649,864                   (79,617)
                                                                      -----------               -----------
Shareholders' equity at end of period                                 $55,369,178               $52,777,058
                                                                      ===========               ===========


See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                            Statements of Cash Flows


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                         --------------------------------
                                                                                             1995                 1994
                                                                                         ------------        ------------
OPERATING ACTIVITIES
  Net income                                                                             $  1,257,074        $    910,467
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for possible loan losses                                                    315,000             190,000
        Depreciation and amortization of premises and equipment                               238,504             124,727
        Deferred income tax provision (benefit)                                               123,256             (39,046)
        Gain on sale of securities                                                              --                (42,361)
        Amortization of premiums on securities                                                354,036           1,097,214
        Accretion of discounts on securities                                                  (20,944)               (946)
        Increase in accrued interest receivable                                              (317,879)           (388,665)
        Increase in other liabilities                                                       3,158,397           1,812,747
        Other, net                                                                           (849,687)           (528,407)
                                                                                         ------------        ------------

             Net cash provided by operating activities                                      4,257,757           3,135,730
                                                                                         ------------        ------------

INVESTING ACTIVITIES
   Purchase of premises and equipment                                                        (143,186)           (606,062)
   Net increase in interest-bearing deposits
    with other banks                                                                          (30,000)              --
   Net decrease in Federal funds sold                                                       3,000,000               --
   Net decrease in loans                                                                   13,701,457          71,551,764
   Proceeds from sale of securities available for sale                                          --              9,955,693
   Proceeds from prepayments, redemptions or maturities
      of securities                                                                         7,797,659          33,340,726
   Purchase of securities                                                                  (5,207,922)       (104,139,291)
                                                                                         ------------        ------------
             Net cash provided by investing activities                                     19,118,008          10,102,830
                                                                                         ------------        ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                                           (18,433,882)        (38,281,319)
   Net decrease in interest-bearing deposits                                              (11,521,208)        (21,003,904)
   Net increase in securities sold under
      repurchase agreements                                                                 1,279,218          16,573,432
   Net increase in commercial paper
      and other short-term borrowings                                                         314,635          30,285,621
   Cash dividends paid                                                                       (381,119)           (317,311)
   Maturities and prepayments on debentures                                                  (534,000)           (129,000)
                                                                                         ------------        ------------
             Net cash used by financing activities                                        (29,276,356)        (12,872,481)
                                                                                         ------------        ------------
Net (decrease) increase in cash and due from banks                                         (5,900,591)            366,079
Cash and due from banks - beginning of period                                              39,224,764          35,975,787
                                                                                         ------------        ------------
Cash and due from banks - end of period                                                  $ 33,324,173        $ 36,341,866
                                                                                         ============        ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                         $  4,622,324        $  2,452,331
   Income taxes paid                                                                          641,088             532,427


See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1994 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

4. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

      SFAS No. 114 required all creditors to account for impaired loans (except for those loans that are accounted for at fair value or at the lower of cost or fair value) at the present value of the expected future cash flows, discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is collateral dependent. SFAS No. 114 also provides that in-substance foreclosed loans should not be included in Real Estate Owned for financial reporting purposes, but, rather, in the loan portfolio.

      SFAS No. 114 was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS No. 118 allows for existing income recognition practices to continue.

      As of March 31, 1995, these statements did not have a material effect on the Company's financial condition or results of operations.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


BUSINESS

Sterling Bancorp (the parent company) is a bank holding company, as defined by the Bank Holding Company Act of 1956, as amended, with subsidiaries providing a full range of financial services, including business and consumer loans, asset based financing, factoring, trade financing, mortgage lending, leasing, and trust and estate services. The parent company owns virtually 100% of Sterling National Bank & Trust Company of New York (the bank), its principal subsidiary, all of the outstanding shares of Standard Factors Corporation/Sterling Factors, Universal Finance Corporation, Sterling Banking Corporation and Sterling Industrial Loan Association (finance subsidiaries). As used throughout this report, "the Company" refers to Sterling Bancorp and its subsidiaries.

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At March 31, 1995, the bank's year to date average earning assets (of which loans were 44% and securities were 54%) represented approximately 95% of the Company's year to date average earning assets. See page 13 for the composition of the Company's average balance sheets for the three months ended March 31, 1995 and March 31, 1994.

FINANCIAL CONDITION

Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed at both the parent company and the bank levels. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital market funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank have significant unused borrowing capacity. Contingency plans exist and could be implemented on a timely basis to minimize the impact of any dramatic change in market conditions.

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At March 31, 1995, the parent company had on hand approximately $10,614,000 in cash.

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency (the Comptroller) to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. During 1994 and 1993, with the Comptroller's approval, the bank paid dividends aggregating $3,639,038 and $2,599,314, the bank's net income for 1994 and 1993 was $4,222,664 and $3,463,950. In 1995, the
bank declared and paid a dividend of approximately $663,300. In addition, from time to time dividends are paid to the parent company by the finance subsidiaries from their retained earnings without regulatory restrictions.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


At March 31, 1995, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $28,662,000.
To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with $11,000,000 principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. The parent company's long-term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long-term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms.

At March 31, 1995, the parent company's short-term debt, consisting solely of commercial paper, was approximately $17,319,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $33,266,000 and back-up credit lines with banks of $15,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company's asset-liability management program is designed to achieve acceptable yields while managing interest rate risk, maturity distribution and credit risk. At March 31, 1995, the Company maintained a portfolio of securities totalling $310,290,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities having an average life of approximately 3 1/2 years amounted to $301,359,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $143,000 and $10,613,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholder's equity. "Available for sale" securities included gross unrealized gains of $198,000 and gross unrealized losses of $877,000.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). At March 31, 1995, the risk-based capital ratios and the leverage ratio for the Company and the bank exceeded the most stringent requirements contemplated by these guidelines. Information regarding the Company's and the bank's risk-based capital, at March 31, 1995 and December 31, 1994, is presented on page 16.

While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at March 31, 1995 were as follows:

                                                              Company                    Bank
                                                            ----------               ----------
                                                                      (in thousands)
Domestic
  Commercial and industrial                                 $  248,242               $  215,173
  Real estate - mortgage                                        43,059                   43,059
  Real estate - construction                                     1,355                    1,355
  Installment - individuals                                     11,396                   11,396
Foreign
  Government and official institutions                             789                      789
                                                            ----------               ----------
  Loans, gross                                                 304,841                  271,772
  Less unearned discounts                                        5,912                    5,637
                                                            ----------               ----------
Loans, net of unearned discounts                            $  298,929               $  266,135
                                                            ==========               ==========



The Company's commercial and industrial loan portfolio represents approximately 82% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 15% of gross loans, is secured by mortgages on real property located principally in the City of New York and the State of Virginia. The collateral securing any loan may vary in value based on the success of the business and economic conditions.

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


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Thus, the allowance level reflects identified loss potential and inherent risk in the portfolio. A significant change in any of the evaluation factors described above could result in future additions in the allowance. At March 31, 1995, the ratio of the allowance to loans, net of unearned discounts, was 1.5%. At March 31, 1995, the Company's allowance, was $4,312,000 and its non-accrual loans amounted to $525,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 1995.


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


COMPARISON OF YEARS ENDED MARCH 31, 1995 AND MARCH 31, 1994

Total interest income increased $3,453,000 for the three months ended March 31, 1995 when compared with the same period last year principally due to improved yields as well as higher average outstandings. An increase in average securities outstandings coupled with higher yields, resulted in an increase in income from securities of $922,000. Higher average outstandings employed at higher rates resulted in an increase of $2,422,000 in interest and fees on loans.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Total interest expense for the three months ended March 31, 1995 increased $1,746,000 when compared with the same period in 1994 principally due to higher interest rates paid. Interest expense on interest-bearing deposits rose $1,290,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings increased $456,000 for the three months ended March 31, 1995 versus the like period a year ago. The increase is attributable to an increase in rates paid partially offset by lower average outstandings.

Based on management's continuing evaluation of the collectibility of the loan portfolio, $315,000 was provided for possible loan losses for the three months ended March 31, 1995.

Noninterest income increased $289,000 for the first quarter of 1995 when compared with the same period in 1994 as a result of higher service charges on deposit accounts and increased fees from letters of credit and factoring services.

Noninterest expenses increased $943,000 for the three months ended March 31, 1995 versus the same period last year reflecting higher salary and employee benefit costs associated with the Company's higher levels of business activities as well as higher general business costs.

The provision for income taxes increased $581,000 for the first quarter 1995 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $347,000 for the three months ended March 31, 1995 when compared with the same period in 1994.

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended March 31,




                                                            1995                                     1994
                                           ------------------------------------      ------------------------------------
                                           Average                     Average       Average                     Average
ASSETS                                     Balance       Interest        Rate        Balance       Interest        Rate
                                           --------      --------      --------      --------      --------      --------
Interest-bearing deposits
   with other banks                        $  2,972      $     42         5.28%      $  2,940      $     25         3.43%
Securities
   Available for sale [2]                    71,328         1,163         6.57         83,582           987         4.79
   Held to maturity                         241,296         3,922         6.51        217,229         3,176         5.93
   Federal funds sold                         7,856           119         6.07          3,333            27         3.34
   Loans, net of unearned
   discounts [3]                            286,502         7,365        10.79        243,588         4,943         7.61
                                           --------      --------                    --------      --------
         TOTAL EARNING ASSETS               609,954        12,611         8.48        550,672         9,158         6.47
                                                         --------       ------                     --------       ------

Cash and due from banks                      39,692                                    41,934
Allowance for possible
   loan losses                               (4,229)                                   (3,509)
   Goodwill                                  21,158                                    21,158
   Other assets                              12,447                                    13,418
                                           --------                                  --------

         TOTAL ASSETS                      $679,022                                  $623,673
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                 $179,347           997         2.26       $188,460           903         1.94
   Other time                               153,063         1,807         4.78         91,901           611         2.70
                                           --------      --------                    --------      --------
         Total interest-bearing
           deposits                         332,410         2,804         3.42        280,361         1,514         2.19
                                           --------      --------                    --------      --------

Borrowings
   Securities sold under
      agreements to repurchase               48,327           649         5.46         53,745           375         2.83
   Commercial paper                          16,586           219         5.36         13,945           102         2.97
   Other short-term debt                      6,554            76         4.58         17,451           148         3.44
   Long-term debt                            48,705           884         7.36         52,263           747         5.80
                                           --------      --------                    --------      --------
         Total borrowings                   120,172         1,828         6.17        137,404         1,372         4.05
                                           --------      --------                    --------      --------
         TOTAL INTEREST-BEARING
           LIABILITIES                      452,582         4,632         4.15        417,765         2,886         2.80
                                                         --------         ----                     --------         ----

Noninterest-bearing deposits                150,535                                   142,411
Other liabilities                            21,723                                    10,492
                                           --------                                  --------
         Total liabilities                  624,840                                   570,668

Shareholders' equity                         54,182                                    53,005
                                           --------                                  --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $679,022                                  $623,673
                                           ========                                  ========

Net interest income/spread                               $  7,979         4.33%                    $  6,272         3.67%
                                                         ========         ====                     ========        =====

Net yield on earning assets
   (margin)                                                               5.35%                                     4.62%
                                                                          ====                                     =====

- --------------
[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.

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

                       STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                          Three Months Ended March 31,
                                 (000 omitted)


                                                                                Increase/(Decrease)
                                                                                Three Months Ended
                                                                              March 31, 1995 and 1994
                                                                       ------------------------------------
                                                                       Volume        Rate          Total(1)
                                                                       -------      -------        --------
INTEREST INCOME
Interest-bearing deposits with other banks                             $     2       $    15       $    17
                                                                       -------       -------       -------

Securities
   Available for sale (2)                                                 (169)          345           176
   Held to maturity                                                        396           350           746
                                                                       -------       -------       -------
         Total                                                             227           695           922
                                                                       -------       -------       -------

Federal funds sold                                                          53            39            92
                                                                       -------       -------       -------

Loans, net of unearned discounts (3)                                       602         1,820         2,422
                                                                       -------       -------       -------
         TOTAL INTEREST INCOME                                         $   884       $ 2,569       $ 3,453
                                                                       =======       =======       =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                             $   (48)      $   142       $    94
   Other time                                                              563           633         1,196
                                                                       -------       -------       -------
         Total                                                             515           775         1,290
                                                                       -------       -------       -------

Borrowings
   Securities sold under agreements to repurchase                          (56)          330           274
   Commercial paper                                                         27            90           117
   Other short-term debt                                                  (107)           35           (72)
   Long-term debt                                                          (58)          195           137
                                                                       -------       -------       -------
         Total                                                            (194)          650           456
                                                                       -------       -------       -------

TOTAL INTEREST EXPENSE                                                 $   321       $ 1,425       $ 1,746
                                                                       =======       =======       =======

NET INTEREST INCOME                                                    $   563       $ 1,144       $ 1,707
                                                                       =======       =======       =======

- ---------------
(1) The rate/volume variance is allocated equally between changes in volume and rate.


(2)   Includes Federal Reserve Bank and other stock investments.


(3) Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

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

                                                                                   Repricing Date
                                            ---------------------------------------------------------------------------------------
                                                            More than                                        Non
                                            3 months        3 months       1 year to         Over           Rate
                                             or less        to 1 year       5 years         5 years       Sensitive         Total
                                            ---------       ---------      ---------       ---------      ---------       ---------
ASSETS
  Interest-bearing deposits
    with other banks                        $   1,200       $  1,800       $   --          $   --         $   --           $  3,000
  Securities                                    --            28,260          60,585         217,360          4,085         310,290
  Federal funds sold                            5,000          --              --              --             --              5,000
  Loans, net of unearned
    discounts                                 249,963          2,837          29,390          22,289         (5,550)        298,929
  Noninterest-earnings assets
    and allowance for possible
    loan losses                                 --              --             --              --            65,310          65,310
                                            ---------       --------       ---------       ---------      ---------        --------

      Total Assets                            256,163         32,897          89,975         239,649         63,845         682,529
                                            ---------       --------       ---------       ---------      ---------        --------

LIABILITIES AND SHAREHOLDERS'
EQUITY
  Interest-bearing deposits                   145,451         37,437         147,996           --             --            330,884
  Securities sold under
    repurchase agreements                      37,995          7,335           --              --             --             45,330
  Commercial paper                             16,990            329           --              --             --             17,319
  Other short-term borrowings                   1,522          3,250           --              --             --              4,772
  Long-term debt                               26,162           --            21,200           1,050          --             48,412
  Noninterest-bearing
    liabilities and share-
    holders' equity                            --              --              --              --           235,812         235,812
                                            ---------      ---------       ---------       ---------      ---------        --------

       Total Liabilities and
         Shareholders' Equity               $ 228,120       $ 48,351       $ 169,196       $   1,050      $ 235,812        $682,529
                                            =========       ========       =========       =========      =========        ========

  Net Interest Rate
    Sensitivity Gap                         $  28,043       $(15,454)      $ (79,221)      $ 238,599      $(171,967)       $  --
                                            =========       ========       =========       =========      =========        ========

  Cumulative Gap at
    March 31, 1995                          $  28,043       $ 12,589       $ (66,632)      $ 171,967      $   --           $  --
                                            =========       ========       =========       =========      =========        ========

  Cumulative Gap at
    March 31, 1994                          $ (70,411)      $(88,415)      $ 172,907       $ 130,512      $   --           $  --
                                            =========       ========       =========       =========      =========        ========

  Cumulative Gap at
    December 31, 1994                       $  38,812       $ 10,115       $ (87,710)      $ 179,179      $   --           $  --
                                            =========       ========       =========       =========      =========        ========

                       STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios


                                                                    The Company                       The Bank
                                                             ------------------------          -------------------------
                                                             3/31/95         12/31/94          3/31/95         12/31/94
                                                             --------        --------          --------        ---------
                                                                                  ($ in thousands)
COMPONENTS
   Stockholders' equity                                      $ 55,369        $ 53,719          $ 47,016        $ 45,700
   Add/(Subtract):
      Minority interest                                             8               8             --              --
      Goodwill                                                (21,158)        (21,158)            --              --
      Net unrealized depreciation on
         securities available for sale,
          net of tax effect (1)                                   367           1,141               368           1,142
                                                             --------        --------          --------        --------

      Tier 1 Capital                                           34,586          33,710            47,384          46,842
                                                             --------        --------          --------        --------

   Allowance for possible loan losses
      (limited to 1.25% of total risk-
         weighted assets)                                       4,312           4,136             3,502           3,435
   Subordinated debt (limited to 50%
      of Tier 1 Capital)                                       16,579          16,690             --              --
                                                             --------        ---------         ---------       ---------

      Tier 2 Capital                                           20,891          20,826             3,502           3,435
                                                             --------        --------          --------        --------

      Total Risk-based Capital                               $ 55,477        $ 54,536          $ 50,886        $ 50,277
                                                             ========        ========          ========        ========


RATIOS
   Tier 1 Capital                                                9.67%           8.73%            14.58%          13.09%
                                                             ========        ========          ========        ========
   Total Capital                                                15.51%          14.12%            15.66%          14.05%
                                                             ========        ========          ========        ========
   Leverage                                                      5.26%           5.12%             7.54%           7.42%
                                                             ========        ========          ========        ========

Memoranda
   Tier 1 Capital minimum requirement                        $ 14,312        $ 15,450          $ 13,000        $ 14,318
                                                             ========        ========          ========        ========
   Total Capital minimum requirement                         $ 28,624        $ 30,900          $ 26,000        $ 28,636
                                                             ========        ========          ========        ========
   Risk-weighted assets, net of goodwill                     $357,796        $386,241          $325,006        $357,946
                                                             ========        ========          ========        ========
   Quarterly average assets, net of goodwill                 $657,864        $658,976          $628,528        $630,932
                                                             ========        ========          ========        ========

- ---------------
(1) As directed by regulatory agencies this amount must be excluded from the computation of Tier 1 capital.

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

                                        STERLING BANCORP
                                        .............................
                                        (Registrant)


                                        /s/ Louis J. Cappelli
Date                                    -----------------------------
     -------------------------          Louis J. Cappelli
                                        Chairman and
                                        Chief Executive Officer



                                        /s/ John H. Tietjen
Date                                    -----------------------------
    --------------------------          John W. Tietjen
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer

                       STERLING BANCORP AND SUBSIDIARIES


                                 Exhibit Index





                                                             Incorporated                              Sequential
Exhibit                                                        Herein By                 Filed            Page
 Number                         Description                  Reference To               Herewith           No.
- -------                         -----------                  ------------               --------           ---
 11                             Computation of                                             X                19
                                Per Share Earnings



 27                             Financial Data                                             X                20
                                Schedule