Form 10-Q
period 1995-06-30
STERLING BANCORP
filed 1995-08-14
CIK 93451

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  June 30, 1995
For Quarter Ended...............................................................

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No     .
                                              ---     ---

        As of June 30, 1995 there were outstanding 6,346,511 shares of common stock, $1.00 par value, the registrant's only class of common shares outstanding.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                                                           Page
                                                                                                       ----
        Item 1.  Financial Statements

          Consolidated Financial Statements                                                              3
          Notes to Consolidated Financial Statements                                                     7

        Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

             Business                                                                                    8
             Financial Condition                                                                         8
             Asset/Liability Management                                                                 10
             Securities                                                                                 12
             Credit Risk                                                                                12
             Results of Operations                                                                      13
             Average Balance Sheets                                                                     17
             Rate/Volume Analysis                                                                       19
             Interest Rate Sensitivity                                                                  21
             Risk-Based Capital Components and Ratios                                                   22


PART II OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security-Holders                                    23
        Item 6.  Exhibits and Reports on Form 8-K                                                       24

SIGNATURES                                                                                              24

EXHIBIT INDEX                                                                                           25

        Exhibit 11 Computation of Per Share Earnings                                                    26
        Exhibit 27 Financial Data Schedule                                                              27

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                      June 30,             December 31,
ASSETS                                                                                  1995                   1994
                                                                                    ------------           ------------
Cash and due from banks                                                             $ 36,350,426           $ 39,224,764
Interest-bearing deposits with other banks                                             3,000,000              2,970,000
Federal funds sold                                                                    25,000,000              8,000,000
Securities
   Available for sale                                                                 67,967,817             67,335,889
   Held to maturity (market value
     $232,852,294 and $227,248,000, respectively)                                    237,274,735            244,445,988
                                                                                    ------------           ------------
       Total securities                                                              305,242,552            311,781,877
                                                                                    ------------           ------------

Loans, net of unearned discounts                                                     324,907,400            312,769,179
Less allowance for possible loan losses                                                4,626,713              4,135,810
                                                                                    ------------           ------------
       Loans, net                                                                    320,280,687            308,633,369
                                                                                    ------------           ------------
Customers' liability under acceptances                                                   519,163                624,083
Excess cost over equity in net assets of the
   banking subsidiary                                                                 21,158,440             21,158,440
Premises and equipment, net                                                            3,159,441              3,423,320
Other assets                                                                          10,006,610             10,819,866
                                                                                    ------------           ------------
                                                                                    $724,717,319           $706,635,719
                                                                                    ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                                     $164,700,176           $174,897,143
   Interest-bearing deposits                                                         317,707,822            342,405,372
                                                                                    ------------           ------------
       Total deposits                                                                482,407,998            517,302,515
Securities sold under repurchase agreements                                           71,063,346             44,050,836
Commercial paper                                                                      26,627,500             14,672,800
Other short-term borrowings                                                           11,192,975              7,104,224
Acceptances outstanding                                                                  519,163                624,083
Other liabilities                                                                     27,606,107             20,137,453
                                                                                    ------------           ------------
                                                                                     619,417,089            603,891,911
                                                                                    ------------           ------------
Long-term convertible subordinated debentures                                         26,159,000             26,446,000
Other long-term debt                                                                  22,250,000             22,500,000
                                                                                    ------------           ------------
       Total long-term debt                                                           48,409,000             48,946,000
                                                                                    ------------           ------------
       Total liabilities                                                             667,826,089            652,837,911
                                                                                    ------------           ------------
Commitments and contingent liabilities

Convertible preferred stock, Series D
   - market value guarantee feature                                                      875,000                875,000
Less unearned compensation - unallocated shares                                          796,506                796,506

Shareholders' equity
   Preferred shares, $5 par value. Authorized 644,389 shares
     Series B                                                                             25,760                 25,760
     Series D                                                                          1,625,000              1,625,000
   Common shares, $1 par value. Authorized 20,000,000 shares;
     issued 6,496,854 and 6,496,605 shares, respectively                               6,496,854              6,496,605
   Capital surplus                                                                    28,091,878             28,089,137
   Retained earnings                                                                  23,383,574             21,592,244
   Net unrealized appreciation (depreciation) on securities
     available for sale, net of tax                                                      158,133             (1,140,969)
                                                                                    ------------           ------------
                                                                                      59,781,199             56,687,777
   Less
     Common shares in treasury at cost, 150,343 shares                                 1,489,239              1,489,239
     Unearned compensation                                                             1,479,224              1,479,224
                                                                                    ------------           ------------
       Total shareholders' equity                                                     56,812,736             53,719,314
                                                                                    ------------           ------------
                                                                                    $724,717,319           $706,635,719
                                                                                    ============           ============

  See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,

                                                       1995            1994            1995            1994
                                                   ------------    ------------    ------------    ------------
INTEREST INCOME
   Interest and fees on loans                      $  8,181,740    $  5,636,674    $ 15,546,916    $ 10,579,696
   Interest and dividends on securities
     Available for sale                               1,234,431       1,136,370       2,397,665       2,123,749
      Held to maturity                                3,854,381       3,834,873       7,776,791       7,010,570
   Interest on Federal funds sold                        83,992          64,661         203,149          92,135
   Interest on deposits with other banks                 49,199          28,457          90,917          53,301
                                                   ------------    ------------    ------------    ------------
            Total interest income                    13,403,743      10,701,035      26,015,438      19,859,451
                                                   ------------    ------------    ------------    ------------

INTEREST EXPENSE
   Interest on deposits                               2,928,644       1,959,711       5,732,986       3,473,308
   Interest on Federal funds purchased
      and securities sold under
       repurchase agreements                            736,306         493,600       1,385,130         868,243
   Interest on commercial paper                         282,505         125,176         501,779         227,056
   Interest on other short-term borrowings               64,629         224,838         140,334         373,249
   Interest on long-term debt                           895,481         792,801       1,779,818       1,540,241
                                                   ------------    ------------    ------------    ------------
            Total interest expense                    4,907,565       3,596,126       9,540,047       6,482,097
                                                   ------------    ------------    ------------    ------------
Net interest income                                   8,496,178       7,104,909      16,475,391      13,377,354
Provision for possible loan losses                      345,000         200,000         660,000         390,000
                                                   ------------    ------------    ------------    ------------
Net interest income after provision
 for possible loan losses                             8,151,178       6,904,909      15,815,391      12,987,354
                                                   ------------    ------------    ------------    ------------
NONINTEREST INCOME
   Service charges on deposit accounts                  438,076         320,978         864,470         624,295
   Factoring and letters of credit
     commissions                                        499,452         449,026       1,012,971         854,079
   Trust fees                                           118,246         116,235         286,435         260,615
   Gain on sale of securities                             4,801              --           4,801          42,361
   Other                                                216,723         143,430         395,071         245,705
                                                   ------------    ------------    ------------    ------------
            Total noninterest income                  1,277,298       1,029,669       2,563,748       2,027,055
                                                   ------------    ------------    ------------    ------------


NONINTEREST EXPENSES
   Salaries and employee benefits                     3,581,146       2,899,527       6,958,477       5,751,549
   Occupancy                                            718,560         638,082       1,441,952       1,240,656
   Equipment                                            339,214         354,830         702,380         676,506
   Legal and other professional fees                    525,983         330,132         869,445         583,278
   Federal deposit insurance premium                    273,733         243,228         547,467         486,456
   Marketing                                            268,001         151,380         515,464         301,554
   Other                                              1,043,573       1,018,220       1,987,158       1,924,103
                                                   ------------    ------------    ------------    ------------
            Total noninterest expenses                6,750,210       5,635,399      13,022,343      10,964,102
                                                   ------------    ------------    ------------    ------------
Income before income taxes                            2,678,266       2,299,179       5,356,796       4,050,307
Provision for income taxes                            1,381,702       1,336,775       2,803,158       2,177,436
                                                   ------------    ------------    ------------    ------------
Net income                                         $  1,296,564    $    962,404    $  2,553,638    $  1,872,871
                                                   ============    ============    ============    ============

Average number of common shares outstanding           6,375,022       6,360,249       6,372,308       6,359,721
                                                   ============    ============    ============    ============
Per average common share
   Net income                                      $       0.20    $       0.15    $       0.40    $       0.29
                                                   ============    ============    ============    ============
Average number of common shares outstanding
   assuming full dilution                             8,954,674       8,775,778       8,951,937       8,777,025
                                                   ============    ============    ============    ============
Per average common share assuming
   full dilution

   Net income                                      $       0.18    $       0.13    $       0.36    $       0.26
                                                   ============    ============    ============    ============
Dividends paid per common share                    $       0.06    $       0.05    $       0.12    $       0.10
                                                   ============    ============    ============    ============

See Notes to Consolidated Financial Statements

                                  STERLING BANCORP AND SUBSIDIARIES
                     Consolidated Statement of Changes in Shareholders' Equity


                                                                            Six Months Ended
                                                                       June 30,          June 30,
                                                                         1995              1994
                                                                     -------------     -------------
           Shareholders' equity at beginning of period               $  53,719,314     $  52,856,675
                                                                      ------------     -------------
           Net income                                                    2,553,638         1,872,871
           Dividends declared
              Common stock - $.06 and $.05 per share, respectively        (761,557)         (634,621)
              Preferred stock - at prescribed rates                           (751)              (64)
           Change in market value guarantee feature
              Convertible preferred stock, Series D                             --          (187,500)
              Unearned compensation - unallocated shares                        --           179,841
           Conversion of subordinated debentures
              into common stock                                              2,990                --
           Change in valuation account for securities
              available for sale, net of tax                             1,299,102        (1,114,089)
                                                                     -------------     -------------
           Net change in shareholders' equity                            3,093,422           116,438
                                                                     -------------     -------------
           Shareholders' equity at end of period                     $  56,812,736     $  52,973,113
                                                                     =============     =============


           See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                             Six Months Ended
                                                                                 June 30,
                                                                          1995             1994
                                                                      ------------     ------------
OPERATING ACTIVITIES
  Net income                                                          $  2,553,638     $  1,872,871
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                   660,000          390,000
      Depreciation and amortization of premises and equipment              484,246          247,497
      Deferred income tax provision (benefit)                               35,017         (262,208)
      Gain on sale of securities                                            (4,801)         (42,361)
      Amortization of premiums on securities                               707,270        1,856,925
      Accretion of discounts on securities                                 (51,414)         (51,286)
      Decrease (increase) in accrued interest receivable                   577,616         (213,186)
      Increase in other liabilities                                      7,468 654        6,820,216
      Other, net                                                          (902,002)        (344,708)
                                                                      ------------     ------------
        Net cash provided by operating activities                       11,528,224       10,273,760
                                                                      ------------     ------------
INVESTING ACTIVITIES
  Purchase of premises and equipment                                      (220,367)        (870,889)
  Net increase in interest-bearing deposits
    with other banks                                                       (30,000)            --
  Net increase in Federal funds sold                                   (17,000,000)     (20,000,000)
  Net (increase) decrease in loans                                     (12,307,318)      16,971,509
  Proceeds from prepayments, redemptions or
    maturities of securities - held to maturity                         12,892,304       35,251,903
  Purchases of securities - held to maturity                            (6,122,212)     (87,105,897)
  Proceeds from sale of securities-available for sale                    8,977,432        9,955,694
  Proceeds from prepayments, redemptions or maturities
    of securities - available for sale                                   2,581,245       23,119,147
  Purchases of securities - available for sale                         (10,038,782)     (26,844,004)
                                                                      ------------     ------------
        Net cash used by investing activities                          (21,267,698)     (49,522,537)
                                                                      ------------     ------------
FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                        (10,196,967)     (18,375,962)
   Net (decrease) increase in interest-bearing deposits                (24,697,550)      32,803,129
   Net increase in securities sold under
     repurchase agreements                                              27,012,510       28,271,226
   Net increase (decrease) in commercial paper
     and other short-term borrowings                                    16,043,451       (2,443,367)
   Cash dividends paid                                                    (762,308)        (634,685)
   Maturities and prepayments on debentures                               (534,000)        (179,000)
                                                                      ------------     ------------
        Net cash provided by financing activities                        6,865,136       39,441,341
                                                                      ------------     ------------
Net (decrease) increase in cash and due from banks                      (2,874,338)         192,564
Cash and due from banks - beginning of period                           39,224,764       35,975,787
                                                                      ------------     ------------
Cash and due from banks - end of period                               $ 36,350,426     $ 36,168,351
                                                                      ============     ============
Supplemental disclosure of cash flow information:
   Interest paid                                                      $  8,077,886     $  5,947,012
   Income taxes paid                                                     2,832,156        1,619,551

Supplemental schedule of non-cash financing activities:
   Conversion of debentures                                           $      2,990     $       --

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

  1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1994 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

        As of June 30, 1995, these statements did not have a material effect on the Company's financial condition or results of operations.

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

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At June 30, 1995, the bank's year to date average earning assets (of which loans were 45% and securities were 54%) represented approximately 95% of the Company's year to date average earning assets. See pages 17 and 18 for the composition of the Company's average balance sheets for the three and six months ended June 30, 1995 and June 30, 1994.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At June 30, 1995, the parent company had on hand approximately $15,171,000 in cash.

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency (the Comptroller) to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. During 1994 and 1993, with the Comptroller's approval, the bank paid dividends aggregating $3,639,038 and $2,599,314; the bank's net income for 1994 and 1993 was $4,222,664 and $3,463,950. In 1995, the
bank declared and paid a dividend of approximately $1,738,878. In addition, from time to time dividends are paid to the parent company by the finance subsidiaries from their retained earnings without regulatory restrictions.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

At June 30, 1995, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $28,534,000. To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with $11,000,000 principal amount since
1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. The parent company's long-term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long-term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms.

At June 30, 1995, the parent company's short-term debt, consisting principally of commercial paper, was approximately $26,753,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $47,884,000 and back-up credit lines with banks of $15,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). At June 30, 1995, the risk-based capital ratios and the leverage ratio for the Company and the bank exceeded the most stringent requirements contemplated by these guidelines. Information regarding the Company's and the bank's risk-based capital, at June 30, 1995 and December 31, 1994, is presented on page 22.

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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ASSET LIABILITY MANAGEMENT

The Company's primary earnings source is its net interest income; therefore the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company's net interest income is affected by changes in market interest rates, and by the level and composition of interest earning assets and interest bearing liabilities. The Company's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.

The Company takes a coordinated approach to the management of its liquidity, capital and interest rate risk. This risk management process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee of the Board of Directors ("ALCO"). ALCO, which is comprised of members of senior management and the Board, meets to review among other things, economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and off-balance sheet financial instruments.

The Company's balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. The Company monitors the interest rate sensitivity of its on-and off-balance sheet positions by examining its near-term sensitivity and its longer term gap (as defined below) position. The Company utilizes several tools in its management of interest rate risk, primarily utilizing a sophisticated income simulations model and complementing this with a traditional gap analysis.

The income simulation model measures the Company's net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposits costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.

The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on it's liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. The Company can also utilize this technique to stress test its portfolio to determine the impact of various interest rate scenarios on the Company's net interest income.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The traditional gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest-rate sensitive assets exceed interest-rate sensitive liabilities generally will result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on an institution's net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer term structure of the balance sheet.

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors and the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. At June 30, 1995, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

At June 30, 1995, the Company's off-balance sheet financial instruments consisted two interest rate floor contracts having a notional amount totaling $75 million; one contract with a notional amount of $50 million has a final maturity of February 27, 2000 and the other contract with a notional amount of $25 million has a final maturity of March 17, 1998. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes.

Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest rate (3 month LIBOR) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes these financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment.

The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. The Company paid up front premiums of $715,000 for the interest rate floor contracts that it entered into in 1995. These premiums are amortized monthly against interest income from the designated assets. At June 30, 1995, the unamortized premiums on these contracts totaled $664,500 and are included in other assets. There were no payments receivable under these contracts at June 30, 1995.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SECURITIES

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency mortgage backed securities along with other debt and equity securities. At June 30, 1995, the Company's portfolio of securities totalled $305,243,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities having an average life of approximately 3 1/2 years amounted to $296,562,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $796,000 and $5,218,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $765,000 and gross unrealized losses of $472,000. Given the relatively short - term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.

CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at June 30, 1995 were as follows:


                                          Company       Bank
                                          -------       ----
                                            (in thousands)
Domestic
  Commercial and industrial               $270,219    $230,940
  Real estate - mortgage                    45,576      45,427
  Real estate - construction                 1,061       1,061
  Installment - individuals                 13,509      13,509
Foreign
  Government and official institutions         789         789
                                          --------    --------
  Loans, gross                             331,154     291,726
  Less unearned discounts                    6,247       5,955
                                          --------    --------
Loans, net of unearned discounts          $324,907    $285,771
                                          ========    ========


The Company's commercial and industrial loan portfolio represents approximately 82% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 14% of gross loans, is secured by mortgages on real property located principally in the City of New York and the State of Virginia. The collateral securing any loan may vary in value based on the success of the business and economic conditions.

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

The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 1995, the ratio of the allowance to loans, net of unearned discounts, was 1.4%. At June 30, 1995, the Company's allowance, was $4,627,000 and its non-accrual loans amounted to $520,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 1995. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $531,000 at June 30, 1995.

RESULTS OF OPERATIONS

Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of interest earning assets and interest bearing liabilities. An analysis of the Company's interest rate sensitivity is presented on page 21. The increases (decreases) for the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on pages 19 and 20. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 17 and 18.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

Net interest income for the second quarter of 1995 increased $1,393,000 to $8,498,000 from $7,105,000 for the comparable period in 1994. Total interest income aggregated $13,404,000 up $2,703,000 for the three months ended June 30, 1995 as compared to $10,701,000 for the same period of 1994. The yield on interest earning assets was 8.87% for the second quarter of 1995 compared with 7.23% for the comparable period in 1994. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of asset growth and higher market interest rates.

Interest earned on the loan portfolio amounted to $8,182,000 up $2,545,000 when compared to the like period a year ago. Average loan balances amounted to $294 million up $48 million from an average loan volume of $246 million the prior year three month period. The increase in the average loan volume, primarily in the Company's commercial and industrial loan portfolio, accounted for $1,161,000 or 46% of the increase in interest earned, with the balance attributable to higher rates.

Interest expense increased $1,310,000 to $4,906,000 for the three months ended June 30, 1995 from $3,596,000 for the comparable period in 1994. The cost of funds increased to 4.36% for the second quarter of 1995 up from 3.19% for the 1994 second quarter. Substantially the entire increase in interest expense was due to the higher rate environment.

Interest expense on savings and time deposits increased by $969,000 during the second quarter of 1995 to $2,928,000 from $1,959,000 for the comparable 1994 period primarily due to an increase in the cost of funds. The average rate paid on interest-bearing deposits rose to 3.61% in the 1995 second quarter compared to 2.62% in the comparable year ago period. In addition the average balances for other time deposits increased $27 million to $149,377,000 in the second quarter of 1995 compared with the 1994 same period primarily due to higher balances for certificate of deposit customers.

Interest expense associated with borrowed funds was $341,000 higher when comparing the three months ended June 30, 1995 to the same period in 1994. The impact of the higher interest rate environment increased interest expense associated with borrowed funds by $643,000. This increase was partially offset by a reduction in the cost of funds of $302,000 as a result of lower average borrowings.

Reference is made to "CREDIT RISK" above for information as to management's continuing evaluation of the loan portfolio and the allowance for possible loan losses appropriate thereto. Based on such evaluation, and principally as the result of the growth in the portfolio, $345,000 was provided for possible loan losses for the three months ended June 30, 1995.

Noninterest income increased $248,000 for the three months ended June 30, 1995 when compared with the same period in 1994 as a result of higher service charges on deposit accounts, increased fees from factoring services and higher income from other fee based services.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Noninterest expenses increased $1,115,000 for the three months ended June 30, 1995 versus the same period last year reflecting higher salary and employee benefit costs as well as higher general business costs and professional fees associated with business development.

As a result of the above factors, net income increased $334,000 for the three months ended June 30, 1995 when compared with the same period in 1994.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

Net interest income for the six months ended June 30, 1995 increased $3,098,000 to $16,475,000 from $13,377,000 for the comparable period in 1994. Total interest income aggregated $26,015,000 up $6,156,000 for the six months ended June 30, 1995 as compared to $19,859,000 for the same period of 1994. The yield on interest earning assets was 8.67% for the first half of 1995 compared with 6.96% for the comparable period in 1994. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of asset growth and higher market interest rates.

Interest earned on the loan portfolio for the year to date 1995 amounted to $15,547,000 up $4,967,000 when compared to the like period a year ago. Average loan balances amounted to $290 million up $45 million from an average loan volume of $245 million for the prior year six month period. The increase in the average loan volume, primarily in the Company's commercial and industrial loan portfolio accounted for $2,027,000 or 41% of the increase in interest earned, with the balance attributable to higher rates.

Interest expense increased $3,058,000 to $9,540,000 for the first half of 1995 from $6,482,000 for the comparable period in 1994. The cost of funds increased to 4.26% for the first half of 1995 up from 3.00% for the same period in 1994. The predominant portion of the increase in interest expense was due to the higher rate environment.

Interest expense on savings and time deposits increased by $2,259,000 during the year to date 1995 to $5,733,000 from $3,474,000 for the comparable 1994 period primarily due to an increase in the cost of funds. The cost of interest-bearing deposits rose to 3.52% in the 1995 year to date period compared to 2.41% in the comparable year ago period. In addition, the average balances for other time deposits increased $44 million to $151,210,000 in the first six months of 1995 compared with the 1994 first six months primarily due to higher balances for certificate of deposit customers.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Interest expense associated with borrowed funds was $3,807,000 up $799,000 for the six months ended June 30, 1995 when compared to the same period in 1994. The impact of the higher interest rate environment increased interest expense associated with borrowed funds by $1,299,000. This increase was partially offset by a reduction in the cost of funds of $500,000 as a result of lower average borrowings.

Reference is made to "CREDIT RISK" above for information as to management's continuing evaluation of the loan portfolio and the allowance for possible loan losses appropriate thereto. Based on such evaluation, and principally as the result of the growth in the portfolio, $660,000 was provided for possible loan losses for the six months ended June 30, 1995.

Noninterest income increased $537,000 for the six months ended June 30, 1995 when compared with the same period in 1994 as a result of higher service charges on deposit accounts, increased fees from factoring services and higher income from other fee based services.

Noninterest expenses increased $2,058,000 for the six months ended June 30, 1995 versus the same period last year reflecting higher salary and employee benefit costs as well as higher general business costs and professional fees associated with business development.

The provision for income taxes increased $626,000 for the first six months of 1995 when compared with the same period last year principally based on the level of pretax profitability.

As a result of the above factors, net income increased $681,000 for the six months ended June 30, 1995 when compared with the same period in 1994.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Three Months Ended June 30,


                                                             1995                                        1994
                                            --------------------------------------      ---------------------------------------
                                            Average                        Average       Average                       Average
ASSETS                                      Balance        Interest         Rate         Balance       Interest         Rate
                                            --------       --------       --------      ---------      --------        --------
Interest-bearing deposits
   with other banks                         $  2,989       $     49          6.60%      $  2,970       $     28          3.84%
Securities
   Available for sale [2]                     73,020          1,234          6.78         84,958          1,136          5.36
   Held to maturity                          235,312          3,855          6.55        252,889          3,835          6.08
Federal funds sold                             6,176             84          6.03          6,319             65          4.15
Loans, net of unearned
   discounts [3]                             294,121          8,182         11.43        246,248          5,637          9.26
                                            --------        -------                     --------       --------
         TOTAL EARNING ASSETS                611,618         13,404          8.87        593,384         10,701          7.23
                                                            -------         -----                      --------          ----
Cash and due from banks                       37,069                                      40,948
Allowance for possible
   loan losses                                (4,443)                                     (3,657)
Goodwill                                      21,158                                      21,158
Other assets                                  13,897                                      13,830
                                            --------                                    --------
         TOTAL ASSETS                       $679,299                                    $665,663
                                            ========                                    ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $175,679          1,073          2.45       $177,727            771          1.74
   Other time                                149,377          1,855          4.98        122,667          1,188          3.89
                                            --------        -------                     --------       --------
      Total interest-bearing
           deposits                          325,056          2,928          3.61        300,394          1,959          2.62
                                            --------        -------                     --------       --------
Borrowings
   Securities sold under
      agreements to repurchase                50,689            736          5.75         60,568            494          3.27
   Commercial paper                           20,965            283          5.40         15,158            125          3.31
   Other short-term debt                       5,353             64          4.84         24,027            225          3.76
   Long-term debt                             48,411            895          7.42         52,246            793          6.09
                                            --------        -------                     --------       --------
         Total borrowings                    125,418          1,978          6.30        151,999          1,637          4.32
                                            --------        -------                     --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       450,474          4,906          4.36        452,393          3,596          3.19
                                                            -------         -----                      --------          ----
Noninterest-bearing deposits                 146,943                                     145,740
Other liabilities                             26,223                                      14,493
                                            --------                                    --------
       Total liabilities                     623,640                                     612,626

Shareholders' equity                          55,659                                      53,037
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $679,299                                    $665,663
                                            ========                                    ========
Net interest income/spread                                 $  8,498          4.51%                     $  7,105         4.04%
                                                           ========          ====                      ========         ====
Net yield on earning assets
   (margin)                                                                  5.60%                                      4.77%
                                                                             ====                                       ====


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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                            Six Months Ended June 30,


                                                            1995                                         1994
                                            --------------------------------------      --------------------------------------
                                            Average                        Average      Average                        Average
ASSETS                                      Balance        Interest          Rate       Balance        Interest          Rate
                                            --------       --------        -------      --------       --------        -------
Interest-bearing deposits
   with other banks                         $  2,980       $     91          5.95%      $  2,956       $     53          3.64%
Securities
   Available for sale [2]                     72,180          2,396          6.69         84,274          2,124          5.06
   Held to maturity                          238,285          7,778          6.53        235,157          7,010          5.96
Federal funds sold                             7,011            203          6.05          4,834             92          3.84
Loans, net of unearned
   discounts [3]                             290,403         15,547         11.09        244,914         10,580          8.72
                                            --------       --------                     --------       --------
         TOTAL EARNING ASSETS                610,859         26,015          8.67        572,135         19,859          6.96
                                                           --------         -----                      --------          ----
Cash and due from banks                       38,373                                      41,438
Allowance for possible
   loan losses                                (4,334)                                     (3,584)
Goodwill                                      21,158                                      21,158
Other assets                                  13,182                                      13,624
                                            --------                                    --------
         TOTAL ASSETS                       $679,238                                    $644,771
                                            ========                                    ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $177,445          2 071          2.35       $183,057          1,674          1.84
   Other time                                151,210          3,662          4.88        107,370          1,800          3.38
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          328,655          5,733          3.52        290,427          3,474          2.41
                                            --------       --------                     --------       --------
Borrowings
   Securities sold under
      agreements to repurchase                49,514          1,385          5.61         57,176            868          3.06
   Commercial paper                           18,984            502          5.33         14,552            227          3.15
   Other short-term debt                       5,835            140          4.85         20,757            373          3.63
   Long-term debt                             48,682          1,780          7.37         52,255          1,540          5.94
                                            --------       --------                     --------       --------
         Total borrowings                    123,015          3,807          6.23        144,740          3,008          4.19
                                            --------       --------                     --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       451,670          9,540          4.26        435,167          6,482          3.00
                                                           --------         -----                      --------          ----
Noninterest-bearing deposits                 148,689                                     144,085
Other liabilities                             23,855                                      12,497
                                            --------                                    --------
       Total liabilities                     624,214                                     591,749

Shareholders' equity                          55,024                                      53,022
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $679,238                                    $644,771
                                            ========                                    ========
Net interest income/spread                                 $ 16,475          4.41%                     $ 13,377         3.96%
                                                           ========         =====                      ========
Net yield on earning assets
   (margin)                                                                  5.47%                                      4.73%
                                                                            =====                                       ====

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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                           Three Months Ended June 30,
                                  (000 omitted)


                                                                                  Increase/(Decrease)
                                                                                   Three Months Ended
                                                                                 June 30, 1995 and 1994
                                                                          ------------------------------------
                                                                          Volume         Rate          Total[1]
                                                                          -------       -------        -------
INTEREST INCOME
Interest-bearing deposits with other banks                                $     0       $    21       $     21
                                                                          -------       -------        -------
Securities
   Available for sale [2]                                                    (178)          276             98
   Held to maturity                                                          (270)          290             20
                                                                          -------       -------        -------
      Total                                                                  (448)          566            118
                                                                          -------       -------        -------
Federal funds sold                                                             (6)           25             19
                                                                          -------       -------        -------
Loans, net of unearned discounts [3]                                        1,161         1,384          2,545
                                                                          -------       -------        -------
   TOTAL INTEREST INCOME                                                  $   707       $ 1,996        $ 2,703
                                                                          =======       =======        =======
INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                                $    (9)      $   311        $   302
   Other time                                                                 286           381            667
                                                                          -------       -------        -------
         Total                                                                277           692            969
                                                                          -------       -------        -------
Borrowings
   Securities sold under agreements to repurchase                            (104)          346            242
   Commercial paper                                                            64            94            158
   Other short-term debt                                                     (199)           38           (161)
   Long-term debt                                                             (63)          165            102
                                                                          -------       -------        -------
      Total                                                                  (302)          643            341
                                                                          -------       -------        -------
TOTAL INTEREST EXPENSE                                                    $   (25)      $ 1,335        $ 1,310
                                                                          =======       =======        =======
NET INTEREST INCOME                                                       $   732       $   661        $ 1,393
                                                                          =======       =======        =======

[1] The rate/volume variance is allocated equally between changes in volume and rate.
[2]   Includes Federal Reserve Bank and other stock investments.
[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                            Six Months Ended June 30,
                                  (000 omitted)


                                                                                  Increase/(Decrease)
                                                                                   Six Months Ended
                                                                                 June 30, 1995 and 1994
                                                                          ------------------------------------
                                                                          Volume         Rate          Total[1]
                                                                          -------       -------       --------
INTEREST INCOME
Interest-bearing deposits with other banks                                $     2       $    36       $     38
                                                                          -------       -------       --------
Securities
   Available for sale [2]                                                    (355)          627            272
   Held to maturity                                                            97           671            768
                                                                          -------       -------        -------
      Total                                                                  (258)        1,298          1,040
                                                                          -------       -------        -------
Federal funds sold                                                             50            61            111
                                                                          -------       -------        -------
Loans, net of unearned discounts [3]                                        2,027         2,940          4,967
                                                                          -------       -------        -------
   TOTAL INTEREST INCOME                                                  $ 1,821       $ 4,335        $ 6,156
                                                                          =======       =======        =======
INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                                $   (60)      $   457        $   397
   Other time                                                                 879           983          1,862
                                                                          -------       -------        -------
         Total                                                                819         1,440          2,259
                                                                          -------       -------        -------
Borrowings
   Securities sold under agreements to repurchase                            (161)          678            517
   Commercial paper                                                            93           182            275
   Other short-term debt                                                     (314)           81           (233)
   Long-term debt                                                            (118)          358            240
                                                                          -------       -------        -------
      Total                                                                  (500)        1,299            799
                                                                          -------       -------        -------
TOTAL INTEREST EXPENSE                                                    $   319       $ 2,739        $ 3,058
                                                                          =======       =======        =======
NET INTEREST INCOME                                                       $ 1,502       $ 1,596        $ 3,098
                                                                          =======       =======        =======


[1] The rate/volume variance is allocated equally between changes in volume and rate.
[2]   Includes Federal Reserve Bank and other stock investments.
[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES
                            Interest Rate Sensitivity

To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are placed in a time of the earliest repricing period. Based on the interest rate sensitivity analysis shown below, the Company's net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates. Amounts are presented in thousands.



                                                                                 Repricing Date
                                    ------------------------------------------------------------------------------------------
                                                    More than                                           Non
                                    3 months        3 months         1 year to         Over            Rate
                                     or less        to 1 year         5 years         5 years        Sensitive         Total
                                    ---------       ---------        ---------       ---------       ---------       ---------
ASSETS
Interest-bearing deposits
 with other banks                   $   1,900       $  1,100         $  --           $  --           $  --           $   3,000
Securities                              4,030         34,104            51,043         211,980           4,086         305,243
Federal funds sold                     25,000         --                --              --              --              25,000
Loans, net of unearned
    discounts                         266,384          4,918            35,862          23,990          (6,247)        324,907
Noninterest-earnings assets
    and allowance for possible
    loan losses                        --             --                --              --              66,567          66,567
                                    ---------       ---------        ---------       ---------       ---------       ---------
      Total Assets                    297,314          40,122           86,905         235,970          64,406         724,717
                                    ---------       ---------        ---------       ---------       ---------       ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing deposits             145,815          47,540          124,353          --              --             317,708
Securities sold under
  repurchase agreements                62,541           8,522           --              --              --              71,063
Commercial paper                       23,528           3,100           --              --              --              26,628
Other short-term borrowings             7,943           3,250           --              --              --              11,193
Long-term debt                         26,159          --               21,200           1,050          --              48,409
Noninterest-bearing
    liabilities and share-
    holders' equity                    --              --               --              --             249,716         249,716
                                     --------       ---------        ---------       ---------       ---------       ---------
    Total Liabilities and
      Shareholders' Equity          $ 265,986       $  62,412        $ 145,553       $   1,050       $ 249,716       $ 724,717
                                    =========       =========        =========       =========       =========       =========
Net Interest Rate
    Sensitivity Gap                 $  31,328       $ (22,290)       $ (58,648)      $ 234,920       $(185,310)      $  --
                                    =========       =========        =========       =========       =========       =========

Cumulative Gap at
    June 30, 1995                   $  31,328       $   9,038        $ (49,610)      $ 185,310       $  --           $  --
                                    =========       =========        =========       =========       =========       =========

Cumulative Gap at
   June 30, 1994                    $  (2,285)      $ (15,243)       $(121,158)      $ 155,327       $  --           $  --
                                    =========       =========        =========       =========       =========       =========

Cumulative Gap at
   December 31, 1994                $  38,812       $  10,115        $ (87,710)      $ 179,179       $  --           $  --
                                    =========       =========        =========       =========       =========       =========

                        STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios


                                                                      The Company                          The Bank
                                                                  ------------------------------------------------------------
                                                                   6/30/95        12/31/94            6/30/95         12/31/94
                                                                  --------        --------           --------         --------
                                                                                          ($ in thousands)
COMPONENTS
  Stockholders' equity                                            $ 56,813        $ 53,719           $ 47,703         $ 45,700
  Add/(Subtract):
     Minority interest                                                   8               8             --               --
     Goodwill                                                      (21,158)        (21,158)            --               --
     Net unrealized (appreciation)depreciation
        on securities available for sale,
         net of tax effect (1)                                        (158)          1,141               (157)           1,142
                                                                  --------        --------           --------         --------

     Tier 1 Capital                                                 35,505          33,710             47,546           46,842
                                                                  --------        --------           --------         --------

  Allowance for possible loan losses
     (limited to 1.25% of total risk-
       weighted assets)                                              4,576           4,136              3,768            3,435
  Subordinated debt (limited to 50%
     of Tier 1 Capital)                                             16,578          16,690             --               --
                                                                  --------        ---------          --------         --------
     Tier 2 Capital                                                 21,154          20,826              3,768            3,435
                                                                  --------        --------           --------         --------
     Total Risk-based Capital                                     $ 56,659        $ 54,536           $ 51,314         $ 50,277
                                                                  ========        ========           ========         ========
RATIOS
  Tier 1 Capital                                                      9.70%           8.73%             13.89%           13.09%
                                                                  ========        ========           ========         ========
  Total Capital                                                      15.48%          14.12%             14.99%           14.05%
                                                                  ========        ========           ========         ========
  Leverage                                                            5.39%           5.12%              7.65%            7.42%
                                                                  ========        ========           ========         ========

Memoranda

  Tier 1 Capital minimum requirement                              $ 14,645        $ 15,450           $ 13,696         $ 14,318
                                                                  ========        ========           ========         ========
  Total Capital minimum requirement                               $ 29,290        $ 30,900           $ 27,391         $ 28,636
                                                                  ========        ========           ========         ========
  Risk-weighted assets, net of goodwill                           $366,126        $386,241           $342,390         $357,946
                                                                  ========        ========           ========         ========
  Quarterly average assets, net of goodwill                       $658,141        $658,976           $621,553         $630,932
                                                                  ========        ========           ========         ========


(1) As directed by regulatory agencies this amount must be excluded from the computation of Tier 1 capital.

                        STERLING BANCORP AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security-Holders

     (a) The Annual Meeting of Shareholders of the Company was held on April 20, 1995.

     (b) The following matters were submitted to a vote of the Shareholders of the Company:

         (1) Election of Directors *


           Nominee                        Total Votes For                Total Votes Withheld
           -------                        ---------------                --------------------
         Joseph M. Adamko                   5,389,767                    140,989
         Lillian Berkman                    5,417,616                    113,140
         Louis J. Cappelli                  5,397,074                    133,682
         Walter Feldesman                   5,414,766                    115,990
         Allan F. Hershfield                5,409,867                    120,889
         Henry J. Humphreys                 5,408,202                    122,554
         John C. Millman                    5,397,267                    133,489
         Maxwell M. Rabb                    5,405,491                    125,265
         Eugene T. Rossides                 5,417,567                    113,189
         William C. Warren                  5,414,594                    116,162

         * all nominees were incumbents at the time of the Annual Meeting of Shareholders and all nominees were re-elected.



         (2) Amendment of Stock Incentive Plan
         Total Votes For                    4,929,411
         Total Votes Against                  506,325
         Total Abstentions                     58,759
         Broker Nonvotes                       36,261


          (3)   Shareholder Proposal on Policy Against Future Agreements with Officers and Directors
          Total Votes For                    1,248,980
          Total Votes Against                2,500,068
          Total Abstentions                     64,467
          Total Broker Nonvotes              1,717,241

                       STERLING BANCORP AND SUBSIDIARIES

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

                                                STERLING BANCORP
                                                .............................
                                                    (Registrant)


Date       8/14/95                      /s/     Louis J. Cappelli
    ----------------------                      --------------------------------
                                                Louis J. Cappelli
                                                Chairman and
                                                Chief Executive Officer


Date       8/14/95                      /s/     John W. Tietjen
    ----------------------                      --------------------------------
                                                John W. Tietjen
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  Exhibit Index


                                                                   Incorporated                      Sequential
     Exhibit                                                         Herein By         Filed             Page
      Number                          Description                  Reference To       Herewith            No.
      ------                          -----------                  ------------       --------            ---

        11                            Computation of                                      X                26
                                      Per Share Earnings



        27                            Financial Data                                      X                27
                                      Schedule