Form 10-Q
period 1995-09-30
STERLING BANCORP
filed 1995-11-14
CIK 93451

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended              September 30, 1995
                 ---------------------------------------------------------------


Commission file number              1-5273-1
                      ----------------------------------------------------------

                                Sterling Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                             13-2565216
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


540 Madison Avenue, New York, N.Y.                              10022-3299
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                  212-826-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
              changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x  .  No     .
    -----     -----

        As of September 30, 1995 there were outstanding 6,346,511 shares of common stock, $1.00 par value, the registrant's only class of common shares outstanding.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                                  Page
        Item 1. Financial Statements

                Consolidated Financial Statements                              3
                Notes to Consolidated Financial Statements                     7

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                Business                                                       8
                Financial Condition                                            8
                Asset/Liability Management                                    10
                Securities                                                    12
                Credit Risk                                                   12
                Results of Operations                                         13
                Average Balance Sheets                                        17
                Rate/Volume Analysis                                          19
                Interest Rate Sensitivity                                     21
                Risk-Based Capital Components and Ratios                      22


PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                             23


SIGNATURES                                                                    23

EXHIBIT INDEX                                                                 24

        Exhibit 11 Computation of Per Share Earnings                          25
        Exhibit 27 Financial Data Schedule                                    26

                        STERLING BANCORP AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                             September 30,          December 31,
ASSETS                                                                                           1995                   1994
                                                                                             ------------           ------------
Cash and due from banks                                                                      $ 35,846,308           $ 39,224,764
Interest-bearing deposits with other banks                                                      3,000,000              2,970,000
Federal funds sold                                                                              5,000,000              8,000,000
Securities
   Available for sale                                                                          67,180,190             67,335,889
   Held to maturity (market value
     $227,385,063 and $227,248,000, respectively)                                             231,319,017            244,445,988
                                                                                             ------------           ------------
            Total securities                                                                  298,499,207            311,781,877
                                                                                             ------------           ------------

Loans, net of unearned discounts                                                              364,712,709            312,769,179
Less allowance for possible loan losses                                                         5,233,478              4,135,810
                                                                                             ------------           ------------
            Loans, net                                                                        359,479,231            308,633,369
                                                                                             ------------           ------------
Customers' liability under acceptances                                                          2,367,265                624,083
Excess cost over equity in net assets of the
   banking subsidiary                                                                          21,158,440             21,158,440
Premises and equipment, net                                                                     3,068,279              3,423,320
Other assets                                                                                   11,483,392             10,819,866
                                                                                             ------------           ------------
                                                                                             $739,902,122           $706,635,719
                                                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                                              $166,122,261           $174,897,143
   Interest-bearing deposits                                                                  325,031,636            342,405,372
                                                                                             ------------           ------------
            Total deposits                                                                    491,153,897            517,302,515
Securities sold under repurchase agreements                                                    51,574,877             44,050,836
Commercial paper                                                                               25,296,400             14,672,800
Other short-term borrowings                                                                    27,724,686              7,104,224
Acceptances outstanding                                                                         2,367,265                624,083
Other liabilities                                                                              40,200,059             20,137,453
                                                                                             ------------           ------------
                                                                                              638,317,184            603,891,911
                                                                                             ------------           ------------

Long-term convertible subordinated debentures                                                  21,346,000             26,446,000
Other long-term debt                                                                           22,250,000             22,500,000
                                                                                             ------------           ------------
            Total long-term debt                                                               43,596,000             48,946,000
                                                                                             ------------           ------------
            Total liabilities                                                                 681,913,184            652,837,911
                                                                                             ------------           ------------

Commitments and contingent liabilities

Convertible preferred stock, Series D
   - market value guarantee feature                                                               875,000                875,000
Less unearned compensation - unallocated shares                                                   796,506                796,506

Shareholders' equity
   Preferred shares, $5 par value. Authorized 644,389 shares
     Series B                                                                                      25,760                 25,760
     Series D                                                                                   1,625,000              1,625,000
   Common shares, $1 par value. Authorized 20,000,000 shares;
      issued 6,496,854 and 6,496,605 shares, respectively                                       6,496,854              6,496,605
   Capital surplus                                                                             28,091,878             28,089,137
   Retained earnings                                                                           24,494,809             21,592,244
   Net unrealized appreciation (depreciation) on securities
      available for sale, net of tax                                                              144,606             (1,140,969)
                                                                                             ------------           ------------
                                                                                               60,878,907             56,687,777
   Less
      Common shares in treasury at cost, 150,343 shares                                         1,489,239              1,489,239
      Unearned compensation                                                                     1,479,224              1,479,224
                                                                                             ------------           ------------
            Total shareholders' equity                                                         57,910,444             53,719,314
                                                                                             ------------           ------------
                                                                                             $739,902,122           $706,635,719
                                                                                             ============           ============

  See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                            Three Months Ended                         Nine Months Ended
                                                                September 30,                             September 30,
                                                          1995                 1994               1995                    1994
                                                      -----------          -----------         -----------            -----------
INTEREST INCOME
   Interest and fees on loans                         $ 8,409,633          $ 6,172,108         $23,827,997            $16,695,053
   Interest and dividends on securities
     Available for sale                                 1,135,015            1,217,665           3,532,680              3,341,414
      Held to maturity                                  3,864,344            3,859,253          11,641,135             10,869,823
   Interest on Federal funds sold                          97,708              102,405             300,857                194,540
   Interest on deposits with other banks                   46,404               32,541             137,321                 85,842
                                                      -----------          -----------         -----------            -----------
            Total interest income                      13,553,104           11,383,972          39,439,990             31,186,672
                                                      -----------          -----------         -----------            -----------

INTEREST EXPENSE
   Interest on deposits                                 2,841,289            2,355,381           8,574,275              5,828,689
   Interest on Federal funds purchased
      and securities sold under
       repurchase agreements                              744,376              609,629           2,129,506              1,477,872
   Interest on commercial paper                           353,753              137,416             855,532                364,472
   Interest on other short-term borrowings                 84,243              109,115             224,577                482,364
   Interest on long-term debt                             792,209              862,352           2,572,027              2,402,593
                                                      -----------          -----------         -----------            -----------
            Total interest expense                      4,815,870            4,073,893          14,355,917             10,555,990
                                                      -----------          -----------         -----------            -----------
Net interest income                                     8,737,234            7,310,079          25,084,073             20,630,682
Provision for possible loan losses                        574,000              310,000           1,234,000                700,000
                                                      -----------          -----------         -----------            -----------
Net interest income after provision
 for possible loan losses                               8,163,234            7,000,079          23,850,073             19,930,682
                                                      -----------          -----------         -----------            -----------

NONINTEREST INCOME
   Service charges on deposit accounts                    436,582              407,784           1,301,052              1,032,079
   Factoring and letters of credit
     commissions                                          780,875              448,776           1,922,398              1,359,606
   Trust fees                                             211,395              174,474             497,830                435,089
   Gain on sale of loans                                   19,539               --                  19,539                 --
   Gain on sale of securities                              --                   --                   4,801                 42,361
   Other                                                  201,498              146,742             596,569                392,447
                                                      -----------          -----------         -----------            -----------
            Total noninterest income                    1,649,889            1,177,776           4,342,189              3,261,582
                                                      -----------          -----------         -----------            -----------

NONINTEREST EXPENSES
   Salaries and employee benefits                       3,310,873            2,984,513          10,269,350              8,940,408
   Occupancy                                              835,877              637,262           2,277,829              1,877,918
   Equipment                                              551,833              302,913           1,254,213                979,419
   Legal and other professional fees                      550,743              190,271           1,420,188                645,066
   Federal deposit insurance premium                      (32,418)             247,728             515,049                734,184
   Marketing                                              293,000              165,133             808,464                466,687
   Other                                                1,170,426              827,416           3,157,584              2,675,656
                                                      -----------          -----------         -----------            -----------
            Total noninterest expenses                  6,680,334            5,355,236          19,702,677             16,319,338
                                                      -----------          -----------         -----------            -----------
Income before income taxes                              3,132,789            2,822,619           8,489,585              6,872,926
Provision for income taxes                              1,640,420            1,847,858           4,443,578              4,025,294
                                                      -----------          -----------         -----------            -----------


Net income                                            $ 1,492,369          $   974,761         $ 4,046,007            $ 2,847,632
                                                      ===========          ===========         ===========            ===========


Average number of common shares outstanding             6,390,444            6,363,345           6,378,428              6,360,886
                                                      ===========          ===========         ===========            ===========
Per average common share
   Net income                                               $0.23                $0.16               $0.63                  $0.45
                                                            =====                =====               =====                  =====
Average number of common shares outstanding
   assuming full dilution                               8,563,855            8,979,701           8,555,024              8,980,574
                                                      ===========          ===========         ===========            ===========
Per average common share assuming
  full dilution

   Net income                                               $0.21                $0.14               $0.57                  $0.40
                                                            =====                =====               =====                  =====


Dividends paid per common share                             $0.06                $0.05               $0.18                  $0.15
                                                            =====                =====               =====                  =====


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity

                                                                     Nine Months Ended
                                                             September 30,       September 30,
                                                                 1995                1994
                                                             ------------        ------------
 Shareholders' equity at beginning of period                 $ 53,719,314        $ 52,856,675
                                                             ------------        ------------

 Net income                                                     4,046,007           2,847,632
 Dividends declared
    Common stock- $.18 and $.15 per share,respectively         (1,142,347)           (951,932)
    Preferred stock - at prescribed rates                          (1,095)                (64)
 Change in market value guarantee feature
    Convertible preferred stock,Series D                             --                (7,659)
 Conversion of subordinated debentures
    into common stock                                               2,990                --
 Change in valuation account for securities
    available for sale, net of tax                              1,285,575          (1,301,108)
                                                             ------------        ------------
 Net change in shareholders' equity                             4,191,130             586,869
                                                             ------------        ------------
 Shareholders' equity at end of period                       $ 57,910,444        $ 53,443,544
                                                             ============        ============



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                             Nine Months Ended
                                                                                September 30,
                                                                          1995                1994
                                                                      ------------        ------------
OPERATING ACTIVITIES
  Net income                                                          $  4,046,007        $  2,847,632
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for possible loan losses                               1,234,000             700,000
        Depreciation and amortization of premises and equipment            867,397             371,997
        Deferred income tax benefit                                       (171,720)           (369,638)
        Gain on sale of loans                                              (19,539)               --
        Gain on sale of securities                                          (4,801)            (42,361)
        Amortization of premiums on securities                           1,096,498           2,365,159
        Accretion of discounts on securities                               (95,315)           (115,206)
        Increase in accrued interest receivable                           (409,837)           (590,432)
        Increase in other liabilities                                   20,062,606           8,985,893
        Other, net                                                      (1,173,104)           (361,543)
                                                                      ------------        ------------

              Net cash provided by operating activities                 25,432,192          13,791,501
                                                                      ------------        ------------

INVESTING ACTIVITIES

   Purchase of premises and equipment                                     (512,356)         (1,124,465)
   Net increase in interest-bearing deposits
    with other banks                                                       (30,000)               --
   Net decrease (increase) in Federal funds sold                         3,000,000          (5,000,000)
   Net (increase)decrease in loans                                     (52,060,323)          5,352,192
   Proceeds from prepayments, redemptions or
      maturities of securities - held to maturity                       22,738,157          46,763,976
   Purchases of securities - held to maturity                          (10,241,813)        (98,225,709)
   Proceeds from sale of securities-available for sale                   8,977,432           9,955,694
   Proceeds from prepayments, redemptions or maturities
      of securities - available for sale                                 4,108,204          43,781,215
   Purchases of securities - available for sale                        (10,918,982)        (40,522,187)
                                                                      ------------        ------------
              Net cash used by investing activities                    (34,939,681)        (39,019,284)
                                                                      ------------        ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                         (8,774,882)        (20,546,710)
   Net (decrease)increase in interest-bearing deposits                 (17,373,736)         18,842,717
   Net increase in securities sold under
      repurchase agreements                                              7,524,041          27,124,163
   Net increase in commercial paper
      and other short-term borrowings                                   31,244,062           4,068,930
   Cash dividends paid                                                  (1,143,442)           (951,996)
   Maturities and prepayments on debentures                             (5,347,010)         (7,366,000)
   Issuance of long-term debt                                                 --             7,020,000
                                                                      ------------        ------------
              Net cash provided by financing activities                  6,129,033          28,191,104
                                                                      ------------        ------------
Net (decrease)increase in cash and due from banks                       (3,378,456)          2,963,321
Cash and due from banks - beginning of period                           39,224,764          35,975,787
                                                                      ------------        ------------
Cash and due from banks - end of period                               $ 35,846,308        $ 38,939,108
                                                                      ============        ============

Supplemental disclosure of cash flow information:
   Interest paid                                                      $ 12,713,016        $  9,679,021
   Income taxes paid                                                     4,863,462           3,395,097

Supplemental schedule of non-cash financing activities:
   Conversion of debentures                                           $      2,990        $       --

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1994 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

         As of September 30, 1995, these statements did not have a material effect on the Company's financial condition or results of operations.

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

Beginning in the third quarter of 1995, the Company, through a wholly owned subsidiary, began a program of originating mortgage loans with the intention of reselling those loans, including the servicing rights, without recourse. To date approximately $658,000 of such loans have been originated and sold. The gain on that sale amounted to $19,500 and is separately reported on the income statement. As at September 30, 1995 the Company had approximately $520,000 of loans available for resale. These loans are carried at the lower of cost or market and are included in loans, net of unearned discount.

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At September 30, 1995, the bank's year to date average earning assets (of which loans were 45% and securities were 53%) represented approximately 94% of the Company's year to date average earning assets. See pages 17 and 18 for the composition of the Company's average balance sheets for the three and nine months ended September 30, 1995 and September 30, 1994.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At September 30, 1995, the parent company had on hand approximately $11,633,000 in cash.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency (the Comptroller) to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. During 1994 and 1993, with the Comptroller's approval, the bank paid dividends aggregating $3,639,038 and $2,599,314; the bank's net income for 1994 and 1993 was $4,222,664 and $3,463,950. To date in 1995, the bank has declared and paid dividends of $3,172,982. In addition, from time to time dividends are paid to the parent company by the finance subsidiaries from their retained earnings without regulatory restrictions.

At September 30, 1995, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $23,659,000. To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with $11,000,000 principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. The parent company's long-term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long-term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms.

At September 30, 1995, the parent company's short-term debt, consisting principally of commercial paper, was approximately $25,484,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $47,251,000 and back-up credit lines with banks of $15,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). At September 30, 1995, the risk-based capital ratios and the leverage ratio for the Company and the bank exceeded the most stringent requirements contemplated by these guidelines. Information regarding the Company's and the bank's risk-based capital, at September 30, 1995 and December 31, 1994, is presented on page 22.

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

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors and the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. At September 30, 1995, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

At September 30, 1995, the Company's off-balance sheet financial instruments consisted two interest rate floor contracts having a notional amount totaling $75 million; one contract with a notional amount of $50 million has a final maturity of February 27, 2000 and the other contract with a notional amount of $25 million has a final maturity of March 17, 1998. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes.

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

The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. The Company paid up front premiums of $715,000 for the interest rate floor contracts that it entered into in 1995. These premiums are amortized monthly against interest income from the designated assets. At September 30, 1995, the unamortized premiums on these contracts totaled $623,100 and are included in other assets. At September 30, 1995, $4,300 was receivable under these contracts.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SECURITIES

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency mortgage backed securities along with other debt and equity securities. At September 30, 1995, the Company's portfolio of securities totalled $298,499,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities having an average life of approximately 3 1/2 years amounted to $290,032,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $815,000 and $4,749,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $661,000 and gross unrealized losses of $394,000. Given the relatively short - term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at September 30, 1995 were as follows:

                                             Company          Bank
                                             --------       --------
                                                 (in thousands)
Domestic
  Commercial and industrial                  $308,595       $262,882
  Real estate - mortgage                       45,790         45,269
  Real estate - construction                    1,361          1,361
  Installment - individuals                    14,979         14,979
Foreign
  Government and official institutions            789            789
                                             --------       --------
  Loans, gross                                371,514        325,280
  Less unearned discounts                       6,801          6,501
                                             --------       --------
Loans, net of unearned discounts             $364,713       $318,779
                                             ========       ========


The Company's commercial and industrial loan portfolio represents approximately 83% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 13% of gross loans, is secured by mortgages on real property located principally in the City of New York and the State of Virginia. The collateral securing any loan may vary in value based on the success of the business and economic conditions.

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

The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 1995, the ratio of the allowance to loans, net of unearned discounts, was 1.4%. At September 30, 1995, the Company's allowance, was $5,233,000 and its non-accrual loans amounted to $503,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 1995. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $515,000 at September 30, 1995.


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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

Net interest income for the third quarter of 1995 increased $1,427,000 to $8,737,000 from $7,310,000 for the comparable period in 1994. Total interest income aggregated $13,553,000 up $2,169,000 for the three months ended September 30, 1995 as compared to $11,384,000 for the same period of 1994. The yield on interest earning assets was 8.62% for the third quarter of 1995 compared with 7.63% for the comparable period in 1994. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of asset growth and higher market interest rates.

Interest earned on the loan portfolio amounted to $8,410,000 up $2,238,000 when compared to the like period a year ago. Average loan balances amounted to $318 million up $65 million from an average loan volume of $253 million the prior year three month period. The increase in the average loan volume, primarily in the Company's commercial and industrial loan portfolio, accounted for $1,609,000 or 72% of the increase in interest earned on loans, with the balance attributable to higher rates.

Interest expense increased $742,000 to $4,816,000 for the three months ended September 30, 1995 from $4,074,000 for the comparable period in 1994. The cost of funds increased to 4.24% for the third quarter of 1995 up from 3.51% for the 1994 third quarter. The increase in interest expense was substantially due to the higher rate environment.

Interest expense on savings and time deposits increased by $485,000 during the third quarter of 1995 to $2,841,000 from $2,356,000 for the comparable 1994 period primarily due to an increase in the cost of funds. The average rate paid on interest-bearing deposits rose to 3.52% in the 1995 third quarter compared to 2.86% in the comparable year ago period. Average balances for interest-bearing deposits in the third quarter of 1995 remained relatively stable when compared to the like period a year ago.

Interest expense associated with borrowed funds was $257,000 higher when comparing the three months ended September 30, 1995 to the same period in 1994. The impact of the higher interest rate environment increased interest expense associated with borrowed funds by $369,000. This increase was partially offset by a reduction in the cost of funds of $112,000 as a result of lower average borrowings.

Reference is made to "CREDIT RISK" above for information as to management's continuing evaluation of the loan portfolio and the allowance for possible loan losses appropriate thereto. Based on such evaluation, and principally as the result of the growth in the portfolio, $574,000 was provided for possible loan losses for the three months ended September 30, 1995.

Noninterest income increased $472,000 for the three months ended September 30, 1995 when compared with the same period in 1994 as a result of increased fees from factoring services and higher income from other fee based services.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Noninterest expenses increased $1,325,000 for the three months ended September 30, 1995 versus the same period last year reflecting higher salary and employee benefit costs as well as higher general business costs and professional fees associated with increased business development efforts. Offsetting these increases was a decrease in Federal deposit insurance premiums as a result of a reduction in premiums charged.

As a result of a higher level of pretax profitability offset by lower additional provisions for unresolved state tax issues, the provision for income taxes declined by $207,000 in the third quarter 1995 when compared to the year ago period.

As a result of the above factors, net income increased $518,000 for the three months ended September 30, 1995 when compared with the same period in 1994.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

Net interest income for the nine months ended September 30, 1995 increased $4,453,000 to $25,084,000 from $20,631,000 for the comparable period in 1994.
Total interest income aggregated $39,440,000 up $8,253,000 for the nine months ended September 30, 1995 as compared to $31,187,000 for the same period of 1994. The yield on interest earning assets was 8.65% for the first nine months of 1995 compared with 7.19% for the comparable period in 1994. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of asset growth and higher market interest rates.

Interest earned on the loan portfolio for the year to date 1995 amounted to $23,828,000 up $7,133,000 when compared to the like period a year ago. Average loan balances amounted to $300 million up $52 million from an average loan volume of $248 million for the prior year nine month period. The increase in the average loan volume, primarily in the Company's commercial and industrial loan portfolio accounted for $3,780,000 or 53% of the increase in interest earned on loans, with the balance attributable to higher rates.

Interest expense increased $3,800,000 to $14,356,000 for the first nine months of 1995 from $10,556,000 for the comparable period in 1994. The cost of funds increased to 4.26% for the first nine months of 1995 up from 3.19% for the same period in 1994. The predominant portion of the increase in interest expense was due to the higher rate environment.

Interest expense on savings and time deposits increased by $2,745,000 during the year to date 1995 to $8,574,000 from $5,829,000 for the comparable 1994 period primarily due to an increase in the cost of funds. The cost of interest-bearing deposits rose to 3.52% in the 1995 year to date period compared to 2.59% in the comparable year ago period. In addition, the average balances for other time deposits increased $30 million to $150 million in the first nine months of 1995 compared with the 1994 first nine months primarily due to higher balances for certificate of deposit customers.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Interest expense associated with borrowed funds was $5,782,000 up $1,055,000 for the nine months ended September 30, 1995 when compared to the same period in 1994. The impact of the higher interest rate environment increased interest expense associated with borrowed funds by $1,697,000. This increase was partially offset by a reduction in the cost of funds of $642,000 as a result of lower average borrowings.

Reference is made to "CREDIT RISK" above for information as to management's continuing evaluation of the loan portfolio and the allowance for possible loan losses appropriate thereto. Based on such evaluation, and principally as the result of the growth in the portfolio, $1,234,000 was provided for possible loan losses for the nine months ended September 30, 1995.

Noninterest income increased $1,081,000 for the nine months ended September 30, 1995 when compared with the same period in 1994 as a result of increased fees from factoring services and higher income from other fee based services.

Noninterest expenses increased $3,383,000 for the nine months ended September 30, 1995 versus the same period last year reflecting higher salary and employee benefit costs as well as higher general business costs and professional fees associated with expanded business development efforts. A reduction of Federal deposit insurance premium rates offset increases in noninterest expenses.

The provision for income taxes increased $418,000 for the first nine months of 1995 when compared with the same period last year principally based on the level of pretax profitability.

As a result of the above factors, net income increased $1,198,000 for the nine months ended September 30, 1995 when compared with the same period in 1994.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets (1)
                        Three Months Ended September 30,

                                                        1995                                        1994
                                            --------------------------------------      -------------------------------------
                                            Average                       Average       Average                       Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------        ------
Interest-bearing deposits
   with other banks                         $  2,997       $     46          6.14%      $  2,970       $     33          4.41%
Securities
   Available for sale (2)                     66 625          1 135          6.78         82,819          1,218          5.86
   Held to maturity                          235,952          3,864          6.55        246,321          3,859          6.21
Federal funds sold                             6,522             98          5.86          8,913            102          4.54
Loans, net of unearned
   discounts (3)                             317,896          8,410         10.69        253,489          6,172          9.75
                                            --------       --------                     --------       --------
         TOTAL EARNING ASSETS                629,992         13,553          8.62        594,512         11,384          7.63
                                                           --------        ------                      --------        ------

Cash and due from banks                       35,066                                      38,536
Allowance for possible
   loan losses                                (4,913)                                     (3,934)
Goodwill                                      21,158                                      21,158
Other assets                                  14,746                                      15,192
                                            --------                                    --------

         TOTAL ASSETS                       $696,049                                    $665,464
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $171,294            965          2.23       $173,293            779          1.78
   Other time                                148,867          1,876          5.00        145,686          1,577          4.15
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          320,161          2,841          3.52        318,979          2,356          2.86
                                            --------       --------                     --------       --------

Borrowings
   Securities sold under
      agreements to repurchase                53,328            744          5.54         59,338            610          4.08
   Commercial paper                           25,536            354          5.50         14,516            137          3.74
   Other short-term debt                       6,769             85          4.94         10,601            109          4.08
   Long-term debt                             44,799            792          7.02         52,072            862          6.57
                                            --------       --------                     --------       --------
         Total borrowings                    130,432          1,975          6.01        136,527          1,718          4.99
                                            --------       --------                     --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       450,593          4,816          4.24        455,506          4,074          3.51
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 153,361                                     139,123
Other liabilities                             34,926                                      17,188
                                            --------                                    --------
       Total liabilities                     638,880                                     611,817

Shareholders' equity                          57,169                                      53,647
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $696,049                                    $665,464
                                            ========                                    ========

Net interest income/spread                                 $  8,737          4.38%                     $  7,310         4.12%
                                                           ========          ====                      ========        =====

Net yield on earning assets
   (margin)                                                                  5.54%                                      4.87%
                                                                             ====                                      =====


(1) The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.

(2) Based on amortized or historical cost with the FASB 115 market value adjustment included in other assets.

(3) Non-accrual loans are included in the average balance which reduces the average yields.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets (1)
                         Nine Months Ended September 30,

                                                             1995                                        1994
                                            --------------------------------------      --------------------------------------
                                            Average                       Average       Average                       Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       --------
Interest-bearing deposits
   with other banks                         $  2,986       $    137          6.01%      $  2,961       $    86           3.88%
Securities
   Available for sale (2)                     70,252          3,533          6.74         83,783         3,341           5.32
   Held to maturity                          237,554         11,641          6.54        238,909        10,870           6.70
Federal funds sold                             6,846            301          6.02          6,209           195           4.18
Loans, net of unearned
   discounts (3)                             299,629         23,828         10.94        247,798        16,695           9.24
                                            --------       --------                     --------       -------
         TOTAL EARNING ASSETS                617,267         39,440          8.65        579,660        31,187           7.19
                                                           --------        ------                      -------           ----

Cash and due from banks                       37,257                                      40,459
Allowance for possible
   loan losses                                (4,539)                                     (3,701)
Goodwill                                      21,158                                      21,158
Other assets                                  13,597                                      14,161
                                            --------                                    --------

         TOTAL ASSETS                       $684,740                                    $651,737
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $175,692          3,035          2.31       $179,768         2,453           1.82
   Other time                                150,422          5,539          4.92        120,282         3,376           3.74
                                            --------       --------                     --------       -------
      Total interest-bearing
           deposits                          326,114          8,574          3.52        300,050         5,829           2.59
                                            --------       --------                     --------       -------

Borrowings
   Securities sold under
      agreements to repurchase                50,799          2,129          5.60         57,905         1,478           3.41
   Commercial paper                           20,840            856          5.49         14,540           364           3.35
   Other short-term debt                       6,121            225          4.91         17,335           482           3.72
   Long-term debt                             47,178          2,572          7.29         52,194         2,403           6.16
                                            --------       --------                     --------       -------
         Total borrowings                    124,938          5,782          6.19        141,974         4,727           4.45
                                            --------       --------                     --------       -------
         TOTAL INTEREST-BEARING
           LIABILITIES                       451,052         14,356          4.26        442,024        10,556           3.19
                                                           --------          ----                      -------           ----

Noninterest-bearing deposits                 150,181                                     142,413
Other liabilities                             27,768                                      14,071
                                            --------                                    --------
       Total liabilities                     629,001                                     598,508

Shareholders' equity                          55,739                                      53,229
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $684,740                                    $651,737
                                            ========                                    ========

Net interest income/spread                                 $ 25,084          4.39%                     $20,631           4.00%
                                                           ========          ====                      =======           ====

Net yield on earning assets
   (margin)                                                                  5.49%                                       4.79%
                                                                             ====                                        ====


(1) The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.

(2) Based on amortized or historical cost with the FASB 115 market value adjustment included in other assets.

(3) Non-accrual loans are included in the average balance which reduces the average yields.

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                        Three Months Ended September 30,
                                  (000 omitted)

                                                                 Increase/(Decrease)
                                                                 Three Months Ended
                                                               September 30, 1995 and 1994
                                                         -------------------------------------
                                                         Volume          Rate          Total(1)
                                                         -------        -------        -------
INTEREST INCOME
Interest-bearing deposits with other banks               $ --           $    13        $    13
                                                         -------        -------        -------

Securities
   Available for sale (2)                                   (256)           173            (83)
   Held to maturity                                         (185)           190              5
                                                         -------        -------        -------
      Total                                                 (441)           363            (78)
                                                         -------        -------        -------

Federal funds sold                                           (31)            27             (4)
                                                         -------        -------        -------

Loans, net of unearned discounts (3)                       1,609            629          2,238
                                                         -------        -------        -------
   TOTAL INTEREST INCOME                                 $ 1,137        $ 1,032        $ 2,169
                                                         =======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                               $   (11)       $   197        $   186
   Other time                                                 (1)           300            299
                                                         -------        -------        -------
         Total                                               (12)           497            485
                                                         -------        -------        -------

Borrowings
   Securities sold under agreements to repurchase            (73)           207            134
   Commercial paper                                          128             89            217
   Other short-term debt                                     (43)            19            (24)
   Long-term debt                                           (124)            54            (70)
                                                         -------        -------        -------
      Total                                                 (112)           369            257
                                                         -------        -------        -------

TOTAL INTEREST EXPENSE                                   $  (124)       $   866        $   742
                                                         =======        =======        =======

NET INTEREST INCOME                                      $ 1,261        $   166        $ 1,427
                                                         =======        =======        =======


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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                         Nine Months Ended September 30,
                                  (000 omitted)

                                                                                                 Increase/(Decrease)
                                                                                                  Nine Months Ended
                                                                                             September 30, 1995 and 1994
                                                                                        -------------------------------------
                                                                                         Volume          Rate         Total[1]
                                                                                        -------        -------        -------
INTEREST INCOME
Interest-bearing deposits with other banks                                              $     2        $    49        $    51
                                                                                        -------        -------        -------

Securities
   Available for sale [2]                                                                  (609)           801            192
   Held to maturity                                                                         495            276            771
                                                                                        -------        -------        -------
      Total                                                                                (114)         1,077            963
                                                                                        -------        -------        -------

Federal funds sold                                                                           20             86            106
                                                                                        -------        -------        -------

Loans, net of unearned discounts [3]                                                      3,780          3,353          7,133
                                                                                        -------        -------        -------
   TOTAL INTEREST INCOME                                                                $ 3,688        $ 4,565        $ 8,253
                                                                                        =======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                                              $   (66)       $   648        $   582
   Other time                                                                               939          1,224          2,163
                                                                                        -------        -------        -------
         Total                                                                              873          1,872          2,745
                                                                                        -------        -------        -------

Borrowings
   Securities sold under agreements to repurchase                                          (239)           890            651
   Commercial paper                                                                         209            283            492
   Other short-term debt                                                                   (361)           104           (257)
   Long-term debt                                                                          (251)           420            169
                                                                                        -------        -------        -------
      Total                                                                                (642)         1,697          1,055
                                                                                        -------        -------        -------

TOTAL INTEREST EXPENSE                                                                  $   231        $ 3,569        $ 3,800
                                                                                        =======        =======        =======

NET INTEREST INCOME                                                                     $ 3,457        $   996        $ 4,453
                                                                                        =======        =======        =======


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

                                                                 Repricing Date
                                      -----------------------------------------------------------------------------------------
                                                      More than                                          Non
                                      3 months        3 months        1 year to         Over            Rate
                                       or less        to 1 year        5 years         5 years        Sensitive         Total
                                      ---------       ---------       ---------       ---------       ---------       ---------
ASSETS
   Interest-bearing deposits
       with other banks               $     200       $  2,800        $  --           $  --           $  --           $   3,000
   Securities                            11,540         18,847           63,385         199,760           4,967         298,499
   Federal funds sold                     5,000         --               --              --              --               5,000
   Loans, net of unearned
    discounts                           297,442          4,210           44,029          25,832          (6,800)        364,713
   Noninterest-earnings assets
    and allowance for possible
    loan losses                          --             --               --              --              68,690          68,690
                                      ---------       --------        ---------       ---------       ---------       ---------

      Total Assets                      314,182         25,857          107,414         225,592          66,857         739,902
                                      ---------       --------        ---------       ---------       ---------       ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
  Interest-bearing deposits             148,633         59,036          117,363          --              --             325,032
  Securities sold under
     repurchase agreements               41,880          9,695           --              --              --              51,575
  Commercial paper                       24,522            774           --              --              --              25,296
  Other short-term borrowings            27,725          --              --              --              --              27,725
  Long-term debt                         21,346          --              21,200           1,050          --              43,596
  Noninterest-bearing
    liabilities and share-
     holders' equity                     --              --              --              --             266,678         266,678
                                       --------       --------        ---------       ---------       ---------       ---------

       Total Liabilities and
          Shareholders' Equity        $ 264,106       $ 69,505        $ 138,563       $   1,050       $ 266,678       $ 739,902
                                      =========       ========        =========       =========       =========       =========

Net Interest Rate
      Sensitivity Gap                 $  50,076       $(43,648)       $ (31,149)      $ 224,542       $(199,821)      $  --
                                      =========       ========        =========       =========       =========       =========

Cumulative Gap at
      September 30, 1995              $  50,076       $  6,428        $ (24,721)      $ 199,821       $  --           $  --
                                      =========       ========        =========       =========       =========       =========

Cumulative Gap at
      September 30, 1994              $   3,178       $(15,525)       $ 123,233       $ 152,236       $  --           $  --
                                      =========       ========        =========       =========       =========       =========

Cumulative Gap at
      December 31, 1994               $  38,812       $ 10,115        $ (87,710)      $ 179,179       $  --           $  --
                                      =========       ========        =========       =========       =========       =========

                        STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios

                                                                           The Company                         The Bank
                                                                    ------------------------          --------------------------
                                                                     9/30/95        12/31/94           9/30/95          12/31/94
                                                                    --------        --------          --------          --------
                                                                                             ($ in thousands)
COMPONENTS
   Shareholders' equity                                             $ 57,910        $ 53,719          $ 47,668          $ 45,700
   Add/(Subtract):
      Minority interest                                                    8               8            --                --
      Goodwill                                                       (21,158)        (21,158)           --                --
      Net unrealized (appreciation)depreciation
         on securities available for sale,
          net of tax  (1)                                               (145)          1,141              (143)            1,142
                                                                    --------        --------          --------          --------

      Tier 1 Capital                                                  36,615          33,710            47,525            46,842
                                                                    --------        --------          --------          --------

   Allowance for possible loan losses
      (limited to 1.25% of total risk-
        weighted assets)                                               5,021           4,136             3,960             3,435
   Subordinated debt (limited to 50%
      of Tier 1 Capital)                                              15,616          16,690            --                --
                                                                    --------        --------          --------          --------

      Tier 2 Capital                                                  20,637          20,826             3,960             3,435
                                                                    --------        --------          --------          --------

      Total Risk-based Capital                                      $ 57,252        $ 54,536          $ 51,485          $ 50,277
                                                                    ========        ========          ========          ========


RATIOS
   Tier 1 Capital                                                       9.12%           8.73%            12.90%            13.09%
                                                                    ========        ========          ========          ========
   Total Capital                                                       14.25%          14.12%            13.97%            14.05%
                                                                    ========        ========          ========          ========
   Leverage                                                             5.43%           5.12%             7.50%             7.42%
                                                                    ========        ========          ========          ========

Memoranda
   Tier 1 Capital minimum requirement                               $ 16,066        $ 15,450          $ 14,742          $ 14,318
                                                                    ========        ========          ========          ========
   Total Capital minimum requirement                                $ 32,132        $ 30,900          $ 29,484          $ 28,636
                                                                    ========        ========          ========          ========
   Risk-weighted assets, net of goodwill                            $401,656        $386,241          $368,550          $357,946
                                                                    ========        ========          ========          ========
   Quarterly average assets, net of goodwill                        $674,891        $658,976          $633,633          $630,932
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

                                           STERLING BANCORP
                                           ...................................
                                               (Registrant)



Date      11/14/95                 /s/     Louis J. Cappelli
    --------------------                   -----------------------------------
                                           Louis J. Cappelli
                                           Chairman and
                                           Chief Executive Officer


Date      11/14/95                 /s/     John W. Tietjen
    --------------------                   -----------------------------------
                                           John W. Tietjen
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  Exhibit Index

                                                                  Incorporated                                Sequential
   Exhibit                                                          Herein By                  Filed             Page
    Number                           Description                  Reference To                Herewith            No.
   -------                           -----------                  ------------                --------        ----------
    11                               Computation of                                              X                 25
                                     Per Share Earnings



    27                               Financial Data                                              X                 26
                                     Schedule