Form 10-K
period 1995-12-31
STERLING BANCORP
filed 1996-04-01
CIK 93451

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995         Commission File No. 1-5273-1

                          ---------------------------
                                STERLING BANCORP
               (Exact Name of Registrant as specified in charter)
                NEW YORK                               13-2565216
    (State or other jurisdiction of         (I.R.S. employer identification No.)
  incorporation or organization)
       540 MADISON AVENUE, NEW YORK, N.Y.              10022-3299
(Address of principal executive offices)               (Zip Code)
                                 (212) 826-8000
              (Registrant's telephone number, including area code)
                          ---------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                           ----------------------
Common Shares, $1 par value                            New York Stock Exchange

Floating Interest Rate Convertible Subordinated
  Debentures, 4th Series, due November 1, 1998         New York Stock Exchange

Floating Interest Rate Convertible Subordinated
  Debentures, Series V, due July 1, 2001               New York Stock Exchange


                           ---------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  On February 29, 1996 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $74,412,162.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 6,479,063 SHARES WERE OUTSTANDING AT MARCH 15, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (1) Specified portions of the Sterling Bancorp 1995 Annual Report are incorporated by reference in Parts I and II.

  (2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 14, 1996 are incorporated by reference in Part III.

================================================================================

                                STERLING BANCORP


                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                     PAGE
                                                                    ------
                                     PART I

Item  1.   BUSINESS .............................................    I- 1

Item  2.   PROPERTIES ...........................................    I-12

Item  3.   LEGAL PROCEEDINGS ....................................    I-12

Item  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS .........................................    I-12

                                     PART II

Item  5.   MARKET FOR THE REGISTRANT"S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS .....................    II-1

Item  6.   SELECTED FINANCIAL DATA ..............................    II-1

Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .............    II-1

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........    II-1

Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE ..................    II-1

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT ......................................    III-1

Item 11.   EXECUTIVE COMPENSATION ...............................    III-1

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT ...........................    III-1

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......    III-1

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K........................       IV-1

SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     PART I

ITEM 1. BUSINESS
GENERAL

Sterling Bancorp (the Registrant), organized in 1966, is a bank holding company, as defined by the Bank Holding Company Act of 1956 (the BHCA), as amended, with subsidiaries providing a full range of financial services, including business and consumer loans, asset based financing, factoring, trade financing, mortgage lending, leasing and trust and estate services. The Registrant owns all of the outstanding shares of Sterling National Bank & Trust Company of New York (the bank), its principal subsidiary, and of Standard Factors Corporation/Sterling Factors, Universal Finance Corporation, Sterling Banking Corporation and Sterling Industrial Loan Association (finance subsidiaries). Zenith Financial Services Company operates as a division of the Registrant. As used throughout this report, "the Company" refers to Sterling Bancorp and its subsidiaries.

There is competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. The following table presents the components of the loan portfolio for both the Company and the bank as of December 31, 1995 and 1994. Reference is made to the information beginning on page 39 of the Company's 1995 Annual Report (pages 11 to 45 of which are incorporated by reference herein) under the caption "CREDIT RISK".


                                   December 31, 1995         December 31, 1994
                                 ----------------------    ---------------------
                                 The Company  The bank     The Company  The bank
                                 -----------  ---------    -----------  --------
                                                  (in thousands)
Domestic
  Commercial and industrial      $337,429     $289,326     $260,869     $232,303
  Real estate - mortgage           49,790       49,790       42,079       42,079
  Real estate - construction        1,040        1,040        1,486        1,486
  Installment - individuals        14,876       14,876       12,920       12,920
Foreign
  Governments and official
    institutions                      789          789          789          789
                                 --------     --------     --------     --------
      Loans, gross                403,924      355,821      318,143      289,577
Less: Unearned discounts            6,695        6,357        5,374        5,104
                                 --------     --------     --------     --------
      Loans, net of unearned
        discounts                $397,229     $349,464     $312,769     $284,473
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

The Federal Reserve Board has ruled on a number of activities and found some of them to come within such standard while finding that other activities do not fall within the permissible scope of such standard; other activities have been proposed by the Federal Reserve Board for consideration. The effect of the Federal Reserve Board's findings under the standard has been to expand the financially related activities in which bank holding companies may engage. Revisions of the Federal Reserve Board's principal regulation (Regulation Y) affecting bank holding companies have expanded the scope of permissible bank-related activities and liberalized procedures to allow the entry into such activities. In addition, the BHCA prohibits the Registrant from acquiring direct or indirect control of more than a 5% interest in a bank or bank holding company located in a state other than New York unless the laws of such state expressly authorize such acquisition.

There are also various requirements and restrictions imposed by the laws of the United States and the State of New York and by regulations of the Federal Reserve System, of which the bank is a member, affecting the operations of the Company including the requirement to maintain reserves against deposits, restrictions relating to: (a) the nature and amount of loans that may be made by the bank and the interest that may be charged thereon; (b) extensions of credit by subsidiary banks of a bank holding company to the bank holding company or certain of its subsidiaries; (c) on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower; and (d) other investments, branching and other activities of the Company and the bank. Regulatory limitations on the payment of dividends to the Registrant by the bank are discussed in the "FINANCIAL CONDITION" section beginning on page 37 of the Company's 1995 Annual Report. The Registrant and its finance subsidiaries are subject to supervision and regulation by the Federal Reserve Board (FRB); Sterling Industrial Loan Association is subject to supervision and regulation by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia; Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York; the bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the Comptroller) and, by reason of the insurance of its deposits to the extent permitted by law, to the regulations of the Federal Deposit Insurance Corporation (FDIC).

The Company and the bank are subject to risk-based capital and leverage guidelines issued by U.S. banking industry regulators for banks and bank holding companies in the United States. Pursuant to provisions of FDICIA, which, among other things, requires the federal depository institution regulatory agencies to take specific prompt actions with respect to institutions that do not meet minimum capital standards, the agencies have adopted regulations creating and defining five capital tiers, the highest of which is "well capitalized". As of December 31, 1995 the bank was "well capitalized". The capital components and ratios for the Company and the bank are presented in the Company's 1995 Annual Report on page 44.

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

There are no industry concentrations (exceeding 10% of loans, gross) in the commercial and industrial loan portfolio. Approximately 81% of the bank's loans are to borrowers located in the metropolitan New York area. The bank's legal lending limit to a single borrower was approximately $7.6 million at December 31, 1995.

The composition of income from the bank's operations for the years ended: [1] December 31, 1995 included interest and fees on commercial and other loans (52%), interest and dividends on investment securities (38%) and other (10%); [2] December 31, 1994 included interest and fees on commercial and other loans (47%), interest and dividends on investment securities (44%), and other (9%); [3] December 31, 1993 included interest on term Federal funds sold (2%), interest and fees on commercial and other loans (44%), interest and dividends on investment securities (43%), and other (11%).

At December 31, 1995, the bank had 183 employees, consisting of 78 officers and 105 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

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

Sterling Industrial Loan Association (S.I.L.A.), located in Richmond, Virginia, jointly originates and services mortgage loans to homeowners funded by the bank. S.I.L.A. receives a service fee. The loans are repayable in equal monthly installments over periods ranging from 36 to 180 months. Loans are usually made to allow the borrower to make home repairs, to consolidate debt or to meet educational, medical or other expenses. The loans are secured by first or second mortgages. The amounts loaned are less than the borrower's equity in the home, as determined by appraisals. S.I.L.A. also originates mortgage loans with the intention of reselling those loans, including servicing rights, with limited recourse.

Zenith Financial Services Corporation, a nationwide provider of consumer receivables financing, is a division of the Registrant. Zenith engages in asset based lending with independent dealers who market products (i.e., housewares, appliances, automobiles, educational material, et al) to consumers on an installment basis with repayment terms between 12 and 48 months. Zenith administers these installment contracts for the dealer, providing billing, payment processing and other bookkeeping services. Zenith makes advances to each dealer of up to 80% of the discounted aggregate value of the dealer's installment contracts.

The composition of income (excluding equity in undistributed net income of the banking subsidiary) of the Registrant and its finance subsidiaries for the years ended: [1] December 31, 1995 included interest and fees on loans (47%), interest and fees on accounts receivable factored (19%), dividends, interest and service fees (33%) and other (1%); [2] December 31, 1994 included interest and fees on loans (46%) interest and fees on accounts receivable factored (18%), dividends, interest and service fees (35%), and other (1%); [3] December 31, 1993 included interest and fees on loans (32%), interest and fees on accounts receivable factored (14%), dividends, interest and service fees (50%), and other (4%).

At December 31, 1995, the Registrant and its finance subsidiaries employed 48 persons consisting of 14 officers with the balance of the employees performing supervisory and clerical functions. The Registrant and its finance subsidiaries consider employee relations to be satisfactory.



                  SELECTED CONSOLIDATED STATISTICAL INFORMATION


  I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 42,43, and 45 of the Company's 1995 Annual Report is incorporated by reference herein.


 II.     Investment Portfolio

Shown below is a summary of the Company's investment securities by type with related book values:

                                                                December 31,
                                                     ----------------------------------
                                                       1995         1994         1993
                                                     --------     --------     --------
                                                              (in thousands)

U.S. Treasury securities                             $ 52,373     $ 41,022     $ 40,835
Obligations of U.S. government corporations
  and agencies--mortgage-backed securities            238,397      261,433      222,532
Obligations of states and political sub-
  divisions                                              --             30           30
Debt securities issued by foreign governments           3,500        4,000        4,500
Corporate debt securities                                --           --          2,005
Other debt securities                                    --          1,118       10,104
Federal Reserve Bank and other equity securities        4,968        4,179        6,810
                                                     --------     --------     --------
      Total                                          $299,238     $311,782     $286,816
                                                     ========     ========     ========

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the Company's 1995 Annual Report on pages 19 and 20 and is incorporated by reference herein. The average yield by maturity range is not available.

III. Loan Portfolio

The following table sets forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the most recent five fiscal years:

                                                               December 31,
                       ---------------------------------------------------------------------------------------------------
                              1995                 1994                1993                1992                 1991
                            --------             --------            --------            --------             --------
                                   % of                 % of                % of                % of                 % of
                       Balances    Total    Balances    Total   Balances    Total   Balances    Total    Balances    Total
                       --------    -----    --------    -----   --------    -----   --------    -----    --------    -----
                                                                 ($ in thousands)
Domestic
  Term Federal funds
    sold               $   --       --  %   $   --       --  %  $ 40,000    13.39%   $ 99,000   34.28%   $ 75,000    32.95%
  Commercial and
    industrial          333,484    83.95     258,493    82.65    216,677     72.53    149,272   51.69     114,407    50.27
  Real estate -
    mortgage             48,588    12.23      39,997    12.79     31,474     10.54     30,987   10.73      28,982    12.73
  Real estate -
    construction          1,040     0.26       1,486     0.48      1,666      0.56      1,606    0.56       1,833     0.81
  Installment -
    individuals          13,328     3.36      12,003     3.84      8,145      2.73      7,136    2.47       6,588     2.89
Foreign
  Government and
    official insti-
      tutions               789     0.20         789     0.25        789      0.26        789    0.27         789     0.35
                       --------   ------    --------   ------   --------    ------   --------  ------    --------   ------
Loans, net of
    unearned
     discounts         $397,229   100.00%   $312,769   100.00%  $298,751    100.00%  $288,791  100.00%   $227,598   100.00%
                       ========   ======    ========   ======   ========    ======   ========  ======    ========   ======

The following table sets forth the maturities and sensitivity to changes in interest rates of loans, excluding "installment - individuals" loans, of the Company's loan portfolio at December 31, 1995:

                                             Due One          Due One     Due After    Total
                                               Year           to Five       Five       Gross
                                             or Less            Years       Years      Loans
                                             -------          -------     -------    --------
                                                              (in thousands)
Commercial and industrial                    $295,580         $40,481      $ 1,358   $337,429
Real estate - mortgage                          5,413          17,783       26,594     49,790
Real estate - construction                      1,040           --           --         1,040
Foreign                                           789           --           --           789
                                             --------         -------      -------   --------
         Total                               $302,832         $58,264      $27,952   $389,048
                                             ========         =======      =======   ========

Loans due after one year, which have:
    Predetermined interest
       rates                                                  $41,766      $27,952   $ 69,718
    Floating or adjustable
       interest rates                                          16,498        --        16,498
                                                              -------      -------   --------
         Total                                                $58,264      $27,952   $ 86,216
                                                              =======      =======   ========

        It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the Company's 1995 Annual Report beginning on page 39 under the caption "CREDIT RISK", beginning on page 21 in footnote 4 and on page 17 in footnote 1 under the caption "Loans" is incorporated by reference herein.

        The following table sets forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years; as of December 31, 1995, there were no foreign loans accounted for on a nonaccrual basis or which were troubled debt restructurings:

                                                          December 31,
                                 ----------------------------------------------------------
                                  1995        1994        1993           1992         1991
                                 ------      ------      --------      --------      ------
                                                            (in thousands)
 Nonaccrual basis loans*         $  357[1]   $  575[1]   $  2,297[1]   $  3,309[1]   $4,499[1]
 Past due 90 days or more
 (other than the above)[2]        1,961         293           146           619       3,873
                                 ------      ------      --------      --------      ------
         Total                   $2,318      $  868      $  2,443      $  3,928      $8,372
                                 ======      ======      ========      ========      ======

 Note:Includes restructured
        debt of                  $ --        $ --        $ --          $ --          $ --
                                 ======      ======      ========      ========      ======

 *Interest income that would
 have been earned on non-
 accrual and reduced rate
 loans outstanding               $   22      $   86      $    169      $    313      $  378
                                 ======      ======      ========      ========      ======
Applicable interest income
 actually realized               $ --        $   18      $     98      $     72      $   16
                                 ======      ======      ========      ========      ======


  Nonaccrual, past due and
   restructured loans as a
 percentage of total gross
 loans                              .58%        .27%          .80%         1.33%       3.55%
                                 ======      ======      ========      ========      ======


  [1]  Includes $-0-, $-0-, $1.4, $1.9 and $2.5 million at December 31, 1995,
       1994, 1993,1992 and 1991, respectively, representing the balance of a loan to a single borrower who filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code during the third quarter of 1991.


  [2] Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

IV. Summary of Loan Loss Experience

The information appearing in the Company's 1995 Annual Report beginning on page 21 in footnote 5 is incorporated by reference herein. The following table sets forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years:


                                                                  December 31,
                                        ----------------------------------------------------------------
                                          1995          1994          1993          1992          1991
                                        --------      --------      --------      --------      --------
                                                                 (in thousands)
Average loans outstanding, net
  of unearned discounts, during
  year                                  $311,119      $255,223      $228,604      $211,917      $248,490
                                        ========      ========      ========      ========      ========

Allowance for possible loan losses:
Balance at beginning of year            $  4,136      $  3,414      $  3,177      $  3,734      $  3,373
                                        --------      --------      --------      --------      --------
Charge-offs:
  Commercial and industrial                  966           401           670         1,799         7,661
  Real estate                                 16           109          --            --            --
  Installment                                 19            22            45           120            29
                                        --------      --------      --------      --------      --------
    Total charge-offs                      1,001           532           715         1,919         7,690
                                        --------      --------      --------      --------      --------
Recoveries:
  Commercial and industrial                  144           201            41            25            38
  Real estate                                 47          --            --            --            --
  Installment                               --            --              11            47            13
                                        --------      --------      --------      --------      --------
    Total recoveries                         191           201            52            72            51
                                        --------      --------      --------      --------      --------
Less:  Net charge-offs                       810           331           663         1,847         7,639
                                        --------      --------      --------      --------      --------
Provision for possible loan losses         1,866         1,053           690         1,290         8,000
                                        --------      --------      --------      --------      --------
Allowance - acquired portfolio              --            --             210          --            --
                                        --------      --------      --------      --------      --------

Balance at end of year                  $  5,192      $  4,136      $  3,414      $  3,177      $  3,734
                                        ========      ========      ========      ========      ========

Ratio of net charge-offs to
  average loans outstanding, net
  of unearned discounts during
  year                                       .26%          .13%          .29%          .87%         3.07%
                                        ========      ========      ========      ========      ========


On June 1, 1993 the parent company purchased for cash the assets (principally loans) of Zenith Financial Corporation, a nationwide provider of consumer receivables financing. The purchase price included the allowance for loan losses of $209,627.

The Company considers its allowance for possible loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 1995. Net losses within the loan portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 1995. The Company does not anticipate any recurrence of net credit losses of the magnitude experienced in 1991.

To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, the following table presents the Company's allocation of the allowance. This allocation is based on subjective estimates by management and may vary from year to year based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the Company's 1995 Annual Report beginning on page 39 under the caption "CREDIT RISK" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in a loan category. Management believes that the allowance must be viewed in its entirety and is therefore available for future charge-offs in any loan category.

                                                               December 31,
                      --------------------------------------------------------------------------------------------------
                           1995                1994                1993                 1992               1991
                         --------            --------            --------             --------           ------
                                % of                % of                 % of                 % of                 % of
                      Amount    Loans      Amount   Loans      Amount    Loans      Amount    Loans      Amount    Loans
                      ------    -----      ------   -----      ------    -----      ------    -----      ------    -----
                                                            ($ in thousands)
Domestic
  Commercial and
    industrial       $2,812     0.84%     $2,487     0.96%     $1,757     0.81%     $1,135     0.76%     $1,802     1.58%
  Real estate -
    mortgage            472     0.97         434     1.09         291     0.92         323     1.04         406     1.40
  Real estate -
    construction          8     0.77          12     0.81          63     3.78          63     3.92          26     1.42
  Installment -
    individuals         167     1.25         142     1.18          94     1.15          98     1.37          92     1.40
  Unallocated         1,733       --       1,061       --       1,209       --       1,558       --       1,408       --
                      -----               ------                -----               ------                -----
  Loans, net of
     unearned
     discounts       $5,192     1.31%     $4,136     1.32%     $3,414     1.14%     $3,177     1.10%     $3,734     1.64%
                     ======     ====      ======     ====      ======     ====      ======     ====      ======     ====


V. Deposits

Average deposits and average rates paid for each of the most recent three years is presented in the Company's 1995 Annual Report on page 42 and is incorporated by reference herein.

Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the Company's 1995 Annual Report on page 22 in footnote 6 and is incorporated by reference herein.

The following table provides certain information with respect to the Company's deposits for each of the most recent three fiscal years:


                                                        December 31,
                                              ----------------------------------
                                                1995         1994         1993
                                              --------     --------     --------
                                                         (in thousands)
Domestic
  Demand                                      $224,081     $174,897     $174,089
  NOW                                           30,150       34,055       32,253
  Savings                                       26,967       29,201       33,078
  Money Market                                 120,655      118,571      127,939
  Time deposits, by remaining maturity
      Within 3 months                           68,689       58,527       67,128
      After 3 months but within 1 year          49,715       23,172       23,249
      After 1 but within 5 years                27,531       76,210       12,580
                                              --------     --------     --------

             Total domestic deposits           547,788      514,633      470,316
                                              --------     --------     --------

Foreign
  Time deposits, by remaining maturity
      Within 3 months                            2,240        1,670        1,670
      After 3 months but within 1 year           1,000        1,000        1,000
                                              --------     --------     --------

      Total foreign deposits                     3,240        2,670        2,670
                                              --------     --------     --------

              Total deposits                  $551,028     $517,303     $472,986
                                              ========     ========     ========

Interest expense for the most recent three fiscal years is as follows:

                                                     Years Ended December 31,
                                                1995          1994         1993
                                               -------      -------      -------
                                                       (in thousands)
NOW                                            $   286      $   273      $   394
Savings                                            585          685          907
Money market                                     3,205        2,353        2,735
Time--domestic                                   7,328        5,058        2,403
    --foreign                                      155          104           79
                                               -------      -------      -------

           Total interest expense              $11,540      $ 8,473      $ 6,518
                                               =======      =======      =======




VI. Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years follow:

                                                     Years Ended December 31,
                                                    ---------------------------
                                                    1995       1994       1993
                                                    -----      -----      -----
Return on average total assets (Net income
   divided by average total assets)                   .81%       .61%       .57%
Return on average shareholders' equity (Net
   income divided by average equity)                10.00%      7.52%      6.17%
Dividend payout ratio (Dividends declared per
   share divided by net income per share)           28.41%     33.33%     40.00%
Average shareholders' equity to average total
   assets (Average equity divided by average
   total assets)                                     8.11%      8.08%      9.19%

VII.       Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the Company's 1995 Annual Report on page 23 in footnote 7 and is incorporated by reference herein.

ITEM 2. PROPERTIES

The principal offices of the Company occupy four contiguous floors at 540 Madison Avenue at 55th Street, New York, N.Y. consisting of approximately 29,000 square feet. These are held under two leases, of which the one covering the upper floor expires December 31, 1996. The other, covering the lower three floors, expires December 31, 1996 with a renewal option to December 31, 2001. Annual rental commitments approximate $876,000. Certain finance subsidiaries maintain offices in Beverly Hills, California and Richmond, Virginia.

In addition to the principal offices, the bank maintains operating leases for three additional branch offices, the International Banking Facility and an Operations Center with an aggregate of approximately 43,100 square feet. The annual office rental commitments for these premises approximates $600,000. The leases have expiration dates ranging from 2001 through 2008 with varying additional renewal options. The bank also maintains a branch located in Forest Hills owned by the bank (and not subject to a mortgage).



ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information beginning on page 10 of the Sterling Bancorp Proxy Statement dated March 14, 1996 under the caption "APPROVAL OF STOCK INCENTIVE PLAN AMENDMENT" is incorporated by reference herein.

                                     PART II


        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS


              The information appearing on page 41 of the Sterling Bancorp 1995 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein.



        ITEM 6. SELECTED FINANCIAL DATA


              The information appearing on page 36 of the 1995 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.



        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


              The information appearing on pages 37 - 41 of the 1995 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference. Supplementary data appearing on page 34 footnote 20 of the 1995 Annual Report is incorporated by reference herein.



        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              The Company's consolidated financial statements as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 and the statements of condition of Sterling National Bank & Trust Company of New York as of December 31, 1995 and 1994, notes thereto and Independent Auditors' Report thereon appearing on pages 11 - 35 of the 1995 Annual Report, are incorporated by reference herein.



        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE


              None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 14, 1996 under the caption "ELECTION OF DIRECTORS" and on page 9 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" are incorporated by reference herein.

Executive Officers - This information is included pursuant to Instruction 3 to
Item 401 (b) and (c) of Regulation S-K:

                                                                                                                   Held
                                                                                                                 Executive
                                                                                                                  Office

              Name of Executive                        Title                                      Age              Since
              -----------------               -----------------------                             ---            ----------
              Louis J. Cappelli            Chairman of the Board and
                                             Chief Executive Officer,
                                              Director                                            65               1967
              John C. Millman              President, Director                                    53               1986
              Jerrold Gilbert              Executive Vice President, General
                                              Counsel & Secretary                                 59               1974
              John W. Tietjen              Senior Vice President, Treasurer
                                             and Chief Financial Officer                          51               1989
              John A. Aloisio              Vice President                                         53               1992
              Leonard Rudolph              Vice President                                         48               1992
              Frank J. Voso                Vice President                                         52               1989

All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

ITEM 11. EXECUTIVE COMPENSATION

The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 14, 1996 under the caption " Executive Compensation and Related Matters" and on page 8 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information beginning on page 9 of the Sterling Bancorp Proxy Statement dated March 14, 1996 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on page 8 of the Sterling Bancorp Proxy Statement dated March 14, 1996 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.


                                      III-1

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)       The documents filed as a part of this report are listed below:

                  1.  Financial Statements

                          Annual Report to security holders, Sterling Bancorp
                       1995 Annual Report (This document is filed only to the extent of pages 11 through 45 which are incorporated by reference herein).

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

                         (ii) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

                         4         (a) Indenture relating to floating interest
                                       rate convertible subordinated debentures,
                                       4th series, due November 1, 1998 (Filed
                                       as Exhibit 4(a) to Registrant's
                                       Registration Statement 33-23877 and
                                       incorporated by reference herein).

                                   (b) Indenture dated as of August 1, 1994
                                       relating to floating interest rate
                                       convertible subordinated debentures,
                                       series V, due July 1, 2001 (Filed as
                                       Exhibit T3C to Registrant's Application
                                       for Qualification of Indenture No.
                                       022-22183 and incorporated by reference
                                       herein).

                       10(i) Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

                                         (a) For Louis J. Cappelli

                                         (b) For John C. Millman

                         (ii) Amendments to Employment Agreements dated February 14, 1995 (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein).

                                         (a) For Louis J. Cappelli

                                         (b) For John C. Millman

                         (iii) Amendments to Employment Agreements dated February 8, 1996

                                         (a) For Louis J. Cappelli

                                         (b) For John C. Millman

                       11              Statement re Computation of Per Share
                                       Earnings.

                       13 Annual Report to security holders, Sterling Bancorp 1995 Annual Report (This document is filed only to the extent of pages 11 through 45 which are incorporated by reference herein).

                       21              Subsidiaries of the Registrant.

                       27              Financial Data Schedule.

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


                               STERLING BANCORP


                          /s/    Louis J. Cappelli
                              -----------------------------
                              Louis J. Cappelli, Chairman
                             (Principal Executive Officer)


                                 March 28, 1996
                                 --------------
                                     Date


                          /s/    John W. Tietjen
                              -----------------------------
                              John W. Tietjen, Treasurer
                     (Principal Financial and Accounting Officer)

                                 March 28, 1996
                                 --------------
                                     Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 28, 1996                            /s/            Louis J. Cappelli                       Director
- --------------                               -----------------------------------            ---------------------
   (Date)                                                (Signature)                              (Title)

March 28, 1996                            /s/            John C. Millman                         Director
- --------------                               -----------------------------------            ---------------------
   (Date)                                                (Signature)                              (Title)

March 28, 1996                            /s/            Lillian Berkman                         Director
- --------------                               -----------------------------------            ---------------------
   (Date)                                                (Signature)                              (Title)

March 28, 1996                            /s/            Henry J. Humphreys                      Director
- --------------                               -----------------------------------            ---------------------
   (Date)                                                (Signature)                              (Title)

March 28, 1996                            /s/            Allan F. Hershfield                     Director
- --------------                               -----------------------------------            ---------------------
   (Date)                                                (Signature)                              (Title)

March 28, 1996                            /s/            Walter Feldesman                        Director
- --------------                               -----------------------------------            ---------------------
   (Date)                                                (Signature)                              (Title)

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549










                                 DOCUMENTS FILED

                                    AS A PART

                                 OF THIS REPORT

                                       ON

                                    FORM 10-K

                              ANNUAL REPORT - 1995











                                 --------------






                                STERLING BANCORP

                                 DOCUMENT INDEX

1. Financial Statements

   Annual Report to security holders, Sterling Bancorp 1995 Annual Report (This document is filed only to the extent of pages 11 through 45 which are incorporated by reference herein).

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

  (ii) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

  4        (a) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 33-23877
               and incorporated by reference herein).

           (b) Indenture dated as of August 1, 1994 relating to floating interest rate convertible subordinated debentures, series V, due
               July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).

  10(i)        Employment Agreements, dated as of February 19, 1993 (Filed as
               Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's
               Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

                  (a) For Louis J. Cappelli

                  (b) For John C. Millman

  (ii)         Amendments to Employment Agreements dated February 14, 1995
               (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein).

                  (a) For Louis J. Cappelli

                  (b) For John C. Millman

  (iii)        Amendments to Employment Agreements dated February 8, 1996

                  (a) For Louis J. Cappelli

                  (b) For John C. Millman

  11           Statement re Computation of Per Share Earnings.

  13           Annual Report to security holders, Sterling Bancorp 1995 Annual
               Report (This document is filed only to the extent of pages 11 through 45 which are incorporated by reference herein).

  21           Subsidiaries of the Registrant.

  27           Financial Data Schedule.

4. Reports on Form 8-K:

      There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX


  Exhibit
  Number
  ------
  3(i)(A)      Amended and restated Certificate of Incorporation filed with the
               State of New York, Department of State, August 14, 1986 (Filed as
               Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended
               December 31, 1986 and incorporated by reference herein).

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

  (ii) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

  4  (a)       Indenture relating to floating interest rate convertible
               subordinated debentures, 4th series, due November 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 33-23877
               and incorporated by reference herein).

     (b) Indenture dated as of August 1, 1994 relating to floating interest rate convertible subordinated debentures, series V, due
               July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).

  10(i)        Employment Agreements, dated as of February 19, 1993 (Filed as
               Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's
               Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

                    (a) For Louis J. Cappelli

                    (b) For John C. Millman

  (ii)         Amendments to Employment Agreements dated February 14, 1995
               (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein).

                    (a) For Louis J. Cappelli

                    (b) For John C. Millman

  (iii)        Amendments to Employment Agreements dated February 8, 1996

                    (a) For Louis J. Cappelli

                    (b) For John C. Millman

  11           Statement re Computation of Per Share Earnings.

  13           Annual Report to security holders, Sterling Bancorp 1995 Annual
               Report (This document is filed only to the extent of pages 11 through 45 which are incorporated by reference herein).

  21           Subsidiaries of the Registrant.

  27           Financial Data Schedule.