Form 10-Q
period 1996-03-31
STERLING BANCORP
filed 1996-05-15
CIK 93451

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended      March 31, 1996



Commission file number    1-5273-1

                                Sterling Bancorp
             (Exact name of registrant as specified in its charter)

           New York                                             13-2565216
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

540 Madison Avenue, New York, N.Y.                                   10022-3299
(Address of principal executive offices)                             (Zip Code)

                                  212-826-8000
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

        As of March 31, 1996 there were outstanding 6,479,063 shares of common stock, $1.00 par value, the registrant's only class of common shares outstanding.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                              Page

        Item 1. Financial Statements

             Consolidated Financial Statements                              3
             Notes to Consolidated Financial Statements                     7

        Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

             Business                                                       9
             Financial Condition                                            9
             Asset/Liability Management                                    10
             Securities                                                    13
             Credit Risk                                                   13
             Results of Operations                                         14
             Average Balance Sheets                                        16
             Rate/Volume Analysis                                          17
             Interest Rate Sensitivity                                     18
             Risk-Based Capital Components and Ratios                      19


PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                          20



SIGNATURES                                                                 20

EXHIBIT INDEX                                                              21

        Exhibit 11 Computation of Per Share Earnings                       22
        Exhibit 27 Financial Data Schedule                                 23

                        STERLING BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 March 31,            December 31,
ASSETS                                                             1996                   1995
                                                               ------------           ------------
Cash and due from banks                                        $ 43,024,628           $ 40,720,401
Interest-bearing deposits with other banks                        3,010,000              3,000,000
Federal funds sold                                                   --                  5,000,000

Securities held to maturity estimated(market value
   $230,316,298 and $196,573,342, respectively)                 234,989,455            197,567,406
Securities held for sale (at estimated market value)             93,096,902            101,670,466
                                                               ------------           ------------
            Total investment securities                         328,086,357            299,237,872
                                                               ------------           ------------

Loans, net of unearned discounts                                361,302,995            397,228,786
Less allowance for possible loan losses                           5,766,658              5,192,203
                                                               ------------           ------------
            Loans, net                                          355,536,337            392,036,583
                                                               ------------           ------------
Customers' liability under acceptances                              554,280              2,395,089
Excess cost over equity in net assets of the
   banking subsidiary                                            21,158,440             21,158,440
Premises and equipment, net                                       3,143,872              2,733,105
Accrued interest receivable                                       4,512,464              4,151,950
Other assets                                                      8,975,369              5,175,001
                                                               ------------           ------------
                                                               $768,001,747           $775,608,441
                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                $172,163,337           $224,080,543
   Interest-bearing deposits                                    330,250,217            326,947,260
                                                               ------------           ------------
            Total deposits                                      502,413,554            551,027,803
Securities sold under agreements to repurchase                   75,942,890             51,265,620
Commercial paper                                                 29,583,600             26,607,200
Other short-term borrowings                                      17,558,487              5,331,640
Acceptances outstanding                                             554,280              2,395,089
Due to factoring clients                                         22,885,038             22,596,179
Accrued expenses and other liabilities                           19,417,106             17,381,686
                                                               ------------           ------------
                                                                668,354,955            676,605,217
                                                               ------------           ------------
Long-term convertible subordinated debentures                    21,153,000             21,346,000
Other long-term debt                                             17,750,000             18,000,000
                                                               ------------           ------------
            Total long-term debt                                 38,903,000             39,346,000
                                                               ------------           ------------
            Total liabilities                                   707,257,955            715,951,217
                                                               ------------           ------------

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares       2,525,760              2,525,760
   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued 6,518,906 and 6,496,854 shares                       6,518,906              6,496,854
   Capital surplus                                               28,549,021             28,091,878
   Retained earnings                                             26,942,702             25,641,804
   Net unrealized appreciation on securities
      available for sale, net of tax                                113,396                543,747
                                                               ------------           ------------
                                                                 64,649,785             63,300,043
   Less
      Common stock in treasury at cost, 39,843 and
        150,343 shares, respectively                                394,184              1,489,239
      Unearned compensation                                       3,511,809              2,153,580
                                                               ------------           ------------
            Total shareholders' equity                           60,743,792             59,657,224
                                                               ------------           ------------
                                                               $768,001,747           $775,608,441
                                                               ============           ============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended
                                                                                March 31,
                                                                     1996                    1995
                                                                  -----------            -----------
INTEREST INCOME
   Loans                                                          $ 8,531,269            $ 7,314,012
   Securities held to maturity                                      3,565,310              3,922,410
   Securities available for sale                                    1,620,314              1,163,234
   Federal funds sold                                                 277,433                119,157
   Deposits with other banks                                           42,093                 41,718
                                                                  -----------            -----------
            Total interest income                                  14,036,419             12,560,531
                                                                  -----------            -----------
INTEREST EXPENSE
   Deposits                                                         2,951,678              2,804,342
   Federal funds purchased and
      securities sold under agreements to repurchase                  884,721                648,824
   Commercial paper                                                   330,543                219,274
   Other short-term borrowings                                        124,456                 75,705
   Long-term debt                                                     719,108                884,337
                                                                  -----------            -----------
            Total interest expense                                  5,010,506              4,632,482
                                                                  -----------            -----------
Net interest income                                                 9,025,913              7,928,049
Provision for possible loan losses                                    577,000                315,000
                                                                  -----------            -----------
Net interest income after provision for possible
   loan losses                                                      8,448,913              7,613,049
                                                                  -----------            -----------
NONINTEREST INCOME
   Service charges on deposit accounts                                372,505                426,394
   Factoring commissions                                              602,512                279,120
   Letter of credit commissions                                       215,411                171,756
   Trust fees                                                         150,796                168,189
   Gain on sales of loans                                              32,236                 --
   Gain on sales of securities                                         22,161                 --
   Other income                                                       265,913                292,155
                                                                  -----------            -----------
            Total noninterest income                                1,661,534              1,337,614
                                                                  -----------            -----------
NONINTEREST EXPENSES
   Salaries                                                         3,183,825              2,729,596
   Employee benefits                                                  749,966                647,735
                                                                  -----------            -----------
            Total personnel expenses                                3,933,791              3,377,331
   Occupancy expense, net                                             587,883                723,392
   Equipment expense                                                  312,153                363,166
   Other expenses                                                   1,909,251              1,808,244
                                                                  -----------            -----------
            Total noninterest expenses                              6,743,078              6,272,133
                                                                  -----------            -----------
Income before income taxes                                          3,367,369              2,678,530
Provision for income taxes                                          1,607,624              1,421,456
                                                                  -----------            -----------

Net income                                                        $ 1,759,745            $ 1,257,074
                                                                  ===========            ===========

Average number of common shares outstanding
   Primary                                                          6,519,458              6,369,450
   Fully diluted                                                    8,664,599              8,951,177
Earnings per average common share

   Primary                                                              $.27                   $.20
   Fully diluted                                                         .23                    .18
Dividends paid per common share                                          .07                    .06



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       Three Months Ended
                                                    March 31,        March 31,
                                                      1996             1995
                                                  ------------     -----------
   Shareholders' equity at beginning of period    $59,657,224      $53,719,314
                                                  -----------      -----------

   Net income                                       1,759,745        1,257,074
   Dividends paid
    Common stock - $.07 and $.06 per share,
        respectively                                 (453,542)        (380,776)
     Preferred stock - at prescribed rates             (5,305)            (343)
   Conversions of subordinated debentures
      into common stock                               193,000          --
   Amortization of unearned compensation               23,021          --
   Change in valuation account for securities
      available for sale, net of tax                 (430,351)         773,909
                                                  -----------      -----------
  Net change in shareholders' equity                1,086,568        1,649,864
                                                  -----------      -----------
  Shareholders' equity at end of period           $60,743,792      $55,369,178
                                                  ===========      ===========


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                1996                   1995
                                                                            ------------          ------------
OPERATING ACTIVITIES
  Net income                                                                $  1,759,745          $  1,257,074
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for possible loan losses                                       577,000               315,000
        Depreciation and amortization of premises and equipment                  162,434               238,504
        Deferred income tax (benefit) provision                                 (139,792)              123,256
        Gain on sale of securities                                               (22,161)             --
        Gain on sale of loans                                                    (32,236)             --
        Amortization of unearned compensation                                     23,021              --
        Amortization of premiums on investment securities                        418,954               354,036
        Accretion of discounts on investment securities                          (39,040)              (20,944)
        Increase in accrued interest receivable                                 (360,514)             (317,879)
              Increase in accrued expenses and other liabilities               2,324,279             3,158,397
        Other, net                                                            (3,295,455)             (849,687)
                                                                            ------------          ------------

              Net cash provided by operating activities                        1,376,235             4,257,757
                                                                            ------------          ------------
INVESTING ACTIVITIES
   Purchase of premises and equipment                                           (573,201)             (143,186)
   Net increase in interest-bearing deposits
    with other banks                                                             (10,000)              (30,000)
   Net decrease in Federal funds sold                                          5,000,000             3,000,000
   Net decrease in loans                                                      35,955,482            13,701,457
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                         7,981,976             6,334,922
   Purchases of securities - held to maturity                                (45,650,703)             --
   Proceeds from sale of securities - available for sale                       5,017,969              --
   Proceeds from prepayments, redemptions or maturities of
      securities - available for sale                                          2,649,048             1,462,737
   Purchase of securities - available for sale                                     --               (5,207,922)
                                                                            ------------          ------------

              Net cash provided by investing activities                       10,370,571            19,118,008
                                                                            ------------          ------------
FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                              (51,917,206)          (18,433,882)
   Net increase (decrease) in interest-bearing deposits                        3,302,957           (11,521,208)
   Net increase in securities sold under
      repurchase agreements                                                   24,677,270             1,279,218
   Net increase in commercial paper
      and other short-term borrowings                                         15,203,247               314,635
   Decrease in long-term debt                                                   (250,000)              --
   Cash dividends paid on common and preferred stock                            (458,847)             (381,119)
   Maturities and prepayments on debentures                                        --                  (534,000)
                                                                            ------------          -------------

              Net cash used by financing activities                           (9,442,579)          (29,276,356)
                                                                            ------------          ------------
Net increase(decrease) in cash and due from banks                              2,304,227            (5,900,591)
Cash and due from banks - beginning of period                                 40,720,401            39,224,764
                                                                            ------------          ------------
Cash and due from banks - end of period                                     $ 43,024,628          $ 33,324,173
                                                                            ============          ============
Supplemental schedule of non-cash financing activities:
   Conversion of debentures                                                 $    193,000              --
   Issuance of treasury shares                                                 1,381,250              --

Supplemental disclosure of cash flow information:
   Interest paid                                                            $  5,480,943          $  4,622,324
   Income taxes paid                                                             518,650               641,088




See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1995 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares, $5 par value, comprise 1,288 Series B shares (of 4,389 authorized) and 250,000 Series D Shares (of 300,000 authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

4. Under the provisions of the Stock Incentive Plan, on January 3, 1996, the parent company made restricted stock awards to key employees of 110,500 shares from treasury stock and granted key employees incentive stock options to purchase 109,500 shares.

         The restricted stock awards vest in four equal annual installments starting one year from the date of the award, with any unvested shares to revert to the parent company if the holder's employment terminates other than for certain specified reasons. In connection with the issuance of the restricted shares, the Company recognized unearned incentive compensation, equal to the market value of the shares issued on the date of the award, which will be amortized as a charge to salaries expense over the vesting period. The balance of unearned compensation is reported as a reduction of shareholders' equity. For income tax purposes, the Company is entitled to deductions as each installment vests in an amount equal to the average market value of the shares on the vesting date and for dividends paid on unvested shares.

         The incentive stock options, awarded at the closing market price on the date of grant, expire ten years from the date of grant and become exercisable in four annual installments, starting one year from the date of grant, or upon death or disability of the grantee. No expense is required to be recognized in connection with options granted.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         In October 1995, the Financial Accounting Standards Board, ("FASB") issued Statements of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established financial accounting and reporting standards for stock-based compensation plans. Such plans include all arrangements by which employees or others receive shares of stock or other equity instruments of the parent company, or arrangements by which the parent company incurs liabilities in amounts based on the price of the parent company's stock. Examples are incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights or any combination thereof. SFAS 123 allows two alternative accounting methods: (1) a fair-value based method, or (2) an intrinsic-value based method which is already prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB25"). Both the accounting and disclosure requirement of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The parent company intends to continue accounting for its employee stock compensation plans under its current method (APB25), and will adopt the disclosure requirements of SFAS 123 in 1996.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS

Sterling Bancorp (the parent company) is a bank holding company, as defined by the Bank Holding Company Act of 1956, as amended, with subsidiaries providing a full range of financial services, including business and consumer loans, asset based financing, factoring, trade financing, mortgage lending, leasing, and trust and estate services. The parent company owns all of the outstanding shares of Sterling National Bank & Trust Company of New York (the bank), its principal subsidiary, and of Standard Factors Corporation/Sterling Factors, Universal Finance Corporation, Sterling Banking Corporation and Sterling Industrial Loan Association (finance subsidiaries). As used throughout this report, "the Company" refers to Sterling Bancorp and its subsidiaries.

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At March 31, 1996, the bank's year to date average earning assets (of which loans were 46% and securities were 50%) represented approximately 93% of the Company's year to date average earning assets. See page 16 for the composition of the Company's average balance sheets for the three months ended March 31, 1996 and March 31, 1995.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At March 31, 1996, the parent company had on hand approximately $12,171,000 in cash.

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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

At March 31, 1996, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $23,403,000. To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with $11,000,000 principal amount since
1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. The parent company's long-term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long-term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms.

At March 31, 1996, the parent company's short-term debt, consisting principally of commercial paper, was approximately $29,834,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $10,858,161 and back-up credit lines with banks of $14,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). At March 31, 1996, the risk-based capital ratios and the leverage ratio for the Company and the bank exceeded the most stringent requirements contemplated by these guidelines. Information regarding the Company's and the bank's risk-based capital, at March 31, 1996 and December 31, 1995, is presented on page 19.

While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

ASSET/LIABILITY MANAGEMENT

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

The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. The Company can also utilize this technique to stress test its portfolio to determine the impact of various interest rate scenarios on the Company's net interest income.

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

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors and the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. At March 31, 1996, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

At March 31, 1996, the Company's off-balance sheet financial instruments consisted of two interest rate floor contracts having a notional amount totaling $75 million; one contract with a notional amount of $50 million has a final maturity of February 27, 2000 and the other contract with a notional amount of $25 million has a final maturity of March 17, 1998. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes.

Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest rate (3-month LIBOR) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes these financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment.

The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. The Company paid up front premiums of $715,000 for the interest rate floor contracts that it entered into in 1995. These premiums are amortized monthly against interest income from the designated assets. At March 31, 1996, the unamortized premiums on these contracts totaled $540,000 and are included in other assets. At March 31, 1996, $5,000 was receivable under these contracts.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SECURITIES

The Company's securities portfolios are comprised principally of U.S. Government and U.S. Government corporation and agency mortgage backed securities along with other debt and equity securities. At March 31, 1996, the Company's portfolio of securities totalled $328,086,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities having an average life of approximately 2 years amounted to $319,618,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity."

These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $603,000 and $5,324,000 respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $827,000 and gross unrealized losses of $617,000. Given the relatively short - term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.

CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at March 31, 1996 were as follows:


                                               Company          Bank
                                               -------        --------
                                                     (in thousands)
Domestic
  Commercial and industrial                    $300,762       $247,884
  Real estate - mortgage                         50,783         49,629
  Real estate - construction                      1,217          1,217
  Installment - individuals                      14,345         14,345
Foreign
  Government and official institutions              789            789
                                               --------       --------
  Loans, gross                                  367,896        313,864
  Less unearned discounts                         6,593          6,217
                                               --------       --------
Loans, net of unearned discounts               $361,303       $307,647
                                               ========       ========

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

The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio including loans identified as impaired as required by SFAS No. 114 and No. 118. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 1996, the ratio of the allowance to loans, net of unearned discounts, was 1.6%. At March 31, 1996, the Company's allowance was $5,767,000 and its non-accrual loans amounted to $398,000. At March 31, 1996, $340,000 of loans were impaired within the scope of SFAS No. 114 and required valuation allowances of $194,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 1996. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $361,000 at March 31, 1996.

RESULTS OF OPERATIONS

The Company's earnings are primarily dependent on net interest income which can be affected by changes in interest rates. An analysis of the Company's interest rate sensitivity is presented on page 18. Net interest income varies with the mix of interest-earning assets and interest-bearing liabilities and their respective yields earned and rates paid. The increases (decreases) for the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 17. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 16.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
Total interest income increased $1,426,000 for the three months ended March 31, 1996 when compared with the same period last year principally due to improved yields as well as higher average outstandings. Interest and fees on loans increased $1,166,000 principally due to higher average outstandings. An increase in average securities outstandings coupled with higher yields, resulted in an increase in income from securities of $101,000.

Total interest expense for the three months ended March 31, 1996 increased $379,000 when compared with the same period in 1995 principally due to increased average outstandings. Interest expense on interest-bearing deposits rose $148,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings increased $231,000 for the three months ended March 31, 1996 versus the like period a year ago. The increase is attributable to an increase in average outstandings partially offset by lower rates paid.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the portfolio, $577,000 was provided for possible loan losses for the three months ended March 31, 1996.

Noninterest income increased $375,000 for the first quarter of 1996 when compared with the same period in 1995 due primarily to increased factoring commissions.

Noninterest expenses increased $471,000 for the three months ended March 31, 1996 versus the same period last year reflecting higher salary and employee benefit costs associated with the Company's higher levels of business activities as well as higher general business costs.

The provision for income taxes increased $186,000 for the first quarter 1996 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $503,000 for the three months ended March 31, 1996 when compared with the same period in 1995.

                        STERLING BANCORP AND SUBSIDIARIES
                           AVERAGE BALANCE SHEETS(1)
                          THREE MONTHS ENDED MARCH 31,

                                                            1996                                         1995
                                            --------------------------------------     --------------------------------------
                                            Average                       Average       Average                       Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       -------
Interest-bearing deposits
   with other banks                         $  3,025       $     42          5.60%      $  2,972       $     42          5.28%
Securities
   Held to maturity(2)                       217,915          3,565          6.54        241,296          3,922          6.51
   Available for sale                         97,795          1,621          6.71         71,328          1,163          6.57
Federal funds sold                            19,879            278          5.52          7,856            119          6.07
Loans, net of unearned
   discounts(3)                              340,156          8,531         10.85        286,502          7,365         10.79
                                            --------       --------                     --------       --------
         TOTAL EARNING ASSETS                678,770         14,037          8.58        609,954         12,611          8.48
                                                           --------        ------                      --------        ------

Cash and due from banks                       39,057                                      39,692
Allowance for possible
   loan losses                                (5,418)                                     (4,229)
Goodwill                                      21,158                                      21,158
Other assets                                  15,523                                      12,447
                                            --------                                    --------

         TOTAL ASSETS                       $749,090                                    $679,022
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $183,303          1,066          2.34       $179,347            997          2.26
   Other time                                154,037          1,886          4.92        153,063          1,807          4.78
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          337,340          2,952          3.52        332,410          2,804          3.42
                                            --------       --------                     --------       --------
Borrowings
   Securities sold under
      agreements to repurchase                69,012            885          5.16         48,327            649          5.46
   Commercial paper                           25,944            331          5.12         16,586            219          5.36
   Other short-term debt                       5,740            124          5.09          6,554             76          4.58
   Long-term debt                             39,342            719          7.35         48,705            884          7.36
                                            --------       --------                     --------       --------
         Total borrowings                    140,038          2,059          5.76        120,172          1,828          6.17
                                            --------       --------                     --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       477,378          5,011          4.18        452,582          4,632          4.15
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 170,418                                     150,535
Due to factored clients                       21,231                                      12,434
Other liabilities                             19,555                                       9,289
                                            --------                                    --------
       Total liabilities                     688,582                                     624,840

Shareholders' equity                          60,508                                      54,182
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $749,090                                    $679,022
                                            ========                                    ========

Net interest income/spread                                 $  9,026          4.40%                     $  7,979         4.33%
                                                           ========          ====                      ========        =====

Net yield on interest-earning
          assets                                                             5.51%                                      5.35%
                                                                             ====                                      =====


(1) The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.

(2) Interest on tax-exempt securities included herein is not presented on a tax equivalent basis.

(3) Non-accrual loans are included in the average balance which reduces the average yields.

                        STERLING BANCORP AND SUBSIDIARIES
                              RATE/VOLUME ANALYSIS
                          THREE MONTHS ENDED MARCH 31,
                                ($ in thousands)

                                                                      INCREASE/(DECREASE)
                                                                      THREE MONTHS ENDED
                                                                   MARCH 31, 1996 AND 1995
                                                            --------------------------------------
                                                             VOLUME         RATE          TOTAL(1)
                                                            -------        -------        -------
INTEREST INCOME
Interest-bearing deposits with other banks                  $    (1)       $     1        $  --
                                                            -------        -------        -------
Securities
   Held to maturity                                            (359)             2           (357)
   Available for sale(2)                                        440             18            458
                                                            -------        -------        -------
      Total                                                      81             20            101
                                                            -------        -------        -------

Federal funds sold                                              177            (18)           159
                                                            -------        -------        -------
Loans, net of unearned discounts(3)                           1,123             43          1,166
                                                            -------        -------        -------
   TOTAL INTEREST INCOME                                    $ 1,380        $    46        $ 1,426
                                                            =======        =======        =======
INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                  $    33        $    36        $    69
   Other time                                                    29             50             79
                                                            -------        -------        -------
         Total                                                   62             86            148
                                                            -------        -------        -------
Borrowings
   Securities sold under agreements to repurchase               280            (44)           236
   Commercial paper                                             125            (13)           112
   Other short-term debt                                         (9)            57             48
   Long-term debt                                              (163)            (2)          (165)
                                                            -------        -------        -------
      Total                                                     233             (2)           231
                                                            -------        -------        -------

TOTAL INTEREST EXPENSE                                      $   295        $    84        $   379
                                                            =======        =======        =======

NET INTEREST INCOME                                         $ 1,085        $   (38)       $ 1,047
                                                            =======        =======        =======


(1) The rate/volume variance is allocated equally between changes in volume and rate. The extra day in 1996 has been included in the change due to volume.

(2)   Includes Federal Reserve Bank and other stock investments.

(3) Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES

                            INTEREST RATE SENSITIVITY
                                 ($ in thousands)

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

                                                                             REPRICING DATE
                                              -------------------------------------------------------------------------------------
                                                              MORE THAN                                          NON
                                              3 MONTHS        3 MONTHS        1 YEAR TO         OVER            RATE
                                               OR LESS        TO 1 YEAR        5 YEARS         5 YEARS        SENSITIVE     TOTAL
                                              ---------       ---------       ---------       ---------       ---------   ---------
ASSETS
   Interest-bearing deposits
       with other banks                       $   1,200       $  1,810        $  --           $  --           $  --       $   3,010
   Securities                                    --             24,653           57,933         240,532           4,968     328,086
   Loans, net of unearned
    discounts                                   278,912         12,006           41,174          35,804          (6,593)    361,303
   Noninterest-earnings assets
    and allowance for possible
    loan losses                                  --              --              --              --              75,603      75,603
                                              ---------       ---------       ---------       ---------       ---------   ---------

      Total Assets                              280,112          38,469          99,107         276,336          73,978     768,002
                                              ---------       ---------       ---------       ---------       ---------   ---------
LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits                    173,074          34,138         123,038          --              --         330,250
  Securities sold under
     repurchase agreements                       54,153          21,790          --              --              --          75,943
  Commercial paper                               29,584          --              --              --              --          29,584
  Other short-term borrowings                    13,058           4,500          --              --              --          17,558
   Long-term debt                                21,153          --              17,050             700          --          38,903
   Noninterest-bearing
    liabilities and share-
     holders' equity                             --              --              --              --             275,764     275,764
                                              ---------       ---------       ---------       ---------       ---------   ---------
       Total Liabilities and
          Shareholders' Equity                $ 291,022       $  60,428       $ 140,088       $     700       $ 275,764   $ 768,002
                                              =========       =========       =========       =========       =========   =========
Net Interest Rate
      Sensitivity Gap                         $ (10,910)      $ (21,959)      $ (40,981)      $ 275,636       $(201,786)  $  --
                                              =========       =========       =========       =========       =========   =========
Cumulative Gap at
      March 31, 1996                          $ (10,910)      $ (32,869)      $ (73,850)      $ 201,786       $  --       $  --
                                              =========       =========       =========       =========       =========   =========
Cumulative Gap at
      March 31, 1995                          $  28,043       $  12,589       $ (66,632)      $ 171,967       $  --       $  --
                                              =========       =========       =========       =========       =========   =========
Cumulative Gap at
      December 31, 1995                       $  76,612       $  53,606       $  23,820       $ 256,359       $  --       $  --
                                              =========       =========       =========       =========       =========   =========


                        STERLING BANCORP AND SUBSIDIARIES
                    RISK-BASED CAPITAL COMPONENTS AND RATIOS
                                ($ in thousands)


                                                         THE COMPANY                           THE BANK
                                                  ------------------------------------------------------------
                                                   3/31/96         12/31/95            3/31/96        12/31/95
                                                  --------         --------           --------        --------
COMPONENTS
   Stockholders' equity                           $ 60,744         $ 59,657           $ 48,573        $ 47,940
   Add/(Subtract):
      Minority interest                               --                  8                --              --
      Goodwill                                     (21,158)         (21,158)               --              --
      Net unrealized appreciation on
         securities available for sale,
          net of tax effect (1)                       (114)            (544)              (111)           (541)
                                                  --------         --------           --------        --------

      Tier 1 Capital                                39,472           37,963             48,462          47,399
                                                  --------         --------           --------        --------
   Allowance for possible loan losses
      (limited to 1.25% of total risk-
        weighted assets)                             5,210            5,192              3,808           3,649
   Subordinated debt (limited to 50%
      of Tier 1 Capital)                            12,557           12,751               --              --
                                                  --------         --------           --------        --------

      Tier 2 Capital                                17,767           17,943              3,808           3,649
                                                  --------         --------           --------        --------

      Total Risk-based Capital                    $ 57,239         $ 55,906           $ 52,270        $ 51,048
                                                  ========         ========           ========        ========
RATIOS
   Tier 1 Capital                                     9.47%            8.54%             13.48%          11.98%
                                                  ========         ========           ========        ========
   Total Capital                                     13.75%           12.58%             14.54%          12.90%
                                                  ========         ========           ========        ========
   Leverage                                           5.42%            5.37%              7.14%           7.19%
                                                  ========         ========           ========        ========
Memoranda
   Tier 1 Capital minimum requirement             $ 16,672         $ 17,777           $ 14,376        $ 15,826
                                                  ========         ========           ========        ========
   Total Capital minimum requirement              $ 33,344         $ 35,554           $ 28,751        $ 31,652
                                                  ========         ========           ========        ========
   Risk-weighted assets, net of goodwill          $416,797         $444,425           $359,391        $395,645
                                                  ========         ========           ========        ========
   Quarterly average assets, net of goodwill      $727,932         $706,632           $678,542        $659,574
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

                                             STERLING BANCORP
                                                (Registrant)

Date       5/15/96                        /s/   Louis J. Cappelli
                                                --------------------------------
                                                Louis J. Cappelli
                                                Chairman and
                                                Chief Executive Officer

Date       5/15/96                        /s/   John W. Tietjen
                                                --------------------------------
                                                John W. Tietjen
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                  Incorporated                   Sequential
Exhibit                             Herein By        Filed          Page
 Number      Description          Reference To      Herewith         No.
- -------      ------------         ------------      --------         --
 11          Computation of                            X              21
             Per Share Earnings



 27          Financial Data                            X              22
             Schedule
