Form 10-Q
period 1996-06-30
STERLING BANCORP
filed 1996-08-14
CIK 93451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED            JUNE 30, 1996
                               ---------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    ---------------------


COMMISSION FILE NUMBER:             1-5273-1
                         ---------------------------------------------------


                                STERLING BANCORP
- ----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEW YORK                                                 13-2565216
- ----------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                                IDENTIFICATION


540 MADISON AVENUE, NEW YORK, N.Y.                               10022-3299
- ----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                           (ZIP CODE)


                                  212-826-8000
- ----------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                    N/A
- ----------------------------------------------------------------------------
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 /X/ YES  / / NO


        AS OF JUNE 30, 1996 THERE WERE 7,293,154 SHARES OF COMMON STOCK,
                         $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                  Page
                                                                              ----

       Item 1. Financial Statements

            Consolidated Financial Statements                                   3
            Notes to Consolidated Financial Statements                          7

       Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

            Business                                                            9
            Financial Condition                                                 9
            Asset/Liability Management                                         10
            Securities                                                         13
            Credit Risk                                                        13
            Results of Operations                                              14
            Average Balance Sheets                                             17
            Rate/Volume Analysis                                               19
            Interest Rate Sensitivity                                          21
            Risk-Based Capital Components and Ratios                           22


PART II OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security-Holders            23
       Item 6.  Exhibits and Reports on Form 8-K                               24



SIGNATURES                                                                     24


EXHIBIT INDEX                                                                  25

       Exhibit 11 Computation of Per Share Earnings                            26
       Exhibit 27 Financial Data Schedule                                      27

                       STERLING BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                           June 30,             December 31,
ASSETS                                                                                       1996                   1995
                                                                                         ------------           ------------
Cash and due from banks                                                                  $ 37,319,881           $ 40,720,401
Interest-bearing deposits with other banks                                                  3,010,000              3,000,000
Federal funds sold                                                                              --                 5,000,000
Securities
   Held to maturity (estimated market value
     $231,518,317 and $196,573,342, respectively)                                         237,831,251            197,567,406
   Available for sale (at estimated market value)                                          95,273,102            101,670,466
                                                                                         ------------           ------------
           Total investment securities                                                    333,104,353            299,237,872
                                                                                         ------------           ------------

Loans, net of unearned discounts                                                          377,244,649            397,228,786
Less allowance for possible loan losses                                                     6,233,425              5,192,203
                                                                                         ------------           ------------
           Loans, net                                                                     371,011,224            392,036,583
                                                                                         ------------           ------------
Customers' liability under acceptances                                                        775,545              2,395,089
Excess cost over equity in net assets of the
   banking subsidiary                                                                      21,158,440             21,158,440
Premises and equipment, net                                                                 3,400,891              2,733,105
Accrued interest receivable                                                                 4,132,835              4,151,950
Other assets                                                                                8,582,165              5,175,001
                                                                                         ------------           ------------
                                                                                         $782,495,334           $775,608,441
                                                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                                          $180,520,354           $224,080,543
   Interest-bearing deposits                                                              327,296,447            326,947,260
                                                                                         ------------           ------------
           Total deposits                                                                 507,816,801            551,027,803
Securities sold under agreements to repurchase                                             84,071,963             51,265,620
Commercial paper                                                                           31,705,000             26,607,200
Other short-term borrowings                                                                23,354,043              5,331,640
Acceptances outstanding                                                                       775,545              2,395,089
Due to factoring clients                                                                   18,766,163             22,596,179
Accrued expenses and other liabilities                                                     15,193,896             17,381,686
                                                                                         ------------           ------------
                                                                                          681,683,411            676,605,217
                                                                                         ------------           ------------

Long-term convertible subordinated debentures                                              14,326,000             21,346,000
Other long-term debt                                                                       17,750,000             18,000,000
                                                                                         ------------           ------------
           Total long-term debt                                                            32,076,000             39,346,000
                                                                                         ------------           ------------
           Total liabilities                                                              713,759,411            715,951,217
                                                                                         ------------           ------------

Commitments and contingent liabilities


Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares                                 2,524,600              2,525,760
   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued  7,293,154 and 6,496,854 shares, respectively                                  7,293,154              6,496,854
   Capital surplus                                                                         34,547,293             28,091,878
   Retained earnings                                                                       28,354,545             25,641,804
   Net unrealized (depreciation) appreciation securities
      available for sale, net of tax                                                         (146,739)              543,747
                                                                                         ------------           -----------
                                                                                           72,572,853             63,300,043
   Less
      Common shares in treasury at cost, 39,843 and
        150,343 shares, respectively                                                          394,184              1,489,239
      Unearned compensation                                                                 3,442,746              2,153,580
                                                                                         ------------           ------------
           Total shareholders' equity                                                      68,735,923             59,657,224
                                                                                         ------------           ------------
                                                                                         $782,495,334           $775,608,441
                                                                                         ============           ============

  See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income


                                                       Three Months Ended                      Six Months Ended
                                                            June 30,                               June 30,
                                                      1996               1995                 1996              1995
                                                  -----------        -----------          -----------       -----------
INTEREST INCOME
   Loans                                          $ 9,259,095       $ 8,104,352          $17,790,364       $15,418,364
   Securities held to maturity                      3,812,992         3,854,381            7,378,302         7,776,791
   Securities available for sale                    1,574,293         1,234,431            3,194,607         2,397,665
   Federal funds sold                                   --               83,992              277,433           203,149
   Deposits with other banks                           39,897            49,199               81,990            90,917
                                                  -----------       -----------          -----------       -----------
           Total interest income                   14,686,277        13,326,355           28,722,696        25,886,886
                                                  -----------       -----------          -----------       -----------

INTEREST EXPENSE
   Deposits                                         2,962,841         2,928,644            5,914,519         5,732,986
   Federal funds purchased and
      securities sold under agreements
      to repurchase                                   958,552           736,306            1,843,273         1,385,130
   Commercial paper                                   364,067           282,505              694,610           501,779
   Other short-term borrowings                        256,045            64,629              380,501           140,334
   Long-term debt                                     418,277           895,481            1,137,385         1,779,818
                                                  -----------       -----------          -----------       -----------
           Total interest expense                   4,959,782         4,907,565            9,970,288         9,540,047
                                                  -----------       -----------          -----------       -----------
Net interest income                                 9,726,495         8,418,790           18,752,408        16,346,839
Provision for possible loan losses                    562,500           345,000            1,139,500           660,000
                                                  -----------       -----------          -----------       -----------
Net interest income after provision
 for possible loan losses                           9,163,995         8,073,790           17,612,908        15,686,839
                                                  -----------       -----------          -----------       -----------

NONINTEREST INCOME
   Service charges on deposit accounts                445,380           438,076              817,885           864,470
   Factoring commissions                              771,007           310,478            1,373,519           589,598
   Letter of credit commissions                       200,617           174,849              416,028           346,605
   Trust fees                                         122,319           118,246              273,115           286,435
   Gain on sales of loans                              36,872             --                  69,108             --
   Gain on sales of securities                          --                4,801               22,161             4,801
   Other income                                       405,915           308,236              671,828           600,391
                                                  -----------       -----------          -----------       -----------
           Total noninterest income                 1,982,110         1,354,686            3,643,644         2,692,300
                                                  -----------       -----------          -----------       -----------

NONINTEREST EXPENSES
   Salaries                                         3,307,120         2,813,678            6,490,945         5,543,274
   Employee benefits                                  764,205           767,468            1,514,171         1,415,203
                                                  -----------       -----------          -----------       -----------
           Total personnel expenses                 4,071,325         3,581,146            8,005,116         6,958,477
   Occupancy expense, net                             594,305           718,560            1,182,188         1,441,952
   Equipment expense                                  430,895           339,214              743,048           702,380
   Other expenses                                   2,249,951         2,111,290            4,159,202         3,919,534
                                                  -----------       -----------          -----------       -----------
           Total noninterest expenses               7,346,476         6,750,210           14,089,554        13,022,343
                                                  -----------       -----------          -----------       -----------
Income before income taxes                          3,799,629         2,678,266            7,166,998         5,356,796
Provision for income taxes                          1,814,543         1,381,702            3,422,167         2,803,158
                                                  -----------       -----------          -----------       -----------

Net income                                        $ 1,985,086       $ 1,296,564          $ 3,744,831       $ 2,553,638
                                                  ===========       ===========          ===========       ===========

Average number of common shares outstanding
   Primary                                          6,965,918         6,375,022            6,767,391         6,372,308
   Fully diluted                                    8,321,730         8,954,674            8,127,896         8,951,937
Earnings per average common share
   Primary                                              $.28              $.20                 $.55              $.40
   Fully diluted                                         .25               .18                  .50               .36
Dividends per common share                               .08               .06                  .15               .12

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity



                                                               Six Months Ended
                                                        June 30,                June 30,
                                                          1996                    1995
                                                      ------------            ------------

Shareholders' equity at beginning of period           $ 59,657,224            $ 53,719,314
                                                      ------------            ------------

Net income                                               3,744,831               2,553,638
Dividends paid
   Common stock- $.15  and $.12 per share,
     respectively                                       (1,021,418)               (761,557)
   Preferred stock - at prescribed rates                   (10,672)                   (751)
Conversions of subordinated debentures
   into common stock                                     6,953,485                   2,990
Options exercised                                           10,875                   --
Amortization of unearned compensation                       92,084                   --
Change in valuation account for securities
   available for sale, net of tax                         (690,486)              1,299,102
                                                      ------------            ------------
Net change in shareholders' equity                       9,078,699               3,093,422
                                                      ------------            ------------
Shareholders' equity at end of period                 $ 68,735,923            $ 56,812,736
                                                      ============            ============





See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               1996                 1995
                                                                           ------------        ------------

OPERATING ACTIVITIES
  Net income                                                               $  3,744,831        $  2,553,638
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for possible loan losses                                    1,139,500             660,000
        Depreciation and amortization of premises and equipment                 345,111             484,246
        Deferred income tax (benefit)provision                                 (327,769)             35,017
        Gain on sale of securities                                              (22,161)             (4,801)
        Gain on sale of loans                                                   (69,108)              --
        Amortization of unearned compensation                                    92,084               --
        Amortization of premiums of investment securities                       900,620             707,270
        Accretion of discounts on securities                                    (78,110)            (51,414)
        Decrease in accrued interest receivable                                  19,115             577,616
        (Decrease)Increase in accrued expenses and
           other liabilities                                                 (6,017,806)          7,468,654
        Other, net                                                           (2,522,660)           (902,002)
                                                                           ------------        ------------

             Net cash (used in) provided by operating activities             (2,796,353)         11,528,224
                                                                           ------------        ------------

INVESTING ACTIVITIES
   Purchase of premises and equipment                                        (1,012,897)           (220,367)
   Net increase in interest-bearing deposits
    with other banks                                                            (10,000)            (30,000)
   Net decrease in Federal funds sold                                         5,000,000         (17,000,000)
   Net decrease(increase) in loans                                           19,984,137         (12,307,318)
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                       18,496,830          12,892,304
   Purchases of securities - held to maturity                               (59,323,005)         (6,122,212)
   Proceeds from sale of securities-available for sale                        5,017,969           8,977,432
   Proceeds from prepayments, redemptions or maturities of
      securities - available for sale                                         5,040,446           2,581,245
   Purchases of securities - available for sale                              (5,175,461)        (10,038,782)
                                                                           ------------        ------------
             Net cash used in investing activities                          (11,981,981)        (21,267,698)
                                                                           ------------        ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                             (43,560,189)        (10,196,967)
   Net increase(decrease) in interest-bearing deposits                          349,187         (24,697,550)
   Net increase in securities sold under
       agreements to repurchase                                              32,806,343          27,012,510
   Net increase in commercial paper
      and other short-term borrowings                                        23,120,203          16,043,451
   Decrease in other long-term debt                                            (250,000)              --
   Options exercised on common shares                                            10,875               --
   Cash dividends paid on common and preferred stock                         (1,032,090)           (762,308)
   Maturities and prepayments on debentures                                     (66,515)           (534,000)
                                                                           ------------        ------------
             Net cash provided by financing activities                       11,377,814           6,865,136
                                                                           ------------        ------------
Net decrease in cash and due from banks                                      (3,400,520)         (2,874,338)
Cash and due from banks - beginning of period                                40,720,401          39,224,764
                                                                           ------------        ------------
Cash and due from banks - end of period                                    $ 37,319,881        $ 36,350,426
                                                                           ============        ============

Supplemental schedule of non-cash financing activities:
   Conversion of debentures                                                $  6,953,485        $      2,990
   Issuance of treasury shares                                                1,381,250               --

Supplemental disclosure of cash flow information:
   Interest paid                                                           $ 11,479,649        $  8,077,886
   Income taxes paid                                                          3,370,750           2,832,156

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1995 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 authorized) and 250,000 Series D Shares (of 300,000 authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



       In October 1995, the Financial Accounting Standards Board, ("FASB") issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established financial accounting and reporting standards for stock-based compensation plans. Such plans include all arrangements by which employees or others receive shares of stock or other equity instruments of the parent company, or arrangements by which the parent company incurs liabilities in amounts based on the price of the parent company's stock. Examples are incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights or any combination thereof. SFAS 123 allows two alternative accounting methods: (1) a fair-value based method, or (2) an intrinsic-value based method which is already prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB25"). Both the accounting and disclosure requirement of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The parent company intends to continue accounting for its employee stock compensation plans under its current method (APB25), and will adopt the disclosure requirements of SFAS 123 in 1996.

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

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At June 30, 1996, the bank's year to date average earning assets (of which loans were 47% and securities were 51%) represented approximately 92% of the Company's year to date average earning assets. See pages 17 and 18 for the composition of the Company's average balance sheets for the three and six months ended June 30, 1996 and June 30, 1995.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At June 30, 1996, the parent company had on hand approximately $14,077,000 in cash.

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

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



At June 30, 1996, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $14,326,000.
To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with approximately $18 million principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. On April 18, 1996, the parent company called for redemption as of May 20, 1996, the entire outstanding balance ($7,020,000 ) Fifth Series Convertible Debentures due July 1, 2001. Virtually all of the debentures were converted into 794,684 shares of common stock. The parent company's long-term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long-term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms.

At June 30, 1996, the parent company's short-term debt, consisting principally of commercial paper, was approximately $31,705,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $53,623,000 and back-up credit lines with banks of $14,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). At June 30, 1996, the risk-based capital ratios and the leverage ratio for the Company and the bank exceeded the most stringent requirements contemplated by these guidelines. Information regarding the Company's and the bank's risk-based capital, at June 30, 1996 and December 31, 1995, is presented on page 22.

While past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

ASSET/LIABILITY MANAGEMENT

The Company's primary earnings source is its net interest income; therefore the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company's net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.

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

The Company's balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. The Company monitors the interest rate sensitivity of its on-and off-balance sheet positions by examining its near-term sensitivity and its longer term gap (as defined below) position. The Company utilizes several tools in its management of interest rate risk, primarily utilizing a sophisticated income simulation model and complementing this with a traditional gap analysis.

The income simulation model measures the Company's net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.

The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin.
The Company has established certain limits for the potential volatility of its net interest margin, assuming certain levels of changes in market interest rates, with the objective of maintaining a stable net interest margin under various probable rate scenarios. The Company can also utilize this technique to stress test its portfolio to determine the impact of various interest rate scenarios on the Company's net interest income.


The traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate
environment.   A  negative  gap (liability sensitive)  will  generally  have the

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




opposite results on an institution's net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer term structure of the balance sheet.

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors and the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. At June 30, 1996, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

At June 30, 1996, the Company's off-balance sheet financial instruments consisted of two interest rate floor contracts having a notional amount totaling $75 million; one contract with a notional amount of $50 million has a final maturity of February 27, 2000 and the other contract with a notional amount of $25 million has a final maturity of March 17, 1998. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes.

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

The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. The Company paid up-front premiums of $715,000 for the interest rate floor contracts that it entered into in 1995. These premiums are amortized monthly against interest income from the designated assets. At June 30, 1996, the unamortized premiums on these contracts totaled $499,000 and are included in other assets. At June 30, 1996, $28,000 was receivable under the contracts.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SECURITIES

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency mortgage-backed securities along with other debt and equity securities. At June 30, 1996, the Company's portfolio of securities totalled $333,104,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 3 years amounted to $320,930,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $403,000 and $6,718,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $450,000 and gross unrealized losses of $726,000. Given the relatively short term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at June 30, 1996 were as follows:

                                                              Company                    Bank
                                                            ----------               ----------
                                                                      (in thousands)
Domestic
  Commercial and industrial                                 $  292,061               $  238,256
  Real estate - mortgage                                        48,898                   48,736
  Real estate - construction                                     1,289                    1,289
  Installment - individuals                                     12,475                   12,475
  Lease financing                                               28,515                   28,515
Foreign
  Government and official institutions                             789                      789
                                                            ----------               ----------
  Loans, gross                                                 384,027                  330,060
  Less unearned discounts                                        6,782                    6,290
                                                            ----------               ----------
Loans, net of unearned discounts                            $  377,245               $  323,770
                                                            ==========               ==========

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Company's portfolio of loans is increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which, in turn, depends on current and expected economic conditions, the financial condition of borrowers and the credit management process.


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio including loans identified as impaired as required by SFAS No. 114 and No. 118. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 1996, the ratio of the allowance to loans, net of unearned discounts, was 1.7%. At June 30, 1996, the Company's allowance was $6,233,000 and its non-accrual loans amounted to $335,000. At June 30, 1996, $544,000 of loans were impaired within the scope of SFAS No. 114 and required valuation allowance of $195,000. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $400,000. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $424,000 at June 30, 1996. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 1996.


RESULTS OF OPERATIONS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of interest-earning assets and interest-bearing liabilities. An analysis of the Company's interest rate sensitivity is presented on page 21. The increases (decreases) for the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on pages 19 and 20. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 17 and 18.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
Total interest income increased $1,360,000 for the three months ended June 30, 1996 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $1,155,000 principally due to higher average outstandings. An increase in average securities outstandings partially offset by lower yields, resulted in an increase in income from securities of $298,000.

Total interest expense for the three months ended June 30, 1996 increased $53,000 when compared with the same period in 1995 due to increased average outstandings partially offset by lower rates paid for those funds. Interest expense on interest-bearing deposits rose $35,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings increased $18,000 for the three months ended June 30, 1996 versus the like period a year ago. The increase is attributable to an increase in average outstandings partially offset by lower rates paid.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the portfolio, $563,000 was provided for possible loan losses for the three months ended June 30, 1996.

Noninterest income increased $627,000 for the second quarter of 1996 when compared with the same period in 1995 due primarily to increased factoring commissions.

Noninterest expenses increased $596,000 for the three months ended June 30, 1996 versus the same period last year reflecting higher salary and employee benefit costs associated with the Company's higher levels of business activities as well as higher general business costs.

The provision for income taxes increased $433,000 for the second quarter of 1996 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $688,000 for the three months ended June 30, 1996 when compared with the same period in 1995.

                       STERLING BANCORP AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
Total interest income increased $2,836,000 for the six months ended June 30, 1996 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $2,372,000 principally due to higher average outstandings. An increase in average securities outstandings resulted in an increase in income from securities of $398,000.

Total interest expense for the six months ended June 30, 1996 increased $431,000 when compared with the same period in 1995 principally due to increased average outstandings. Interest expense on interest-bearing deposits rose $182,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings increased $249,000 for the six months ended June 30, 1996 versus the like period a year ago. The increase is attributable to an increase in average outstandings partially offset by lower rates paid.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the portfolio, $1,140,000 was provided for possible loan losses for the six months ended June 30, 1996.

Noninterest income increased $951,000 for the first six months of 1996 when compared with the same period in 1995 due primarily to increased factoring commissions.

Noninterest expenses increased $1,067,000 for the six months ended June 30, 1996 versus the same period last year reflecting higher salary and employee benefit costs associated with the Company's higher levels of business activities as well as higher general business costs.

The provision for income taxes increased $619,000 for the first six months of 1996 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $1,191,000 for the six months ended June 30, 1996 when compared with the same period in 1995.

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended June 30,

                                                           1996                                      1995
                                           ------------------------------------      ------------------------------------
                                           Average                     Average       Average                     Average
ASSETS                                     Balance       Interest        Rate        Balance       Interest        Rate
                                           --------      --------      --------      --------      --------      --------
Interest-bearing deposits
   with other banks                        $  2,950      $     40         5.44%      $  2,989      $     49         6.60%
Securities
   Held to maturity                         235,168         3,813         6.49        235,312         3,854         6.55
Available for sale [2]                       93,941         1,574         6.72         73,020         1,235         6.78

Federal funds sold                            --            --            --            6,176            84         6.03
Loans, net of unearned
   discounts [3]                            349,158         9,259        11.36        294,121         8,104        11.43
                                           --------      --------                    --------      --------
         TOTAL EARNING ASSETS               681,217        14,686         8.90        611,618        13,326         8.87
                                                         --------       ------                     --------       ------

Cash and due from banks                      37,291                                    37,069
Allowance for possible
   loan losses                               (5,917)                                   (4,443)
Goodwill                                     21,158                                    21,158
Other assets                                 15,095                                    13,897
                                           --------                                  --------

         TOTAL ASSETS                      $748,844                                  $679,299
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                 $169,760         1,012         2.40       $175,679         1,073         2.45
   Other time                               155,240         1,951         5.05        149,377         1,855         4.98
                                           --------      --------                    --------      --------
      Total interest-bearing
           deposits                         325,000         2,963         3.67        325,056         2,928         3.61
                                           --------      --------                    --------      --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase               75,986           959         5.07         50,689           736         5.75
   Commercial paper                          28,467           364         5.14         20,965           283         5.40
   Other short-term debt                     14,431           256         5.22          5,353            65         4.84
   Long-term debt [4]                        35,831           418         6.70         48,411           895         7.42
                                           --------      --------                    --------      --------
         Total borrowings                   154,715         1,997         5.44        125,418         1,979         6.30
                                           --------      --------                    --------      --------
         TOTAL INTEREST-BEARING
           LIABILITIES                      479,715         4,960         4.20        450,474         4,907         4.36
                                                         --------         ----                     --------         ----

Noninterest-bearing deposits                167,634                                   146,943
Other liabilities                            38,407                                    26,223
                                           --------                                  --------
       Total liabilities                    685,756                                   623,640

Shareholders' equity                         63,088                                    55,659
                                           --------                                  --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $748,844                                  $679,299
                                           ========                                  ========

Net interest income/spread                               $  9,726         4.70%                    $  8,419         4.51%
                                                         ========         ====                     ========         ====

Net yield on earning assets
   (margin)                                                               5.81%                                     5.60%
                                                                          ====                                      ====

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.
[2] Interest on tax-exempt securities included herein is immaterial and is not presented on a tax equivalent basis.
[3] Non-accrual loans are included in the average balance which reduces the average yields.
[4] Since no interest was payable in 1996 with respect to the parent company's convertible debentures which were converted in May 1996 (see "FINANCIAL CONDITION" above), the yield for the 1996 period has been calculated without regard for the aforesaid debentures.

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Six Months Ended June 30,

                                                       1996                                       1995
                                           ------------------------------------       -----------------------------------
                                           Average                     Average       Average                     Average
ASSETS                                     Balance       Interest        Rate        Balance       Interest        Rate
                                           --------      --------      --------      --------      --------      --------
Interest-bearing deposits
   with other banks                        $  2,987      $     82         5.52%      $  2,980      $     91         5.95%
Securities
   Held to maturity                         226,542         7,378         6.51        238,285         7,777         6.53
Available for sale [2]                       95,382         3,195         6.72         72,180         2,398         6.69

Federal funds sold                            9,940           278         5.52          7,011           203         6.05
Loans, net of unearned
   discounts [3]                            344,657        17,790        11.07        290,403        15,418        11.09
                                           --------      --------                    --------      --------
         TOTAL EARNING ASSETS               679,508        28,723         8.73        610,859        25,887         8.67
                                                         --------       ------                     --------       ------

Cash and due from banks                      38,175                                    38,373
Allowance for possible
   loan losses                               (5,668)                                   (4,334)
Goodwill                                     21,158                                    21,158
Other assets                                 15,397                                    13,182
                                           --------                                  --------

         TOTAL ASSETS                      $748,570                                  $679,238
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                 $176,532         2,079         2.37       $177,445         2,071         2.35
   Other time                               154,639         3,836         4.99        151,210         3,662         4.88
                                           --------      --------                    --------      --------
      Total interest-bearing
           deposits                         331,171         5,915         3.59        328,655         5,733         3.52
                                           --------      --------                    --------      --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase               72,499         1,843         5.11         49,514         1,385         5.61
   Commercial paper                          27,205           695         5.13         18,984           502         5.33
   Other short-term debt                     10,085           381         5.19          5,835           140         4.85
   Long-term debt [4]                        37,587         1,137         6.84         48,682         1,780         7.37
                                           --------      --------                    --------      --------
         Total borrowings                   147,376         4,056         5.51        123,015         3,807         6.23
                                           --------      --------                    --------      --------
         TOTAL INTEREST-BEARING
           LIABILITIES                      478,547         9,971         4.12        451,670         9,540         4.26
                                                         --------         ----                     --------         ----

Noninterest-bearing deposits                168,624                                   148,689
Other liabilities                            39,598                                    23,855
                                           --------                                  --------
       Total liabilities                    686,769                                   624,214

Shareholders' equity                         61,801                                    55,024
                                           --------                                  --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $748,570                                  $679,238
                                           ========                                  ========

Net interest income/spread                               $ 18,752         4.61%                    $ 16,347         4.41%
                                                         ========         ====                     ========         ====

Net yield on earning assets
   (margin)                                                               5.69%                                     5.47%
                                                                          ====                                      ====

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.
[2] Interest on tax-exempt securities included herein is immaterial and is not presented on a tax equivalent basis.
[3] Non-accrual loans are included in the average balance which reduces the average yields.
[4] Since no interest was payable in 1996 with respect to the parent company's convertible debentures which were converted in May 1996 (see "FINANCIAL CONDITION" above), the yield for the 1996 period has been calculated without regard for the aforesaid debentures.

                       STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                          Three Months Ended June 30,
                                 (000 omitted)


                                                                Increase/(Decrease)
                                                                 Three Months Ended
                                                               June 30, 1996 and 1995
                                                        ------------------------------------
                                                        Volume         Rate         Total[1]
                                                        -------       -------       --------

INTEREST INCOME
Interest-bearing deposits with other banks              $   --        $    (9)      $    (9)
                                                        --------      -------       -------

Securities
   Available for sale [2]                                   352           (13)          339
   Held to maturity                                          (4)          (37)          (41)
                                                        -------       -------       -------
      Total                                                 348           (50)          298
                                                        -------       -------       -------

Federal funds sold                                          (42)          (42)          (84)
                                                        -------       -------       -------

Loans, net of unearned discounts [3]                      1,387          (232)        1,155
                                                        -------       -------       -------
   TOTAL INTEREST INCOME                                $ 1,693       $  (333)      $ 1,360
                                                        =======       =======       =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                              $   (38)      $   (23)      $   (61)
   Other time                                                71            25            96
                                                        -------       -------       -------
         Total                                               33             2            35
                                                        -------       -------       -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase                     328          (105)          223
   Commercial paper                                          98           (17)           81
   Other short-term debt                                    148            43           191
   Long-term debt                                          (311)         (166)         (477)
                                                        -------       -------       -------
      Total                                                 263          (245)           18
                                                        -------       -------       -------

TOTAL INTEREST EXPENSE                                  $   296       $  (243)      $    53
                                                        =======       =======       =======

NET INTEREST INCOME                                     $ 1,397       $   (90)      $ 1,307
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

                       STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                           Six Months Ended June 30,
                                 (000 omitted)


                                                                    Increase/(Decrease)
                                                                      Six Months Ended
                                                                  June 30, 1996 and 1995
                                                            -----------------------------------
                                                            Volume        Rate         Total[1]
                                                            -------      -------       --------

INTEREST INCOME
Interest-bearing deposits with other banks                  $    (1)      $    (8)      $    (9)
                                                            -------       -------       -------

Securities
   Available for sale [2]                                       787            10           797
   Held to maturity                                            (357)          (42)         (399)
                                                            -------       -------       -------
      Total                                                     430           (32)          398
                                                            -------       -------       -------

Federal funds sold                                               92           (17)           75
                                                            -------       -------       -------

Loans, net of unearned discounts [3]                          2,743          (371)        2,372
                                                            -------       -------       -------
   TOTAL INTEREST INCOME                                    $ 3,264       $  (428)      $ 2,836
                                                            =======       =======       =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                  $    (4)      $    12       $     8
   Other time                                                    97            77           174
                                                            -------       -------       -------
         Total                                                   93            89           182
                                                            -------       -------       -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase                         609          (151)          458
   Commercial paper                                             217           (24)          193
   Other short-term debt                                        167            74           241
   Long-term debt                                              (456)         (187)         (643)
                                                            -------       -------       -------
      Total                                                     537          (288)          249
                                                            -------       -------       -------

TOTAL INTEREST EXPENSE                                      $   630       $  (199)      $   431
                                                            =======       =======       =======

NET INTEREST INCOME                                         $ 2,634       $  (229)      $ 2,405
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

                                                                            Repricing Date
                                      ---------------------------------------------------------------------------------------
                                                      More than                                        Non
                                      3 months        3 months       1 year to         Over           Rate
                                       or less        to 1 year       5 years         5 years       Sensitive         Total
                                      ---------       ---------      ---------       ---------      ---------       ---------

ASSETS
   Interest-bearing deposits
       with other banks               $   1,910       $  1,100       $   --          $   --         $   --          $   3,010
   Securities                             --            49,697          30,633         247,586          5,188         333,104
   Federal funds sold                     --             --              --              --             --              --
   Loans, net of unearned
    discounts                           298,583          6,128          38,556          40,760         (6,782)        377,245
   Noninterest-earning assets
    and allowance for possible
    loan losses                           --             --              --              --            69,136          69,136
                                      ---------       ---------      ---------       ---------      ---------       ---------

      Total Assets                      300,493          56,925         69,189         288,346         67,542         782,495
                                      ---------       ---------      ---------       ---------      ---------       ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
  Interest-bearing deposits             152,735         57,831         116,730           --             --            327,296
  Securities sold under
     repurchase agreements               73,097         10,975           --              --             --             84,072
  Commercial paper                       31,705          --              --              --             --             31,705
  Other short-term borrowings            18,854          4,500           --              --             --             23,354
   Long-term debt                        14,326          --             17,050             700          --             32,076
   Noninterest-bearing
    liabilities and share-
    holders' equity                       --             --              --              --           283,992         283,992
                                      ---------       ---------      ---------       ---------      ---------       ---------

       Total Liabilities and
          Shareholders' Equity        $ 290,717       $  73,306      $ 133,780       $     700      $ 283,992       $ 782,495
                                      =========       =========      =========       =========      =========       =========

Net Interest Rate
      Sensitivity Gap                 $   9,776       $ (16,381)     $ (64,591)      $ 287,646      $(216,450)      $   --
                                      =========       =========      =========       =========      =========       ==========

Cumulative Gap at
      June 30, 1996                   $   9,776       $  (6,605)     $ (71,196)      $ 216,450      $   --          $   --
                                      =========       =========      =========       =========      ==========      ==========

Cumulative Gap at
      June 30, 1995                   $  31,328       $   9,038      $ (49,610)      $ 185,310      $   --          $   --
                                      =========       =========      =========       =========      ==========      ==========

Cumulative Gap at
      December 31, 1995               $  76,612       $  53,606      $  23,820       $ 256,359      $   --          $   --
                                      =========       =========      =========       =========      ==========      ==========

                       STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios



                                                            The Company                         The Bank
                                                     ------------------------          -------------------------
                                                      6/30/96        12/31/95           6/30/96        12/31/95
                                                     --------        --------          --------        ---------
                                                                          ($ in thousands)

COMPONENTS
   Stockholders' equity                              $ 68,736        $ 59,657          $ 47,947        $ 47,940
   Add/(Subtract):
      Minority interest                                 --                  8             --              --
      Goodwill                                        (21,158)        (21,158)            --              --
      Net unrealized depreciation(appreciation)
         on securities available for sale,
          net of tax effect (1)                           147            (544)              150            (541)
                                                     --------        --------          --------        --------

      Tier 1 Capital                                   47,725          37,963            48,097          47,399
                                                     --------        --------          --------        --------

   Allowance for possible loan losses
      (limited to 1.25% of total risk-
        weighted assets)                                5,350           5,192             3,862           3,649
   Subordinated debt (limited to 50%
      of Tier 1 Capital)                                5,730          12,751             --              --
                                                     --------        --------          --------        --------

      Tier 2 Capital                                   11,080          17,943             3,862           3,649
                                                     --------        --------          --------        --------

      Total Risk-based Capital                       $ 58,805        $ 55,906          $ 51,959        $ 51,048
                                                     ========        ========          ========        ========


RATIOS
   Tier 1 Risk-based Capital                            11.15%           8.54%            12.85%          11.98%
                                                     ========        ========          ========        ========
   Total Risk-based Capital                             13.74%          12.58%            13.88%          12.90%
                                                     ========        ========          ========        ========
   Tier 1 Leverage                                       6.56%           5.37%             7.14%           7.19%
                                                     ========        ========          ========        ========

Memoranda
   Tier 1 Capital minimum requirement                $ 17,119        $ 17,777          $ 14,975        $ 15,826
                                                     ========        ========          ========        ========
   Total Capital minimum requirement                 $ 34,239        $ 35,554          $ 29,950        $ 31,652
                                                     ========        ========          ========        ========
   Risk-weighted assets, net of goodwill             $427,986        $444,425          $374,376        $395,645
                                                     ========        ========          ========        ========
   Quarterly average assets, net of goodwill         $727,412        $706,632          $673,587        $659,574
                                                     ========        ========          ========        ========





(1) As directed by regulatory agencies this amount must be excluded from the computation of Tier 1 capital.

                       STERLING BANCORP AND SUBSIDIARIES




                         PART II  -  OTHER INFORMATION



Item 4.      Submission of Matters to a Vote of Security-Holders

             (a) The Annual Meeting of Shareholders of the Company was held on April 18, 1996.

             (b) The following matters were submitted to a vote of the Shareholders of the Company:

                    (1) Election of Directors *

                            Nominee                       Total Votes For               Total Votes Withheld
                        ----------------                  ---------------               --------------------

                        Joseph M. Adamko                       5,684,566                      26,820
                        Lillian Berkman                        5,709,261                       2,125
                        Louis J. Cappelli                      5,691,241                      20,145
                        Walter Feldesman                       5,685,836                      25,550
                        Allan F. Hershfield                    5,706,231                       5,155
                        Henry J. Humphreys                     5,704,386                       7,000
                        John C. Millman                        5,691,461                      19,925
                        Maxwell M. Rabb                        5,627,125                      84,261
                        Eugene T. Rossides                     5,688,311                      23,075
                        William C. Warren                      5,631,405                      79,981

* All nominees were incumbents at the time of the Annual Meeting of Shareholders and all nominees were re-elected.



                    (2) Amendment of Stock Incentive Plan

                        Total Votes For                   5,533,647
                        Total Votes Against                 318,761
                        Total Abstentions                    33,734
                        Total Broker Nonvotes                -0-

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

                                              STERLING BANCORP
                                              ------------------------------
                                                  (Registrant)




Date      08/13/96                    /s/     Louis J. Cappelli
    -------------------------                 ------------------------------
                                              Louis J. Cappelli
                                              Chairman and
                                              Chief Executive Officer



Date      08/13/96                    /s/     John W. Tietjen
    -------------------------                 ------------------------------
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