Form 10-Q
period 1996-09-30
STERLING BANCORP
filed 1996-11-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED            SEPTEMBER 30, 1996
                              ---------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM  __________________ TO _____________________


COMMISSION FILE NUMBER:             1-5273-1
                        ---------------------------------------------------


                                STERLING BANCORP
----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEW YORK                                                 13-2565216
----------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION)


540 MADISON AVENUE, NEW YORK, N.Y.                               10022-3299
----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                           (ZIP CODE)


                                  212-826-8000
-----------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                       N/A
-----------------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [] NO


    AS OF SEPTEMBER 30, 1996 THERE WERE 7,346,863 SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                    Page
        Item 1. Financial Statements

          Consolidated Financial Statements                                       3
          Notes to Consolidated Financial Statements                              7

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

             Business                                                             9
             Financial Condition                                                  9
             Asset/Liability Management                                          10
             Securities                                                          13
             Credit Risk                                                         13
             Results of Operations                                               14
             Average Balance Sheets                                              17
             Rate/Volume Analysis                                                19
             Interest Rate Sensitivity                                           21
             Risk-Based Capital Components and Ratios                            22


PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                23



SIGNATURES                                                                       23


EXHIBIT INDEX                                                                    24

        Exhibit 11 Computation of Per Share Earnings                             25
        Exhibit 27 Financial Data Schedule                                       26

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     September 30,          December 31,
ASSETS                                                                   1996                   1995
                                                                    -------------         -------------
Cash and due from banks                                             $  47,540,507         $  40,720,401
Interest-bearing deposits with other banks                              3,010,000             3,000,000
Federal funds sold                                                           --               5,000,000
Securities
   Held to maturity (estimated market value
     $222,799,273 and $196,573,342, respectively)                     227,999,046           197,567,406
   Available for sale (at estimated market value)                      94,167,371           101,670,466
                                                                    -------------         -------------
            Total investment securities                               322,166,417           299,237,872
                                                                    -------------         -------------

Loans, net of unearned discounts                                      428,760,130           397,228,786
Less allowance for possible loan losses                                 7,788,574             5,192,203
                                                                    -------------         -------------
            Loans, net                                                420,971,556           392,036,583
                                                                    -------------         -------------
Customers' liability under acceptances                                    468,200             2,395,089
Excess cost over equity in net assets of the
   banking subsidiary                                                  21,158,440            21,158,440
Premises and equipment, net                                             4,270,413             2,733,105
Accrued interest receivable                                             4,883,687             4,151,950
Other assets                                                            8,414,681             5,175,001
                                                                    -------------         -------------
                                                                    $ 832,883,901         $ 775,608,441
                                                                    =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                     $ 178,268,818         $ 224,080,543
   Interest-bearing deposits                                          334,829,308           326,947,260
                                                                    -------------         -------------
            Total deposits                                            513,098,126           551,027,803
Securities sold under agreements to repurchase                        108,231,029            51,265,620
Commercial paper                                                       31,684,400            26,607,200
Other short-term borrowings                                            34,545,872             5,331,640
Acceptances outstanding                                                   468,200             2,395,089
Due to factoring clients                                               25,039,843            22,596,179
Accrued expenses and other liabilities                                 17,038,949            17,381,686
                                                                    -------------         -------------
                                                                      730,106,419           676,605,217
                                                                    -------------         -------------

Long-term convertible subordinated debentures                          14,326,000            21,346,000
Other long-term debt                                                   17,750,000            18,000,000
                                                                    -------------         -------------
            Total long-term debt                                       32,076,000            39,346,000
                                                                    -------------         -------------
            Total liabilities                                         762,182,419           715,951,217
                                                                    -------------         -------------

Commitments and contingent liabilities


Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares             2,510,870             2,525,760
   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued  7,386,706 and 6,496,854 shares, respectively              7,386,706             6,496,854
   Capital surplus                                                     34,730,466            28,091,878
   Retained earnings                                                   29,914,212            25,641,804
   Net unrealized (depreciation) appreciation on securities
      available for sale, net of tax                                      (72,905)              543,747
                                                                    -------------         -------------
                                                                       74,469,349            63,300,043
   Less
      Common shares in treasury at cost, 39,843 and
        150,343 shares, respectively                                      394,184             1,489,239
      Unearned compensation                                             3,373,683             2,153,580
                                                                    -------------         -------------
            Total shareholders' equity                                 70,701,482            59,657,224
                                                                    -------------         -------------
                                                                    $ 832,883,901         $ 775,608,441
                                                                    =============         =============

  See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                     1996             1995            1996              1995
                                                 -----------      -----------      -----------      -----------
INTEREST INCOME
   Loans                                         $10,055,302      $ 8,409,633      $27,845,666      $23,827,997
   Securities held to maturity                     3,849,618        3,864,344       11,227,920       11,641,135
   Securities available for sale                   1,599,990        1,135,015        4,794,597        3,532,680
   Federal funds sold                                  2,153           97,708          279,586          300,857
  Deposits with other banks                           35,854           46,404          117,844          137,321
                                                 -----------      -----------      -----------      -----------
            Total interest income                 15,542,917       13,553,104       44,265,613       39,439,990
                                                 -----------      -----------      -----------      -----------


INTEREST EXPENSE
   Deposits                                        3,071,996        2,841,289        8,986,515        8,574,275
   Federal funds purchased
      and securities sold under agreements
      to repurchase                                1,217,882          744,376        3,061,155        2,129,506
   Commercial paper                                  414,377          353,753        1,108,987          855,532
   Other short-term borrowings                       342,468           84,243          722,969          224,577
   Long-term debt                                    552,266          792,209        1,689,651        2,572,027
                                                 -----------      -----------      -----------      -----------
            Total interest expense                 5,598,989        4,815,870       15,569,277       14,355,917
                                                 -----------      -----------      -----------      -----------
Net interest income                                9,943,928        8,737,234       28,696,336       25,084,073
Provision for possible loan losses                   401,250          574,000        1,540,750        1,234,000
                                                 -----------      -----------      -----------      -----------
Net interest income after provision
 for possible loan losses                          9,542,678        8,163,234       27,155,586       23,850,073
                                                 -----------      -----------      -----------      -----------

NONINTEREST INCOME
   Service charges on deposit accounts               516,603          436,582        1,334,488        1,301,052
   Factoring commissions                             949,364          493,484        2,322,883        1,083,082
   Letter of credit commissions                      198,495          212,631          614,523          559,236
   Trust fees                                        236,986          211,395          510,101          497,830
   Mortgage banking income                           672,340           19,539          741,448           19,539
   Gain on sale of securities                           --               --             22,161            4,801
   Other income                                      529,391          276,258        1,201,219          876,649
                                                 -----------      -----------      -----------      -----------
            Total noninterest income               3,103,179        1,649,889        6,746,823        4,342,189
                                                 -----------      -----------      -----------      -----------


NONINTEREST EXPENSES
   Salaries                                        4,033,350        2,652,311       10,524,295        8,195,585
   Employee benefits                                 813,315          658,562        2,327,486        2,073,765
                                                 -----------      -----------      -----------      -----------
            Total personnel expenses               4,846,665        3,310,873       12,851,781       10,269,350
   Occupancy expense, net                            654,983          835,877        1,837,171        2,277,829
   Equipment expense                                 466,353          551,833        1,209,401        1,254,213
   Other expenses                                  2,542,058        1,981,751        6,701,260        5,901,285
                                                 -----------      -----------      -----------      -----------
            Total noninterest expenses             8,510,059        6,680,334       22,599,613       19,702,677
                                                 -----------      -----------      -----------      -----------
Income before income taxes                         4,135,798        3,132,789       11,302,796        8,489,585
Provision for income taxes                         1,974,438        1,640,420        5,396,605        4,443,578
                                                 -----------      -----------      -----------      -----------


Net income                                       $ 2,161,360      $ 1,492,369      $ 5,906,191      $ 4,046,007
                                                 ===========      ===========      ===========      ===========


Average number of common shares outstanding
   Primary                                         7,415,904        6,390,444        6,969,510        6,378,428
   Fully diluted                                   8,763,215        8,563,855        8,325,791        8,555,024
Per average common share
   Primary                                       $       .30      $       .23      $       .85      $       .63
   Fully diluted                                         .27              .21              .77              .57
Dividends per common share                               .08              .06              .23              .18

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity


                                                            Nine Months Ended
                                                    September 30,        September 30,
                                                        1996                  1995
                                                    ------------         ------------
 Shareholders' equity at beginning of period        $ 59,657,224         $ 53,719,314
                                                    ------------         ------------

 Net income                                            5,906,191            4,046,007
 Dividends paid
    Common stock- $.23  and $.18 per share,
      respectively                                    (1,623,111)          (1,142,347)
    Preferred stock - at prescribed rates                (10,672)              (1,095)
 Conversions of subordinated debentures
    into common stock                                  6,953,485                2,990
 Options exercised                                        10,875                 --
 Issuance of common stock for acquisition                262,995                 --
 Amortization of unearned compensation                   161,147                 --
 Change in valuation account for securities
    available for sale, net of tax                      (616,652)           1,285,575
                                                    ------------         ------------
Net change in shareholders' equity                    11,044,258            4,191,130
                                                    ------------         ------------
Shareholders' equity at end of period               $ 70,701,482         $ 57,910,444
                                                    ============         ============

   See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                Nine Months Ended
                                                                                  September 30
                                                                            1996                 1995
                                                                       ------------        -------------
OPERATING ACTIVITIES
  Net income                                                           $  5,906,191         $  4,046,007
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for possible loan losses                                1,540,750            1,234,000
        Depreciation and amortization of premises and equipment             650,927              867,397
        Deferred income tax benefit                                        (877,131)            (171,720)
        Gain on sale of securities                                          (22,161)              (4,801)
        Gain on sale of loans                                               (69,108)             (19,539)
        Amortization of unearned compensation                               161,147                 --
        Amortization of premiums of securities                            1,311,474            1,096,498
        Accretion of discounts on securities                               (119,583)             (95,315)
        Increase in accrued interest receivable                            (731,737)            (409,837)
        Increase in other liabilities                                     2,100,927           20,062,606
        Other, net                                                       (1,840,868)          (1,173,104)
                                                                       ------------         ------------

              Net cash provided by operating activities                   8,010,828           25,432,192
                                                                       ------------         ------------

INVESTING ACTIVITIES
   Purchase of premises and equipment                                    (2,188,235)            (512,356)
   Net increase in interest-bearing deposits
    with other banks                                                        (10,000)             (30,000)
   Net decrease in Federal funds sold                                     5,000,000            3,000,000
   Net increase in loans                                                (30,406,615)         (52,060,323)
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                   28,067,802           22,738,157
   Purchases of securities - held to maturity                           (59,323,005)         (10,241,813)
   Proceeds from sale of securities-available for sale                    5,017,969            8,977,432
   Proceeds from prepayments, redemptions or maturities of
      securities - available for sale                                     7,083,790            4,108,204
   Purchases of securities - available for sale                          (6,083,164)         (10,918,982)
                                                                       ------------         ------------
              Net cash used in investing activities                     (52,841,458)         (34,939,681)
                                                                       ------------         ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                         (45,811,725)          (8,774,882)
   Net increase(decrease) in interest-bearing deposits                    7,882,048          (17,373,736)
   Net increase in securities sold under
       agreements to repurchase                                          56,965,409            7,524,041
   Net increase in commercial paper
      and other short-term borrowings                                    34,291,432           31,244,062
   Decrease in other long-term debt                                        (250,000)                --
   Issuance of common stock                                                 262,995                 --
   Options exercised on common shares                                        10,875                 --
   Cash dividends paid on common and preferred stock                     (1,633,783)          (1,143,442)
   Maturities and prepayments on debentures                                 (66,515)          (5,347,010)
                                                                       ------------         ------------
              Net cash provided by financing activities                  51,650,736            6,129,033
                                                                       ------------         ------------
Net increase in cash and due from banks                                   6,820,106           (3,378,456)
Cash and due from banks - beginning of period                            40,720,401           39,224,764
                                                                       ------------         ------------
Cash and due from banks - end of period                                $ 47,540,507         $ 35,846,308
                                                                       ============         ============

Supplemental schedule of non-cash financing activities:
   Conversion of debentures                                            $  6,953,485         $      2,990
   Issuance of treasury shares                                            1,381,250                 --

Supplemental disclosure of cash flow information:
   Interest paid                                                       $ 17,190,180         $ 12,713,016
   Income taxes paid                                                      6,078,493            4,863,462

See Notes to Consolidated Financial Statements

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


  1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank & Trust Company of New York ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1995 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

  2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

  3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 authorized) and 248,627 Series D Shares (of 300,000 authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

  5. On July 1, 1996, the Company acquired The Real Estate Funding Center (now operating as Sterling National Mortgage Company, Inc.) for 92,179 shares of common stock. The acquisition was accounted for as a pooling of interests. However, prior periods have not been restated as the acquisition was not material.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


BUSINESS

Sterling Bancorp (the parent company) is a bank holding company, as defined by the Bank Holding Company Act of 1956, as amended, with subsidiaries providing a full range of financial services, including business and consumer loans, asset based financing, factoring, trade financing, mortgage lending, leasing, and trust and estate services. The parent company owns Sterling National Bank & Trust Company of New York (the bank), its principal subsidiary, and Standard Factors Corporation/Sterling Factors, Universal Finance Corporation, Sterling Banking Corporation and Sterling Industrial Loan Association (finance subsidiaries). On July 1, 1996, the Company acquired The Real Estate Funding Center (now operating as Sterling National Mortgage Company, Inc.). As used throughout this report, "the Company" refers to Sterling Bancorp and its subsidiaries.

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At September 30, 1996, the bank's year-to-date average earning assets (of which loans were 48% and securities were 51%) represented approximately 92% of the Company's year to date average earning assets. See pages 17 and 18 for the composition of the Company's average balance sheets for the three and nine months ended September 30, 1996 and September 30, 1995.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At September 30, 1996, the parent company had on hand approximately $12,169,000 in cash.

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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



At September 30, 1996, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $14,326,000. To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with approximately $18 million principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. On April 18, 1996, the parent company called for redemption as of May 20, 1996, the entire outstanding balance ($7,020,000 ) Fifth Series Convertible Debentures due July 1, 2001. Virtually all of the debentures were converted into 794,684 shares of common stock. The parent company's long-term indebtedness is also met through funds generated from profits and new financing.

At September 30, 1996, the parent company's short-term debt, consisting principally of commercial paper, was approximately $31,934,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $53,984,000 and back-up credit lines with banks of $14,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). At September 30, 1996, the risk-based capital ratios and the leverage ratio for the Company and the bank exceeded the most stringent requirements contemplated by these guidelines. Information regarding the Company's and the bank's risk-based capital, at September 30, 1996 and December 31, 1995, is presented on page 22.

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

The income simulation model measures the Company's net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposits costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and change in tandem with market interest rates.

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

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors and the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. At September 30, 1996, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

At September 30, 1996, the Company's off-balance sheet financial instruments consisted of two interest rate floor contracts having a notional amount totaling $75 million; one contract with a notional amount of $50 million has a final maturity of February 27, 2000 and the other contract with a notional amount of $25 million has a final maturity of March 17, 1998. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes.

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

The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. The Company paid up-front premiums of $715,000 for the interest rate floor contracts that it entered into in 1995. These premiums are amortized monthly against interest income from the designated assets. At September 30, 1996, the unamortized premiums on these contracts totaled $457,000 and are included in other assets. At September 30, 1996, $28,000 was receivable under the contracts.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


SECURITIES

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency mortgage-backed securities along with other debt and equity securities. At September 30, 1996, the Company's portfolio of securities totalled $322,166,000, of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 2.9 years amounted to $309,087,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $448,000 and $5,648,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $425,000 and gross unrealized losses of $560,000. Given the relatively short-term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at September 30, 1996 were as follows:

                                                 Company                 Bank
                                                 -------                 ----
                                                         (in thousands)
Domestic
  Commercial and industrial                     $  328,211            $  273,923
  Real estate - mortgage                            59,692                58,551
  Real estate - construction                         1,348                 1,348
  Installment - individuals                         14,881                14,881
  Lease financing                                   30,873                30,873
Foreign
  Government and official institutions                 789                   789
                                                ----------            ----------
  Loans, gross                                     435,794               380,365
  Less unearned discounts                            7,034                 6,669
                                                ----------            ----------
Loans, net of unearned discounts                $  428,760            $  373,696
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


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio including loans identified as impaired as required by SFAS No. 114 and No. 118. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 1996, the Company's allowance was $7,789,000 (after giving effect to a third quarter recovery of $1,333,000 on a previously charged-off loan in the bank); the ratio of the allowance to loans, net of unearned discount, was 1.8%. At September 30, 1996, $265,000 of loans were impaired within the scope of SFAS No. 114 and required a valuation allowance of $120,000. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $400,000. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $376,000 at September 30, 1996. At September 30, 1996, non-accrual loans amounted to $654,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 1996.


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

 second                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 Total interest income increased $1,990,000 for the three months ended September 30, 1996 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $1,645,000 principally due to higher average outstandings. An increase in average securities outstandings resulted in an increase in income from securities of $451,000.

Total interest expense for the three months ended September 30, 1996 increased $783,000 when compared with the same period in 1995 due to increased average outstandings and higher rates paid for those funds. Interest expense on interest-bearing deposits rose $231,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings increased $552,000 for the three months ended September 30, 1996 versus the like period a year ago primarily due to an increase in average outstandings.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the loan portfolios, $401,000 was provided for possible loan losses for the three months ended September 30, 1996.

Noninterest income increased $1,453,000 for the third quarter of 1996 when compared with the same period in 1995 due primarily to increased mortgage banking income, principally due to the acquisition of The Real Estate Funding Center (See Note 5 on page 8), and increased factoring commissions.

Noninterest expenses increased $1,830,000 for the three months ended September 30, 1996 versus the same period last year reflecting higher personnel and general business costs associated with the Company's higher levels of business activities (including the acquisition of The Real Estate Funding Center).

The provision for income taxes increased $334,000 for the third quarter of 1996 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $669,000 for the three months ended September 30, 1996 when compared with the same period in 1995.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
Total interest income increased $3,612,000 for the nine months ended September 30, 1996 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $4,018,000 principally due to higher average outstandings. An increase in average securities outstandings resulted in an increase in income from securities of $848,000.

Total interest expense for the nine months ended September 30, 1996 increased $1,213,000 when compared with the same period in 1995 principally due to increased average outstandings. Interest expense on interest-bearing deposits rose $412,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings increased $801,000 for the nine months ended September 30, 1996 versus the like period a year ago. The increase is attributable to an increase in average outstandings partially offset by lower rates paid.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the loan portfolios, $1,541,000 was provided for possible loan losses for the nine months ended September 30, 1996.


Noninterest income increased $2,405,000 for the first nine months of 1996 when compared with the same period in 1995 due primarily to increased mortgage banking income, principally due to the acquisition of The Real Estate Funding Center (see Note 5 on page 8), and increased factoring commissions.

Noninterest expenses increased $2,897,000 for the first nine months ended September 30, 1996 versus the same period last year, reflecting higher personnel and general business costs associated with the Company's higher levels of business activities (including the acquisition of The Real Estate Funding Center).

The provision for income taxes increased $953,000 for the first nine months of 1996 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $1,860,000 for the nine months ended September 30, 1996 when compared with the same period in 1995.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Three Months Ended September 30,

                                                            1996                                         1995
                                            -------------------------------------       -------------------------------------
                                            Average                       Average       Average                       Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       ------
Interest-bearing deposits
   with other banks                         $  3,010       $     36          5.03%      $  2,997       $     46          6.14%
Securities
   Held to maturity                          233,375          3,850          6.60        235,952          3,864          6.55
   Available for sale [2]                     95,148          1,600          6.71         66,625          1,135          6.78

Federal funds sold                               152              2          5.52          6,522             98          5.86
Loans, net of unearned
   discounts [3]                             379,385         10,055         11.06        317,896          8,410         10.69
                                            --------       --------                     --------       --------
         TOTAL EARNING ASSETS                711,070         15,543          8.90        629,992         13,553          8.62
                                                           --------        ------                      --------        ------

Cash and due from banks                       40,153                                      35,066
Allowance for possible
   loan losses                                (6,450)                                     (4,913)
Goodwill                                      21,158                                      21,158
Other assets                                  15,499                                      14,746
                                            --------                                    --------

         TOTAL ASSETS                       $781,430                                    $696,049
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $168,182          1,036          2.45       $171,294            965          2.23
   Other time                                159,226          2,036          5.09        148,867          1,876          5.00
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          327,408          3,072          3.73        320,161          2,841          3.52
                                            --------       --------                     --------       --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                89,455          1,218          5.42         53,328            744          5.54
   Commercial paper                           31,169            414          5.29         25,536            354          5.50
   Other short-term debt                      21,737            343          5.02          6,769             85          4.94
   Long-term debt                             32,076            552          6.85         44,799            792          7.02
                                            --------       --------                     --------       --------
         Total borrowings                    174,437          2,527          5.61        130,432          1,975          6.01
                                            --------       --------                     --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       501,845          5,599          4.38        450,593          4,816          4.24
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 173,964                                     153,361
Other liabilities                             36,895                                      34,926
                                            --------                                    --------
       Total liabilities                     712,704                                     638,880

Shareholders' equity                          68,726                                      57,169
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $781,430                                    $696,049
                                            ========                                    ========

Net interest income/spread                                 $  9,944          4.52%                     $  8,737          4.38%
                                                           ========          ====                      ========          ====

Net yield on earning assets
   (margin)                                                                  5.67%                                       5.54%
                                                                             ====                                        ====

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.
[2] Interest on tax-exempt securities included herein is immaterial and is not presented on a tax equivalent basis.
[3] Non-accrual loans are included in the average balance, which reduces the average yields.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                         Nine Months Ended September 30,

                                                           1996                                         1995
                                            --------------------------------------      -------------------------------------
                                            Average                       Average       Average                       Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       -------
Interest-bearing deposits
   with other banks                         $  2,995       $    118          5.26%      $  2,986       $    137          6.01%
Securities
   Held to maturity                          228,836         11,228          6.54        237,554         11,641          6.54
   Available for sale [2]                     95,304          4,794          6.71         70,252          3,533          6.74

Federal funds sold                             6,653            279          5.52          6,846           301           6.02
Loans, net of unearned
   discounts [3]                             356,209         27,846         11.14        299,629         23,828         10.94
                                            --------       --------                     --------       --------
         TOTAL EARNING ASSETS                689,997         44,265          8.82        617,267         39,440          8.65
                                                           --------        ------                      --------        ------

Cash and due from banks                       38,840                                      37,257
Allowance for possible
   loan losses                                (5,930)                                     (4,539)
Goodwill                                      21,158                                      21,158
Other assets                                  15,408                                      13,597
                                            --------                                    --------

         TOTAL ASSETS                       $759,473                                    $684,740
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $173,729          3,115          2.40       $175,692          3,035          2.31
   Other time                                156,179          5,871          5.02        150,422          5,539          4.92
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          329,908          8,986          3.64        326,114          8,574          3.52
                                            --------       --------                     --------       --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                78,192          3,061          5.23         50,799          2,129          5.60
   Commercial paper                           28,536          1,109          5.19         20,840            856          5.49
   Other short-term debt                      13,998            723          5.08          6,121            225          4.91
   Long-term debt [4]                         35,736          1,690          6.84         47,178          2,572          7.29
                                            --------       --------                     --------       --------
         Total borrowings                    156,462          6,583          5.55        124,938          5,782          6.19
                                            --------       --------                     --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       486,370         15,569          4.21        451,052         14,356          4.26
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 170,397                                     150,181
Other liabilities                             38,580                                      27,768
                                            --------                                    --------
       Total liabilities                     695,347                                     629,001

Shareholders' equity                          64,126                                      55,739
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $759,473                                    $684,740
                                            ========                                    ========

Net interest income/spread                                 $ 28,696          4.61%                     $ 25,084          4.39%
                                                           ========          ====                      ========          ====

Net yield on earning assets
   (margin)                                                                  5.72%                                       5.49%
                                                                             ====                                        ====


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages for the bank and monthly averages for the parent company and its finance subsidiaries. Dollars are presented in thousands.
[2] Interest on tax-exempt securities included herein is immaterial and is not presented on a tax equivalent basis.
[3] Non-accrual loans are included in the average balance, which reduces the average yields.
[4] Parent company convertible debentures were converted in May 1996 (see "FINANCIAL CONDITION" above). As a result, no interest was payable in 1996 on the converted debentures and the yield for the 1996 period has been calculated without regard for the aforesaid debentures.

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                        Three Months Ended September 30,
                                  (000 omitted)


                                                                       Increase/(Decrease)
                                                                       Three Months Ended
                                                                   September 30, 1996 and 1995
                                                               Volume         Rate          Total[1]
                                                               ------         ----          --------
INTEREST INCOME
Interest-bearing deposits with other banks                    $    (1)       $    (9)       $   (10)
                                                              -------        -------        -------

Securities
   Held to maturity                                               (43)            29            (14)
   Available for sale [2]                                         482            (17)           465
                                                              -------        -------        -------
      Total                                                       439             12            451
                                                              -------        -------        -------


Federal funds sold                                                (92)            (4)           (96)
                                                              -------        -------        -------

Loans, net of unearned discounts [3]                            1,503            142          1,645
                                                              -------        -------        -------
   TOTAL INTEREST INCOME                                      $ 1,849        $   141        $ 1,990
                                                              =======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                    $   (21)       $    92        $    71
   Other time                                                     128             32            160
                                                              -------        -------        -------
         Total                                                    107            124            231
                                                              -------        -------        -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase                           486            (12)           474
   Commercial paper                                                76            (16)            60
   Other short-term debt                                          221             36            258
   Long-term debt                                                (222)           (17)          (240)
                                                              -------        -------        -------
      Total                                                       561             (9)           552
                                                              -------        -------        -------

TOTAL INTEREST EXPENSE                                        $   668        $   115        $   783
                                                              =======        =======        =======

NET INTEREST INCOME                                           $ 1,181        $    26        $ 1,207
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                         Nine Months Ended September 30,
                                  (000 omitted)



                                                                Increase/(Decrease)
                                                                 Nine Months Ended
                                                            September 30, 1996 and 1995
                                                            Volume          Rate         Total[1]
                                                            ------          ----         --------
INTEREST INCOME
Interest-bearing deposits with other banks                  $   (1)       $   (18)       $   (19)
                                                            ------        -------        -------

Securities
   Held to maturity                                           (399)           (14)          (413)
   Available for sale [2]                                    1,279            (18)         1,261
                                                            ------        -------        -------
      Total                                                    880            (32)           848
                                                            ------        -------        -------

Federal funds sold                                              (2)           (20)           (22)
                                                            ------        -------        -------

Loans, net of unearned discounts [3]                         4,151           (133)         4,018
                                                            ------        -------        -------
   TOTAL INTEREST INCOME                                    $5,028        $  (203)       $ 4,825
                                                            ======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                                  $  (31)       $   111        $    80
   Other time                                                  226            106            332
                                                            ------        -------        -------
         Total                                                 195            217            412
                                                            ------        -------        -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase                      1,097           (165)           932
   Commercial paper                                            310            (57)           253
   Other short-term debt                                       391            107            498
   Long-term debt                                             (670)          (212)          (882)
                                                            ------        -------        -------
      Total                                                  1,128           (327)           801
                                                            ------        -------        -------

TOTAL INTEREST EXPENSE                                      $1,323        $  (110)       $ 1,213
                                                            ======        =======        =======

NET INTEREST INCOME                                         $3,705        $   (93)       $ 3,612
                                                            ======        =======        =======


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

                                                                    Repricing Date
                                     ---------------------------------------------------------------------------------------
                                                     More than                                          Non
                                     3 months        3 months        1 year to         Over            Rate
                                      or less        to 1 year        5 years         5 years        Sensitive        Total
                                     ---------       ---------       ---------       ---------       ---------       -------
ASSETS
   Interest-bearing deposits
       with other banks             $   1,530      $   1,480        $   --          $   --         $   --         $   3,010
   Securities                           6,016         42,665          30,839         236,555          6,091         322,166
   Federal funds sold                    --             --              --              --             --              --
   Loans, net of unearned
    discounts                         348,502          4,290          39,681          43,321         (7,034)        428,760
   Noninterest-earning assets
    and allowance for possible
    loan losses                          --             --              --              --           78,948          78,948
                                    ---------      ---------       ---------       ---------      ---------       ---------

      Total Assets                    356,048         48,435          70,520         279,876         78,005         832,884
                                    ---------      ---------       ---------       ---------      ---------       ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits          148,569         76,012         110,248            --             --           334,829
   Securities sold under
     repurchase agreements             93,698         14,533            --              --             --           108,231
   Commercial paper                    31,684           --              --              --             --            31,684
   Other short-term borrowings         34,296            250            --              --             --            34,546
   Long-term debt                      14,326           --            17,050             700           --            32,076
   Noninterest-bearing
    liabilities and share-
     holders' equity                     --             --              --              --          291,518         291,518
                                    ---------      ---------       ---------       ---------      ---------       ---------

       Total Liabilities and
          Shareholders' Equity      $ 322,573      $  90,795       $ 127,298       $     700      $ 291,518       $ 832,884
                                    =========      =========       =========       =========      =========       =========

Net Interest Rate
      Sensitivity Gap               $  33,475      $ (42,360)      $ (56,778)      $ 279,176      $(213,513)       $   --
                                    =========      =========       =========       =========      =========       =========

Cumulative Gap at
      September 30, 1996            $  33,475      $  (8,885)      $ (65,663)      $ 213,513       $   --          $   --
                                    =========      =========       =========       =========      =========       =========

Cumulative Gap at
      September 30, 1995            $  50,076      $   6,428       $ (24,721)      $ 199,821       $   --          $   --
                                    =========      =========       =========       =========      =========       =========

Cumulative Gap at
      December 31, 1995             $  76,612      $  53,606       $  23,820       $ 256,359       $   --          $   --
                                    =========      =========       =========       =========      =========       =========

                        STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios



                                                            The Company                        The Bank
                                                      -------------------------         ------------------------
                                                      9/30/96          12/31/95         9/30/96         12/31/95
                                                      -------          --------         -------         --------
                                                                             ($ in thousands)
COMPONENTS
   Stockholders' equity                              $  70,701        $  59,657        $  48,067       $  47,940
   Add/(Subtract):
      Minority interest                                   --                  8             --              --
      Goodwill                                         (21,158)         (21,158)            --              --
      Net unrealized depreciation(appreciation)
         on securities available for sale,
          net of tax effect (1)                             73             (544)              73            (541)
                                                     ---------        ---------        ---------       ---------

      Tier 1 Capital                                    49,616           37,963           48,140          47,399
                                                     ---------        ---------        ---------       ---------

   Allowance for possible loan losses
      (limited to 1.25% of total risk-
        weighted assets)                                 6,060            5,192            5,119           3,649
   Subordinated debt (limited to 50%
      of Tier 1 Capital)                                 5,730           12,751             --              --
                                                     ---------        ---------        ---------       ---------

      Tier 2 Capital                                    11,790           17,943            5,119           3,649
                                                     ---------        ---------        ---------       ---------

      Total Risk-based Capital                       $  61,406        $  55,906        $  53,259       $  51,048
                                                     =========        =========        =========       =========


RATIOS
   Tier 1 Risk-based Capital                             10.27%            8.54%           11.27%          11.98%
                                                     =========        =========        =========       =========
   Total Risk-based Capital                              12.71%           12.58%           12.47%          12.90%
                                                     =========        =========        =========       =========
   Tier 1 Leverage                                        6.53%            5.37%            6.82%           7.19%
                                                     =========        =========        =========       =========

Memoranda
   Tier 1 Capital minimum requirement                $  19,321        $  17,777        $  17,090       $  15,826
                                                     =========        =========        =========       =========
   Total Capital minimum requirement                 $  38,643        $  35,554        $  34,180       $  31,652
                                                     =========        =========        =========       =========
   Risk-weighted assets, net of goodwill
      & excess allowance for loan losses             $ 483,035        $ 444,425        $ 427,251       $ 395,645
                                                     =========        =========        =========       =========
   Quarterly average assets, net of goodwill         $ 760,272        $ 706,632        $ 705,729       $ 659,574
                                                     =========        =========        =========       =========

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

                                       STERLING BANCORP
                                       .............................
                                           (Registrant)




Date      11/14/96                     /s/ Louis J. Cappelli
    ---------------------                  ------------------------------------
                                           Louis J. Cappelli
                                           Chairman and
                                           Chief Executive Officer



Date      11/14/96                     /s/ John W. Tietjen
    ---------------------                  ------------------------------------
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