Form 10-K
period 1996-12-31
STERLING BANCORP
filed 1997-03-28
CIK 93451

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996         Commission File No. 1-5273-1

                                   ----------

                                STERLING BANCORP
               (Exact Name of Registrant as specified in charter)

             New York                                     13-2565216
(State or other jurisdiction of             (I.R.S. employer identification No.)
 incorporation or organization)

     430 Park Avenue, New York, N.Y.                       10022-3505
(Address of principal executive offices)                   (Zip Code)

                                 (212) 826-8000
              (Registrant's telephone number, including area code)

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered
      -------------------                              -------------------
Common Shares, $1 par value                          New York Stock Exchange

Floating Interest Rate Convertible Subordinated
  Debentures, 4th Series, due November 1, 1998       New York Stock Exchange

                                   ----------

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     On February 28, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $120,089,385.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     The Registrant has one class of common stock of which 7,743,859 shares were outstanding at March 14, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Sterling Bancorp 1996 Annual Report are incorporated by reference in Parts I and II.

(2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 14, 1997 are incorporated by reference in Part III.

================================================================================

                                STERLING BANCORP

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page

                                     Part I

Item  1.         BUSINESS...........................................       I- 1

Item  2.         PROPERTIES.........................................       I-12

Item  3.         LEGAL PROCEEDINGS..................................       I-12

Item  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS........................................      I-12

                                     Part II

Item  5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS....................      II-1

Item  6.         SELECTED FINANCIAL DATA............................       II-1

Item  7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS............      II-1

Item  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........       II-1

Item  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE................       II-1

                                    Part III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT.....................................     III-1

Item 11.         EXECUTIVE COMPENSATION.............................      III-1

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..........................     III-1

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....      III-1

                                     Part IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K........................       IV-1


SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     Part I

Item 1. BUSINESS

General

        Sterling Bancorp ("the parent company") is a bank holding company, as defined by the Bank Holding Company Act of 1956 ("the BHCA"), as amended. Throughout the report, the term "the Company" refers to Sterling Bancorp and its subsidiaries. The Sterling companies provide a full range of products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring, trade financing, leasing, trust and estate administration and investment management services. Sterling has operations in New York and Virginia and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank"), its principal subsidiary, and all of the outstanding shares of Universal Finance Corporation, Sterling Industrial Loan Association and Sterling Banking Corporation ("finance subsidiaries"). On January 1, 1997, a new subsidiary - Sterling National Mortgage Corp ("SNMC - Virginia") - was formed. Sterling National Mortgage Company, Inc. ("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Factors Corporation ("Factors") are wholly owned subsidiaries of the bank. Until 1997, Factors was a finance subsidiary of the Registrant. There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. The following table presents the components of the loan portfolio for both the Company and the bank as of December 31, 1996 and 1995. Reference is made to the information beginning on page 43 of the Company's Annual Report (pages 11 to 49 of which are incorporated by reference herein) under the caption "CREDIT RISK".

                                                  December 31, 1996                       December 31, 1995
                                           ------------------------------          -----------------------------
                                           The Company          The bank           The Company          The bank
                                           -----------          ---------          -----------          --------
                                                                       (in thousands)
Domestic
  Commercial and industrial                  $351,281            $307,705            $313,118            $265,015
  Lease Financing                              40,489              40,489              24,311              24,311
  Real estate - mortgage                       64,368              64,368              49,790              49,790
  Real estate - construction                    1,136               1,136               1,040               1,040
  Installment - individuals                    15,537              15,537              14,876              14,876
Foreign
  Governments and official
    institutions                                  789                 789                 789                 789
                                             --------            --------            --------            --------
      Loans, gross                            473,600             430,024             403,924             355,821
Less: Unearned discounts                        8,083               7,820               6,695               6,357
                                             --------            --------            --------            --------
      Loans, net of unearned
        discounts                            $465,517            $422,204            $397,229            $349,464
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

        There are also various requirements and restrictions imposed by the laws of the United States and the State of New York and by regulations of the Federal Reserve System, of which the bank is a member, affecting the operations of the Company including the requirement to maintain reserves against deposits, restrictions relating to: (a) the nature and amount of loans that may be made by the bank and the interest that may be charged thereon; (b) extensions of credit by subsidiary banks of a bank holding company to the bank holding company or certain of its subsidiaries; (c) on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower; and (d) other investments, branching and other activities of the Company and the bank. Regulatory limitations on the payment of dividends to the Registrant by the bank are discussed in the "FINANCIAL CONDITION" section beginning on page 40 of the Company's 1996 Annual Report. The Registrant and its finance subsidiaries are subject to supervision and regulation by the Federal Reserve Board; Sterling Industrial Loan Association is subject to supervision and regulation by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia; Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York; the bank is subject to supervision and regulation by the Office of the Comptroller of the Currency ("the Comptroller") and, by reason of the insurance of its deposits to the extent permitted by law, to the regulations of the Federal Deposit Insurance Corporation.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 4%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, and to consider applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 1996, the Company and the bank exceeded the requirements for "well capitalized" institutions. The capital components and ratios for the Company and the bank are presented in the Company's 1996 Annual Report on page 35.

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

The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times when, absent such regulations, the bank holding company might not otherwise provide such support.

The earnings of the parent company and its finance subsidiaries and the bank are affected by legislative changes and by regulations and policies of various governmental authorities, including the Federal Reserve System, the Comptroller, and the states in which the Registrant's subsidiaries operate. Such changes and policies significantly affect the growth of deposits as well as the cost of purchased funds and the return on earning assets.

Changing conditions in the national economy and in the money markets make it impossible to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Registrant and its subsidiaries. Foreign activities of the Company are not considered to be material.

The bank

Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains six offices in New York City (three branches and an International Banking Facility in Manhattan and two branches in Queens). The executive office is located at 430 Park Avenue, New York, New York. There are regional representatives located in Los Angeles, California and Richmond, Virginia.

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

Factors provides factoring services. Factors purchases client's accounts receivable, assumes credit risk on approved orders and handles credit and collection details and bookkeeping requirements. Income for these services is derived from commissions charged for receivables serviced and interest charged on advances to the client. For these services, Factors receives a portion of factoring commissions paid by the clients plus a portion of interest charged on advances. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries.

Sterling's mortgage banking and brokerage business is conducted through companies located in Virginia and New York. SNMC-Virginia originates and services non-conforming mortgages, for its own portfolio and resale, on residential properties in Virginia and several adjoining states. SNMC-New York originates conforming, residential mortgage loans throughout the tri-state metropolitan area, and has offices on Long Island and in Westchester.

Loans to companies in the textile and apparel industry represent 14% of the commercial and industrial loan portfolio. There are no other industry concentrations (exceeding 10% of loans, gross) in the commercial and industrial loan portfolio. Approximately 75% of the bank's loans are to borrowers located in the metropolitan New York area.

The composition of income from the operations of the bank and its subsidiaries for the years ended: [1] December 31, 1996 included interest and fees on commercial and other loans (52%), interest and dividends on investment securities (35%) and other (13%); [2] December 31, 1995 included interest and fees on commercial and other loans (52%), interest and dividends on investment securities (38%), and other (10%); [3] December 31, 1994 included interest and fees on commercial and other loans (47%), interest and dividends on investment securities (44%), and other (9%).


At December 31, 1996, the bank had 242 employees, consisting of 96 officers and 146 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.


Parent Company and Finance Subsidiaries

The parent company and its finance subsidiaries engage in various types of secured financing activities such as asset based financing, consumer receivables financing and service certain such accounts for the bank.

Asset based financing services rendered by the Registrant and its finance subsidiaries include new business referral, collection, supervisory, examination and bookkeeping to the bank for fees; and the bank assumes all credit risks.

The parent company and its finance subsidiaries make business and consumer loans. The loans are usually secured by real estate, personal property, accounts receivable or other collateral; occasionally unsecured working capital advances are provided to its customers.

Sterling Financial Services Company("Sterling Financial"), a nationwide provider of consumer receivables financing, is a division of the parent company. Sterling Financial engages in asset based lending with independent dealers who market products (i.e., housewares, appliances, automobiles, educational material, et al) to consumers on an installment basis with repayment terms between 12 and 48 months. Sterling Financial administers these installment contracts for the dealer, providing billing, payment processing and other bookkeeping services. Sterling Financial makes advances to each dealer of up to 80% of the discounted aggregate value of the dealer's installment contracts.

The composition of income (excluding equity in undistributed net income of the banking subsidiary) of the parent company and its finance subsidiaries for the years ended: [1] December 31, 1996 included interest and fees on loans (42%), interest and fees on accounts receivable factored (20%), dividends, interest and service fees (31%) and other (7%); [2] December 31, 1995 included interest and fees on loans (47%), interest and fees on accounts receivable factored (19%), dividends, interest and service fees (33%), and other (1%); [3] December 31, 1994 included interest and fees on loans (46%), interest and fees on accounts receivable factored (18%), dividends, interest and service fees (35%), and other (1%). During these years, Factors and SNMC-Virginia were finance subsidiaries, and the results of their operations were included in the foregoing and in all financial statements relating to these years.

At December 31, 1996, the parent company and its finance subsidiaries employed 73 persons consisting of 18 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.



                  SELECTED CONSOLIDATED STATISTICAL INFORMATION


  I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 47, 48, and 49 of the Company's 1996 Annual Report is incorporated by reference herein.


 II.     Investment Portfolio

Shown below is a summary of the Company's investment securities by type with related carrying values:

                                                             December 31,
                                                   ------------------------------
                                                     1996       1995       1994
                                                   --------   --------   --------
                                                             (in thousands)
U.S. Treasury securities                           $ 41,246     52,373   $ 41,022
Obligations of U.S. government corporations
  and agencies--mortgage-backed securities          254,243    238,397    261,433
Obligations of states and political sub-
  divisions                                            --         --           30
Debt securities issued by foreign governments         2,750      3,500      4,000
Other debt securities                                  --         --        1,118
Federal Reserve Bank and other equity securities      6,092      4,968      4,179
                                                   --------   --------   --------
      Total                                        $304,331   $299,238   $311,782
                                                   ========   ========   ========

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the Company's 1996 Annual Report on pages 20 and 21 and is incorporated by reference herein. The average yield by maturity range is not available.

III.    Loan Portfolio

The following table sets forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the most recent five fiscal years:

                                                                         December 31,
                            -------------------------------------------------------------------------------------------------------
                                    1996                 1995                1994                 1993                1992
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                          % of                 % of                 % of                 % of                 % of
                            Balances     Total   Balances     Total   Balances     Total   Balances     Total   Balances     Total
                            --------   --------  --------   --------  --------   --------  --------   --------  --------   --------
                                                                       ($ in thousands)
Domestic
  Term Federal funds
    sold                    $   --         --    $   --          --%  $   --          --%  $ 40,000      13.39% $ 99,000      34.28%
  Commercial and
    industrial               350,641      75.32   309,173      77.83   258,494      82.65   216,677      72.53   149,273      51.69
  Lease financing             34,750       7.46    24,311       6.12      --         --        --         --        --         --
  Real estate -
    mortgage                  63,633      13.67    48,588      12.23    39,997      12.79    31,474      10.54    30,987      10.73
  Real estate -
    construction               1,136       0.25     1,040       0.26     1,486       0.48     1,666       0.56     1,606       0.56
  Installment -
    individuals               14,568       3.13    13,328       3.36    12,003       3.84     8,145       2.73     7,136       2.47
Foreign
  Government and
    official insti-
      tutions                    789       0.17       789       0.20       789       0.25       789       0.26       789       0.27
                            --------   --------  --------   --------  --------   --------  --------   --------  --------   --------
Loans, net of
    unearned
     discounts              $465,517     100.00% $397,229     100.00% $312,769     100.00% $298,751     100.00% $288,791     100.00%
                            ========   ========  ========   ========  ========   ========  ========   ========  ========   ========



The following table sets forth the maturities and sensitivity to changes in interest rates of loans, excluding "installment - individuals" loans, of the Company's loan portfolio at December 31, 1996:

                                                Due One            Due One           Due After            Total
                                                 Year              to Five             Five               Gross
                                                or Less             Years              Years              Loans
                                                --------           --------           --------           --------
                                                                         (in thousands)
Commercial and industrial                       $344,367           $    855           $  6,059           $351,281
Lease financing                                    1,514             38,975               --               40,489
Real estate - mortgage                            19,378              8,592             36,398             64,368
Real estate - construction                         1,136               --                 --                1,136
Foreign                                              789               --                 --                  789
                                                --------           --------           --------           --------
         Total                                  $367,184           $ 48,422           $ 42,457           $458,063
                                                ========           ========           ========           ========

Loans due after one year, which have:
    Predetermined interest
       rates                                                       $ 38,975           $ 42,457           $ 81,432
    Floating or adjustable
       interest rates                                                 9,447               --                9,447
                                                                   --------           --------           --------
         Total                                                     $ 48,422           $ 42,457           $ 90,879
                                                                   ========           ========           ========


It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the Company's 1996 Annual Report beginning on page 43 under the caption "CREDIT RISK", beginning on page 22 in footnote 6 and on page 17 in footnote 1 under the caption "Loans" is incorporated by reference herein.

The following table sets forth the aggregate amount of domestic nonaccrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years; as of December 31, 1996, there were no foreign loans accounted for on a nonaccrual basis or which were troubled debt restructurings:

                                                                              December 31,
                                                    ------------------------------------------------------------
                                                       1996            1995              1994            1993              1992
                                                    ---------        ---------        ---------        ---------          ------
                                                                            (in thousands)
 Nonaccrual basis loans*                            $     442        $     357        $     575        $2,297[1]          $3,309[1]

 Past due 90 days or more
 (other than the above)[2]                                390            1,961              293              146             619
                                                    ---------        ---------        ---------        ---------          ------
         Total                                      $     832        $   2,318        $     868        $   2,443          $3,928
                                                    =========        =========        =========        =========          ======

 Note:Includes restructured
        debt of                                     $      --        $      --        $      --        $      --          $   --
                                                    =========        =========        =========        =========          ======

 *Interest income that would
 have been earned on non-
 accrual and reduced rate
 loans outstanding                                  $      13        $      22        $      86        $     169          $  313
                                                    =========        =========        =========        =========          ======
Applicable interest income
 actually realized                                  $      --        $      --        $      18        $      98          $   72
                                                    =========        =========        =========        =========          ======


  Nonaccrual, past due and
   restructured loans as a
 percentage of total gross
 loans                                                    .18%             .58%             .27%             .80%           1.33%
                                                    =========        =========        =========        =========          ======


[1] Includes $1.4 and $1.9 million at December 31, 1993, and 1992, respectively, representing the balance of a loan to a single borrower who filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code during the third quarter of 1991.


[2] Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

IV. Summary of Loan Loss Experience

The information appearing in the Company's 1996 Annual Report beginning on page 23 in footnote 7 is incorporated by reference herein. The following table sets forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years:

                                                                                      December 31,
                                                      -----------------------------------------------------------------------------
                                                         1996            1995             1994             1993             1992
                                                      ---------        ---------        ---------        ---------        ---------
                                                                                      (in thousands)
Average loans outstanding, net
  of unearned discounts, during
  year                                                $ 376,879        $ 311,119        $ 255,223        $ 228,604        $ 211,917
                                                      =========        =========        =========        =========        =========

Allowance for possible loan losses:
Balance at beginning of year                          $   5,192        $   4,136        $   3,414        $   3,177        $   3,734
                                                      ---------        ---------        ---------        ---------        ---------
Charge-offs:
  Commercial and industrial                                 561              622              401              670            1,461
  Lease financing                                            49              344             --               --                338
  Real estate                                                71               16              109             --               --
  Installment                                                57               19               22               45              120
                                                      ---------        ---------        ---------        ---------        ---------
    Total charge-offs                                       738            1,001              532              715            1,919
                                                      ---------        ---------        ---------        ---------        ---------
 Recoveries:
  Commercial and industrial                               1,456              144              196               28               20
  Lease financing                                            37             --                  5               13                5
  Real estate                                              --                 47             --               --               --
  Installment                                                 9             --               --                 11               47
                                                      ---------        ---------        ---------        ---------        ---------
    Total recoveries                                      1,502              191              201               52               72
                                                      ---------        ---------        ---------        ---------        ---------
(Add)/Subtract:
  Net (recovery) charge-offs                               (764)             810              331              663            1,847
                                                      ---------        ---------        ---------        ---------        ---------
Provision for possible loan losses                        2,047            1,866            1,053              690            1,290
                                                      ---------        ---------        ---------        ---------        ---------
Allowance - acquired portfolio                             --               --               --                210             --
                                                      ---------        ---------        ---------        ---------        ---------

Balance at end of year                                $   8,003        $   5,192        $   4,136        $   3,414        $   3,177
                                                      =========        =========        =========        =========        =========

Ratio of net charge-offs to
  average loans outstanding, net
  of unearned discounts during
  year                                                     -0-%              .26%             .13%             .29%             .87%
                                                      =========        =========        =========        =========        =========


On June 1, 1993 the parent company purchased for cash the assets (principally loans) of Zenith Financial Corporation, a nationwide provider of consumer receivables financing. The purchase price included the allowance for loan losses of $209,627.

The Company considers its allowance for possible loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 1996. Net losses within the loan portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 1996.

To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, the following table presents the Company's allocation of the allowance. This allocation is based on subjective estimates by management and may vary from year to year based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the Company's 1996 Annual Report beginning on page 43 under the caption "CREDIT RISK" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in a loan category. Management believes that the allowance must be viewed in its entirety and is therefore available for future charge-offs in any loan category.

                                                                                December 31,
                                         -------------------------------------------------------------------------------------------
                                               1996               1995              1994               1993               1992
                                         ---------------    ---------------    --------------     --------------     ---------------
                                                    % of               % of              % of               % of                % of
                                         Amount    Loans    Amount    Loans    Amount   Loans     Amount   Loans     Amount    Loans
                                         ------    -----    ------    -----    ------   -----     ------   -----     ------    -----
                                                                              ($ in thousands)
Domestic
  Commercial and
    industrial                           $3,369    0.96%    $2,457    0.79%    $2,487    0.96%    $1,757    0.81%    $1,135    0.76%
  Lease financing                           508    1.46        355    1.46       --      --         --      --         --      --
  Real estate -
    mortgage                                566    0.89        472    0.97        434    1.09        291    0.92        323    1.04
  Real estate -
    construction                              8    0.70          8    0.77         12    0.81         63    3.78         63    3.92
  Installment -
    individuals                             279    1.92        167    1.25        142    1.18         94    1.15         98    1.37
  Unallocated                             3,273    --        1,733    --        1,061    --        1,209    --        1,558    --
                                         ------             ------             ------             ------             ------
Loans, net of
    unearned
     discounts                           $8,003    1.72%    $5,192    1.31%    $4,136    1.32%    $3,414    1.14%    $3,177    1.10%
                                         ======    ====     ======    ====     ======    ====     ======    ====     ======    ====

V. Deposits

Average deposits and average rates paid for each of the most recent three years is presented in the Company's 1996 Annual Report on page 47 and is incorporated by reference herein.

Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the Company's 1996 Annual Report beginning on page 23 in footnote 8 and is incorporated by reference herein.

The following table provides certain information with respect to the Company's deposits for each of the most recent three fiscal years:

                                                          December 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                --------    --------    --------
                                                        (in thousands)
Domestic
  Demand                                        $229,977    $224,081    $174,897
  NOW                                             32,761      30,150      34,055
  Savings                                         25,548      26,967      29,201
  Money Market                                   133,510     120,655     118,571
  Time deposits, by remaining maturity
      Within 3 months                             63,092      68,689      58,527
      After 3 months but within 1 year            68,725      49,715      23,172
      After 1 but within 5 years                  18,099      27,531      76,210
                                                --------    --------    --------

             Total domestic deposits             571,712     547,788     514,633
                                                --------    --------    --------

Foreign
  Time deposits, by remaining maturity
      Within 3 months                              1,710       2,240       1,670
      After 3 months but within 1 year             1,000       1,000       1,000
                                                --------    --------    --------

      Total foreign deposits                       2,710       3,240       2,670
                                                --------    --------    --------

              Total deposits                    $574,422    $551,028    $517,303
                                                ========    ========    ========

Interest expense for the most recent three fiscal years is as follows:

                                                    Years Ended December 31,
                                               ---------------------------------
                                                 1996         1995         1994
                                               -------      -------      -------
                                                        (in thousands)
NOW                                            $   313      $   286      $   273
Savings                                            535          565          685
Money market                                     3,381        3,206        2,353
Time--domestic                                   7,740        7,328        5,058
   --foreign                                       139          155          104
                                               -------      -------      -------

           Total interest expense              $12,108      $11,540      $ 8,473
                                               =======      =======      =======


VI. Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years follow:

                                                           Years Ended December 31,
                                                        ----------------------------
                                                          1996       1995      1994
                                                        --------   --------  -------
Return on average total assets (Net income
   divided by average total assets)                       1.06%      .81%      .61%
Return on average shareholders' equity (Net
   income divided by average equity)                     12.55%    10.00%     7.52%
Dividend payout ratio (Dividends declared per
   share divided by net income per share)                27.20%    28.41%    33.33%
Average shareholders' equity to average total
   assets (Average equity divided by average
   total assets)                                          8.46%     8.11%     8.08%


VII.       Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the Company's 1996 Annual Report on page 24 in footnote 9 and is incorporated by reference herein.

Item 2. PROPERTIES

The principal offices of the Company occupy one floor at 430 Park Avenue, New York, N.Y. consisting of approximately 15,000 square feet. The lease for these premises expires June 29, 2001. Annual rental commitments approximate $441,000. Certain finance subsidiaries maintain offices in Great Neck, New York and Richmond, Virginia

In addition to the principal offices, the bank maintains operating leases for four branch offices, the International Banking Facility, additional office space and an Operations Center with an aggregate of approximately 89,200 square feet. The annual office rental commitments for these premises approximates $1,050,000. The leases have expiration dates ranging from 1998 through 2015 with varying additional renewal options. The bank also maintains a branch located in Forest Hills owned by the bank (and not subject to a mortgage).



Item 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information beginning on page 9 of the Sterling Bancorp Proxy Statement dated March 14, 1997 under the caption "APPROVAL OF STOCK INCENTIVE PLAN AMENDMENT" is incorporated by reference herein.

                                     Part II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


The information appearing on page 46 of the Sterling Bancorp 1996 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein.


Item 6. SELECTED FINANCIAL DATA

The information appearing on page 39 of the 1996 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 40 - 46 of the 1996 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference. Supplementary data appearing on page 37 footnote 23 of the 1996 Annual Report is incorporated by reference herein.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 and the statements of condition of Sterling National Bank as of December 31, 1996 and 1995, notes thereto and Independent Auditors' Report thereon appearing on pages 12 - 38 of the 1996 Annual Report, are incorporated by reference herein.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 14, 1997 under the caption "ELECTION OF DIRECTORS" and beginning on page 8 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" are incorporated by reference herein.

Executive Officers - This information is included pursuant to Instruction 3 to
Item 401 (b) and (c) of Regulation S-K:

                                                                                             Held Executive Office
Name of Executive                       Title                                       Age              Since
-----------------                       -----                                       ---              -----
Louis J. Cappelli            Chairman of the Board and
                               Chief Executive Officer,
                                Director                                            66               1967
John C. Millman              President, Director                                    54               1986
Jerrold Gilbert              Executive Vice President, General
                                Counsel & Secretary                                 60               1974
John W. Tietjen              Senior Vice President, Treasurer
                               and Chief Financial Officer                          52               1989
John A. Aloisio              Vice President                                         54               1992
Leonard Rudolph              Vice President                                         49               1992
Frank J. Voso                Vice President                                         53               1989

All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

Item 11. EXECUTIVE COMPENSATION

The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 14, 1997 under the caption " Executive Compensation and Related Matters" and on page 7 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

The information beginning on page 8 of the Sterling Bancorp Proxy Statement dated March 14, 1997 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on page 7 of the Sterling Bancorp Proxy Statement dated March 14, 1997 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.


                                      III-1

                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The documents filed as a part of this report are listed below:

     1.   Financial Statements

             Annual Report to security holders, Sterling Bancorp 1996 Annual
               Report (This document is filed only to the extent of pages 11 through 49 which are incorporated by reference herein).

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

                 4(a) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 33-23877 and incorporated by reference herein).

                  (b) Indenture dated as of August 1, 1995 relating to floating interest rate convertible subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).

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

                 (iii) Amendments to Employment Agreements dated February 8, 1996 (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).
                                         (a) For Louis J. Cappelli
                                         (b) For John C. Millman

                 (iv)    Amendments to Employment Agreements dated February 28,
                         1997
                                         (a) For Louis J. Cappelli
                                         (b) For John C. Millman

                 11      Statement re Computation of Per Share Earnings.

                 13 Annual Report to security holders, Sterling Bancorp 1996 Annual Report (This document is filed only to the extent of pages 11 through 49 which are incorporated by reference herein).

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



                                STERLING BANCORP




                              /s/ Louis J. Cappelli
                   -------------------------------------------
                           Louis J. Cappelli, Chairman
                          (Principal Executive Officer)

                                 March 27, 1997
                   -------------------------------------------
                                      Date


                               /s/ John W. Tietjen
                   -------------------------------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                 March 27, 1997
                   -------------------------------------------
                                      Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 27, 1997                /s/   Louis J. Cappelli               Director
--------------                -------------------------             ------------
    (Date)                           (Signature)                      (Title)

March 27, 1997                /s/   John C. Millman                 Director
--------------                -------------------------             ------------
    (Date)                           (Signature)                      (Title)

March 27, 1997                /s/   William C. Warren               Director
--------------                -------------------------             ------------
    (Date)                           (Signature)                      (Title)

March 27, 1997                /s/   Allan F. Hershfield             Director
--------------                -------------------------             ------------
    (Date)                           (Signature)                      (Title)

March 27, 1997                /s/   Lillian Berkman                 Director
--------------                -------------------------             ------------
    (Date)                           (Signature)                      (Title)

March 27, 1997                /s/   Henry J. Humphreys              Director
--------------                -------------------------             ------------
    (Date)                           (Signature)                      (Title)

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

  4(a) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 33-23877 and incorporated by reference herein).

  (b) Indenture dated as of August 1, 1995 relating to floating interest rate convertible subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).

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

  (iii) Amendments to Employment Agreements dated February 8, 1996 (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).
               (a) For Louis J. Cappelli
               (b) For John C. Millman

  (iv)     Amendments to Employment Agreements dated February 28, 1997
               (a) For Louis J. Cappelli
               (b) For John C. Millman

  11       Statement re Computation of Per Share Earnings.

  13 Annual Report to security holders, Sterling Bancorp 1996 Annual Report (This document is filed only to the extent of pages 11 through 49 which are filed herewith).

  21       Subsidiaries of the Registrant.

  27       Financial Data Schedule.