Form 10-Q
period 1997-03-31
STERLING BANCORP
filed 1997-05-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED            MARCH 31, 1997
                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                      TO


COMMISSION FILE NUMBER:             1-5273-1


                                STERLING BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEW YORK                                                 13-2565216
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION)


430 PARK AVENUE, NEW YORK, N.Y.                                  10022-3505
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


       AS OF MARCH 31, 1997 THERE WERE 7,744,091 SHARES OF COMMON STOCK,
                         $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP


PART I FINANCIAL INFORMATION                                              Page
        Item 1. Financial Statements

             Consolidated Financial Statements                              3
             Notes to Consolidated Financial Statements                     7

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

             Business                                                       8
             Financial Condition                                            8
             Asset/Liability Management                                    10
             Securities                                                    12
             Credit Risk                                                   12
             Results of Operations                                         13
             Average Balance Sheets                                        15
             Rate/Volume Analysis                                          16
             Interest Rate Sensitivity                                     17
             Risk-Based Capital Components and Ratios                      18


PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                          19



SIGNATURES                                                                 19


EXHIBIT INDEX                                                              20

        Exhibit 11 Computation of Per Share Earnings                       21
        Exhibit 27 Financial Data Schedule                                 22

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    March 31,        December 31,
ASSETS                                                                1997               1996
                                                                  ------------       -----------
Cash and due from banks                                          $  37,668,258      $ 54,512,462
Interest-bearing deposits with other banks                           3,010,000         3,010,000
Federal funds sold                                                        --           3,000,000
Investment securities
   Available for sale (at estimated market value)                   76,315,917        77,597,117
   Held to maturity (estimated market value
     $224,158,427 and $223,668,650, respectively)                  230,239,405       226,733,888
                                                                 -------------      ------------
            Total investment securities                            306,555,322       304,331,005
                                                                 -------------      ------------

Loans, net of unearned discounts                                   451,960,314       465,516,556
Less allowance for possible loan losses                              7,883,345         8,003,392
                                                                 -------------      ------------
            Loans, net                                             444,076,969       457,513,164
                                                                 -------------      ------------
Customers' liability under acceptances                                 789,220           613,430
Excess cost over equity in net assets of the
   banking subsidiary                                               21,158,440        21,158,440
Premises and equipment, net                                          6,612,703         5,508,740
Accrued interest receivable                                          4,254,789         4,257,142
Other assets                                                         8,403,341         7,700,928
                                                                 -------------      ------------
                                                                 $ 832,529,042      $861,605,311
                                                                 =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                  $ 220,642,922      $229,976,783
   Interest-bearing deposits                                       356,648,187       344,445,578
                                                                 -------------      ------------
            Total deposits                                         577,291,109       574,422,361
Federal funds purchased and securities
   sold under agreements to repurchase                              82,586,572        88,144,400
Commercial paper                                                    21,093,400        32,569,900
Other short-term borrowings                                          6,695,962        30,419,791
Acceptances outstanding                                                789,220           613,430
Due to factoring clients                                            27,495,186        23,140,504
Accrued expenses and other liabilities                              16,260,829        14,228,490
                                                                 -------------      ------------
                                                                   732,212,278       763,538,876
                                                                 -------------      ------------

Long-term convertible subordinated debentures                        6,261,000         6,389,000
Other long-term debt                                                14,500,000        14,500,000
                                                                 -------------      ------------
            Total long-term debt                                    20,761,000        20,889,000
                                                                 -------------      ------------
            Total liabilities                                      752,973,278       784,427,876
                                                                 -------------      ------------

Commitments and contingent liabilities


Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares          2,501,790         2,506,600
   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued 7,786,434 and 7,725,533 shares, respectively            7,786,434         7,725,533
   Capital surplus                                                  39,315,968        38,619,434
   Retained earnings                                                33,412,014        31,648,806
   Net unrealized (depreciation) appreciation on securities
      available for sale, net of tax                                  (145,915)           90,001
                                                                 -------------      ------------
                                                                    82,870,291        80,590,374
   Less
      Common shares in treasury at cost, 42,343 shares                 418,959           418,959
      Unearned compensation                                          2,895,568         2,993,980
                                                                 -------------      ------------
            Total shareholders' equity                              79,555,764        77,177,435
                                                                 -------------      ------------
                                                                 $ 832,529,042      $861,605,311
                                                                 =============      ============

  See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                    Three Months Ended
                                                         March 31,
                                                    1997            1996
                                                -----------     -----------

INTEREST INCOME
   Investment loans                             $11,083,522     $ 8,531,269
   Investment securities
      Available for sale                          1,317,517       1,620,314
      Held to maturity                            3,782,856       3,565,310
   Federal funds sold                                74,113         277,433
   Deposits with other banks                         58,307          42,093
                                                -----------     -----------
            Total interest income                16,316,315      14,036,419
                                                -----------     -----------


INTEREST EXPENSE
   Deposits                                       3,318,730       2,951,678
   Federal funds purchased
      and securities sold under agreements
      to repurchase                               1,092,076         884,721
   Commercial paper                                 330,693         330,543
   Other short-term borrowings                      146,069         124,456
   Long-term debt                                   331,346         719,108
                                                -----------     -----------
            Total interest expense                5,218,914       5,010,506
                                                -----------     -----------
Net interest income                              11,097,401       9,025,913
Provision for possible loan losses                  771,000         577,000
                                                -----------     -----------
Net interest income after provision
 for possible loan losses                        10,326,401       8,448,913
                                                -----------     -----------

NONINTEREST INCOME
   Service charges on deposit accounts              509,920         372,505
   Factoring commissions                            928,395         602,512
   Letter of credit commissions                     240,079         215,411
   Trust fees                                       192,949         150,796
   Mortgage banking income                          692,698          32,236
   Gain on sale of securities                          --            22,161
   Other income                                     549,348         265,913
                                                -----------     -----------
            Total noninterest income              3,113,389       1,661,534
                                                -----------     -----------


NONINTEREST EXPENSES
   Salaries                                       4,143,598       3,183,825
   Employee benefits                                887,617         749,966
                                                -----------     -----------
            Total personnel expenses              5,031,215       3,933,791
   Occupancy expense, net                           732,779         587,883
   Equipment expense                                565,391         312,153
   Other expenses                                 2,576,670       1,909,251
                                                -----------     -----------
            Total noninterest expenses            8,906,055       6,743,078
                                                -----------     -----------
Income before income taxes                        4,533,735       3,367,369
Provision for income taxes                        2,071,259       1,607,624
                                                -----------     -----------


Net income                                      $ 2,462,476     $ 1,759,745
                                                ===========     ===========


Average number of common shares outstanding
   Primary                                        7,872,366       6,519,458
   Fully diluted                                  8,616,748       8,664,599
Per average common share
   Primary                                      $       .31     $       .27
   Fully diluted                                        .29             .23
Dividends per common share                              .09             .07



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity

                                                       Three Months Ended
                                                            March 31,
                                                     1997              1996
                                                 ------------      ------------

 Shareholders' equity at beginning of period     $ 77,177,435      $ 59,657,224
                                                 ------------      ------------

 Net income                                         2,462,476         1,759,745
 Dividends paid
    Common stock- $.09  and $.07 per share,
      respectively                                   (689,479)         (453,542)
    Preferred stock - at prescribed rates              (9,578)           (5,305)
 Conversions of subordinated debentures
    into common stock                                 749,000           193,000
 Options exercised                                      3,625              --
 Amortization of unearned compensation                 98,201            23,021
 Change in valuation account for securities
    available for sale, net of tax                   (235,916)         (430,351)
                                                 ------------      ------------
Net change in shareholders' equity                  2,378,329         1,086,568
                                                 ------------      ------------
Shareholders' equity at end of period            $ 79,555,764      $ 60,743,792
                                                 ============      ============



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                           Three Months Ended
                                                                                March 31,
                                                                        1997              1996
                                                                    ------------      ------------
OPERATING ACTIVITIES
  Net income                                                        $  2,462,476      $  1,759,745
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for possible loan losses                               771,000           577,000
        Depreciation and amortization of premises and equipment          314,789           162,434
        Deferred income tax provision/(benefit)                           64,350          (139,792)
        Gain on sale of securities                                          --             (22,161)
        Net change in loans held for sale                             (3,515,264)             --
        Amortization of unearned compensation                             98,201            23,021
        Amortization of premiums of securities                           326,796           418,954
        Accretion of discounts on securities                             (40,058)          (39,040)
        Decrease/(Increase) in accrued interest receivable                 2,353          (360,514)
        Increase in due to factored clients                            4,354,682           288,859
        Increase in other liabilities                                  2,032,339         2,035,420
        Other, net                                                      (836,039)       (3,327,691)
                                                                    ------------      ------------

              Net cash provided by operating activities                6,035,625         1,376,235
                                                                    ------------      ------------

INVESTING ACTIVITIES
   Purchase of premises and equipment                                 (1,418,753)         (573,201)
   Net increase in interest-bearing deposits
      with other banks                                                      --             (10,000)
   Net decrease in Federal funds sold                                  3,000,000         5,000,000
   Proceeds from sale of loans
   Net decrease in loans                                              17,071,242        35,955,482
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                 7,853,630         7,981,976
   Purchases of securities - held to maturity                        (11,570,419)      (45,650,703)
   Proceeds from sale of securities-available for sale                      --           5,017,969
   Proceeds from prepayments, redemptions or maturities of
      securities - available for sale                                    769,322         2,649,048
                                                                    ------------      ------------
              Net cash provided by investing activities               15,705,022        10,370,571
                                                                    ------------      ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                       (9,333,861)      (51,917,206)
   Net increase in interest-bearing deposits                          12,202,609         3,302,957
   Net (decrease)/increase in Federal funds purchased and
      securities sold under agreements to repurchase                  (5,557,828)       24,677,270
   Net (decrease)/increase in commercial paper
      and other short-term borrowings                                (35,200,329)       15,203,247
   Prepayments of debentures, net                                       (128,000)             --
   Decrease in other long-term debt                                         --            (250,000)
   Proceeds from exercise of stock options                                 3,625              --
   Cash dividends paid on common and preferred stock                    (699,057)         (458,847)
                                                                    ------------      ------------
              Net cash used in financing activities                  (38,584,851)       (9,442,579)
                                                                    ------------      ------------
Net (decrease)/increase in cash and due from banks                   (16,844,204)        2,304,227
Cash and due from banks - beginning of period                         54,512,462        40,720,401
                                                                    ------------      ------------
Cash and due from banks - end of period                             $ 37,668,258      $ 43,024,628
                                                                    ============      ============

Supplemental schedule of non-cash financing activities:
   Debenture and preferred stock conversions                        $    753,810      $    193,000
   Issuance of treasury shares                                              --           1,381,250

Supplemental disclosure of cash flow information:
   Interest paid                                                    $  4,951,378      $  5,480,943
   Income taxes paid                                                     981,012           518,650


See Notes to Consolidated Financial Statements

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1996 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 authorized) and 247,719 Series D shares (of 300,000 authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which supersedes Accounting Principles Board Opinion NO. 15, "Earnings per Share," establishes standards for computing, presenting and disclosing earnings per share.

         SFAS 128 requires the presentation of basic earnings per share and, for entities with complex, capital structures, diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of SFAS 128 is not permitted and all prior period earnings per share data must be restated upon its adoption.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


BUSINESS

Sterling Bancorp ("the parent company") is a bank holding company, as defined by the Bank Holding Company Act of 1956("the BHCA"), as amended. Throughout the report, the term "the Company" refers to Sterling Bancorp and its subsidiaries. The Sterling companies provide a full range of products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring, trade financing, leasing, trust and estate administration and investment management services. Sterling has operations in New York and Virginia and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank"), its principal subsidiary, and all of the outstanding shares of Universal Finance Corporation, Sterling Industrial Loan Association and Sterling Banking Corporation ("finance subsidiaries"). On January 1, 1997, a new subsidiary - Sterling National Mortgage Corp. ("SNMC - Virginia") - was formed. On March 1, 1997, a wholly-owned subsidiary of the bank- Sterling Real Estate Holding Company Inc. - was formed. Sterling National Mortgage Company, Inc. ("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Factors Corporation ("Factors") are wholly owned subsidiaries of the bank. Until 1997, Factors was a finance subsidiary of the parent company.

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At March 31, 1997, the bank's year-to-date average earning assets (of which loans were 48% and securities were 43%) represented approximately 96% of the Company's year-to-date average earning assets. See page 15 for the composition of the Company's average balance sheets for the three months ended March 31, 1997 and March 31, 1996.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At March 31, 1997, the parent company had on hand approximately $10,232,000 in cash.

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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



At March 31, 1997, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $8,199,000. To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with approximately $22 million principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. The parent company's indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding long-term indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms.

At March 31, 1997, the parent company's short-term debt, consisting principally of commercial paper, was approximately $21,343,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $43,030,000 and back-up credit lines with banks of $24,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 Capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 4%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At March 31, 1997, the Company and the bank exceeded the requirements for "well capitalized" institutions. Information regarding the Company's and the bank's risk-based capital, at March 31, 1997 and December 31, 1996, is presented on page 18.

While past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

The parent company regularly evaluates acquisition opportunities and regularly conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, is some cases negotiations, regularly take place and future acquisitions could occur.

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

The Company's balance sheet structure is primarily short-term in nature with most assets and liabilities repricing or maturing in less than five years. The Company monitors the interest rate sensitivity of its on-and off-balance sheet positions by examining its near-term sensitivity and its longer term gap (as defined below) position. The Company utilizes various tools in its management of interest rate risk, primarily utilizing a sophisticated income simulation model and complementing this with a traditional gap analysis.

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

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors and the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. At March 31, 1997, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

At March 31, 1997, the Company's off-balance sheet financial instruments consisted of three interest rate floor contracts having a notional amount totaling $100 million; one contract with a notional amount of $50 million has a final maturity of February 27, 2000, another contract with a notional amount of $25 million has a final maturity of October 10, 1999 and another contract with a notional amount of $25 million has a final maturity of March 17, 1998. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes.

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

The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. The Company paid up-front premiums of $807,000 for the interest rate floor contracts which are amortized monthly against interest income from the designated assets. At March 31, 1997, the unamortized premiums on these contracts totaled $452,000 and are included in other assets. At March 31, 1997, $24,000 was receivable under the contracts.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


SECURITIES

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency mortgage-backed securities along with other debt and equity securities. At March 31, 1997, the Company's portfolio of securities totalled $306,507,000, of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 2.5 years amounted to $297,712,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $348,000 and $6,477,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $161,000 and gross unrealized losses of $433,000. Given the relatively short-term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at March 31, 1997 were as follows:

                                           Company         Bank
                                           --------     --------
                                               (in thousands)
Domestic
  Commercial and industrial                $331,006     $301,007
  Real estate - mortgage                     69,439       69,439
  Real estate - construction                  1,189        1,189
  Installment - individuals                  15,443       15,443
  Lease financing                            42,009       42,009
Foreign
  Government and official institutions          789          789
                                           --------     --------
  Loans, gross                              459,875      429,876
  Less unearned discounts                     7,915        7,735
                                           --------     --------
Loans, net of unearned discounts           $451,960     $422,141
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


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio including loans identified as impaired as required by SFAS No. 114 and No. 118. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 1997, the Company's allowance was $7,883,000; the ratio of the allowance to loans, net of unearned discount, was 1.7%. At March 31, 1997, $57,000 of loans were impaired within the scope of SFAS No. 114 and required a valuation allowance of $28,000. The average recorded investment in impaired loans during the three months ended March 31, 1997 was approximately $89,000. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $220,000 at March 31, 1997. At March 31, 1997, non-accrual loans amounted to $1,345,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 1997.


RESULTS OF OPERATIONS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of interest-earning assets and interest-bearing liabilities. An analysis of the Company's interest rate sensitivity is presented on page 17. The increases (decreases) for the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page
16. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 15.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
Total interest income increased $2,279,000 for the three months ended March 31, 1997 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $2,553,000 principally due to higher average outstandings. A decrease in average Federal funds sold outstandings produced a decrease in related income of $204,000.

Total interest expense for the three months ended March 31, 1997 increased $208,000 when compared with the same period in 1996 principally due to higher rates paid for those funds. Interest expense on interest-bearing deposits rose $367,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings increased $159,000 for the three months ended March 31, 1997 versus the like period a year ago due to a decrease in average outstandings coupled with lower rates paid for those funds.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the loan portfolios, $771,000 was provided for possible loan losses for the three months ended March 31, 1997.

Noninterest income increased $1,452,000 for the third quarter of 1997 when compared with the same period in 1996 due primarily to increased factoring commissions and mortgage banking income.

Noninterest expenses increased $2,163,000 for the three months ended March 31, 1997 versus the same period last year reflecting higher personnel and general business costs associated with the Company's higher levels of business activities.

The provision for income taxes increased $464,000 for the first quarter of 1997 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $702,000 for the three months ended March 31, 1997 when compared with the same period in 1996.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended March 31,

                                                             1997                                        1996
                                            --------------------------------------      --------------------------------------
                                            Average                       Average       Average                       Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       ------
Interest-bearing deposits
   with other banks                         $  3,010       $     58          5.16%     $   3,025       $     42          5.60%
Investment securities
   Available for sale [2]                     76,956          1,317          6.71         97,795          1,621          6.71
   Held to maturity                          225,536          3,783          6.91        217,915          3,565          6.54

Federal funds sold                             5,544             74          5.42         19,879            278          5.52
Loans, net of unearned
   discounts [3]                             427,226         11,084         11.26        340,156          8,531         10.85
                                            --------       --------                     --------       --------
         TOTAL INTEREST-EARNING
            ASSETS                           738,272         16,316          9.24        678,770         14,037          8.58
                                                           --------        ------                      --------        ------

Cash and due from banks                       48,410                                     39,057
Allowance for possible
   loan losses                                (8,367)                                    (5,418)
Goodwill                                      21,158                                     21,158
Other assets                                  17,255                                     15,523
                                            --------                                   --------

         TOTAL ASSETS                       $816,728                                   $749,090
                                            ========                                   ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $191,997          1,243          2.63      $183,303          1,066           2.34
   Other time                                162,025          2,076          5.20       154,037          1,886           4.92
                                            --------       --------                    --------       --------
      Total interest-bearing
           deposits                          354,022          3,319          3.80       337,340          2,952           3.52
                                            --------       --------                    --------       --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                84,899          1,092          5.21        69,012            885           5.16
   Commercial paper                           26,521            331          5.06        25,944            331           5.12
   Other short-term debt                       7,209            146          4.86         5,740            124           5.09
   Long-term debt                             20,670            331          6.50        39,342            719           7.35
                                            --------       --------                    --------       --------
         Total borrowings                    139,299          1,900          5.36       140,038          2,059           5.76
                                            --------       --------                    --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       493,321          5,219          4.24       477,378          5,011           4.18
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 200,987                                    170,418
Other liabilities                             44,673                                     40,786
                                            --------                                   --------
       Total liabilities                     738,981                                    688,582

Shareholders' equity                          77,747                                     60,508
                                            --------                                   --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $816,728                                   $749,090
                                            ========                                   ========

Net interest income/spread                                 $ 11,097          5.00%                      $9,026          4.40%
                                                           ========          ====                       ======          ====

Net yield on interest-earning
   assets (margin)                                                           6.26%                                      5.51%
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                          Three Months Ended March 31,
                                  (000 omitted)

                                                      Increase/(Decrease)
                                                      Three Months Ended
                                                   March 31, 1997 and 1996
                                               --------------------------------
                                               Volume       Rate       Total[1]
                                               -------      -----      -------
INTEREST INCOME
Interest-bearing deposits with other banks     $     9      $   7      $    16
                                               -------      -----      -------

Investment securities
   Available for sale [2]                         (333)        29         (304)
   Held to maturity                                 51        167          218
                                               -------      -----      -------
      Total                                       (282)       196          (86)
                                               -------      -----      -------


Federal funds sold                                (199)        (5)        (204)
                                               -------      -----      -------

Loans, net of unearned discounts [3]             2,222        331        2,553
                                               -------      -----      -------
TOTAL INTEREST INCOME                          $ 1,750      $ 529      $ 2,279
                                               =======      =====      =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                     $    42      $ 135      $   177
   Other time                                       80        110          190
                                               -------      -----      -------
         Total                                     122        245          367
                                               -------      -----      -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase            188         19          207
   Commercial paper                                  4         (4)        --
   Other short-term debt                            21          1           22
   Long-term debt                                 (326)       (62)        (388)
                                               -------      -----      -------
      Total                                       (113)       (46)        (159)
                                               -------      -----      -------

TOTAL INTEREST EXPENSE                         $     9      $ 199      $   208
                                               =======      =====      =======

NET INTEREST INCOME                            $ 1,741      $ 330      $ 2,071
                                               =======      =====      =======


[1] The rate/volume variance is allocated equally between changes in volume and rate. The variance due to one less day in 1997 has been included in the change due to volume.

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

                                                                         Repricing Date
                                   --------------------------------------------------------------------------------
                                                  More than                                    Non
                                   3 months       3 months       1 year to        Over         Rate
                                    or less       to 1 year       5 years       5 years      sensitive       Total
                                   ---------      ---------      ---------     ---------     ---------      -------
ASSETS
   Interest-bearing deposits
       with other banks            $   1,430      $  1,580      $    --        $   --       $    --        $  3,010
   Investment securities              31,358         7,296         29,904       231,904         6,093       306,555
   Loans, net of unearned
    discounts                        331,232        28,055         54,884        45,704        (7,915)      451,960
   Noninterest-earning assets
    and allowance for possible
    loan losses                         --            --             --            --          71,004        71,004
                                   ---------      --------      ---------      --------     ---------      --------

      Total Assets                   364,020        36,931         84,788       277,608        69,182       832,529
                                   ---------      --------      ---------      --------     ---------      --------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits         223,298        43,641         89,709          --            --         356,648
   Securities sold under
     agreements to repurchase         80,315         2,272           --            --            --          82,587
   Commercial paper                   21,093          --             --            --            --          21,093
   Other short-term borrowings         3,446         3,250           --            --            --           6,696
   Long-term debt                      6,261          --           14,150           350          --          20,761
   Noninterest-bearing
     liabilities and share-
     holders' equity                    --            --             --            --         344,744       344,744
                                   ---------      --------      ---------      --------     ---------      --------

       Total Liabilities and
          Shareholders' Equity     $ 334,413      $ 49,163      $ 103,859      $    350     $ 344,744      $832,529
                                   =========      ========      =========      ========     =========      ========

Net Interest Rate
      Sensitivity Gap              $  29,607      $(12,232)     $ (19,071)     $277,258     $(275,562)     $   --
                                   =========      ========      =========      ========     =========      ========

Cumulative Gap at
      March 31, 1997               $  29,607      $ 17,375      $  (1,696)     $275,562     $    --        $   --
                                   =========      ========      =========      ========     =========      ========

Cumulative Gap at
      March 31, 1996               $ (10,910)     $(32,869)     $ (73,850)     $201,786     $    --        $   --
                                   =========      ========      =========      ========     =========      ========

Cumulative Gap at
      December 31, 1996            $  67,266      $ 20,475      $ (11,245)     $261,380     $    --        $   --
                                   =========      ========      =========      ========     =========      ========

                       STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios

                                                         The Company                 The Bank
                                                    -----------------------    ----------------------
                                                     3/31/97      12/31/96      3/31/97     12/31/96
                                                    --------      --------      -------     --------
                                                                     ($ in thousands)
COMPONENTS
   Stockholders' equity                             $ 79,556      $ 77,177      $49,660     $ 46,503
   Add/(Subtract):
      Goodwill                                       (21,158)      (21,158)        --           --
      Net unrealized depreciation(appreciation)
         on securities available for sale,
          net of tax effect (1)                          146           (90)         148          (89)
                                                    --------      --------      -------     --------

      Tier 1 Capital                                  58,544        55,929       49,808       46,414
                                                    --------      --------      -------     --------

   Allowance for possible loan losses
      (limited to 1.25% of total risk-
        weighted assets)                               6,382         6,580        5,934        5,014
   Subordinated debt (limited to 50%
      of Tier 1 Capital)                               1,252         1,278         --           --
                                                    --------      --------      -------     --------

      Tier 2 Capital                                   7,634         7,858        5,934        5,014
                                                    --------      --------      -------     --------

      Total Risk-based Capital                      $ 66,178      $ 63,787      $55,742     $ 51,428
                                                    ========      ========      =======     ========


RATIOS AND MINIMUMS
                                                                       Capital            Well         Capital         Well
                                            As of        As of         Adequacy        Capitalized      Adequacy      Capitalized
                                          March 31,   December 31,     Minimum           Minimum        Minimum        Minimum
                                            1997          1996        Requirement       Requirement     Capital        Capital
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           ($ in thousands)
   Tier 1 Leverage

       The Company                          7.36%        6.89%                                            $31,823        $39,779
                                                              }           4.00%            5.00%
       The bank                             6.50         6.13                                              30,654         38,317



   Tier 1 Risk-based Capital

       The Company                         11.50%       10.65%                                            $20,363        $30,544
                                                              }           4.00%            6.00%
       The bank                            10.37         9.63                                              19,218         28,827



   Total Risk-based Capital

       The Company                         13.00%       12.15%                                            $40,725        $50,907
                                                               }          8.00%           10.00%
       The bank                            11.60        10.67                                              38,437         48,045


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

                                         STERLING BANCORP
                                         -----------------------------
                                            (Registrant)




Date      5/  /97                         /s/  Louis J. Cappelli
      --------------------                     -------------------------------
                                               Louis J. Cappelli
                                               Chairman and
                                               Chief Executive Officer



Date      5/  /97                         /s/  John W. Tietjen
      --------------------                     -------------------------------
                                               John W. Tietjen
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  Exhibit Index

                                               Incorporated                       Sequential
   Exhibit                                       Herein By         Filed             Page
    Number             Description             Reference To       Herewith            No.
    ------             -----------             ------------       --------            ---
    11                 Computation of                                X                21
                       Per Share Earnings



    27                 Financial Data                                X                22
                       Schedule