Form 10-Q
period 1997-06-30
STERLING BANCORP
filed 1997-08-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended       June 30, 1997
                               ------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                                 ---------------      -----------------

Commission File Number:             1-5273-1
                          ------------------------
                                STERLING BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       New York                                                 13-2565216
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                                Identification)


430 Park Avenue, New York, N.Y.                                  10022-3505
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

                                  [X] Yes [] No


         As of June 30, 1997 there were 7,824,340 shares of common stock.

                         $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                                           Page
                                                                                                       ----
        Item 1. Financial Statements

             Consolidated Financial Statements                                                           3
             Notes to Consolidated Financial Statements                                                  7

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

             Business                                                                                    9
             Financial Condition                                                                         9
             Asset/Liability Management                                                                 11
             Securities                                                                                 13
             Credit Risk                                                                                13
             Results of Operations                                                                      14
             Average Balance Sheets                                                                     17
             Rate/Volume Analysis                                                                       19
             Interest Rate Sensitivity                                                                  21
             Risk-Based Capital Components and Ratios                                                   22


PART II OTHER INFORMATION

        Item 4.  Submission of Matter to a Vote of Security-Holders                                     23
        Item 6.  Exhibits and Reports on Form 8-K                                                       24



SIGNATURES                                                                                              24


EXHIBIT INDEX                                                                                           25

        Exhibit 11 Computation of Per Share Earnings                                                    26
        Exhibit 27 Financial Data Schedule                                                              27

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                     June 30,         December 31,
ASSETS                                                                 1997               1996
                                                                   ------------       ------------
Cash and due from banks                                            $ 40,720,187       $ 54,512,462
Interest-bearing deposits with other banks                            3,010,000          3,010,000
Federal funds sold                                                           --          3,000,000
Investment securities
   Available for sale (at estimated market value)                    54,963,323         77,597,117
   Held to maturity (estimated market value
     $238,632,476 and $223,668,650, respectively)                   241,267,034        226,733,888
                                                                   ------------       ------------
            Total investment securities                             296,230,357        304,331,005
                                                                   ------------       ------------

Loans, net of unearned discounts                                    467,096,083        465,516,556
Less allowance for possible loan losses                               8,422,719          8,003,392
                                                                   ------------       ------------
            Loans, net                                              458,673,364        457,513,164
                                                                   ------------       ------------
Customers' liability under acceptances                                1,213,262            613,430
Excess cost over equity in net assets of the
   banking subsidiary                                                21,158,440         21,158,440
Premises and equipment, net                                           7,221,745          5,508,740
Accrued interest receivable                                           3,756,328          4,257,142
Other assets                                                          8,068,353          7,700,928
                                                                   ------------       ------------
                                                                   $840,052,036       $861,605,311
                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                    $218,281,311       $229,976,783
   Interest-bearing deposits                                        344,861,009        344,445,578
                                                                   ------------       ------------
            Total deposits                                          563,142,320        574,422,361
Federal funds purchased and securities
   sold under agreements to repurchase                               92,644,554         88,144,400
Commercial paper                                                     24,087,400         32,569,900
Other short-term borrowings                                           8,911,372         30,419,791
Acceptances outstanding                                               1,213,262            613,430
Due to factoring clients                                             36,134,726         23,140,504
Accrued expenses and other liabilities                               11,601,687         14,228,490
                                                                   ------------       ------------
                                                                    737,735,321        763,538,876
                                                                   ------------       ------------

Long-term convertible subordinated debentures                         5,336,000          6,389,000
Other long-term debt                                                 14,250,000         14,500,000
                                                                   ------------       ------------
            Total long-term debt                                     19,586,000         20,889,000
                                                                   ------------       ------------
            Total liabilities                                       757,321,321        784,427,876
                                                                   ------------       ------------

Commitments and contingent liabilities


Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares           2,489,300          2,506,600
   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued  7,866,683 and 7,725,533 shares, respectively            7,866,683          7,725,533
   Capital surplus                                                   40,229,334         38,619,434
   Retained earnings                                                 35,336,792         31,648,806
   Net unrealized appreciation on securities
      available for sale, net of tax                                     24,721             90,001
                                                                   ------------       ------------
                                                                     85,946,830         80,590,374
   Less
      Common shares in treasury at cost, 42,343 shares                  418,959            418,959
      Unearned compensation                                           2,797,156          2,993,980
                                                                   ------------       ------------
            Total shareholders' equity                               82,730,715         77,177,435
                                                                   ------------       ------------
                                                                   $840,052,036       $861,605,311
                                                                   ============       ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                            June 30,
                                                      1997             1996              1997               1996
                                                  -----------       -----------       -----------       -----------

INTEREST INCOME
   Investment loans                               $11,406,455       $ 9,259,095       $22,489,977       $17,790,364
   Investment securities
      Available for sale                            1,083,128         1,574,293         2,400,645         3,194,607
      Held to maturity                              4,000,246         3,812,992         7,783,102         7,378,302
   Federal funds sold                                  15,628                --            89,741           277,433
   Deposits with other banks                           64,821            39,897           123,128            81,990
                                                  -----------       -----------       -----------       -----------
            Total interest income                  16,570,278        14,686,277        32,886,593        28,722,696
                                                  -----------       -----------       -----------       -----------


INTEREST EXPENSE
   Deposits                                         3,501,499         2,962,841         6,820,229         5,914,519
   Federal funds purchased
      and securities sold under agreements
      to repurchase                                 1,258,601           958,552         2,350,677         1,843,273
   Commercial paper                                   314,769           364,067           645,462           694,610
   Other short-term borrowings                        159,510           256,045           305,579           380,501
   Long-term debt                                     284,638           418,277           615,984         1,137,385
                                                  -----------       -----------       -----------       -----------
            Total interest expense                  5,519,017         4,959,782        10,737,931         9,970,288
                                                  -----------       -----------       -----------       -----------
Net interest income                                11,051,261         9,726,495        22,148,662        18,752,408
Provision for possible loan losses                    610,000           562,500         1,381,000         1,139,500
                                                  -----------       -----------       -----------       -----------
Net interest income after provision
 for possible loan losses                          10,441,261         9,163,995        20,767,662        17,612,908
                                                  -----------       -----------       -----------       -----------

NONINTEREST INCOME
   Service charges on deposit accounts                474,794           445,380           984,714           817,885
   Factoring commissions                            1,000,066           771,007         1,928,461         1,373,519
   Letter of credit commissions                       194,037           200,617           434,116           416,028
   Mortgage banking income                            835,991            36,872         1,528,689            69,108
   Gain on sale of securities                              --                --                --            22,161
   Other income                                       516,959           528,234         1,259,256           944,943
                                                  -----------       -----------       -----------       -----------
            Total noninterest income                3,021,847         1,982,110         6,135,236         3,643,644
                                                  -----------       -----------       -----------       -----------


NONINTEREST EXPENSES
   Salaries                                         4,144,517         3,307,120         8,288,115         6,490,945
   Employee benefits                                  926,715           764,205         1,814,332         1,514,171
                                                  -----------       -----------       -----------       -----------
            Total personnel expenses                5,071,232         4,071,325        10,102,447         8,005,116
   Occupancy expense, net                             742,864           594,305         1,475,643         1,182,188
   Equipment expense                                  535,702           430,895         1,101,093           743,048
   Other expenses                                   2,327,142         2,249,951         4,903,812         4,159,202
                                                  -----------       -----------       -----------       -----------
            Total noninterest expenses              8,676,940         7,346,476        17,582,995        14,089,554
                                                  -----------       -----------       -----------       -----------
Income before income taxes                          4,786,168         3,799,629         9,319,903         7,166,998
Provision for income taxes                          2,153,052         1,814,543         4,224,311         3,422,167
                                                  -----------       -----------       -----------       -----------


Net income                                        $ 2,633,116       $ 1,985,086       $ 5,095,592       $ 3,744,831
                                                  ===========       ===========       ===========       ===========


Average number of common shares outstanding
   Primary                                          7,985,308         6,965,918         7,931,233         6,767,391
   Fully diluted                                    8,745,787         8,321,730         8,661,890         8,127,876
Per average common share
   Primary                                        $       .33       $       .28       $       .64       $       .55
   Fully diluted                                          .31               .25               .60               .50
Dividends per common share                                .09               .08               .18               .15



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity





                                                            Six Months Ended
                                                                June 30,
                                                       1997                1996
                                                   ------------        ------------

 Shareholders' equity at beginning of period       $ 77,177,435        $ 59,657,224
                                                   ------------        ------------

 Net income                                           5,095,592           3,744,831
 Dividends paid
    Common stock - $.18 and $.15 per share,
      respectively                                   (1,386,117)         (1,021,418)
    Preferred stock - at prescribed rates               (21,278)            (10,672)
 Conversions of subordinated debentures
    into common stock                                 1,673,789           6,953,485
 Options exercised                                       59,750              10,875
 Amortization of unearned compensation                  196,824              92,084
 Change in valuation account for securities
    available for sale, net of tax                      (65,280)           (690,486)
                                                   ------------        ------------
Net change in shareholders' equity                    5,553,280           9,078,699
                                                   ------------        ------------
Shareholders' equity at end of period              $ 82,730,715        $ 68,735,923
                                                   ============        ============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                    Six Months Ended
                                                                                                        June 30
                                                                                                  1997                1996
                                                                                             ------------        ------------
OPERATING ACTIVITIES
  Net income                                                                                 $  5,095,592        $  3,744,831
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for possible loan losses                                                      1,381,000           1,139,500
        Depreciation and amortization of premises and equipment                                   581,341             345,111
        Deferred income tax benefit                                                              (183,706)           (327,769)
        Gain on sale of securities                                                                   -                (22,161)
        Net change in loans held for sale                                                      (2,018,020)            (69,108)
        Amortization of unearned compensation                                                     196,824              92,084
        Amortization of premiums of securities                                                    656,936             900,620
        Accretion of discounts on securities                                                      (75,907)            (78,110)
        Decrease in accrued interest receivable                                                   500,814              19,115
        Increase/(decrease) in due to factored clients                                         12,994,222          (3,830,016)
        Decrease in other liabilities                                                          (2,626,803)         (2,187,790)
        Other, net                                                                             (1,912,711)         (2,522,660)
                                                                                             ------------        ------------

              Net cash provided by (used in) operating activities                              14,589,582          (2,796,353)
                                                                                             ------------        ------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                                                           (2,294,346)         (1,012,897)
   Net increase in interest-bearing deposits
      with other banks                                                                               -                (10,000)
   Net decrease in Federal funds sold                                                           3,000,000           5,000,000
   Net decrease in loans                                                                        1,882,322          19,984,137
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                                         16,862,986          18,496,830
   Purchases of securities - held to maturity                                                 (31,850,173)        (59,323,005)
   Proceeds from sale of securities-available for sale                                               -              5,017,969
   Purchases of securities - available for sale                                                (5,452,844)         (5,175,461)
   Proceeds from prepayments, redemptions or maturities
      of securities - available for sale                                                       27,838,649           5,040,446
                                                                                             ------------        ------------
              Net cash provided by (used in) investing activities                               9,986,594        (11,981,981)
                                                                                             ------------        ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                                               (11,695,472)        (43,560,189)
   Net increase in interest-bearing deposits                                                      415,431             349,187
   Net increase in Federal funds purchased and
      securities sold under agreements to repurchase                                            4,500,154          32,806,343
   Net (decrease)/increase in commercial paper
      and other short-term borrowings                                                         (29,990,919)         23,120,203
   Prepayments of debentures                                                                         -                (66,515)
   Decrease in other long-term debt                                                              (250,000)           (250,000)
   Proceeds from exercise of stock options                                                         59,750              10,875
   Cash dividends paid on common and preferred stock                                           (1,407,395)         (1,032,090)
                                                                                             ------------        ------------
              Net cash (used in) provided by financing activities                             (38,368,451)         11,377,814
                                                                                             ------------        ------------
Net decrease in cash and due from banks                                                       (13,792,275)         (3,400,520)
Cash and due from banks - beginning of period                                                  54,512,462          40,720,401
                                                                                             ------------        ------------
Cash and due from banks - end of period                                                      $ 40,720,187        $ 37,319,881
                                                                                             ============        ============

Supplemental schedule of non-cash financing activities:
   Debenture and preferred stock conversions                                                 $  1,673,782        $  6,953,485
   Issuance of treasury shares                                                                       -              1,381,250

Supplemental disclosure of cash flow information:
   Interest paid                                                                             $ 12,375,149        $ 11,479,649
   Income taxes paid                                                                            1,630,749           3,370,750


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1996 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 authorized) and 246,470 Series D shares (of 300,000 authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 supersedes specific disclosure requirements of Accounting Principles Board Opinions No. 10, "Omnibus Opinion -- 1996," and No. 15, "Earnings Per Share," and Statement of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligations," and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to non-public entities. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997.

6. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It does not address issues of recognition or measurement of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

7. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to shareholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 supersedes "Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business," and amends Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

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

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At June 30, 1997, the bank's year-to-date average earning assets (of which loans were 56% and securities were 43%) represented approximately 96% of the Company's year-to-date average earning assets. See pages 17 and 18 for the composition of the Company's average balance sheets for the three and six months ended June 30, 1997 and June 30, 1996.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At June 30, 1997, the parent company had on hand approximately $11,037,000 in cash.

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

At June 30, 1997, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $7,211,000. To the extent convertible subordinated debentures are converted to common stock of the parent company (as has been the case with approximately $22 million principal amount since 1982), the subordinated debt related thereto is retired and becomes part of shareholders' equity. The parent company's long-term indebtedness is also met through funds generated from profits and new financing. Since becoming a public company in 1946, the parent company and its predecessors have been able to obtain the financing required and have paid at maturity all outstanding indebtedness. The parent company expects to continue to meet its obligations in accordance with their terms.

At June 30, 1997, the parent company's short-term debt, consisting principally of commercial paper, was approximately $24,337,400. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $44,401,000 and back-up credit lines with banks of $24,000,000. The parent company and its predecessor have issued and repaid at maturity approximately $12 billion of commercial paper since 1955. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 Capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 4%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5% 6% and 10%, respectively. At June 30, 1997, the Company and the bank exceeded the requirements for "well capitalized" institutions. Information regarding the Company's and the bank's risk-based capital, at June 30, 1997 and December 31, 1996, is presented on page 22.

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

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors and the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. At June 30, 1997, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

At June 30, 1997, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million; one contract with a notional amount of $50 million has a final maturity of February 27, 2000, another contract with a notional amount of $25 million has a final maturity of October 10, 1999, another contract with a notional amount of $25 million has a final maturity of May 1, 2001 and another contract with a notional amount of $25 million has a final maturity of March 17, 1998. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes.

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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. The Company paid up-front premiums of $939,000 for the interest rate floor contracts which are amortized monthly against interest income from the designated assets. At June 30, 1997, the unamortized premiums on these contracts totaled $531,000 and are included in other assets. At June 30, 1997, $19,000 was receivable under the contracts.

SECURITIES

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency mortgage-backed securities along with other debt and equity securities. At June 30, 1997, the Company's portfolio of securities totalled $296,230,000, of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 2.5 years amounted to $286,918,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $906,000 and $3,545,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $266,000 and gross unrealized losses of $224,000. Given the relatively short-term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at June 30, 1997 were as follows:

                                             Company          Bank
                                             --------       --------
                                                (in thousands)
Domestic
  Commercial and industrial                  $344,939       $312,831
  Real estate - mortgage                       69,270         69,270
  Real estate - construction                    1,125          1,125
  Installment - individuals                    15,822         15,822
  Lease financing                              42,932         42,932
Foreign
  Government and official institutions            789            789
                                             --------       --------
  Loans, gross                                474,877        442,769
  Less unearned discounts                       7,781          7,598
                                             --------       --------
Loans, net of unearned discounts             $467,096       $435,171
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


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio including loans identified as impaired as required by SFAS No. 114 and No. 118. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 1997, the Company's allowance was $8,423,000; the ratio of the allowance to loans, net of unearned discount, was 1.8%. At June 30, 1997, $881,000 of loans were impaired within the scope of SFAS No. 114 and required a valuation allowance of $225,000. The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $353,000. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $155,000 at June 30, 1997. At June 30, 1997, non-accrual loans amounted to $987,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 1997.


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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

Total interest income increased $1,855,000 for the three months ended June 30, 1997 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $2,148,000 principally due to higher average outstandings. A decrease in average investment securities available for sale outstandings produced a decrease in related income of $491,000.

Total interest expense for the three months ended June 30, 1997 increased $559,000 when compared with the same period in 1996 due to increased average outstandings and higher rates paid for those funds. Interest expense on interest-bearing deposits rose $539,000 as a result of increased rates coupled with an increase in average outstandings.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the loan portfolios, $610,000 was provided for possible loan losses for the three months ended June 30, 1997.

Noninterest income increased $1,040,000 for the second quarter of 1997 when compared with the same period in 1996 due primarily to increased factoring commissions and mortgage banking income.

Noninterest expenses increased $1,330,000 for the three months ended June 30, 1997 versus the same period last year reflecting higher personnel and general business costs associated with the Company's higher levels of business activities.

The provision for income taxes increased $339,000 for the second quarter of 1997 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $649,000 for the three months ended June 30, 1997 when compared with the same period in 1996.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

Total interest income increased $4,164,000 for the six months ended June 30, 1997 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $4,700,000 principally due to higher average outstandings. A decrease in average Federal funds sold outstandings produced a decrease in related income of $188,000. A decrease in average investment securities outstanding partially offset by higher yields, resulted in a decrease in related income of $389,000.

Total interest expense for the six months ended June 30, 1997 increased $768,000 when compared with the same period in 1996 principally due to higher rates paid for those funds. Interest expense on interest-bearing deposits rose $905,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings decreased $137,000 for the six months ended June 30, 1997 versus the like period a year ago due to a decrease in average outstandings partially offset by higher rates paid for those funds.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the loan portfolios, $1,381,000 was provided for possible loan losses for the six months ended June 30, 1997.

Noninterest income increased $2,492,000 for the first six months of 1997 when compared with the same period in 1996 due primarily to increased factoring commissions and mortgage banking income.

Noninterest expenses increased $3,493,000 for the six months ended June 30, 1997 versus the same period last year reflecting higher personnel and general business costs associated with the Company's higher levels of business activities.

The provision for income taxes increased $802,000 for the first six months of 1997 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $1,351,000 for the six months ended June 30, 1997 when compared with the same period in 1996.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Three Months Ended June 30,


                                                          1997                                          1996
                                            --------------------------------------      ------------------------------------
                                            Average                       Average       Average                       Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       ------
Interest-bearing deposits
   with other banks                         $  4,077       $     65          5.21%      $  2,950       $     40          5.44%
Investment securities
   Available for sale [2]                     65,368          1,083          6.64%        93,941          1,574          6.72
   Held to maturity                          237,168          4,000          6.75        235,168          3,813          6.49

Federal funds sold                             1,132             16          5.46             --             --            --
Loans, net of unearned
   discounts [3]                             430,753         11,407         11.33        349,158          9,259         11.36
                                            --------       --------                     --------       --------
         TOTAL INTEREST-EARNING
            ASSETS                           738,498         16,571          9.31        681,217         14,686          8.90
                                                           --------        ------                      --------        ------

Cash and due from banks                       47,005                                      37,291
Allowance for possible
   loan losses                                (8,108)                                     (5,917)
Goodwill                                      21,158                                      21,158
Other assets                                  20,880                                      15,095
                                            --------                                    --------

         TOTAL ASSETS                       $819,433                                    $748,844
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $180,998          1,229          2.72       $169,760          1,012          2.40
   Other time                                175,669          2,273          5.08        155,240          1,951          5.05
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          356,667          3,502          3.94        325,000          2,963          3.67
                                            --------       --------                     --------       --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                92,891          1,258          5.43         75,986            959          5.07
   Commercial paper                           23,596            315          5.35         28,467            364          5.14
   Other short-term debt                       7,455            159          5.28         14,431            256          5.22
   Long-term debt                             20,027            285          5.70         35,831            418          6.70
                                            --------       --------                     --------       --------
         Total borrowings                    143,969          2,017          5.45        154,715          1,997          5.44
                                            --------       --------                     --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       500,636          5,519          4.37        479,715          4,960          4.20
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 195,492                                     167,634
Other liabilities                             43,395                                      38,407
                                            --------                                    --------
       Total liabilities                     739,523                                     685,756

Shareholders' equity                          79,910                                      63,088
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $819,433                                    $748,844
                                            ========                                    ========

Net interest income/spread                                 $ 11,052          4.94%                     $  9,726          4.70%
                                                           ========          ====                      ========          ====

Net yield on interest-earning
   assets (margin)                                                           6.18%                                       5.81%
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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                            Six Months Ended June 30,

                                                        1997                                        1996
                                            --------------------------------------      ------------------------------------
                                            Average                       Average       Average                       Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       ------
Interest-bearing deposits
   with other banks                         $  3,546       $    123          5.39%      $  2,987       $     82          5.52%
Investment securities
   Available for sale [2]                     71,131          2,401          6.78         95,382          3,195          6.72
   Held to maturity                          231,384          7,783          6.73        226,542          7,378          6.51

Federal funds sold                             3,326             90          5.37          9,940            278          5.52
Loans, net of unearned
   discounts [3]                             428,999         22,490         11.36        344,657         17,790         11.07
                                            --------       --------                     --------       --------
         TOTAL INTEREST-EARNING
            ASSETS                           738,386         32,887          9.31        679,508         28,723          8.73
                                                           --------        ------                      --------        ------

Cash and due from banks                       47,703                                      38,175
Allowance for possible
   loan losses                                (8,237)                                     (5,668)
Goodwill                                      21,158                                      21,158
Other assets                                  19,034                                      15,397
                                            --------                                    --------

         TOTAL ASSETS                       $818,044                                    $748,570
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
   Savings                                  $186,468          2,472          2.67       $176,532          2,079          2.37
   Other time                                168,885          4,348          5.09        154,639          3,836          4.99
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          355,353          6,820          3.87        331,171          5,915          3.59
                                            --------       --------                     --------       --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                88,917          2,351          5.33         72,499          1,843          5.11
   Commercial paper                           25,051            645          5.20         27,205            695          5.13
   Other short-term debt                       7,626            306          4.88         10,085            381          5.19
   Long-term debt                             20,346            616          6.11         37,587          1,137          6.84
                                            --------       --------                     --------       --------
         Total borrowings                    141,940          3,918          5.39        147,376          4,056          5.51
                                            --------       --------                     --------       --------
         TOTAL INTEREST-BEARING
           LIABILITIES                       497,293         10,738          4.31        478,547          9,971          4.12
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 198,181                                     168,624
Other liabilities                             43,735                                      39,598
                                            --------                                    --------
       Total liabilities                     739,209                                     686,769

Shareholders' equity                          78,835                                      61,801
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $818,044                                    $748,570
                                            ========                                    ========

Net interest income/spread                                 $ 22,149          5.00%                     $ 18,752          4.61%
                                                           ========          ====                      ========          ====

Net yield on interest-earning
   assets (margin)                                                           6.25%                                       5.69%
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                           Three Months Ended June 30,
                                  (000 omitted)


                                                           Increase/(Decrease)
                                                           Three Months Ended
                                                         June 30, 1997 and 1996
                                                -------------------------------------
                                                  Volume         Rate          Total[1]
                                                 -------        -------        -------
INTEREST INCOME
Interest-bearing deposits with other banks       $    21        $     4        $    25
                                                 -------        -------        -------

Investment securities
   Available for sale [2]                           (484)            (7)          (491)
   Held to maturity                                   13            174            187
                                                 -------        -------        -------
      Total                                         (471)           167           (304)
                                                 -------        -------        -------


Federal funds sold                                     8              8             16
                                                 -------        -------        -------

Loans, net of unearned discounts [3]               2,192            (44)         2,148
                                                 -------        -------        -------
TOTAL INTEREST INCOME                            $ 1,750        $   135        $ 1,885
                                                 =======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                       $    69        $   148        $   217
   Other time                                        273             49            322
                                                 -------        -------        -------
         Total                                       342            197            539
                                                 -------        -------        -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase              217             82            299
   Commercial paper                                  (65)            16            (49)
   Other short-term debt                             (96)            (1)           (97)
   Long-term debt                                   (156)            23           (133)
                                                 -------        -------        -------
      Total                                         (100)           120             20
                                                 -------        -------        -------

TOTAL INTEREST EXPENSE                           $   242        $   317        $   559
                                                 =======        =======        =======

NET INTEREST INCOME                              $ 1,508        $  (182)       $ 1,326
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                            Six Months Ended June 30,
                                  (000 omitted)


                                                           Increase/(Decrease)
                                                            Six Months Ended
                                                         June 30, 1997 and 1996
                                                 -------------------------------------
                                                 Volume          Rate          Total[1]
                                                 -------        -------        -------

INTEREST INCOME
Interest-bearing deposits with other banks       $    29        $    12        $    41
                                                 -------        -------        -------

Investment securities
   Available for sale [2]                           (824)            30           (794)
   Held to maturity                                  137            268            405
                                                 -------        -------        -------
      Total                                         (687)           298           (389)
                                                 -------        -------        -------


Federal funds sold                                  (182)            (6)          (188)
                                                 -------        -------        -------

Loans, net of unearned discounts [3]               4,368            332          4,700
                                                 -------        -------        -------
TOTAL INTEREST INCOME                            $ 3,528        $   636        $ 4,164
                                                 =======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
   Savings                                       $   118        $   275        $   393
   Other time                                        383            129            512
                                                 -------        -------        -------
         Total                                       501            404            905
                                                 -------        -------        -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase              417             91            508
   Commercial paper                                  (59)             9            (50)
   Other short-term debt                             (62)           (12)           (74)
   Long-term debt                                   (488)           (33)          (521)
                                                 -------        -------        -------
      Total                                         (192)            55           (137)
                                                 -------        -------        -------

TOTAL INTEREST EXPENSE                           $   309        $   459        $   768
                                                 =======        =======        =======

NET INTEREST INCOME                              $ 3,219        $   177        $ 3,396
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

                                                                           Repricing Date
                                     --------------------------------------------------------------------------------------------
                                                     More than                                           Non
                                     3 months        3 months         1 year to          Over            Rate
                                     or less         to 1 year        5 years           5 years        sensitive          Total
                                     ---------       ---------        ---------        ---------       ---------        ---------

ASSETS
   Interest-bearing deposits
       with other banks              $   2,010       $   1,000        $      --        $      --       $      --        $   3,010
   Investment securities                 5,038          12,277           29,636          243,186           6,093          296,230
   Loans, net of unearned
    discounts                          344,283          29,085           58,792           42,717          (7,781)         467,096
   Noninterest-earning assets
    and allowance for possible
    loan losses                             --              --               --               --          73,716           73,716
                                     ---------       ---------        ---------        ---------       ---------        ---------

      Total Assets                     351,331          42,362           88,428          285,903          72,028          840,052
                                     ---------       ---------        ---------        ---------       ---------        ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits           181,555          61,229          102,077               --              --          344,861
  Securities sold under
     agreements to repurchase           90,373           2,272               --               --              --           92,645
  Commercial paper                      24,087              --               --               --              --           24,087
  Other short-term borrowings            5,411           3,500               --               --              --            8,911
   Long-term debt                        5,336              --           13,900              350              --           19,586
   Noninterest-bearing
    liabilities and share-
     holders' equity                        --              --               --               --         349,962          349,962
                                     ---------       ---------        ---------        ---------       ---------        ---------

       Total Liabilities and
          Shareholders' Equity       $ 306,762       $  67,001        $ 115,977        $     350       $ 349,962        $ 840,052
                                     =========       =========        =========        =========       =========        =========

Net Interest Rate
      Sensitivity Gap                $  44,569       $ (24,639)       $ (27,549)       $ 285,553       $(277,934)       $      --
                                     =========       =========        =========        =========       =========        =========

Cumulative Gap at
      June 30, 1997                  $  44,569       $  19,930        $  (7,619)       $ 277,934       $      --        $      --
                                     =========       =========        =========        =========       =========        =========

Cumulative Gap at
      June 30, 1996                  $   9,776       $  (6,605)       $ (71,196)       $ 216,450       $      --        $      --
                                     =========       =========        =========        =========       =========        =========

Cumulative Gap at
      December 31, 1996              $  67,266       $  20,475        $ (11,245)       $ 261,380       $      --        $      --
                                     =========       =========        =========        =========       =========        =========

                        STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios



                                                    The Company                       The Bank
                                              ------------------------        ------------------------
                                               6/30/97        12/31/96        6/30/97         12/31/96
                                              --------        --------        --------        --------
                                                                   ($ in thousands)

COMPONENTS
Stockholders' equity                          $ 82,731        $ 77,177        $ 52,310        $ 46,503
Add/(Subtract):
   Goodwill                                    (21,158)        (21,158)             --              --
   Net unrealized appreciation
      on securities available for sale,
       net of tax effect (1)                       (25)            (90)            (23)            (89)
                                              --------        --------        --------        --------

   Tier 1 Capital                               61,548          55,929          52,287          46,414
                                              --------        --------        --------        --------

Allowance for possible loan losses
   (limited to 1.25% of total risk-
     weighted assets)                            6,649           6,580           6,246           5,014
Subordinated debt (limited to 50%
   of Tier 1 Capital)                            1,067           1,278              --              --
                                              --------        --------        --------        --------

   Tier 2 Capital                                7,716           7,858           6,246           5,014
                                              --------        --------        --------        --------

   Total Risk-based Capital                   $ 69,264        $ 63,787        $ 58,533        $ 51,428
                                              ========        ========        ========        ========






RATIOS AND MINIMUMS

                                                                          Capital           Well          Capital          Well
                                        As of            As of            Adequacy       Capitalized      Adequacy      Capitalized
                                      June 30,        December 31,        Minimum          Minimum        Minimum         Minimum
                                        1997              1996           Requirement      Requirement     Capital         Capital
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            ($ in thousands)
   Tier 1 Leverage

       The Company                      7.71%              6.89%                                           $31,931        $39,914
                                                                   }       4.00%             5.00%
       The bank                         6.81               6.13                                             30,695         38,369


   Tier 1 Risk-based Capital

       The Company                     11.61%             10.65%                                           $21,207        $31,811
                                                                   }        4.00%            6.00%
       The bank                        10.47               9.63                                             19,979         29,969


   Total Risk-based Capital

       The Company                     13.06%             12.15%                                           $42,415        $53,019
                                                                   }        8.00%           10.00%
       The bank                        11.72              10.67                                             39,958         49,948


(1) As directed by regulatory agencies this amount must be excluded from the computation of Tier 1 Capital.

                        STERLING BANCORP AND SUBSIDIARIES




                           PART II - OTHER INFORMATION



Item 4.       Submission of Matters to a Vote of Security-Holders

              (a) The Annual Meeting of Shareholders of the Company was held on April 17, 1997.

              (b) The following matters were submitted to a vote of the Shareholders of the Company:

                     (1) Election of Directors *

                               Nominee                        Total Votes For                Total Votes Withheld
                               -------                        ---------------                --------------------

                           Joseph M. Adamko                        6,709,903                          567,165
                           Lillian Berkman                         6,656,159                          567,165
                           Louis J. Cappelli                       6,715,330                          567,165
                           Walter Feldesman                        6,652,852                          567,165
                           Allan F. Hershfield                     6,709,103                          567,165
                           Henry J. Humphreys                      6,708,823                          567,165
                           John C. Millman                         6,715,403                          567,165
                           Maxwell M. Rabb                         6,652,534                          567,165
                           Eugene T. Rossides                      6,712,148                          567,165
                           William C. Warren                       6,653,100                          567,165

                           * All nominees were incumbents at the time of the
                             Annual Meeting of Shareholders and all nominees were re-elected.


                     (2) Amendment of Stock Incentive Plan

                           Total Votes For                       6,399,530
                           Total Votes Against                     850,692
                           Total Abstentions                        52,165
                           Total Broker Nonvotes                         0

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


                                                   STERLING BANCORP
                                                   ----------------------------
                                                          (Registrant)




Date  8/13/97                             /s/ Louis J. Cappelli
-------------                                 -----------------
                                              Louis J. Cappelli
                                              Chairman and
                                              Chief Executive Officer



Date  8/13/97                             /s/ John W. Tietjen
-------------                                 -----------------
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