Form 10-Q
period 1997-09-30
STERLING BANCORP
filed 1997-11-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ________________ TO _______________


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


      AS OF SEPTEMBER 30, 1997 THERE WERE 7,890,187 SHARES OF COMMON STOCK,
                         $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP


PART I FINANCIAL INFORMATION                                          Page
                                                                      ----
     Item 1. Financial Statements (Unaudited)

          Consolidated Financial Statements                             3
          Notes to Consolidated Financial Statements                    7

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

          Business                                                      9
          Financial Condition                                           9
          Asset/Liability Management                                   11
          Securities                                                   13
          Credit Risk                                                  13
          Results of Operations                                        14
          Average Balance Sheets                                       17
          Rate/Volume Analysis                                         19
          Interest Rate Sensitivity                                    21
          Risk-Based Capital Components and Ratios                     22


PART II OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                         23



SIGNATURES                                                             23


EXHIBIT INDEX                                                          24

     Exhibit 11 Computation of Per Share Earnings                      25
     Exhibit 27 Financial Data Schedule                                26

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                  September 30,      December 31,
ASSETS                                                                1997               1996
                                                                  ------------       ------------
Cash and due from banks                                           $ 31,550,103       $ 54,512,462
Interest-bearing deposits with other banks                           3,010,000          3,010,000
Federal funds sold                                                   8,000,000          3,000,000
Investment securities
  Available for sale (at estimated market value)                    54,327,824         77,597,117
  Held to maturity (estimated market value
    $248,361,954 and $223,668,650, respectively)                   249,066,216        226,733,888
                                                                  ------------       ------------
        Total investment securities                                303,394,040        304,331,005
                                                                  ------------       ------------

Loans, net of unearned discounts                                   480,175,019        465,516,556
Less allowance for possible loan losses                              9,004,891          8,003,392
                                                                  ------------       ------------
        Loans, net                                                 471,170,128        457,513,164
                                                                  ------------       ------------
Customers' liability under acceptances                               1,421,260            613,430
Excess cost over equity in net assets of the
  banking subsidiary                                                21,158,440         21,158,440
Premises and equipment, net                                          7,262,838          5,508,740
Accrued interest receivable                                          3,922,191          4,257,142
Other assets                                                         8,996,453          7,700,928
                                                                  ------------       ------------
                                                                  $859,885,453       $861,605,311
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                    $200,380,836       $229,976,783
  Interest-bearing deposits                                        407,413,966        344,445,578
                                                                  ------------       ------------
        Total deposits                                             607,794,802        574,422,361
Federal funds purchased and securities
  sold under agreements to repurchase                               64,923,008         88,144,400
Commercial paper                                                    24,725,300         32,569,900
Other short-term borrowings                                          7,625,735         30,419,791
Acceptances outstanding                                              1,421,260            613,430
Due to factoring clients                                            36,915,711         23,140,504
Accrued expenses and other liabilities                              11,722,907         14,228,490
                                                                  ------------       ------------
                                                                   755,128,723        763,538,876
                                                                  ------------       ------------
Long-term convertible subordinated debentures                        4,608,000          6,389,000
Other long-term debt                                                14,250,000         14,500,000
                                                                  ------------       ------------
        Total long-term debt                                        18,858,000         20,889,000
                                                                  ------------       ------------
        Total liabilities                                          773,986,723        784,427,876
                                                                  ------------       ------------

Commitments and contingent liabilities


Shareholders' equity
  Preferred stock, $5 par value. Authorized 644,389 shares           2,486,730          2,506,600
  Common stock, $1 par value. Authorized 20,000,000 shares;
    issued  7,934,780 and 7,725,533 shares, respectively             7,934,780          7,725,533
  Capital surplus                                                   41,005,980         38,619,434
  Retained earnings                                                 37,448,743         31,648,806
  Net unrealized appreciation on securities
    available for sale, net of tax                                     134,373             90,001
                                                                  ------------       ------------
                                                                    89,010,606         80,590,374
  Less
    Common shares in treasury at cost, 44,593 and
     42,343 shares, respectively                                       441,257            418,959
    Unearned compensation                                            2,670,619          2,993,980
                                                                  ------------       ------------
        Total shareholders' equity                                  85,898,730         77,177,435
                                                                  ------------       ------------
                                                                  $859,885,453       $861,605,311
                                                                  ============       ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                     1997              1996              1997              1996
                                                  -----------       -----------       -----------       -----------
INTEREST INCOME
  Loans                                           $11,861,135       $10,055,302       $34,351,112       $27,845,666
  Investment securities
    Available for sale                              1,038,655         1,599,990         3,439,300         4,794,597
    Held to maturity                                4,056,425         3,849,618        11,839,527        11,227,920
  Federal funds sold                                  103,259             2,153           193,000           279,586
  Deposits with other banks                            35,057            35,854           158,185           117,844
                                                  -----------       -----------       -----------       -----------
        Total interest income                      17,094,531        15,542,917        49,981,124        44,265,613
                                                  -----------       -----------       -----------       -----------


INTEREST EXPENSE
  Deposits                                          3,762,009         3,071,996        10,582,238         8,986,515
  Federal funds purchased
    and securities sold under agreements
    to repurchase                                   1,168,890         1,217,882         3,519,567         3,061,155
  Commercial paper                                    323,318           414,377           968,780         1,108,987
  Other short-term borrowings                         126,010           342,468           431,589           722,969
  Long-term debt                                      296,536           552,266           912,520         1,689,651
                                                  -----------       -----------       -----------       -----------
        Total interest expense                      5,676,763         5,598,989        16,414,694        15,569,277
                                                  -----------       -----------       -----------       -----------
Net interest income                                11,417,768         9,943,928        33,566,430        28,696,336
Provision for possible loan losses                    781,500           401,250         2,162,500         1,540,750
                                                  -----------       -----------       -----------       -----------
Net interest income after provision
 for possible loan losses                          10,636,268         9,542,678        31,403,930        27,155,586
                                                  -----------       -----------       -----------       -----------

NONINTEREST INCOME
  Service charges on deposit accounts                 504,575           516,603         1,489,289         1,334,488
  Factoring commissions                             1,101,413           949,364         3,029,874         2,322,883
  Mortgage banking income                             916,576           672,340         2,445,265           741,448
  Letter of credit commissions                        244,118           198,495           678,234           614,523
  Gain on sale of securities                               --                --                --            22,161
  Other income                                        692,143           766,377         1,951,399         1,711,320
                                                  -----------       -----------       -----------       -----------
        Total noninterest income                    3,458,825         3,103,179         9,594,061         6,746,823
                                                  -----------       -----------       -----------       -----------


NONINTEREST EXPENSES
  Salaries                                          4,268,039         4,033,350        12,556,154        10,524,295
  Employee benefits                                   840,120           813,315         2,654,452         2,327,486
                                                  -----------       -----------       -----------       -----------
        Total personnel expenses                    5,108,159         4,846,665        15,210,606        12,851,781
  Occupancy expense, net                              817,312           654,983         2,292,955         1,837,171
  Equipment expense                                   604,461           466,353         1,705,554         1,209,401
  Other expenses                                    2,473,656         2,542,058         7,377,468         6,701,260
                                                  -----------       -----------       -----------       -----------
        Total noninterest expenses                  9,003,588         8,510,059        26,586,583        22,599,613
                                                  -----------       -----------       -----------       -----------
Income before income taxes                          5,091,505         4,135,798        14,411,408        11,302,796
Provision for income taxes                          2,273,788         1,974,438         6,498,099         5,396,605
                                                  -----------       -----------       -----------       -----------


Net income                                        $ 2,817,717       $ 2,161,360       $ 7,913,309       $ 5,906,191
                                                  ===========       ===========       ===========       ===========


Average number of common shares outstanding
  Primary                                           8,094,419         7,415,904         7,984,405         6,969,510
  Fully diluted                                     8,822,568         8,763,215         8,671,088         8,325,791
Per average common share
  Primary                                         $       .35       $       .30       $       .99       $       .85
  Fully diluted                                           .33               .27               .93               .77
Dividends per common share                                .09               .08               .27               .23


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity

                                                           Nine Months Ended
                                                            September 30,
                                                      1997                1996
                                                  ------------        ------------
Shareholders' equity at beginning of period       $ 77,177,435        $ 59,657,224
                                                  ------------        ------------

Net income                                           7,913,309           5,906,191
Dividends paid
  Common stock- $.27  and $.23 per share,
    respectively                                    (2,086,653)         (1,623,111)
  Preferred stock - at prescribed rates                (26,508)            (10,672)
Conversions of subordinated debentures
  into common stock                                  2,396,789           6,953,485
Options exercised                                      184,750              10,875
Issuance of common stock for acquisition                    --             262,995
Amortization of unearned compensation                  295,236             161,147
Change in valuation account for securities
  available for sale, net of tax                        44,372            (616,652)
                                                  ------------        ------------
Net change in shareholders' equity                   8,721,295          11,044,258
                                                  ------------        ------------
Shareholders' equity at end of period             $ 85,898,730        $ 70,701,482
                                                  ============        ============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                          Nine Months Ended
                                                                             September 30,
                                                                        1997                1996
                                                                    ------------        ------------
OPERATING ACTIVITIES
  Net income                                                        $  7,913,309        $  5,906,191
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                               2,162,500           1,540,750
      Depreciation and amortization of premises and equipment          1,063,196             650,927
      Deferred income tax benefit                                       (312,821)           (877,131)
      Gain on sale of securities                                              --             (22,161)
      Net change in loans held for sale                               (3,837,764)            (69,108)
      Amortization of unearned compensation                              295,236             161,147
      Amortization of premiums of securities                             983,823           1,311,474
      Accretion of discounts on securities                              (113,031)           (119,583)
      Decrease in accrued interest receivable                            334,951            (731,737)
      Increase in due to factored clients                             13,775,207           2,443,664
      Decrease in other liabilities                                   (2,505,583)           (342,737)
      Other, net                                                      (1,565,220)         (1,840,868)
                                                                    ------------        ------------

          Net cash provided by operating activities                   18,193,803           8,010,828
                                                                    ------------        ------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                                  (2,817,294)         (2,188,235)
  Net increase in interest-bearing deposits
    with other banks                                                          --             (10,000)
  Net (increase)decrease in Federal funds sold                        (5,000,000)          5,000,000
  Net increase in loans                                              (10,820,699)        (30,406,615)
  Proceeds from prepayments, redemptions or maturities
    of securities - held to maturity                                  26,972,962          28,067,802
  Purchases of securities - held to maturity                         (50,034,272)        (59,323,005)
  Proceeds from sale of securities-available for sale                         --           5,017,969
  Purchases of securities - available for sale                        (6,011,743)         (6,083,164)
  Proceeds from prepayments, redemptions or maturities
    of securities - available for sale                                29,220,902           7,083,790
                                                                    ------------        ------------
          Net cash used in investing activities                      (18,490,144)        (52,841,458)
                                                                    ------------        ------------

FINANCING ACTIVITIES
  Net decrease in noninterest-bearing deposits                       (29,595,947)        (45,811,725)
  Net increase in interest-bearing deposits                           62,968,388           7,882,048
  Net (decrease)increase in Federal funds purchased and
    securities sold under agreements to repurchase                   (23,221,392)         56,965,409
  Net (decrease)increase in commercial paper
    and other short-term borrowings                                  (30,638,656)         34,291,432
  Prepayments of debentures                                                   --             (66,515)
  Decrease in other long-term debt                                      (250,000)           (250,000)
  Issuance of common stock                                                   --             262,995
  Proceeds from exercise of stock options                                184,750              10,875
  Cash dividends paid on common and preferred stock                   (2,113,161)         (1,633,783)
                                                                    ------------        ------------
          Net cash (used in) provided by financing activities        (22,666,018)         51,650,736
                                                                    ------------        ------------
Net (decrease)increase in cash and due from banks                    (22,962,359)          6,820,106
Cash and due from banks - beginning of period                         54,512,462          40,720,401
                                                                    ------------        ------------
Cash and due from banks - end of period                             $ 31,550,103        $ 47,540,507
                                                                    ============        ============

Supplemental schedule of non-cash financing activities:
  Debenture and preferred stock conversions                         $  2,396,789        $  6,953,485
  Issuance of treasury shares                                                 --           1,381,250
  Forfeiture of shares issued under incentive
    compensation plan                                                     28,125                  --
Supplemental disclosure of cash flow information:
  Interest paid                                                     $ 17,936,398        $ 17,190,180
  Income taxes paid                                                    6,507,233           6,078,493

See Notes to Consolidated Financial Statements

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1996 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 authorized) and 246,213 Series D shares (of 300,000 authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 supersedes specific disclosure requirements of Accounting Principles Board Opinions No. 10, "Omnibus Opinion - 1966," and No. 15, "Earnings Per Share," and Statement of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligations," and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to non-public entities. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997.

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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


BUSINESS

Sterling Bancorp ("the parent company") is a bank holding company, as defined by the Bank Holding Company Act of 1956("the BHCA"), as amended. Throughout the report, the term "the Company" refers to Sterling Bancorp and its subsidiaries. The Sterling companies provide a full range of products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring, trade financing, equipment leasing, trust and estate administration and investment management services. Sterling has operations in New York and Virginia and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank"), its principal subsidiary, and all of the outstanding shares of Universal Finance Corporation, Sterling Industrial Loan Association and Sterling Banking Corporation ("finance subsidiaries"). On January 1, 1997, a new subsidiary - Sterling National Mortgage Corp. ("SNMC - Virginia") - was formed. On March 1, 1997, a wholly-owned subsidiary of the bank- Sterling Real Estate Holding Company Inc. - was formed. Sterling National Mortgage Company, Inc. ("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Factors Corporation ("Factors") are wholly owned subsidiaries of the bank. Until 1997, Factors was a finance subsidiary of the parent company.

There is intense competition in all areas in which the Company conducts its business, including deposits, loans, domestic and international financing and trust services. In addition to competing with other banks, the Company also competes in certain areas of its business with other financial institutions. At September 30, 1997, the bank's year-to-date average earning assets (of which loans were 56% and securities were 42%) represented approximately 96% of the Company's year-to-date average earning assets. See pages 17 and 18 for the composition of the Company's average balance sheets for the three and nine months ended September 30, 1997 and September 30, 1996.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history. At September 30, 1997, the parent company had on hand approximately $11,496,000 in cash.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. In addition, from time to time dividends are paid to the parent company by the finance subsidiaries from their retained earnings without regulatory restrictions.

At September 30, 1997, the parent company's outstanding long-term debt, consisting principally of convertible subordinated debentures (originally issued pursuant to rights offerings to shareholders of the Company), aggregated $4,608,000. On September 18, 1997, all of the remaining debentures were called for redemption as of November 7, 1997. Holders of the debentures were entitled under the termsof the Indenture governing such debentures, to convert the debentures into common shares of the parent company, at a conversion ratio of $12.50, up to the close of business on the redemption date.

At September 30, 1997, the parent company's short-term debt, consisting principally of commercial paper, was approximately $ 24,975,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $47,730,000 and back-up credit lines with banks of $24,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 Capital and 8% for Total Capital. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 4%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At September 30, 1997, the Company and the bank exceeded the requirements for "well capitalized" institutions. Information regarding the Company's and the bank's risk-based capital, at September 30, 1997 and December 31, 1996, is presented on page 22.

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

The Company regularly evaluates acquisition opportunities and regularly conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


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

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors and the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. At September 30, 1997, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

At September 30, 1997, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million; one contract with a notional amount of $50 million has a final maturity of February 27, 2000, another contract with a notional amount of $25 million has a final maturity of October 10, 1999, another contract with a notional amount of $25 million has a final maturity of May 1, 2001 and another contract with a notional amount of $25 million has a final maturity of March 17, 1998. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes.

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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. The Company paid up-front premiums of $939,000 for the interest rate floor contracts which are amortized monthly against interest income from the designated assets. At September 30, 1997, the unamortized premiums on these contracts totaled $474,000 and are included in other assets. At September 30, 1997, $16,000 was receivable under the contracts.

SECURITIES

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency mortgage-backed securities along with other debt and equity securities. At September 30, 1997, the Company's portfolio of securities totalled $303,394,000, of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 2.5 years amounted to $293,517,000. The Company has the intent and ability to hold to maturity securities classified "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $1,448,000 and $2,152,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $393,000 and gross unrealized losses of $147,000. Given the relatively short-term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


CREDIT RISK

A key management objective is to maintain the quality of the loan portfolio. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. The composition of the Company's and the bank's loan portfolio at September 30, 1997 were as follows:

                                             Company          Bank
                                             --------       --------
                                               (in thousands)
Domestic
  Commercial and industrial                  $350,172       $316,048
  Real estate - mortgage                       71,559         71,559
  Real estate - construction                    1,117          1,117
  Installment - individuals                    16,828         16,828
  Lease financing                              48,236         48,236
Foreign
  Government and official institutions            789            789
                                             --------       --------
  Loans, gross                                488,701        454,577
  Less unearned discounts                       8,526          8,345
                                             --------       --------
Loans, net of unearned discounts             $480,175       $446,232
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


The allowance for possible loan losses is maintained through the provision for possible loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for possible loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio including loans identified as impaired as required by SFAS No. 114 and No. 118. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 1997, the Company's allowance was $9,005,000; the ratio of the allowance to loans, net of unearned discount, was 1.9%. At September 30, 1997, $761,000 of loans were impaired within the scope of SFAS No. 114 and required a valuation allowance of $225,000. The average recorded investment in impaired loans during the nine months ended September 30, 1997 was approximately $504,000. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1,730,000 at September 30, 1997. At September 30, 1997, non-accrual loans amounted to $1,218,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for possible loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 1997.


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

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of three months ended September 30, 1997 and September 30, 1996
Total interest income increased $1,551,000 for the three months ended September 30, 1997 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $1,806,000 principally due to higher average outstandings. A decrease in average investment securities outstandings produced a decrease in related income of $355,000.

Total interest expense for the three months ended September 30, 1997 increased $78,000 when compared with the same period in 1996 principally due to higher rates paid for interest-bearing deposits funds. Interest expense on interest-bearing deposits rose $690,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowed funds decreased $612,000 primarily due to a decrease in average outstandings.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the loan portfolios, $782,000 was provided for possible loan losses for the three months ended September 30, 1997.

Noninterest income increased $356,000 for the third quarter of 1997 when compared with the same period in 1996 due primarily to increased factoring commissions and mortgage banking income.

Noninterest expenses increased $494,000 for the three months ended September 30, 1997 versus the same period last year reflecting higher personnel and general business costs associated with the Company's higher levels of business activities.

The provision for income taxes increased $299,000 for the third quarter of 1997 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $656,000 for the three months ended September 30, 1997 when compared with the same period in 1996.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of nine months ended September 30, 1997 and September 30, 1996
Total interest income increased $5,716,000 for the nine months ended September 30, 1997 when compared with the same period last year principally due to higher average outstandings. Interest and fees on loans increased $6,505,000 principally due to higher average outstandings. A decrease in average investment securities outstanding partially offset by higher yields, resulted in a decrease in related income of $743,000.

Total interest expense for the nine months ended September 30, 1997 increased $846,000 when compared with the same period in 1996 principally due to higher rates paid for those funds. Interest expense on interest-bearing deposits rose $1,596,000 as a result of increased rates coupled with an increase in average outstandings. Interest expense on borrowings decreased $750,000 for the nine months ended September 30, 1997 versus the like period a year ago primarily due to a decrease in average outstandings.

Based on management's continuing evaluation of the loan portfolio (discussed under "CREDIT RISK" above), and principally as the result of the growth in the loan portfolios, $2,162,000 was provided for possible loan losses for the nine months ended September 30, 1997.

Noninterest income increased $2,847,000 for the first nine months of 1997 when compared with the same period in 1996 due primarily to increased factoring commissions and mortgage banking income.

Noninterest expenses increased $3,987,000 for the nine months ended September 30, 1997 versus the same period last year reflecting higher personnel and general business costs associated with the Company's higher levels of business activities.

The provision for income taxes increased $1,101,000 for the first nine months of 1997 when compared with the same period last year principally based on the level of pre-tax profitability.

As a result of the above factors, net income increased $2,007,000 for the nine months ended September 30, 1997 when compared with the same period in 1996.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Three Months Ended September 30,

                                                   1997                                          1996
                                    ------------------------------------        ------------------------------------
                                     Average                     Average        Average                       Average
ASSETS                               Balance         Interest      Rate         Balance         Interest       Rate
                                    ---------        -------       -----        ---------        -------       -----
Interest-bearing deposits
  with other banks                  $   3,054        $    35        5.58%       $   3,010        $    36        5.03%
Investment securities
  Available for sale [2]               58,280          1,038        6.53           95,148          1,600        6.71
  Held to maturity                    240,451          4,057        6.75          233,375          3,850        6.60

Federal funds sold                      7,478            103        5.40              152              2        5.52
Loans, net of unearned
  discounts [3]                       452,122         11,861       11.30          379,385         10,055       11.06
                                    ---------        -------                    ---------        -------
      TOTAL INTEREST-EARNING
         ASSETS                       761,385         17,094        9.31          711,070         15,543        8.90
                                                     -------       -----                         -------       -----

Cash and due from banks                42,784                                      40,153
Allowance for possible
  loan losses                          (8,670)                                     (6,450)
Goodwill                               21,158                                      21,158
Other assets                           21,501                                      15,499
                                    ---------                                   ---------

      TOTAL ASSETS                  $ 838,158                                   $ 781,430
                                    =========                                   =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
  Savings                           $ 183,128          1,213        2.63        $ 168,182          1,036        2.45
  Other time                          193,407          2,549        5.15          159,226          2,036        5.09
                                    ---------        -------                    ---------        -------
      Total interest-bearing
        deposits                      376,535          3,762        3.96          327,408          3,072        3.73
                                    ---------        -------                    ---------        -------

Borrowings
  Federal funds purchased and
    securities sold under
    agreements to repurchase           85,133          1,169        5.45           89,455          1,218        5.42
  Commercial paper                     24,257            324        5.29           31,169            414        5.29
  Other short-term debt                 5,850            125        5.01           21,737            343        5.02
  Long-term debt                       19,388            297        6.07           32,076            552        6.85
                                    ---------        -------                    ---------        -------
      Total borrowings                134,628          1,915        5.49          174,437          2,527        5.61
                                    ---------        -------                    ---------        -------
      TOTAL INTEREST-BEARING
        LIABILITIES                   511,163          5,677        4.37          501,845          5,599        4.38
                                                     -------       -----                         -------       -----

Noninterest-bearing deposits          196,337                                     173,964
Other liabilities                      47,592                                      36,895
                                    ---------                                   ---------
      Total liabilities               755,092                                     712,704

Shareholders' equity                   83,066                                      68,726
                                    ---------                                   ---------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY        $ 838,158                                   $ 781,430
                                    =========                                   =========

Net interest income/spread                           $11,417        4.94%                        $ 9,944        4.52%
                                                     =======       =====                         =======       =====

Net yield on interest-earning
  assets (margin)                                                   6.20%                                       5.67%
                                                                   =====                                       =====

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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                         Nine Months Ended September 30,

                                                     1997                                          1996
                                    ------------------------------------------    ---------------------------------------
                                     Average                        Average       Average                         Average
ASSETS                               Balance        Interest          Rate        Balance         Interest         Rate
                                    ---------       --------       -----------    ---------       --------        -------
Interest-bearing deposits

  with other banks                  $   3,381        $   158          5.48%       $   2,995        $   118         5.26%
Investment securities
  Available for sale [2]               68,609          3,439          6.68           95,304          4,794         6.71
  Held to maturity                    234,439         11,840          6.73          228,836         11,228         6.54

Federal funds sold                      4,725            193          5.39            6,653            279         5.52
Loans, net of unearned
  discounts [3]                       434,983         34,351         11.48          356,209         27,846        11.14
                                    ---------        -------                      ---------        -------
      TOTAL INTEREST-EARNING
         ASSETS                       746,137         49,981          9.37          689,997         44,265         8.82
                                                     -------         -----                         -------        -----

Cash and due from banks                46,046                                        38,840
Allowance for possible
  loan losses                          (8,383)                                       (5,930)
Goodwill                               21,158                                        21,158
Other assets                           19,636                                        15,408
                                    ---------                                     ---------

      TOTAL ASSETS                  $ 824,594                                     $ 759,473
                                    =========                                     =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
  Savings                           $ 185,342          3,685          2.66        $ 173,729          3,115         2.40
  Other time                          177,149          6,897          5.11          156,179          5,871         5.02
                                    ---------        -------                      ---------        -------
      Total interest-bearing
        deposits                      362,491         10,582          3.90          329,908          8,986         3.64
                                    ---------        -------                      ---------        -------

Borrowings
  Federal funds purchased and
    securities sold under
    agreements to repurchase           87,641          3,520          5.37           78,192          3,061         5.23
  Commercial paper                     24,783            969          5.23           28,536          1,109         5.19
  Other short-term debt                 6,705            431          5.15           13,998            723         5.08
  Long-term debt                       20,026            913          6.09           35,736          1,690         6.84
                                    ---------        -------                      ---------        -------
      Total borrowings                139,155          5,833          5.44          156,462          6,583         5.55
                                    ---------        -------                      ---------        -------
      TOTAL INTEREST-BEARING
        LIABILITIES                   501,646         16,415          4.33          486,370         15,569         4.21
                                                     -------         -----                         -------        -----

Noninterest-bearing deposits          197,559                                       170,397
Other liabilities                      45,150                                        38,580
                                    ---------                                     ---------
      Total liabilities               744,355                                        695,347

Shareholders' equity                   80,239                                        64,126
                                    ---------                                     ---------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY        $ 824,594                                     $ 759,473
                                    =========                                     =========

Net interest income/spread                           $33,566          5.04%                        $28,696         4.61%
                                                     =======         =====                         =======        =====

Net yield on interest-earning
  assets (margin)                                                     6.30%                                        5.72%
                                                                     =====                                        =====

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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                        Three Months Ended September 30,
                                  (000 omitted)


                                                        Increase/(Decrease)
                                                        Three Months Ended
                                                     September 30, 1997 and 1996
                                                 -----------------------------------
                                                 Volume         Rate        Total[1]
                                                 -------        -----        -------
INTEREST INCOME
Interest-bearing deposits with other banks       $    (2)       $   1        $    (1)
                                                 -------        -----        -------

Investment securities
  Available for sale [2]                            (571)           9           (562)
  Held to maturity                                   118           89            207
                                                 -------        -----        -------
    Total                                           (453)          98           (355)
                                                 -------        -----        -------

Federal funds sold                                   101           --            101
                                                 -------        -----        -------
Loans, net of unearned discounts [3]               1,802            4          1,806
                                                 -------        -----        -------
TOTAL INTEREST INCOME                            $ 1,448        $ 103        $ 1,551
                                                 =======        =====        =======

INTEREST EXPENSE
Interest-bearing deposits
  Savings                                        $    96        $  81        $   177
  Other time                                         464           49            513
                                                 -------        -----        -------
      Total                                          560          130            690
                                                 -------        -----        -------

Borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase              (57)           8            (49)
  Commercial paper                                   (91)           1            (90)
  Other short-term debt                             (209)          (9)          (218)
  Long-term debt                                    (206)         (49)          (255)
                                                 -------        -----        -------
    Total                                           (563)         (49)          (612)
                                                 -------        -----        -------

TOTAL INTEREST EXPENSE                           $    (3)       $  81        $    78
                                                 =======        =====        =======

NET INTEREST INCOME                              $ 1,451        $  22        $ 1,473
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                         Nine Months Ended September 30,
                                  (000 omitted)

                                                       Increase/(Decrease)
                                                         Nine Months Ended
                                                     September 30, 1997 and 1996
                                                 -----------------------------------
                                                  Volume        Rate        Total[1]
                                                 -------        -----        -------
INTEREST INCOME
Interest-bearing deposits with other banks       $    25        $  15        $    40
                                                 -------        -----        -------

Investment securities
  Available for sale [2]                          (1,345)         (10)        (1,355)
  Held to maturity                                   260          352            612
                                                 -------        -----        -------
    Total                                         (1,085)         342           (743)
                                                 -------        -----        -------


Federal funds sold                                   (80)          (6)           (86)
                                                 -------        -----        -------

Loans, net of unearned discounts [3]               6,031          474          6,505
                                                 -------        -----        -------
TOTAL INTEREST INCOME                            $ 4,891        $ 825        $ 5,716
                                                 =======        =====        =======

INTEREST EXPENSE
Interest-bearing deposits
  Savings                                        $   215          355        $   570
  Other time                                         843          183          1,026
                                                 -------        -----        -------
      Total                                        1,058          538          1,596
                                                 -------        -----        -------

Borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase              368           91            459
  Commercial paper                                  (149)           9           (140)
  Other short-term debt                             (290)          (2)          (292)
  Long-term debt                                    (693)         (84)          (777)
                                                 -------        -----        -------
    Total                                           (764)          14           (750)
                                                 -------        -----        -------

TOTAL INTEREST EXPENSE                           $   294        $ 552        $   846
                                                 =======        =====        =======

NET INTEREST INCOME                              $ 4,597        $ 273        $ 4,870
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

                                                                         Repricing Date
                                     ----------------------------------------------------------------------------------------
                                                    More than                                         Non
                                     3 months       3 months       1 year to          Over            Rate
                                     or less        to 1 year       5 years          5 years        sensitive         Total
                                     --------       --------        ---------        --------       ---------        --------
ASSETS
  Interest-bearing deposits
     with other banks                $  1,300       $  1,710        $      --        $     --       $      --        $  3,010
  Investment securities                 5,785         11,273           28,853         251,390           6,093         303,394
  Federal funds sold                    8,000             --               --              --              --           8,000
  Loans, net of unearned
    discounts                         356,624         26,452           62,152          43,473          (8,526)        480,175
  Noninterest-earning assets
    and allowance for possible
    loan losses                            --             --               --              --          65,306          65,306
                                     --------       --------        ---------        --------       ---------        --------

      Total Assets                    371,709         39,435           91,005         294,863          62,873         859,885
                                     --------       --------        ---------        --------       ---------        --------

LIABILITIES AND SHAREHOLDERS'
EQUITY
  Interest-bearing deposits           221,223         76,388          109,803              --              --         407,414
  Securities sold under
    agreements to repurchase           51,873         13,050               --              --              --          64,923
  Commercial paper                     24,725             --               --              --              --          24,725
  Other short-term borrowings           7,376            250               --              --              --           7,626
  Long-term debt                        4,608             --           13,900             350              --          18,858
  Noninterest-bearing
    liabilities and share-
    holders' equity                        --             --               --              --         336,339         336,339
                                     --------       --------        ---------        --------       ---------        --------

      Total Liabilities and
        Shareholders' Equity         $309,805       $ 89,688        $ 123,703        $    350       $ 336,339        $859,885
                                     ========       ========        =========        ========       =========        ========

Net Interest Rate
    Sensitivity Gap                  $ 61,904       $(50,253)       $ (32,698)       $294,513       $(273,466)       $     --
                                     ========       ========        =========        ========       =========        ========

Cumulative Gap at
    September 30, 1997               $ 61,904       $ 11,651        $ (21,047)       $273,466       $      --        $     --
                                     ========       ========        =========        ========       =========        ========

Cumulative Gap at
    September 30, 1996               $ 33,475       $ (8,885)       $ (65,663)       $213,513       $      --        $     --
                                     ========       ========        =========        ========       =========        ========

Cumulative Gap at
    December 31, 1996                $ 67,266       $ 20,475        $ (11,245)       $261,380       $      --        $     --
                                     ========       ========        =========        ========       =========        ========

                        STERLING BANCORP AND SUBSIDIARIES
                    Risk-Based Capital Components and Ratios


                                                     The Company                      The bank
                                              ------------------------        ------------------------
                                               9/30/97        12/31/96        9/30/97         12/31/96
                                              --------        --------        --------        --------
                                                                  ($ in thousands)
COMPONENTS
  Stockholders' equity                        $ 85,899        $ 77,177        $ 52,751        $ 46,503
  Add/(Subtract):
    Goodwill                                   (21,158)        (21,158)             --              --
    Net unrealized appreciation
      on securities available for sale,
        net of tax effect (1)                     (134)            (90)           (133)            (89)
                                              --------        --------        --------        --------

    Tier 1 Capital                              64,607          55,929          52,618          46,414
                                              --------        --------        --------        --------

  Allowance for possible loan losses
    (limited to 1.25% of total risk-
      weighted assets)                           6,836           6,580           6,407           5,014
  Subordinated debt (limited to 50%
    of Tier 1 Capital)                             922           1,278              --              --
                                              --------        --------        --------        --------

    Tier 2 Capital                               7,758           7,858           6,407           5,014
                                              --------        --------        --------        --------

    Total Risk-based Capital                  $ 72,365        $ 63,787        $ 59,025        $ 51,428
                                              ========        ========        ========        ========



RATIOS AND MINIMUMS

                                                                Capital          Well             Capital           Well
                                 As of           As of         Adequacy       Capitalized         Adequacy       Capitalized
                             September 30,    December 31,      Minimum         Minimum           Minimum          Minimum
                                 1997            1996          Requirement    Requirement         Capital          Capital
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     ($ in thousands)
Tier 1 Leverage

   The Company                   7.91%            6.89%                                           $32,680           $40,850
                                                       )          4.00%           5.00%
   The bank                      6.71             6.13                                             31,373            39,216

Tier 1 Risk-based Capital
   The Company                  11.86%           10.65%                                           $21,788           $32,682
                                                        )         4.00%           6.00%
   The bank                     10.28             9.63                                             20,482            30,723

Total Risk-based Capital
   The Company                  13.29%           12.15%                                           $43,576           $54,471
                                                        )         8.00%          10.00%
   The bank                     11.53            10.67                                             40,963            51,204




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




Date     11/13/97               /s/  Louis J. Cappelli
    ---------------------            ------------------------------------
                                     Louis J. Cappelli
                                     Chairman and
                                     Chief Executive Officer



Date     11/13/97               /s/  John W. Tietjen
    ---------------------            ------------------------------------
                                     John W. Tietjen
                                     Senior Vice President, Treasurer
                                     and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  Exhibit Index

                                              Incorporated                 Sequential
  Exhibit                                       Herein By        Filed        Page
   Number         Description                 Reference To      Herewith       No.
   ------         -----------                 ------------      --------       ---
    11            Computation of                                   X           25
                  Per Share Earnings

    27            Financial Data                                   X           26
                  Schedule