Form 10-K
period 1997-12-31
STERLING BANCORP
filed 1998-03-30
CIK 93451

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997         Commission File No. 1-5273-1

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

Common Shares, $1 par value                              New York Stock Exchange




           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  On March 11, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $189,711,027.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 8,217,907 SHARES WERE OUTSTANDING AT MARCH 11, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Sterling Bancorp 1997 Annual Report are incorporated by reference in Parts I and II.

(2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 11, 1998 are incorporated by reference in Part III.

                                STERLING BANCORP


                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

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

Item  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS....................               II-1

Item  6. SELECTED FINANCIAL DATA............................                II-1

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............               II-1

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........                II-1

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........                II-1

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

                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K........................               IV-1


SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     PART I

ITEM 1. BUSINESS
                                     GENERAL

Sterling Bancorp ("the parent company" or "the Registrant") is a bank holding company, as defined by the Bank Holding Company Act of 1956("the BHCA"), as amended. Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. Sterling has operations in New York and Virginia and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank") - its principal subsidiary, and all of the outstanding shares of Sterling Industrial Loan Association and Sterling Banking Corporation ("finance subsidiaries"). Sterling National Mortgage Company, Inc. ("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Factors Corporation ("Factors") are wholly owned subsidiaries of the bank. Until 1997, Factors was a finance subsidiary of the Registrant. Sterling Real Estate Holding Company, Inc. a wholly owned subsidiary of the bank, was formed as of March 1, 1997. Throughout the report, the terms "the Company" or "Sterling" refers to Sterling Bancorp and its subsidiaries.


                           GOVERNMENT MONETARY POLICY

The Company is affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System. An important element of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve have in the past had a significant effect in operations of financial institutions, including the bank, and will continue to do so in the future. Changing conditions in the national economy and in the money markets make it impossible to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Company. Foreign activities of the Company are not considered to be material.


                                   COMPETITION

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions.


THE BANK
Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains six offices in New York City (three branches and an International Banking Facility in Manhattan and two branches in Queens). The executive office is located at 430 Park Avenue, New York, New York. There are regional representatives located in Richmond, Virginia.
      The bank provides a range of banking services to businesses and individuals including checking, savings and money market accounts, certificates of deposit, business loans, personal and installment loans, VISA/MASTERCARD, safe deposit and night depository facilities. Business lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies of all sizes as well as government and non-profit agencies. Loan facilities available to these customers include short-term revolving credit arrangements, term loans, letters of credit, accounts receivable management services, asset-based financing, equipment financing, real estate and mortgage loans, leasing and lock box services.

Through its international division and International Banking Facility, the bank offers financial services to its customers and correspondents in the world's major financial centers. These services consist of financing import and export transactions, issuance of letters of credit and creation of bankers acceptances. In addition to its direct worldwide correspondent banking relationships, active bank account relationships are maintained with leading foreign banking institutions in major financial centers.
      The bank's trust division provides a variety of fiduciary, investment management, advisory and corporate agency services to individuals, corporations and foundations. The bank acts as trustee for pension, profit-sharing and other employee benefit plans and personal trusts and estates. For corporations, the bank acts as trustee, transfer agent, registrar and in other corporate agency capacities.
      Factors provides accounts receivable management services. Factors purchases clients' accounts receivable, assumes credit risk on approved orders and handles credit and collection details and bookkeeping requirements. Income for these services is derived from commissions charged for receivables serviced and interest charged on advances to the client. For these services, Factors receives a portion of factoring commissions paid by the clients plus a portion of interest charged on advances. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries.
      Sterling's mortgage banking and brokerage business is conducted through companies located in Virginia and New York. SNMC-Virginia originates and services non-conforming mortgages, for its own portfolio and resale, on residential properties in Virginia and several adjoining states. SNMC-New York originates conforming, residential mortgage loans throughout the tri-state metropolitan area, and has offices on Long Island and in Westchester.
      There are no industry concentrations exceeding 10% of loans, gross in the commercial and industrial loan portfolio. Approximately 70% of the bank's loans are to borrowers located in the metropolitan New York area.
      The composition of income from the operations of the bank and its subsidiaries for the years ended: [1] December 31, 1997 included interest and fees on commercial and other loans (55%), interest and dividends on investment securities (28%) and other (17%); [2] December 31, 1996 included interest and fees on commercial and other loans (52%), interest and dividends on investment securities (35%), and other (13%); [3] December 31, 1995 included interest and fees on commercial and other loans (52%), interest and dividends on investment securities (38%), and other (10%).
      At December 31, 1997, the bank had 308 employees, consisting of 116 officers and 192 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.


PARENT COMPANY AND FINANCE SUBSIDIARIES
The parent company and its finance subsidiaries engage in various types of secured financing activities such as asset based financing, consumer receivables financing and service certain such accounts for the bank.
      Asset-based financing services rendered by the parent company and its finance subsidiaries include new business referral, collection, supervisory, and bookkeeping to the bank for a fee; and the bank assumes all credit risks.

      The parent company and its finance subsidiaries make loans that are secured by personal property, accounts receivable or other collateral; occasionally unsecured advances are provided to its customers.
      Sterling Financial Services Company("Sterling Financial"), a nationwide provider of consumer receivables financing, is a division of the parent company. Sterling Financial engages in asset based lending with independent dealers who market products, such as housewares, appliances, automobiles, and educational material to consumers on an installment basis with repayment terms between 12 and 48 months. Sterling Financial administers these installment contracts for the dealer, providing billing, payment processing and other bookkeeping services. Sterling Financial makes advances to each dealer of up to 80% of the discounted aggregate value of the dealer's installment contracts.
      The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its finance subsidiaries for the years ended: [1] December 31, 1997 included interest and fees on loans (61%), dividends, interest and service fees (25%) and other (14%); [2] December 31, 1996 included interest and fees on loans (42%), interest and fees on accounts receivable factored (20%), dividends, interest and service fees (31%), and other (7%); [3] December 31, 1995 included interest and fees on loans (47%), interest and fees on accounts receivable factored (19%), dividends, interest and service fees (33%), and other (1%). For the years ended December 31, 1996 and 1995, Factors and SNMC-Virginia were finance subsidiaries, and the results of their operations were included in the foregoing and in all financial statements relating to these years.
      At December 31, 1997, the parent company and its finance subsidiaries employed 25 persons consisting of 8 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.


                           SUPERVISION AND REGULATION

GENERAL
Sterling Bancorp is a registered bank holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Board of Governors of The Federal Reserve System ("FRB").
      The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than banking or managing or controlling banks or furnishing services to or performing services for their subsidiaries. The BHCA also authorized the Federal Reserve Board to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has ruled on a number of activities and found some of them to come within such standard while finding that other activities do not fall within the permissible scope of such standard; other activities have been proposed by the Federal Reserve Board for consideration. The effect of the Federal Reserve Board's findings under the standard has been to expand the financially related activities in which bank holding companies may engage. Revisions of the Federal Reserve Board's principal regulation (Regulation Y) affecting bank holding companies have expanded the scope of permissible bank-related activities and liberalized procedures to allow the entry into such activities.
      As a federally insured national bank, the bank is subject to supervision, examination and reporting requirements of the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC").
      Sterling Industrial Loan Association is subject to supervision and regulation by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia. Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York.


PAYMENT OF DIVIDENDS
Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. In addition, from time to time dividends are paid to the parent company by the finance subsidiaries from their retained earnings without regulatory restrictions.


CAPITAL ADEQUACY
The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures and establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Among other matters, FDICIA establishes five capital categories of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, and to consider applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 1997, the Company and the bank exceeded all capital adequacy minimum requirements.

The following table presents capital and ratios for the Company and the bank:

RATIOS AND MINIMUMS
(Dollars in thousands)

                                                                          For Capital             To Be Well
                                                       Actual           Adequacy Minimum          Capitalized
AS OF DECEMBER 31, 1997                          Amount       Ratio     Amount      Ratio     Amount       Ratio
-----------------------                          ------       -----     ------      -----     ------       -----
Total Capital (to Risk Weighted Assets):
  The Company                                   $79,698       11.82%   $53,935       8.00%   $67,419       10.00%
  The bank                                       61,521        9.64     51,038       8.00     63,798       10.00

Tier l Capital (to Risk Weighted Assets):
  The Company                                    71,268       10.57     26,968       4.00     40,451        6.00
  The bank                                       55,028        8.63     25,519       4.00     38,279        6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                    71,268        8.31     34,320       4.00     42,900        5.00
  The bank                                       55,028        6.66     33,032       4.00     41,290        5.00



AS OF DECEMBER 31, 1996
-----------------------
Total Capital (to Risk Weighted Assets):
  The Company                                   $63,787       12.15%   $41,997       8.00%   $52,496       10.00%
  The bank                                       51,428       10.67     38,566       8.00     48,208       10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                    55,929       10.65     20,998       4.00     31,497        6.00
  The bank                                       46,414        9.63     19,283       4.00     28,925        6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                    55,929        6.89     32,449       4.00     40,562        5.00
  The bank                                       46,414        6.13     30,295       4.00     37,868        5.00



TRANSACTIONS WITH AFFILIATES
There are also various requirements and restrictions imposed by the laws of the United States and the State of New York and by regulations of the Federal Reserve System, of which the bank is a member, affecting the operations of the Company including the requirement to maintain reserves against deposits, restrictions relating to: (a) the nature and amount of loans that may be made by the bank and the interest that may be charged thereon; (b) extensions of credit by subsidiary banks of a bank holding company to the bank holding company or certain of its subsidiaries; (c) investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower; and (d) other investments, branching and other activities of the Company and the bank.


SUPPORT OF THE BANK
The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times when, absent such regulations, the bank holding company might not otherwise provide such support.
      In addition, the Financial Institutions Reform, Recovery, and Enforcement Act of 1984 provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC insured depository institution or in connection with any assistance provided by the FDIC to a commonly controlled institution "in danger of default" (as defined).
      In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is generally required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or creditors other than depositors. Under the provisions of FDICIA, the FDIC is authorized to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency. Such a payment would constitute full payment and disposition of the FDIC's obligations to claimants. The rate of such final settlement payment is to be a percentage rate determined by the FDIC reflecting an average of the FDIC's receivership recovery experience.


FDIC INSURANCE
Under the FDIC's risk related insurance assessment system, insured depository institutions may be required to pay annual assessments to the FDIC. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The three supervisory subgroups are Group "A" -- financially solid institutions with only a few minor weaknesses, Group "B" -- institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund and Group "C" -- institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

      Under current FDIC practices, the bank was not required to pay deposit insurance premiums during 1997. Future assessment rates will be based on capital levels and bank regulators' ratings as is required by FDICIA. In addition, the bank will be required to make payments for the servicing of obligations of the Financing Corporation (FICO) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.
      Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.


SAFETY AND SOUNDNESS STANDARDS
Federal banking agencies promulgate safety and soundness standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies; (ii) effective risk management; (iii) timely and accurate financial, operations, and regulatory reporting; (iv) safeguarding and managing assets; and (v) compliance with applicable laws and regulations. The standards also include requirements that:
(i) those performing internal audits be qualified and independent; (ii) internal controls and information systems be tested and reviewed; (iii) corrective actions be adequately documented; and (iv) that results of an audit be made available for review of management actions.


LEGISLATIVE PROPOSALS
Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit depository institutions and bank holding companies from conducting certain types of activities, to subject depository institutions to increased disclosure and reporting requirements, to alter the statutory separations of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

                  SELECTED CONSOLIDATED STATISTICAL INFORMATION


 I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 59, 60, and 61 of the Company's 1997 Annual Report is incorporated by reference herein.


 II.  Investment Portfolio

A summary of the Company's investment securities by type with related carrying values at the end of each of the most recent three fiscal years appears on page 50 of the Company's 1997 Annual Report and is incorporated herein by reference. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the Company's 1997 Annual Report on pages 26 and 27 and is incorporated by reference herein. The average yield by maturity range is not available.



III.  Loan Portfolio

A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the most recent five fiscal years appears on page 51 of the Company's 1997 Annual Report and is incorporated herein by reference.

The following table sets forth the maturities and sensitivity to changes in interest rates of loans, excluding "installment - individuals" loans, of the Company's loan portfolio at December 31, 1997:


                                              Due One       Due One              Due After          Total
                                               Year         to Five                 Five            Gross
                                              or Less         Years                Years            Loans
                                              -------         -----                -----            -----
                                                               (in thousands)
Commercial and industrial                     $405,574      $  5,867             $  2,857         $414,298
Lease financing                                  2,193        47,968                  565           50,726
Real estate - mortgage                          21,480         8,772               44,083           74,335
Real estate - construction                       8,353         --                   --               8,353
Foreign                                            789         --                   --                 789
                                              --------      --------             --------         --------
           Total                              $438,389      $ 62,607             $ 47,505         $548,501
                                              ========      ========             ========         ========

Loans due after one year, which have:
    Predetermined interest
         rates                                              $ 47,968             $  2,857         $ 50,825
    Floating or adjustable
         interest rates                                       14,639               44,648           59,287
                                                            --------             --------         --------
           Total                                            $ 62,607             $ 47,505         $110,112
                                                            ========             ========         ========

        It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the Company's 1997 Annual Report beginning on page 50 under the caption "Loan Portfolio", beginning on page 28 in footnote 6 and on page 23 in footnote 1 under the caption "Loans" is incorporated by reference herein.

        The following table sets forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years; as of December 31, 1997, there were no foreign loans accounted for on a nonaccrual basis or which were troubled debt restructurings:

                                                                 December 31,
                                                 1997          1996          1995            1994         1993
                                                 ----          ----          ----            ----         ----

                                                                        (in thousands)


       Nonaccrual basis loans*                  $1,388        $  442        $  357         $  575        $2,297(1)

       Past due 90 days or more
       (other than the above)(2)                   245           390         1,961            293           146
                                                ------        ------        ------         ------        ------
               Total                            $1,633        $  832        $2,318         $  868        $2,443
                                                ======        ======        ======         ======        ======

       Note:Includes restructured
              debt of                           $--           $--           $--            $--           $--
                                                ======        ======        ======         ======        ======

       *Interest income that would
        have been earned on non-
        accrual and reduced rate
        loans outstanding                       $   55        $   13        $   22         $   86        $  169
                                                ======        ======        ======         ======        ======
       Applicable interest income
       actually realized                        $--           $--           $--            $   18        $   98
                                                ======        ======        ======         ======        ======


       Nonaccrual, past due and
       restructured loans as a
       percentage of total gross
       loans                                       .29%          .18%          .58%           .27%          .80%
                                                ======        ======        ======         ======        ======


(1) Includes $1.4 million at December 31, 1993, representing the balance of a loan to a single borrower who filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code during the third quarter of 1991.


(2) Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

  IV. Summary of Loan Loss Experience

The information appearing in the Company's 1997 Annual Report beginning on page 28 in footnote 7 and beginning on page 51 under the caption "Asset Quality" is incorporated by reference herein. A table setting forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years appears on page 52 of the Company's 1997 Annual Report and is incorporated herein by reference.


On June 1, 1993 the parent company purchased for cash the assets (principally loans) of Zenith Financial Corporation, a nationwide provider of consumer receivables financing. The purchase price included the allowance for loan losses of $209,627.

The Company considers its allowance for possible loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 1997. Net losses within the loan portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 1997.

To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, a table presenting the Company's allocation of the allowance appears on page 53 of the Company's 1997 Annual Report and is incorporated herein by reference. This allocation is based on subjective estimates by management and may vary from year to year based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the Company's 1997 Annual Report beginning on page 51 under the caption "Asset Quality" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in a loan category. Management believes that the allowance must be viewed in its entirety and is therefore available for future charge-offs in any loan category.


  V. Deposits

Average deposits and average rates paid for each of the most recent three years is presented in the Company's 1997 Annual Report on page 59 and is incorporated by reference herein.

Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the Company's 1997 Annual Report beginning on page 29 in footnote 8 and is incorporated by reference herein.

The following table provides certain information with respect to the Company's deposits for each of the most recent three fiscal years:

                                                                                         December 31,
                                                                        --------------------------------------------
                                                                          1997               1996               1995
                                                                        --------           -------            ------
                                                                                       (in thousands)
Domestic
  Demand                                                                $312,462           $229,977           $224,081
  NOW                                                                     54,056             32,761             30,150
  Savings                                                                 24,856             25,548             26,967
  Money Market                                                           136,069            133,510            120,655
  Time deposits, by remaining maturity
      Within 3 months                                                     88,658             63,092             68,689
      After 3 months but within 1 year                                    87,580             68,725             49,715
      After 1 but within 5 years                                          25,017             18,099             27,531
                                                                        --------           --------           --------

             Total domestic deposits                                     728,698            571,712            547,788
                                                                        --------           --------           --------

Foreign
  Time deposits, by remaining maturity
      Within 3 months                                                      1,580              1,710              2,240
      After 3 months but within 1 year                                     1,130              1,000              1,000
                                                                        --------           --------           --------

      Total foreign deposits                                               2,710              2,710              3,240
                                                                        --------           --------           --------

              Total deposits                                            $731,408           $574,422           $551,028
                                                                        ========           ========           ========


Interest expense for the most recent three fiscal years is presented in footnote 8 on page 29 of the Company's 1997 Annual Report and is incorporated herein by reference.



 VI. Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years follow:

                                                                                  Years Ended December 31,
                                                                         ---------------------------------------
                                                                          1997            1996              1995
                                                                         -----           ------           -------
Return on average total assets (Net income
   divided by average total assets)                                       1.30%           1.06%              .81%
Return on average shareholders' equity (Net
   income divided by average equity)                                     13.20%          12.55%            10.00%
Dividend payout ratio (Dividends declared per
   share divided by net income per share)                                27.06%          27.20%            28.41%
Average shareholders' equity to average total
   assets (Average equity divided by average
   total assets)                                                          9.84%           8.46%             8.11%


VII. Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the Company's 1997 Annual Report on page 30 in footnote 9 and is incorporated by reference herein.


ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 430 Park Avenue, New York, N.Y. consisting of approximately 15,000 square feet. The lease for these premises expires June 29, 2001. Annual rental commitments approximate $441,000. Certain finance subsidiaries maintain offices in Great Neck, New York and Richmond, Virginia.

In addition to the principal offices, the bank maintains operating leases for four branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Westchester, Nassau and Suffolk counties (New York) and in Richmond and Virginia Beach (Virginia) with an aggregate of approximately 96,400 square feet. The annual office rental commitments for these premises approximates $1,339,000. The leases have expiration dates ranging from 1998 through 2015 with varying additional renewal options. The bank also maintains a branch located in Forest Hills owned by the bank (and not subject to a mortgage).



ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information beginning on page 10 of the Sterling Bancorp Proxy Statement dated March 11, 1998 under the caption "APPROVAL OF STOCK INCENTIVE PLAN AMENDMENT" is incorporated by reference herein.

                                     PART II


      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information appearing on page 56 of the Sterling Bancorp 1997 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein.



      ITEM  6. SELECTED FINANCIAL DATA


      The information appearing on page 48 of the 1997 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.



      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The information appearing on pages 48 - 61 of the 1997 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference. Supplementary data appearing on page 46 footnote 24 of the 1997 Annual Report is incorporated by reference herein.



      ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The Company's consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 and the statements of condition of Sterling National Bank as of December 31, 1997 and 1996, notes thereto and Independent Auditors' Report thereon appearing on pages 18 - 47 of the 1997 Annual Report, are incorporated by reference herein.



      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      None.

                                    PART III

      ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 11, 1998 under the caption "ELECTION OF DIRECTORS" and beginning on page 9 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" are incorporated by reference herein.

      Executive Officers - This information is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K:


                                                                                                                Held
                                                                                                              Executive
                                                                                                               Office
              Name of Executive            Title                                               Age              Since
              -----------------            -----                                               ---              -----
              Louis J. Cappelli            Chairman of the Board and
                                             Chief Executive Officer,
                                             Director                                          67               1967
              John C. Millman              President, Director                                 55               1986
              Jerrold Gilbert              Executive Vice President, General
                                            Counsel & Secretary                                61               1974
              John W. Tietjen              Executive Vice President, Treasurer
                                            and Chief Financial Officer                        53               1989
              John A. Aloisio              Vice President                                      55               1992
              Leonard Rudolph              Vice President                                      50               1992

      All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

      ITEM  11. EXECUTIVE COMPENSATION

      The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 11, 1998 under the caption " Executive Compensation and Related Matters" and on page 8 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

      ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information beginning on page 9 of the Sterling Bancorp Proxy Statement dated March 11, 1998 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

      ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing on page 8 of the Sterling Bancorp Proxy Statement dated March 11, 1998 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.


                                      III-1

                                     PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)   The documents filed as a part of this report are listed below:

                  1.    Financial Statements

                        Annual Report to security holders, Sterling Bancorp 1997 Annual Report (This document is filed only to the extent of pages 18 through 61 which are incorporated by reference herein).

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

                         (iv) Amendments to Employment Agreements dated February 28, 1997 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein).
                                         (a) For Louis J. Cappelli
                                         (b) For John C. Millman

                         (v) Amendments to Employment Agreements dated February 19, 1998
                                         (a) For Louis J. Cappelli
                                         (b) For John C. Millman

                       11              Statement re: Computation of Per Share
                                       Earnings.

                       13 Annual Report to security holders, Sterling Bancorp 1997 Annual Report (This document is filed only to the extent of pages 18 through 61 which are incorporated by reference herein).

                       21              Subsidiaries of the Registrant.

                       27              Financial Data Schedule.

       (b) Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         STERLING BANCORP

                                         /S/      Louis J. Cappelli
                                             ---------------------------
                                             Louis J. Cappelli, Chairman
                                            (Principal Executive Officer)


                                                   March 24, 1998
                                                        Date


                                         /S/      John W. Tietjen
                                             ---------------------------
                                             John W. Tietjen, Treasurer
                                         (Principal Financial and Accounting
                                                      Officer)


                                                   March 24, 1998
                                                        Date


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    (Date)                       (Signature)                 (Title)


March 24, 1998         /s/     Louis J. Cappelli             Director
                         --------------------------


March 24, 1998        /s/      John C. Millman               Director
                         --------------------------


March 24, 1998        /s/      Maxwell M. Rabb               Director
                         --------------------------


March 24, 1998        /s/      Lillian Berkman               Director
                         --------------------------


March 24, 1998        /s/      Walter Feldesman              Director
                         --------------------------


March 24, 1998        /s/     Henry J. Humphreys             Director
                         --------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549










                                 DOCUMENTS FILED

                                    AS A PART

                                 OF THIS REPORT

                                       ON

                                    FORM 10-K

                              ANNUAL REPORT - 1997















                                STERLING BANCORP

                                 DOCUMENT INDEX

              1.  Financial Statements

                         Annual Report to security holders, Sterling Bancorp
                          1997 Annual Report (This document is filed only to the extent of pages 18 through 62 which are incorporated by reference herein).

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

                     (iv) Amendments to Employment Agreements dated February 28, 1997 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein).
                                     (a) For Louis J. Cappelli
                                     (b) For John C. Millman

                     (v) Amendments to Employment Agreements dated February 19, 1998
                                     (a) For Louis J. Cappelli
                                     (b) For John C. Millman

                   11              Statement re: Computation of Per Share
                                   Earnings.

                   13              Annual Report to security holders, Sterling
                                   Bancorp 1997 Annual Report (This document is
                                   filed only to the extent of pages 18 through
                                   61 which are incorporated by reference
                                   herein).
                   21              Subsidiaries of the Registrant.

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

                         (iv) Amendments to Employment Agreements dated February 28, 1997 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein).
                                         (a) For Louis J. Cappelli
                                         (b) For John C. Millman

                         (v) Amendments to Employment Agreements dated February 19, 1998
                                         (a) For Louis J. Cappelli
                                         (b) For John C. Millman

                 11                    Statement re: Computation of Per Share
                                       Earnings.

                 13 Annual Report to security holders, Sterling Bancorp 1997 Annual Report (This document is filed only to the extent of pages 18 through 61 which are incorporated by reference herein).

                 21                    Subsidiaries of the Registrant.

                 27                    Financial Data Schedule.