Form 10-Q
period 1998-03-31
STERLING BANCORP
filed 1998-05-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM __________________ TO ____________________


COMMISSION FILE NUMBER: 1-5273-1


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

                                   [X] YES  [] NO


               AS OF MARCH 31, 1998 THERE WERE 8,219,929 SHARES OF
                   COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                              Page
                                                                          ----

      Item 1. Financial Statements (Unaudited)

          Consolidated Financial Statements                                 3
          Notes to Consolidated Financial Statements                        8

      Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

          Business                                                         10
          Overview                                                         10
          Income Statement Analysis                                        11
          Balance Sheet Analysis                                           12
          Capital                                                          14
          Average Balance Sheets                                           15
          Rate/Volume Analysis                                             16
          Regulatory Capital and Ratios                                    17

      Item 3.Quantitative and Qualitative Disclosures About
                   Market Risk

            Asset/Liability Management                                     18
            Interest Rate Sensitivity                                      21

PART II OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                            22


SIGNATURES                                                                 22


EXHIBIT INDEX                                                              23

      Exhibit 11 Computation of Per Share Earnings                         24
      Exhibit 27 Financial Data Schedule                                   25

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                  March 31,      December 31,
ASSETS                                                              1998             1997
                                                               --------------   --------------
Cash and due from banks                                        $   44,604,554   $   40,065,863
Interest-bearing deposits with other banks                          1,300,000        3,010,000
Investment securities
   Available for sale (at estimated market value)                 122,086,064      148,921,006
   Held to maturity (estimated market value
     $231,755,242 and $236,009,925, respectively)                 231,603,292      236,030,004
                                                               --------------   --------------
          Total investment securities                             353,689,356      384,951,010
                                                               --------------   --------------

Loans, net of unearned discounts                                  531,669,934      558,481,845
Less allowance for credit losses                                    8,595,155        8,677,610
                                                               --------------   --------------
          Loans, net                                              523,074,779      549,804,235
                                                               --------------   --------------
Customers' liability under acceptances                              2,217,906        1,125,654
Excess cost over equity in net assets of the
   banking subsidiary                                              21,158,440       21,158,440
Premises and equipment, net                                         7,099,826        7,330,062
Accrued interest receivable                                         4,187,390        4,147,008
Other assets                                                        8,469,877        8,387,386
                                                               --------------   --------------
                                                               $  965,802,128   $1,019,979,658
                                                               ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                $  233,849,224   $  312,461,489
   Interest-bearing deposits                                      431,984,521      418,946,491
                                                               --------------   --------------
          Total deposits                                          665,833,745      731,407,980
Federal funds purchased and securities
   sold under agreements to repurchase                             73,361,175      106,752,546
Commercial paper                                                   28,117,900       24,070,600
Other short-term borrowings                                        15,035,664       19,891,252
Acceptances outstanding                                             2,217,906        1,125,654
Due to factoring clients                                           32,667,264       30,798,610
Accrued expenses and other liabilities                             12,015,226       11,560,450
                                                               --------------   --------------
                                                                  829,248,880      925,607,092
Long-term debt - FHLB                                              41,750,000        1,750,000
                                                               --------------   --------------
          Total liabilities                                       870,998,880      927,357,092
                                                               --------------   --------------

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares
     Series B ($20 liquidation value), issued 1,230 shares             24,600           24,600
     Series D ($10 liquidation value), issued 244,691 and
       246,213 shares, respectively                                 2,446,910        2,462,130
                                                               --------------   --------------
                                                                    2,471,510        2,486,730

   Common stock, $1 par value. Authorized 20,000,000 shares;
     issued  8,264,522 and 8,262,500 shares, respectively           8,264,522        8,262,500
   Capital surplus                                                 44,792,582       44,775,759
   Retained earnings                                               41,763,582       39,590,806
   Accumulated other comprehensive income, net of tax
     Net unrealized appreciation on securities
         available for sale                                           121,447          197,374
                                                               --------------   --------------
                                                                   97,413,643       95,313,169
   Less
     Common shares in treasury at cost,
      44,593 shares                                                   441,257          441,257
     Unearned compensation                                          2,169,138        2,249,346
                                                               --------------   --------------
          Total shareholders' equity                               94,803,248       92,622,566
                                                               --------------   --------------
                                                               $  965,802,128   $1,019,979,658
                                                               ==============   ==============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                 Three Months Ended
                                                       March 31,
                                                  1998          1997
                                              -----------   -----------
INTEREST INCOME
   Loans                                      $12,259,919   $11,083,522
   Investment securities:
     Available for sale                         1,878,135     1,317,517
     Held to maturity                           3,837,126     3,782,836
   Federal funds sold                             138,639        74,113
   Deposits with other banks                       74,671        58,307
                                              -----------   -----------
          Total interest income                18,188,490    16,316,315
                                              -----------   -----------

INTEREST EXPENSE
   Deposits                                     4,404,727     3,318,730
   Federal funds purchased
     and securities sold under agreements
     to repurchase                              1,217,449     1,092,076
   Commercial paper                               361,031       330,543
   Other short-term borrowings                    244,432       146,069
   Long-term debt                                 204,264       331,346
                                              -----------   -----------
          Total interest expense                6,431,903     5,218,914
                                              -----------   -----------
Net interest income                            11,756,587    11,097,401
Provision for credit losses                       844,000       771,000
                                              -----------   -----------
Net interest income after provision
 for credit losses                             10,912,587    10,326,401
                                              -----------   -----------

NONINTEREST INCOME
   Factoring commissions                          850,792       928,395
   Mortgage banking income                        833,827       692,698
   Service charges on deposit accounts            674,588       509,920
   Letter of credit commissions                   271,702       240,079
   Other income                                   844,416       742,297
                                              -----------   -----------
          Total noninterest income              3,475,325     3,113,389
                                              -----------   -----------


NONINTEREST EXPENSES
   Salaries                                     4,407,664     4,143,598
   Employee benefits                            1,006,345       887,617
                                              -----------   -----------
          Total personnel expenses              5,414,009     5,031,215
   Occupancy expense, net                         792,798       732,779
   Equipment expense                              590,631       565,391
   Other expenses                               2,322,229     2,576,670
                                              -----------   -----------
          Total noninterest expenses            9,119,667     8,906,055
                                              -----------   -----------
Income before income taxes                      5,268,245     4,533,735
Provision for income taxes                      2,265,280     2,071,259
                                              -----------   -----------


Net income                                    $ 3,002,965   $ 2,462,476
                                              ===========   ===========


Average number of common shares outstanding
   Basic                                        8,218,288     7,721,565
   Diluted                                      8,663,144     8,551,809
Per average common share
   Basic                                             $.36          $.32
   Diluted                                            .35           .30
Dividends per common share                            .10           .09

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                                Three Months Ended
                                                                     March 31,
                                                               1998           1997
                                                           -----------    -----------
Net income                                                 $ 3,002,965    $ 2,462,476

Other comprehensive income, net of tax:
     Unrealized holding losses arising during the period       (75,927)      (235,916)
                                                           -----------    -----------


Comprehensive income                                       $ 2,927,038    $ 2,226,560
                                                           ===========    ===========

                See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity


                                                    Three Months Ended
                                                        March 31,

                                                  1998             1997
                                              ------------    ------------
Preferred Stock
   Balance at January 1                       $  2,486,730    $  2,506,600
   Conversions of Series D shares                  (15,220)         (4,810)
                                              ------------    ------------
   Balance at March 31                        $  2,471,510    $  2,501,790
                                              ============    ============

Common Stock
   Balance at January 1                       $  8,262,500    $  7,725,533
   Conversions of subordinated debentures               --          59,920
   Conversions of preferred shares
     into common shares                              1,522             481
   Options exercised                                   500             500
                                              ------------    ------------
   Balance at March 31                        $  8,264,522    $  7,786,434
                                              ============    ============

Capital Surplus
   Balance at January 1                       $ 44,775,759    $ 38,619,434
   Conversions of subordinated debentures               --         689,080
   Conversions of preferred shares
     into common shares                             13,698           4,329
   Options exercised                                 3,125           3,125
                                              ------------    ------------
   Balance at March 31,                       $ 44,792,582    $ 39,315,968
                                              ============    ============

Retained Earnings
   Balance at January 1                       $ 39,590,806    $ 31,648,812
   Net income                                    3,002,965       2,462,476
   Cash dividends paid - common shares            (816,616)       (689,479)
                       - preferred shares          (13,573)         (9,795)
                                              ------------    ------------
   Balance at March 31                        $ 41,763,582    $ 33,412,014
                                              ============    ============

Accumulated Other Comprehensive Income
   Balance at January 1                       $    197,374    $     90,001
                                              ------------    ------------
   Unrealized holding losses arising during
     the period:
       Before tax                                 (140,346)       (436,634)
       Tax benefit                                  64,419         200,718
                                              ------------    ------------
          Net of tax                               (75,927)       (235,916)
                                              ------------    ------------
   Balance at March 31                        $    121,447    $   (145,915)
                                              ============    ============

Treasury Stock
   Balance at January 1 and March 31          $   (441,257)   $   (418,959)
                                              ============    ============


Unearned Compensation
   Balance at January 1                       $ (2,249,346)   $ (2,993,980)
   Amortization of unearned compensation            80,208          98,412
                                              ------------    ------------
   Balance at March 31                        $ (2,169,138)   $ (2,895,568)
                                              ============    ============

Total Shareholders' Equity
   Balance at January 1                       $ 92,622,566    $ 77,177,441
   Net changes during the period                 2,180,682       2,378,323
                                              ------------    ------------
   Balance at March 31                        $ 94,803,248    $ 79,555,764
                                              ============    ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                       Three Months Ended
                                                                            March 31,
                                                                      1998             1997
                                                                 -------------    -------------
Operating Activities
  Net income                                                     $   3,002,965    $   2,462,476
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for credit losses                                     844,000          771,000
       Depreciation and amortization of premises and equipment         269,577          314,789
       Deferred income tax (provision) benefit                         (36,754)          64,350
       Net change in loans held for sale                            (3,109,823)      (3,515,264)
       Amortization of unearned compensation                            80,208           98,201
       Amortization of premiums of securities                          441,950          326,796
       Accretion of discounts on securities                           (221,864)         (40,058)
       (Increase)Decrease in accrued interest receivable               (40,382)           2,353
       Increase in due to factored clients                           1,868,654        4,354,682
       Increase in other liabilities                                   454,776        2,032,339
       Other, net                                                     (907,773)        (707,832)
                                                                 -------------    -------------

            Net cash provided by operating activities                2,645,534        6,163,832
                                                                 -------------    -------------

Investing Activities
  Purchase of premises and equipment                                   (39,341)      (1,418,753)
   Net decrease in interest-bearing deposits
     with other banks                                                1,710,000               --
   Net decrease in Federal funds sold                                       --        3,000,000
   Net decrease in loans                                            29,921,734       17,071,242
   Proceeds from prepayments, redemptions or maturities
     of securities - held to maturity                               13,848,623        7,853,630
   Purchases of securities - held to maturity                       (9,794,813)     (11,570,419)
   Purchases of securities - available for sale                   (192,995,719)              --
   Proceeds from prepayments, redemptions or maturities
     of securities - available for sale                            219,843,131          769,322
                                                                 -------------    -------------
            Net cash provided by investing activities               62,493,615       15,705,022
                                                                 -------------    -------------

Financing Activities
   Net decrease in noninterest-bearing deposits                    (78,612,265)      (9,333,861)
   Net increase in interest-bearing deposits                        13,038,030       12,202,609
   Net decrease in Federal funds purchased and
     securities sold under agreements to repurchase                (33,391,371)      (5,557,828)
   Net decrease in commercial paper
     and other short-term borrowings                                  (808,288)     (35,200,329)
   Prepayment of debentures                                                 --         (128,000)
   Increase in other long-term debt                                 40,000,000               --
   Proceeds from exercise of stock options                               3,625            3,625
   Cash dividends paid on common and preferred stock                  (830,189)        (699,274)
                                                                 -------------    -------------
            Net cash used in financing activities                  (60,600,458)     (38,713,058)
                                                                 -------------    -------------
Net increase (decrease) in cash and due from banks                   4,538,691      (16,844,204)
Cash and due from banks - beginning of period                       40,065,863       54,512,462
                                                                 -------------    -------------
Cash and due from banks - end of period                          $  44,604,554    $  37,668,258
                                                                 =============    =============

Supplemental schedule of non-cash financing activities:
   Debenture and preferred stock conversions                     $      15,220    $     753,810
Supplemental disclosure of cash flow information:
   Interest paid                                                 $   6,146,435    $   4,951,378
   Income taxes paid                                                   309,052          981,012

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1997 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 Series B shares authorized) and 244,691 Series D shares (of 300,000 Series D shares authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

4. SFAS No. 128, "Earnings per Share," which superseded Accounting Principles Board Opinion No. 15, "Earnings per Share," established standards for computing, presenting and disclosing earnings per share ("EPS"). SFAS No. 128 required the presentation of basic earnings per share and, for entities with complex capital structures, diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

            The Company has applied the provisions of SFAS No. 128 for the year ended December 31, 1997 and, in conformity with the provisions of SFAS No. 128, has restated prior-period EPS data presented in this report. Adoption of SFAS No. 128 has resulted in modest changes in EPS data from previously reported amounts.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It does not address issues of recognition or measurement of comprehensive income and its components. SFAS 130 required that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

            The Company has applied the provisions of SFAS No. 130 as of January 1, 1998, and in conformity with the provisions of SFAS No. 130, has restated prior-period amounts presented in this report. Adoption of SFAS No. 130 had no effect on previously reported amounts.

6. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to shareholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 supersedes "Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business," and amends Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in its fiscal year ending December 31, 1998.

7. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. SFAS 132 provides information that assists users in (a) evaluating the employer's obligations under pension and other postretirement plans and the effects on the employer's prospects for future cash flows, (b) analyzing the quality of currently reported net income, and (c) estimating future reputed net income. SFAS 132 addresses disclosure only. SFAS 132 is effective for fiscal years beginning after December 15, 1997, and, as appropriated will be adopted in the financial statement of the Company for the year ended December 31, 1998.

                        STERLING BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The following commentary presents management's discussion and analyses of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Industrial Loan Association, and Sterling National Bank (the "Bank"). The Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc.("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Real Estate Holding Company Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the company's annual report on form 10-K for the year ended December 31, 1997. This report contains statements that constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual facts to differ materially from those presented in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report.

COMPANY BUSINESS

The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposits services, trust and estate administration and, investment management services. The Company has operations in New York and Virginia and conducts business throughout the United States.

      There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At March 31, 1998, the Bank's year-to-date average earning assets (of which loans were 55% and investment securities were 44%) represented approximately 96% of the Company's year-to-date average earning assets.

      The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisition. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

OVERVIEW

The Company reported net income for the three months ended March 31, 1998 of $3.0 million, representing $0.35 per share, calculated on a diluted basis, compared to $2.5 million, or $0.30 per share calculated on a diluted basis, for the like period in 1997. This increase reflects the improvement in net interest income and continued growth in noninterest income.

      Net interest income increased to $11.8 million for first quarter of 1998 compared with $11.1 million for same period in 1997, principally due to higher average earning asset outstandings. The net interest margin was 5.77% for the first three months of 1998 compared to 6.26% for the like 1997 period. This decrease was due to a decrease in average yield an earning assets of 27 basis points coupled with a 22 basis point increase in the average cost of funds.

      Noninterest income rose to $3.5 million for the three months ended March 31, 1998 compared to $3.1 million for the like 1997 period principally due to continued growth in fees from mortgage banking and deposit services.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) for the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 16. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 15.

      Net interest income for the three months ended March 31, 1998 increased $660,000 to $11,757,000 from $11,097,000 for the comparable period in 1997.

      Total interest income aggregated $18,188,000 up $1,872,000 for the first quarter of 1998 as compared to $16,316,000 for the same period of 1997. The yield on interest earning assets was 8.97% for the first three months of 1998 compared with 9.24% for the comparable period in 1997. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loan outstandings as a percentage of total assets. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

      Interest earned on the loan portfolio amounted to $12,260,000 up $1,176,000 when compared to a year ago. Average loan balances amounted to $485,003,000 up $57,777,000 from an average of $427,226,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing, mortgage and in the short-term money market component of commercial and industrial loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the loan portfolio to 11.10% for the three months ended March 31, 1998 from 11.26% for the comparable 1997 period was attributable to a greater proportion of short-term, lower-yielding loans within the portfolio.

      Interest earned on investment securities increased $615,000 to $5,715,000 in 1998 principally due to higher average outstandings partially offset by lower yields due to a flattening of the U.S. Treasury yield curve.

      Interest expense increased $1,213,000 to $6,432,000 for the first three months of 1998 from $5,219,000 for the comparable period in 1997. The increase in interest expense was due to the higher average funds employed and average rates paid for savings and time deposits.

      Interest expense on savings and time deposits increased $1,086,000 for the three months ended March 31, 1998 to $4,405,000 from $3,319,000 for the comparable 1997 period due to increases in average outstandings and the cost of funds. Average outstandings increased $75,450,000 to $429,472,000 in 1998 from $354,022,000 in 1997. The average rate paid on interest-bearing deposits rose to 4.16% in 1998 compared to 3.80% in the comparable year ago period.

Provision for Credit Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $844,000 up $73,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased $362,000 for the first quarter of 1998 when compared with the like 1997 period primarily as a result of increased fees from mortgage banking and deposit services.

Noninterest Expense

Noninterest expenses increased $214,000 for the first three months of 1998 when compared with the like 1997 period primarily due to increased personnel expenses incurred to support growing levels of business activity and continued investments in the business franchise.

Provision for Income Taxes

The increase in the provision for income taxes was principally due to higher pretax earnings partially offset by tax strategies implemented during 1997.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities along with other debt and equity securities. At March 31, 1998, the Company's portfolio of securities totalled $353,689,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 4.3 years amounted to $338,708,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $1,541,000 and $1,389,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $499,000 and gross unrealized losses of $274,000. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.

Loan Portfolio

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

      The Company's commercial and industrial loan portfolio represents approximately 71% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 16% of gross loans, is secured by mortgages on real property located principally in the City of New York and the State of Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 10% of gross loans. The collateral securing any loan may vary in value based on the success of the business and economic conditions.

      The following table sets forth the composition of the Company's loan portfolio.

                                                                       March 31,
                                                  --------------------------------------------------
                                                          1998                         1997
                                                  ----------------------      ----------------------
                                                                  ($ in thousands)
                                                                 % of                         % of
                                                  Balances       Gross         Balances       Gross
                                                  --------       -----         --------       -----
Domestic
  Commercial and industrial                       $383,150        70.9%        $331,006        72.0%
  Equipment lease financing                         52,142         9.7           42,009         9.1
  Real estate                                       87,906        16.3           70,628        15.3
  Installment - individuals                         16,277         3.0           15,443         3.4
Foreign
  Government and official institutions                 788         0.1              789         0.2
                                                  --------       -----         --------       -----
Gross loans                                        540,263       100.0%         459,875       100.0%
                                                                 =====                        =====
  Unearned discounts                                 8,593                        7,915
                                                  --------                     --------
Loans, net of unearned discounts                  $531,670                     $451,960
                                                  ========                     ========

Asset Quality

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

      The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 1998, the ratio of the allowance to loans, net of unearned discounts, was 1.6% and the allowance was $8,595,000. At such date, the Company's non-accrual loans amounted to $1,229,000; $710,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $200,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 1998. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $4,415,000 at March 31, 1998.

Deposits

The Company's principal source of funds continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).

      The following table provides certain information with respect to the Company's deposits:

                                                                       March 31,
                                                  --------------------------------------------------
                                                          1998                         1997
                                                  ----------------------      ----------------------
                                                                  ($ in thousands)
                                                                 % of                         % of
                                                  Balances      Total          Balances      Total
                                                  --------      -----          --------      -----
Domestic
  Demand                                          $233,849       35.1%         $220,643       38.2%
  NOW                                               63,798        9.6            29,120        5.0
  Savings                                           22,710        3.4            24,542        4.3
  Money Market                                     122,066       18.3           131,334       22.7
  Time deposits                                    220,681       33.2           168,942       29.3
                                                  --------      -----          --------      -----
     Total domestic deposits                       663,104       99.6           574,581       99.5
Foreign
  Time deposits                                      2,730        0.4             2,710        0.5
                                                  --------      -----          --------      -----
     Total deposits                               $665,834      100.0%         $577,291      100.0%
                                                  ========      =====          ========      =====

Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customer's balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 15.

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 17. In addition the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At March 31, 1998, the Company and the bank exceeded the requirements for "well capitalized" institutions.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended March 31,

                                                1998                                1997
                                    --------------------------------    --------------------------------
                                    Average                  Average    Average                  Average
ASSETS                              Balance     Interest      Rate      Balance     Interest      Rate
                                    -------     --------     -------    -------     --------     -------
Interest-bearing deposits
   with other banks                 $  2,658    $     75       5.12%    $  3,010    $     58       5.16%
Investment securities
   Available for sale [2]            122,086       1,878       6.20       76,956       1,317       6.71
   Held to maturity                  234,149       3,837       6.56      225,536       3,783       6.91
Federal funds sold                    10,171         139       5.45        5,544          74       5.42
Loans, net of unearned
   discounts [3]                     485,003      12,260      11.10      427,226      11,084      11.26
                                    --------    --------                --------    --------
        TOTAL INTEREST-EARNING
           ASSETS                    854,067      18,189       8.97      738,272      16,316       9.24
                                                --------     ------                 --------     ------

Cash and due from banks               41,304                              48,410
Allowance for credit losses           (8,999)                             (8,367)
Goodwill                              21,158                              21,158
Other assets                          20,979                              17,255
                                    --------                            --------

        TOTAL ASSETS                $928,509                            $816,728
                                    ========                            ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
 Domestic
   Savings                          $ 23,549    $    130       2.24     $ 25,501    $    135       2.16
   NOW                                53,563         374       2.83       31,177          86       1.12
   Money Market                      135,128       1,023       3.07      135,319       1,022       3.06
   Time                              214,506       2,842       5.37      159,315       2,042       5.20
 Foreign
   Time                                2,726          36       5.36        2,710          34       5.17
                                    --------    --------                --------    --------
      Total interest-bearing
          deposits                   429,472       4,405       4.16      354,022       3,319       3.80
                                    --------    --------                --------    --------

Borrowings
   Federal funds purchased and
     securities sold under
     agreements to repurchase         91,196       1,217       5.41       84,899       1,092       5.21
   Commercial paper                   28,146         361       5.20       26,521         331       5.06
   Other short-term debt              14,513         245       5.19        7,209         146       4.86
   Long-term debt                     16,306         204       5.08       20,670         331       6.50
                                    --------    --------                --------    --------
        Total borrowings             150,161       2,027       5.32      139,299       1,900       5.36
                                    --------    --------                --------    --------
        TOTAL INTEREST-BEARING
          LIABILITIES                579,633       6,432       4.46      493,321       5,219       4.24
                                                --------       ----                 --------       ----

Noninterest-bearing deposits         213,851                             200,987
Other liabilities                     42,162                              44,673
                                    --------                            --------
       Total liabilities             835,646                             738,981

Shareholders' equity                  92,863                              77,747
                                    --------                            --------
        TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY      $928,509                            $816,728
                                    ========                            ========

Net interest income/spread                      $ 11,757       4.51%                $ 11,097       5.00%
                                                ========       ====                 ========       ====

Net yield on interest-earning
   assets (margin)                                             5.77%                               6.26%
                                                               ====                                ====

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Dollars are presented in thousands.
[2] Interest on tax-exempt securities included herein is immaterial and is not presented on a tax equivalent basis.
[3] Non-accrual loans are included in the average balance, which reduces the average yields.

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                          Three Months Ended March 31,
                                  (000 omitted)

                                                 Increase/(Decrease)
                                                 Three Months Ended
                                               March 31, 1998 and 1997
                                             -----------------------------
                                              Volume     Rate      Net[1]
                                             -------    -------    -------
INTEREST INCOME
Interest-bearing deposits with other banks   $    17    $    --    $    17
                                             -------    -------    -------

Investment securities
   Available for sale [2]                        695       (134)       561
   Held to maturity                              139        (85)        54
                                             -------    -------    -------
     Total                                       834       (219)       615
                                             -------    -------    -------


Federal funds sold                                65         --         65
                                             -------    -------    -------

Loans, net of unearned discounts [3]           1,369       (193)     1,176
                                             -------    -------    -------
TOTAL INTEREST INCOME                        $ 2,285    $  (412)   $ 1,873
                                             =======    =======    =======

INTEREST EXPENSE
Interest-bearing deposits
 Domestic
   Savings                                   $   (10)   $     5    $    (5)
   NOW                                            93        195        288
   Money Market                                   (1)         2          1
   Time                                          731         69        800
 Foreign
   Time                                           --          2          2
                                             -------    -------    -------
   Total                                         813        273      1,086
                                             -------    -------    -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase           84         41        125
   Commercial paper                               21          9         30
   Other short-term debt                          93          6         99
   Long-term debt                                (63)       (64)      (127)
                                             -------    -------    -------
     Total                                       135         (8)       127
                                             -------    -------    -------

TOTAL INTEREST EXPENSE                       $   948    $   265    $ 1,213
                                             =======    =======    =======

NET INTEREST INCOME                          $ 1,337    $  (677)   $   660
                                             =======    =======    =======

[1] The change in interest income and interest expense due to both rate and volume has been allocated to change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]  Includes Federal Reserve Bank and other stock investments.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios

Ratios and Minimums
(Dollars in thousands)
                                                                           For Capital          To Be Well
                                                       Actual            Adequacy Minimum       Capitalized
                                                  ----------------      ----------------     -----------------
As of March 31, 1998                               Amount    Ratio       Amount    Ratio      Amount     Ratio
---------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
  The Company                                     $80,983    13.59%     $47,655    8.00%      $59,569    10.00%
  The Bank                                         63,899    11.41       44,802    8.00        56,003    10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                      73,523    12.34       23,828    4.00        35,741     6.00
  The Bank                                         57,552    10.28       22,401    4.00        33,602     6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                      73,523     8.10       36,294    4.00        45,368     5.00
  The Bank                                         57,552     6.60       34,895    4.00        43,618     5.00

As of December 31, 1997
---------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
  The Company                                     $79,698    11.82%     $53,935    8.00%      $67,419    10.00%
  The Bank                                         61,521     9.64       51,038    8.00        63,798    10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                      71,268    10.57       26,968    4.00        40,451     6.00
  The Bank                                         55,028     8.63       25,519    4.00        38,279     6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                      71,268     8.31       34,320    4.00        42,900     5.00
  The Bank                                         55,028     6.66       33,032    4.00        41,290     5.00

ASSET/LIABILITY MANAGEMENT

The Company's primary earnings source is net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of market risk, liquidity risk, capital and asset quality. The Company's net interest income is affected by changes in market interest rates and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.

      The Company takes a coordinated approach to the management of market risk, liquidity and capital. This risk management process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee ("ALCO"). ALCO, which is comprised of members of senior management and the Board, meets to review among other things, economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and off-balance sheet financial instruments.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Company's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices.

      Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its on - and off - balance sheet positions by examining its near-term sensitivity and its longer term gap position. In its management of interest rate risk, the Company utilizes several tools including traditional gap analysis and sophisticated income simulation models.

      A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest-rate sensitive assets exceed interest-rate sensitive liabilities generally will result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on an institution's net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer term structure of the balance sheet.

      The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at March 31, 1998, presented on page 21, reveals that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors based on recommendations of the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis.

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

      At March 31, 1998, the Company's off-balance sheet financial instruments consisted of three interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $50 million and a final maturity of February 27, 2000, another contract with a notional amount of $25 million and a final maturity of October 10, 1999, another contract with a notional amount of $25 million and a final maturity of February 9, 2001 and another contract with a notional amount of $25 million and a final maturity of May 1, 2001. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At March 31, 1998, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

      The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up front premiums of $878,750 which are amortized monthly against interest income from the designated assets. At March 31, 1998, the unamortized premiums on these contracts totaled $464,000 and are included in other assets. At March 31, 1998, $15,000 was receivable under these contracts.

      The Company utilizes income simulation models to complement its traditional gap analysis. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company's net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposits costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.

      The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on it's liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. The following table reflects the estimated exposure of the Company's net interest income for the next twelve months, assuming a parallel and pro rata shift in interest rates.

                                 Rate Change      Estimated Impact on
                                (Basis Points)    Net Interest Income
                                --------------    -------------------
                                                      $         %
                                                  ---------    ---
                                   +200           1,255,000    2.6
                                   -200          (2,775,000)  (3.1)

 The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including: yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.


Liquidity Risk

Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed at both the parent company and the bank levels. Liquid assets consist of cash and due from banks, interests-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital markets funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank have significant unused borrowing capacity. Contingency plans exist and could be implemented on timely basis to minimize the impact of any dramatic change in market conditions.

      While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash equivalents throughout its history.

      Various legal restrictions limit the extent to which the Bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.

      At March 31, 1998, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $28,368,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $48,578,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

      While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

                        STERLING BANCORP AND SUBSIDIARIES
                            Interest Rate Sensitivity

To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are placed in a time of the earliest repricing period. Based on the analysis shown below, the Company's net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates. Amounts are presented in thousands.

                                                             Repricing Date
                                 ------------------------------------------------------------------------
                                             More than                               Non
                                  3 months    3 months     1 year to      Over       Rate
                                  or less    to 1 year     5 years      5 years    sensitive       Total
                                 ---------   ---------    ---------    ---------   ---------    ---------
ASSETS
   Interest-bearing deposits
      with other banks           $   1,300   $      --    $      --    $      --   $      --    $   1,300
   Investment securities            19,994      15,637       17,211      294,052       6,795      353,689
   Loans, net of unearned
    discounts                      399,858      21,468       71,421       47,515      (8,592)     531,670
   Noninterest-earning assets
    and allowance for
     credit losses                      --          --           --           --      79,143       79,143
                                 ---------   ---------    ---------    ---------   ---------    ---------

      Total Assets                 421,152      37,105       88,632      341,567      77,346      965,802
                                 ---------   ---------    ---------    ---------   ---------    ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits
     Savings [1]                        --          --       22,710           --          --       22,710
     NOW [1]                            --          --       63,798           --          --       63,798
     Money market [1]               98,892          --       23,174           --          --      122,066
     Time - domestic               132,449      68,494       19,738           --          --      220,681
          - foreign                  1,000       1,730           --           --          --        2,730
  Federal funds purchased &
     securities sold u/a/r          63,161      10,200           --           --          --       73,361
  Commercial paper                  28,118          --           --           --          --       28,118
  Other short-term borrowings        2,536      12,500           --           --          --       15,036
   Long-term borrowings - FHLB          --      20,000       21,750           --          --       41,750
   Noninterest-bearing
    liabilities and share-
     holders' equity                    --          --           --           --     375,552      375,552
                                 ---------   ---------    ---------    ---------   ---------    ---------

       Total Liabilities and
         Shareholders' Equity      326,156     112,924      151,170           --     375,552      965,802
                                 ---------   ---------    ---------    ---------   ---------    ---------

Net Interest Rate
     Sensitivity Gap             $  94,996   $ (75,819)   $ (62,538)   $ 341,567   $(298,206)   $      --
                                 =========   =========    =========    =========   =========    =========

Cumulative Gap at
     March 31, 1998              $  94,996   $  19,177    $ (43,361)   $ 298,206   $      --    $      --
                                 =========   =========    =========    =========   =========    =========

Cumulative Gap at
     March 31, 1997              $  29,607   $  17,375    $  (1,696)   $ 275,562   $      --    $      --
                                 =========   =========    =========    =========   =========    =========

Cumulative Gap at
     December 31, 1997           $ 158,116   $  97,742    $  60,343    $ 377,414   $      --    $      --
                                 =========   =========    =========    =========   =========    =========

[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based in management's historical repricing practices and runoff experience.

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

                                             STERLING BANCORP
                                             .............................
                                                  (Registrant)




Date      5/14/98                      /s/   Louis J. Cappelli
    ------------------------                 ---------------------------------
                                             Louis J. Cappelli
                                             Chairman and
                                             Chief Executive Officer



Date      5/14/98                      /s/   John W. Tietjen
    ------------------------                 ---------------------------------
                                             John W. Tietjen
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  Exhibit Index


                                       Incorporated                   Sequential
   Exhibit                               Herein By        Filed          Page
    Number      Description            Reference To      Herewith         No.
    ------      -----------            ------------      --------         ---

     11         Computation of                              X             24
                Per Share Earnings

     27         Financial Data                              X             25
                Schedule