Form 10-Q
period 1998-06-30
STERLING BANCORP
filed 1998-08-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to _________________


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


    As of June 30, 1998 there were 8,259,191 shares of common stock, $1.00 par value, outstanding.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                                           Page
        Item 1. Financial Statements (Unaudited)

               Consolidated Financial Statements                                                         3
               Notes to Consolidated Financial Statements                                                8

        Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

               Business                                                                                 10
               Results for the Three Months                                                             10
               Results for the Six Months                                                               12
               Balance Sheet Analysis                                                                   14
               Capital                                                                                  17
               Average Balance Sheets                                                                   18
               Rate/Volume Analysis                                                                     20
               Regulatory Capital and Ratios                                                            22

        Item 3. Quantitative and Qualitative Disclosures About
                       Market Risk

               Asset/Liability Management                                                               23
               Interest Rate Sensitivity                                                                26

PART II OTHER INFORMATION


        Item 4. Submission of Matter to a
                      Vote of Security-Holders                                                          27

        Item 6. Exhibits and Reports on Form 8-K                                                        28



SIGNATURES                                                                                              28

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                        June 30,            December 31,
ASSETS                                                                    1998                   1997
                                                                          ----                   ----
Cash and due from banks                                             $   52,082,079        $   40,065,863
Interest-bearing deposits with other banks                                 315,000             3,010,000
Investment securities
   Available for sale (at estimated market value)                      119,584,844           148,921,006
   Held to maturity (estimated market value
     $210,096,638 and $236,009,925, respectively)                      209,916,399           236,030,004
                                                                    --------------        --------------
            Total investment securities                                329,501,243           384,951,010
                                                                    --------------        --------------

Loans, net of unearned discounts                                       546,330,332           558,481,845
Less allowance for credit losses                                         8,825,911             8,677,610
                                                                    --------------        --------------
            Loans, net                                                 537,504,421           549,804,235
                                                                    --------------        --------------
Customers' liability under acceptances                                   1,365,801             1,125,654
Excess cost over equity in net assets of the
   banking subsidiary                                                   21,158,440            21,158,440
Premises and equipment, net                                              6,898,592             7,330,062
Accrued interest receivable                                              3,737,692             4,147,008
Other assets                                                             8,366,918             8,387,386
                                                                    --------------        --------------
                                                                    $  960,930,186        $1,019,979,658
                                                                    ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                     $  253,472,704        $  312,461,489
   Interest-bearing deposits                                           402,459,838           418,946,491
                                                                    --------------        --------------
            Total deposits                                             655,932 542           731,407,980
Federal funds purchased and securities
   sold under agreements to repurchase                                  68,384,115           106,752,546
Commercial paper                                                        36,648,100            24,070,600
Other short-term borrowings                                             20,551,068            19,891,252
Acceptances outstanding                                                  1,365,801             1,125,654
Due to factoring clients                                                30,027,652            30,798,610
Accrued expenses and other liabilities                                   8,932,886            11,560,450
                                                                    --------------        --------------
                                                                       821,842,164           925,607,092
Long-term debt - FHLB                                                   41,400,000             1,750,000
                                                                    --------------        --------------
            Total liabilities                                          863,242,164           927,357,092
                                                                    --------------        --------------

Commitments and contingent liabilities


Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares
      Series B ($20 liquidation value), issued 1,230 shares                 24,600                24,600
      Series D ($10 liquidation value), issued 243,929 and
        246,213 shares, respectively                                     2,439,290             2,462,130
                                                                    --------------        --------------
                                                                         2,463,890             2,486,730


   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued 8,303,784 and 8,262,500 shares, respectively                8,303,784             8,262,500
   Capital surplus                                                      45,242,940            44,775,759
   Retained earnings                                                    43,961,444            39,590,806
   Accumulated other comprehensive income, net of tax
      Net unrealized appreciation on securities
          available for sale                                               246,151               197,374
                                                                    --------------        --------------
                                                                       100,218,209            95,313,169
   Less
      Common shares in treasury at cost,
       44,593 shares                                                       441,257               441,257
      Unearned compensation                                              2,088,930             2,249,346
                                                                    --------------        --------------
            Total shareholders' equity                                  97,688,022            92,622,566
                                                                    --------------        --------------
                                                                    $  960,930,186        $1,019,979,658
                                                                    ==============        ==============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                               June 30,
                                                       1998               1997               1998               1997
                                                       ----               ----               ----               ----
INTEREST INCOME
   Loans                                           $12,661,785        $11,406,455        $24,921,704        $22,489,977
   Investment securities:
      Available for sale                             1,920,525          1,083,128          3,798,660          2,400,645
      Held to maturity                               3,241,675          4,000,246          7,078,801          7,783,102
   Federal funds sold                                  217,946             15,628            356,585             89,741
   Deposits with other banks                            30,732             64,821            105,403            123,128
                                                   -----------        -----------        -----------        -----------
            Total interest income                   18,072,663         16,570,278         36,261,153         32,886,593
                                                   -----------        -----------        -----------        -----------

INTEREST EXPENSE
   Deposits                                          4,166,160          3,501,499          8,570,887          6,820,229
   Federal funds purchased
      and securities sold under agreements
      to repurchase                                    869,540          1,258,601          2,086,989          2,350,677
   Commercial paper                                    387,785            314,769            748,816            645,462
   Other short-term borrowings                         252,646            159,510            497,078            305,579
   Long-term debt                                      525,746            284,638            730,010            615,984
                                                   -----------        -----------        -----------        -----------
            Total interest expense                   6,201,877          5,519,017         12,633,780         10,737,931
                                                   -----------        -----------        -----------        -----------
Net interest income                                 11,870,786         11,051,261         23,627,373         22,148,662
Provision for credit losses                          1,267,333            610,000          2,111,333          1,381,000
                                                   -----------        -----------        -----------        -----------
Net interest income after provision
   for credit losses                                10,603,453         10,441,261         21,516,040         20,767,662
                                                   -----------        -----------        -----------        -----------

NONINTEREST INCOME
   Factoring income                                  1,277,325          1,005,938          2,310,977          2,096,138
   Mortgage banking income                           1,014,288            835,991          1,848,115          1,528,689
   Service charges on deposit accounts                 750,364            474,794          1,424,952            984,714
   Letter of credit commissions                        388,916            359,980            660,618            600,059
   Trust fees                                          237,793             30,221            427,288            223,168
   Other income                                        507,615            314,923            979,676            702,468
                                                   -----------        -----------        -----------        -----------
            Total noninterest income                 4,176,301          3,021,847          7,651,626          6,135,236
                                                   -----------        -----------        -----------        -----------

NONINTEREST EXPENSES
   Salaries                                          4,607,415          4,144,517          9,015,079          8,288,115
   Employee benefits                                   970,318            926,715          1,976,663          1,814,332
                                                   -----------        -----------        -----------        -----------
            Total personnel expenses                 5,577,733          5,071,232         10,991,742         10,102,447
   Occupancy expense, net                              796,586            742,864          1,589,384          1,475,643
   Equipment expense                                   631,267            535,702          1,221,898          1,101,093
   Other expenses                                    2,428,667          2,327,142          4,750,896          4,903,812
                                                   -----------        -----------        -----------        -----------
            Total noninterest expenses               9,434,253          8,676,940         18,553,920         17,582,995
                                                   -----------        -----------        -----------        -----------
Income before income taxes                           5,345,501          4,786,168         10,613,746          9,319,903
Provision for income taxes                           2,232,029          2,153,052          4,497,309          4,224,311
                                                   -----------        -----------        -----------        -----------

Net income                                         $ 3,113,472        $ 2,633,116        $ 6,116,437        $ 5,095,592
                                                   ===========        ===========        ===========        ===========

Average number of common shares outstanding
   Basic                                             8,279,458          7,791,977          8,253,079          7,758,583
   Diluted                                           8,691,472          8,611,812          8,629,857          8,577,852
Per average common share
   Basic                                                  $.37               $.33               $.74               $.65
   Diluted                                                 .36                .31                .71                .61
Dividends per common share                                 .11                .09                .21                .18

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income









                                                    Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                                   1998              1997                1998               1997
                                                   ----              ----                ----               ----
Net income                                     $ 3,113,472        $ 2,633,116        $ 6,116,437        $ 5,095,592

Other comprehensive income, net of tax:
      Unrealized holding gains/(losses)
       arising during the period                   124,704            170,636             48,777            (65,280)
                                               -----------        -----------        -----------        -----------


Comprehensive income                           $ 3,238,176        $ 2,803,752        $ 6,165,214        $ 5,030,312
                                               ===========        ===========        ===========        ===========


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity


                                                            Six Months Ended
                                                                June 30,
                                                        1998                 1997
                                                        ----                 ----
PREFERRED STOCK
   Balance at January 1                             $  2,486,730         $  2,506,600
   Conversions of Series D shares                        (22,840)             (17,300)
                                                    ------------         ------------
   Balance at June 30                               $  2,463,890         $  2,489,300
                                                    ============         ============

COMMON STOCK
   Balance at January 1                             $  8,262,500         $  7,725,533
   Conversions of subordinated debentures                     --              133,920
   Conversions of preferred shares
      into common shares                                   2,284                1,730
   Options exercised                                      39,000                5,500
                                                    ------------         ------------
   Balance at June 30                               $  8,303,784         $  7,866,683
                                                    ============         ============

CAPITAL SURPLUS
   Balance at January 1                             $ 44,775,759         $ 38,619,434
   Conversions of subordinated debentures                     --            1,540,080
   Conversions of preferred shares
      into common shares                                  20,556               15,570
   Options exercised                                     446,625               54,250
                                                    ------------         ------------
   Balance at June 30                               $ 45,242,940         $ 40,229,334
                                                    ============         ============

RETAINED EARNINGS
   Balance at January 1                             $ 39,590,806         $ 31,648,806
   Net income                                          6,116,437            5,095,592
   Cash dividends paid - common shares                (1,718,753)          (1,386,117)
                        - preferred shares               (27,046)             (21,489)
                                                    ------------         ------------
   Balance at June 30                               $ 43,961,444         $ 35,336,792
                                                    ============         ============

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at January 1                             $    197,374         $     90,001
                                                    ------------         ------------
   Unrealized holding gains/(losses) arising
      during the period:
        Before tax                                        90,161             (121,886)
        Tax benefit                                       41,384               56,606
                                                    ------------         ------------
           Net of tax                                     48,777              (65,280)
                                                    ------------         ------------
   Balance at June 30                               $    246,151         $     24,721
                                                    ============         ============

TREASURY STOCK
   Balance at January 1 and June 30                 $   (441,257)        $   (418,959)
                                                    ============         ============


UNEARNED COMPENSATION
   Balance at January 1                             $ (2,249,346)        $ (2,993,980)
   Amortization of unearned compensation                 160,416              196,824
                                                    ------------         ------------
   Balance at June 30                               $ (2,088,930)        $ (2,797,156)
                                                    ============         ============

TOTAL SHAREHOLDERS' EQUITY
   Balance at January 1                             $ 92,622,566         $ 77,177,435
   Net changes during the period                       5,065,456            5,553,280
                                                    ------------         ------------
   Balance at June 30                               $ 97,688,022         $ 82,730,715
                                                    ============         ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            1998                  1997
                                                                            ----                  ----
OPERATING ACTIVITIES
  Net income                                                           $   6,116,437         $   5,095,592
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                        2,111,333             1,381,000
        Depreciation and amortization of premises and equipment              737,378               581,341
        Deferred income tax (provision)                                     (127,946)             (183,706)
        Net change in loans held for sale                                 (3,862,571)           (2,018,020)
        Amortization of unearned compensation                                160,416               196,824
        Amortization of premiums on securities                             1,075,253               656,936
        Accretion of discounts on securities                                (290,324)              (75,907)
        Decrease in accrued interest receivable                              409,316               500,814
        Decrease in due to factored clients                                 (770,958)           12,994,222
        Decrease in other liabilities                                     (2,627,564)           (2,626,803)
        Other, net                                                        (1,855,999)           (1,912,711)
                                                                       -------------         -------------

              Net cash provided by operating activities                    1,074,771            14,589,582
                                                                       -------------         -------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                                        (305,908)           (2,294,346)
   Net decrease in interest-bearing deposits
      with other banks                                                     2,695,000                    --
   Net decrease in Federal funds sold                                             --             3,000,000
   Net decrease in loans                                                  16,014,084             1,882,322
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                    35,015,256            16,862,986
   Purchases of securities - held to maturity                             (9,794,814)          (31,850,173)
   Purchases of securities - available for sale                         (214,745,892)           (5,452,844)
   Proceeds from prepayments, redemptions or maturities
      of securities - available for sale                                 244,280,446            27,838,649
                                                                       -------------         -------------
              Net cash provided by investing activities                   73,158,172             9,986,594
                                                                       -------------         -------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                          (58,988,785)          (11,695,472)
   Net (decrease)increase in interest-bearing deposits                   (16,486,653)              415,431
   Net (decrease)increase in Federal funds purchased and
      securities sold under agreements to repurchase                     (38,368,431)            4,500,154
   Net increase(decrease) in commercial paper
      and other short-term borrowings                                     13,237,316           (29,990,919)
   Increase(Decrease) in other long-term debt                             39,650,000              (250,000)
   Proceeds from exercise of stock options                                   485,625                59,750
   Cash dividends paid on common and preferred stock                      (1,745,799)           (1,407,395)
                                                                       -------------         -------------
              Net cash used in financing activities                      (62,216,727)          (38,368,451)
                                                                       -------------         -------------
Net increase (decrease) in cash and due from banks                        12,016,216           (13,792,275)
Cash and due from banks - beginning of period                             40,065,863            54,512,462
                                                                       -------------         -------------
Cash and due from banks - end of period                                $  52,082,079         $  40,720,187
                                                                       =============         =============

Supplemental schedule of non-cash financing activities:
   Debenture and preferred stock conversions                           $      22,840         $   1,673,782
Supplemental disclosure of cash flow information:
   Interest paid                                                       $  12,992,642         $  12,375,149
   Income taxes paid                                                       3,868,832             1,630,749

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


   1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the Bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1997 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

   2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

   3. The Company's outstanding Preferred Shares as of June 30, 1998 comprise 1,230 Series B shares (of 4,389 Series B shares authorized) and 244,691 Series D shares (of 300,000 Series D shares authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise. Each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

   6. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to shareholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 supersedes "Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business," and amends Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company for its fiscal year ending December 31, 1998.

   7. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. SFAS 132 provides information that assists users in
              (a) evaluating the employer's obligations under pension and other postretirement plans and the effects on the employer's prospects for future cash flows, (b) analyzing the quality of currently reported net income, and (c) estimating future reported net income. SFAS 132 addresses disclosure only. SFAS 132 is effective for fiscal years beginning after December 15, 1997, and, as appropriate, will be adopted in the financial statements of the Company for the year ended December 31, 1998.

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

         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At June 30,1998, the Bank's year-to-date average earning assets (of which loans were 55% and investment securities were 43%) represented approximately 96% of the Company's year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


            Results for the three months ended June 30, 1998 and 1997

OVERVIEW

The Company reported net income for the three months ended June 30,1998 of $3.1 million, representing $0.36 per share, calculated on a diluted basis, compared to $2.6 million, or $0.31 per share calculated on a diluted basis, for the like period in 1997. This increase reflects continued growth in both net interest income and noninterest income as explained below.

         Net interest income increased to $11.9 million for the second quarter of 1998 compared with $11.1 million for the same period in 1997, principally due to higher average earning asset outstandings. The net interest margin was 5.83% for the three months ended June 30, 1998 compared to 6.18% for the like 1997 period. This decrease was due to a decrease in average yield on earning assets of 44 basis points partially offset by a 6 basis point decrease in the average cost of funds.

         Noninterest income rose to $4.2 million for the three months ended June 30,1998 compared to $3.0 million for the like 1997 period principally due to continued growth in fees from mortgage banking, factoring, trust and deposit services.



INCOME STATEMENT ANALYSIS

Net Interest Income
Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) for the components of quarterly interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 20. Information as to the components of interest income and interest expense and average rates for the quarter is provided in the Average Balance Sheets shown on page 18.

         Net interest income for the three months ended June 30,1998 increased $820,000 to $11,871,000 from $11,051,000 for the comparable period in 1997.

         Total interest income aggregated $18,072,000 up $1,501,000 for the second quarter of 1998 as compared to $16,571,000 for the same period of 1997. The yield on interest-earning assets was 8.87% for the three months ended June 30, 1998 compared with 9.31% for the comparable period in 1997. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loan outstandings as a percentage of total assets. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

         Interest earned on the loan portfolio for the three months ended June 30, 1998 amounted to $12,662,000 up $1,255,000 when compared to the like 1997 period. Average loan balances amounted to $495,613,000 up $64,860,000 from an average of $430,753,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing, mortgage and in the short-term money market component of commercial and industrial loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 11.08% for the three months ended June 30,1998 from 11.34% for the comparable 1997 period was attributable to a greater proportion of short-term, lower-yielding loans within the portfolio.

         Interest earned on investment securities increased $79,000 to $5,162,000 in the second quarter of 1998 principally due to higher average outstandings partially offset by lower yields due to a flattening of the U.S. Treasury yield curve.

         Interest expense increased $683,000 to $6,202,000 for the second quarter of 1998 from $5,519,000 for the comparable period in 1997. The increase in interest expense was due to higher average funds employed and higher average rates paid for interest-bearing deposits.

         Interest expense on interest-bearing deposits increased $664,000 for the three months ended June 30,1998 to $4,166,000 from $3,502,000 for the comparable 1997 period due to increases in average outstandings and the cost of funds. Average outstandings increased $60,590,000 to $417,257,000 in 1998 from $356,667,000 in 1997. The average rate paid on interest-bearing deposits rose to 4.00% in 1998 compared to 3.94% in the comparable year ago period.

Provision for Credit Losses
Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $1,267,000 up $657,000 when compared to the same period last year.

Noninterest Income
Noninterest income increased $1,154,000 for the second quarter of 1998 when compared with the like 1997 period primarily as a result of increased fees from mortgage banking, factoring, trust and deposit services.

Noninterest Expense
Noninterest expenses increased $757,000 for the second quarter of 1998 when compared with the like 1997 period primarily due to increased personnel expenses incurred to support growing levels of business activity and continued investments in the business franchise.

Provision for Income Taxes
The increase in the provision for income taxes was principally due to higher pretax earnings partially offset by tax strategies implemented during 1997.


             Results for the six months ended June 30, 1998 and 1997

OVERVIEW

The Company reported net income for the six months ended June 30,1998 of $6.1 million, representing $0.71 per share, calculated on a diluted basis, compared to $5.1 million, or $0.61 per share calculated on a diluted basis, for the like period in 1997. This increase reflects continued growth in both net interest income and noninterest income as explained below.

         Net interest income increased to $23.6 million for the first six months of 1998 compared with $22.1 million for the same period in 1997, principally due to higher average earning asset outstandings. The net interest margin was 5.83% for the first six months of 1998 compared to 6.25% for the like 1997 period. This decrease was due to a decrease in average yield on earning assets of 35 basis points and a 8 basis point increase in the average cost of funds.

         Noninterest income rose to $7.7 million for the six months ended June 30,1998 compared to $6.1 million for the like 1997 period principally due to continued growth in fees from mortgage banking, factoring, trust and deposit services.

INCOME STATEMENT ANALYSIS

Net Interest Income
Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) for the components of interest income and interest expense for the first six months, expressed in terms of fluctuation in average volume and rate are shown on page
21. Information as to the components of interest income and interest expense and average rates for the first six months is provided in the Average Balance Sheets shown on page 19.

         Net interest income for the six months ended June 30,1998 increased $1,478,000 to $23,627,000 from $22,149,000 for the comparable period in 1997.

         Total interest income aggregated $36,261,000 up $3,374,000 for the first half of 1998 as compared to $32,887,000 for the same period of 1997. The yield on interest-earning assets was 8.96% for the first six months of 1998 compared with 9.31% for the comparable period in 1997. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loan outstandings as a percentage of total assets. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

         Interest earned on the loan portfolio amounted to $24,922,000 up $2,432,000 when compared to a year ago. Average loan balances amounted to $490,337,000 up $61,338,000 from an average of $428,999,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing, mortgage and in the short-term money market component of commercial and industrial loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 11.15% for the six months ended June 30,1998 from 11.37% for the comparable 1997 period was attributable to a greater proportion of short-term, lower-yielding loans within the portfolio.

         Interest earned on investment securities increased $693,000 to $10,877,000 in 1998 principally due to higher average outstandings partially offset by lower yields due to a flattening of the U.S. Treasury yield curve.

         Interest expense increased $1,896,000 to $12,634,000 for the first six months of 1998 from $10,738,000 for the comparable period in 1997. The increase in interest expense was due to higher average funds employed and higher average rates paid for interest-bearing deposits.

         Interest expense on interest-bearing deposits increased $1,751,000 for the six months ended June 30,1998 to $8,571,000 from $6,820,000 for the comparable 1997 period due to increases in average outstandings and the cost of funds. Average outstandings increased $67,983,000 to $423,336,000 in 1998 from $355,353,000 in 1997. The average rate paid on interest-bearing deposits rose to 4.08% in 1998 compared to 3.87% in the comparable year ago period.

Provision for Credit Losses
Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $2,111,000 up $730,000 when compared to the same period last year.

Noninterest Income
Noninterest income increased $1,517,000 for the first six months of 1998 when compared with the like 1997 period primarily as a result of increased fees from mortgage banking, factoring, trust and deposit services.

Noninterest Expense
Noninterest expenses increased $971,000 for the second quarter of 1998 when compared with the like 1997 period primarily due to increased personnel expenses incurred to support growing levels of business activity and continued investments in the business franchise.

Provision for Income Taxes
The increase in the provision for income taxes was principally due to higher pretax earnings partially offset by tax strategies implemented during 1997.


BALANCE SHEET ANALYSIS

Securities
The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities along with other debt and equity securities. At June 30, 1998, the Company's portfolio of securities totalled $329,501,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 4 years amounted to $308,633,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $1,367,000 and $1,187,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $620,000 and gross unrealized losses of $182,000. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


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

         The Company's commercial and industrial loan portfolio represents approximately 72% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 15% of gross loans, is secured by mortgages on real property located principally in the City of New York and the State of Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 10% of gross loans. The collateral securing any loan may vary in value based on the success of the business and economic conditions.

         The following table sets forth the composition of the Company's loan portfolio:

                                                                                    June 30,
                                                                      1998                           1997
                                                                      ----                           ----
                                                                              ($ in thousands)
                                                                             % of                          % of
                                                            Balances        Gross          Balances        Gross
                                                            --------        -----          --------        -----
Domestic
  Commercial and industrial                                 $397,404         71.6%         $344,939         72.6%
  Equipment lease financing                                   54,110          9.8            42,932          9.1
  Real estate                                                 85,703         15.4            70,395         14.8
  Installment - individuals                                   17,060          3.1            15,822          3.3
Foreign
  Government and official institutions                           788          0.1               789          0.2
                                                            --------        -----          --------        -----
Gross loans                                                  555,065        100.0%          474,877        100.0%
                                                                            =====                          =====
  Unearned discounts                                           8,735                          7,781
                                                            --------                       --------

Loans, net of unearned discounts                            $546,330                       $467,096
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

        The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30,1998, the ratio of the allowance to loans, net of unearned discounts, was 1.6% and the allowance was $8,826,000. At such date, the Company's non-accrual loans amounted to $1,031,000; $617,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $250,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30,1998. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $72,000 at June 30,1998.


Deposits
The Company's principal source of funds continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).
        The following table provides certain information with respect to the Company's deposits:


                                                                              June 30,
                                                              1998                               1997
                                                              ----                               ----
                                                                         ($ in thousands)
                                                                      % of                               % of
                                                    Balances         Total             Balances         Total
                                                    --------         -----             --------         -----
Domestic
  Demand                                            $253,473          38.6%            $218,281          38.8%
  NOW                                                 69,085          10.5               33,412           5.9
  Savings                                             23,480           3.6               23,534           4.2
  Money Market                                       134,100          20.4              113,450          20.1
  Time deposits                                      173,065          26.5              171,755          30.5
                                                    --------         -----             --------         -----

      Total domestic deposits                        653,203          99.6              560,432          99.5
Foreign
  Time deposits                                        2,730           0.4                2,710           0.5
                                                    --------         -----             --------         -----

      Total deposits                                $655,933         100.0%            $563,142         100.0%
                                                    ========         =====             ========         =====


        Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customers' balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 18 and 19.

CAPITAL

The Company and the Bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the Bank's risk- based capital is presented on page 22. In addition the Company and The Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At June 30,1998, the Company and the Bank exceeded the requirements for "well capitalized" institutions.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Three Months Ended June 30,

                                                          1998                                         1997
                                            Average                        Average      Average                        Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------        ------
Interest-bearing deposits
   with other banks                         $    830       $     31          5.17%      $  4,077       $     65          5.21%
Investment securities
   Available for sale [2]                    122,954          1,920          6.25         65,368          1,083          6.64
   Held to maturity                          221,078          3,242          6.08        237,168          4,000          6.75
Federal funds sold                            15,786            218          5.46          1,132             16          5.46
Loans, net of unearned discounts
   Domestic [3]                              494,825         12,648         11.08        429,964         11,394         11.34
   Foreign                                       788             13          6.70            789             13          6.46
                                            --------       --------                     --------        -------
         TOTAL INTEREST-EARNING
            ASSETS                           856,261         18,072          8.87        738,498         16,571          9.31
                                                           --------        -------                     --------        ------

Cash and due from banks                       43,699                                      47,005
Allowance for credit losses                   (8,754)                                     (8,108)
Goodwill                                      21,158                                      21,158
Other assets                                  22,206                                      20,880
                                            --------                                    --------

         TOTAL ASSETS                       $934,570                                    $819,433
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing deposits
   Domestic
      Savings                               $ 23,684            132          2.24       $ 24,548            133          2.17
      NOW                                     65,534            472          2.89         30,932            113          1.46
      Money Market                           140,129          1,130          3.23        125,518            983          3.14
      Time                                   185,180          2,395          5.19        171,947          2,223          5.18
   Foreign
      Time                                     2,730             37          5.43          3,722             50          5.41
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          417,257          4,166          4.00        356,667          3,502          3.94

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                67,597            869          5.14         92,891          1,258          5.43
   Commercial paper                           30,269            388          5.14         23,596            315          5.35
   Other short-term debt                      15,836            253          5.25          7,455            159          5.28
   Long-term debt                             41,512            526          5.08         20,027            285          5.70
                                            --------       --------                     --------       --------

         TOTAL INTEREST-BEARING
           LIABILITIES                       572,471          6,202          4.31        500,636          5,519          4.37
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 222,841                                     195,492
Other liabilities                             43,785                                      43,395
                                            --------                                    --------
       Total liabilities                     839,097                                     739,523

Shareholders' equity                          95,473                                      79,910
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $934,570                                    $819,433
                                            ========                                    ========

Net interest income/spread                                 $ 11,870          4.56%                     $ 11,052          4.94%
                                                           ========          ====                      ========          ====

Net yield on interest-earning
   assets (margin)                                                           5.83%                                       6.18%
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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                            Six Months Ended June 30,

                                                            1998                                         1997
                                            Average                        Average      Average                         Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest          Rate
                                            --------       --------       --------      --------       --------         ------
Interest-bearing deposits
   with other banks                         $ 1,742        $    105          5.13%      $  3,546       $    123          5.39%
Investment securities
   Available for sale [2]                    122,522          3,798          6.22         71,131          2,401          6.78
   Held to maturity                          227,577          7,079          6.33        231,384          7,783          6.73
Federal funds sold                            12,994            357          5.46          3,326             90          5.37
Loans, net of unearned discounts
   Domestic [3]                              489,548         24,895         11.15        428,210         22,464         11.37
   Foreign                                       789             27          6.78            789             26          6.55
                                            --------       --------                     --------       --------
         TOTAL INTEREST-EARNING
            ASSETS                           855,172         36,261          8.96        738,386         32,887          9.31
                                                           --------        ------                      --------        ------

Cash and due from banks                       42,508                                      47,703
Allowance for credit losses                   (8,876)                                     (8,237)
Goodwill                                      21,158                                      21,158
Other assets                                  21,597                                      19,034
                                            --------                                    --------

         TOTAL ASSETS                       $931,559                                    $818,044
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing deposits
   Domestic
      Savings                               $ 23,617            262          2.24       $ 25,022            269          2.16
      NOW                                     59,581            847          2.87         31,054            198          1.29
      Money Market                           137,642          2,152          3.15        130,392          2,005          3.10
      Time                                   199,768          5,237          5.29        165,666          4,263          5.19
   Foreign
      Time                                     2,728             73          5.39          3,219             85          5.31
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          423,336          8,571          4.08        355,353          6,820          3.87

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                79,329          2,087          5.30         88,917          2,351          5.33
   Commercial paper                           29,213            749          5.17         25,051            645          5.20
   Other short-term debt                      15,179            497          5.22          7,626            306          4.88
   Long-term debt                             28,978            730          5.08         20,346            616          6.11
                                            --------       --------                     --------       --------

         TOTAL INTEREST-BEARING
           LIABILITIES                       576,035         12,634          4.39        497,293         10,738          4.31
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 218,368                                     198,181
Other liabilities                             42,981                                      43,735
                                            --------                                    --------
       Total liabilities                     837,384                                     739,209

Shareholders' equity                          94,175                                      78,835
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $931,559                                    $818,044
                                            ========                                    ========

Net interest income/spread                                 $ 23,627          4.57%                     $ 22,149          5.00%
                                                           ========          ====                      ========          ====

Net yield on interest-earning
   assets (margin)                                                           5.83%                                       6.25%
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                           Three Months Ended June 30,
                                  (000 omitted)


                                                             Increase/(Decrease)
                                                             Three Months Ended
                                                           June 30, 1998 and 1997
                                                   Volume           Rate           Net[1]
                                                   ------           ----           ------
INTEREST INCOME
Interest-bearing deposits with other banks        $   (34)        $    --         $   (34)
                                                  -------         -------         -------

Investment securities
   Available for sale [2]                             904             (67)            837
   Held to maturity                                  (308)           (450)           (758)
                                                  -------         -------         -------
      Total                                           596            (517)             79
                                                  -------         -------         -------


Federal funds sold                                    202              --             202
                                                  -------         -------         -------

Loans, net of unearned discounts [3]                1,573            (319)          1,254
                                                  -------         -------         -------
TOTAL INTEREST INCOME                             $ 2,337         $  (836)        $ 1,501
                                                  =======         =======         =======

INTEREST EXPENSE
Interest-bearing deposits
   Domestic
      Savings                                     $    (5)        $     4         $    (1)
      NOW                                             192             167             359
      Money Market                                    118              29             147
      Time                                            168               4             172
 Foreign
      Time                                            (13)             --             (13)
                                                  -------         -------         -------
   Total                                              460             204             664
                                                  -------         -------         -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase              (325)            (64)           (389)
   Commercial paper                                    85             (12)             73
   Other short-term debt                               95              (1)             94
   Long-term debt                                     275             (34)            241
                                                  -------         -------         -------
      Total                                           130            (111)             19
                                                  -------         -------         -------

TOTAL INTEREST EXPENSE                            $   590         $    93         $   683
                                                  =======         =======         =======

NET INTEREST INCOME                               $ 1,747         $  (929)        $   818
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                            Six Months Ended June 30,
                                  (000 omitted)


                                                             Increase/(Decrease)
                                                              Six Months Ended
                                                           June 30, 1998 and 1997
                                                   Volume           Rate           Net[1]
                                                   ------           ----           ------
INTEREST INCOME
Interest-bearing deposits with other banks        $   (16)        $    (2)        $   (18)
                                                  -------         -------         -------

Investment securities
   Available for sale [2]                           1,562            (165)          1,397
   Held to maturity                                  (153)           (551)           (704)
                                                  -------         -------         -------
      Total                                         1,409            (716)            693
                                                  -------         -------         -------


Federal funds sold                                    266               1             267
                                                  -------         -------         -------

Loans, net of unearned discounts [3]                2,965            (533)          2,432
                                                  -------         -------         -------
TOTAL INTEREST INCOME                             $ 4,624         $(1,250)        $ 3,374
                                                  =======         =======         =======

INTEREST EXPENSE
Interest-bearing deposits
   Domestic
      Savings                                     $   (16)        $     9         $    (7)
      NOW                                             278             371             649
      Money Market                                    114              33             147
      Time                                            891              83             974
   Foreign
      Time                                            (13)              1             (12)
                                                  -------         -------         -------
         Total                                      1,254             497           1,751
                                                  -------         -------         -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase              (251)            (13)           (264)
   Commercial paper                                   108              (4)            104
   Other short-term debt                              178              13             191
   Long-term debt                                     231            (117)            114
                                                  -------         -------         -------
      Total                                           266            (121)            145
                                                  -------         -------         -------

TOTAL INTEREST EXPENSE                            $ 1,520         $   376         $ 1,896
                                                  =======         =======         =======

NET INTEREST INCOME                               $ 3,104         $(1,626)        $ 1,478
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

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios




RATIOS AND MINIMUMS
(Dollars in thousands)

                                                                                      For Capital                 To Be Well
                                                               Actual               Adequacy Minimum              Capitalized
AS OF JUNE 30, 1998                                      Amount      Ratio          Amount      Ratio          Amount     Ratio
-------------------                                      ------      -----          ------      -----          ------     -----
Total Capital (to Risk Weighted Assets):
  The Company                                           $83,884      13.82%        $48,543      8.00%         $60,679     10.00%
  The Bank                                               66,692      11.88          44,918      8.00           56,147     10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                            76,284      12.57          24,272      4.00           36,408      6.00
  The Bank                                               60,115      10.71          22,459      4.00           33,688      6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                            76,284       8.35          36,536      4.00           45,671      5.00
  The Bank                                               60,115       6.87          35,010      4.00           43,763      5.00


AS OF DECEMBER 31, 1997
-----------------------
Total Capital (to Risk Weighted Assets):
  The Company                                           $79,698      11.82%        $53,935      8.00%         $67,419     10.00%
  The Bank                                               61,521       9.64          51,038      8.00           63,798     10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                            71,268      10.57          26,968      4.00           40,451      6.00
  The Bank                                               55,028       8.63          25,519      4.00           38,279      6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                            71,268       8.31          34,320      4.00           42,900      5.00
  The Bank                                               55,028       6.66          33,032      4.00           41,290      5.00

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

         The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at June 30,1998, presented on page 26, reveals that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

         At June 30,1998, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $50 million and a final maturity of February 27, 2000, another contract with a notional amount of $25 million and a final maturity of October 10, 1999, another contract with a notional amount of $25 million and a final maturity of February 9, 2001 and another contract with a notional amount of $25 million and a final maturity of May 1, 2001. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At June 30,1998, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

         The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up front premiums of $878,750 which are amortized monthly against interest income from the designated assets. At June 30,1998, the unamortized premiums on these contracts totaled $412,000 and are included in other assets. At June 30,1998, $15,000 was receivable under these contracts.

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

                                               Rate Change             Estimated Impact on
                                              (Basis Points)           Net Interest Income
                                              --------------           -------------------
                                                                          $           %
                                                 +200                   1,097,000     2.13
                                                 -200                  (1,411,000)   (2.74)

         The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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


Liquidity Risk
Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed at both parent company and the Bank levels. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital markets funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the Bank have significant unused borrowing capacity. Contingency plans exist and could be implemented on a timely basis to minimize the impact of any dramatic change in market conditions.

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

         At June 30,1998, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $36,898,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $56,199,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

                                                                         Repricing Date
                                                                                                          Non
                                      3 months        3 months         1 year to          Over            Rate
                                      or less        to 1 year          5 years         5 years        sensitive          Total
                                      -------        ---------          -------         -------        ---------          -----
ASSETS
   Interest-bearing deposits
       with other banks              $     315       $      --        $      --        $      --       $      --        $     315
   Investment securities                    --          24,180           14,557          283,966           6,798          329,501
   Loans, net of unearned
    discounts                          427,959           6,332           70,188           50,586          (8,735)         546,330
   Noninterest-earning assets
    and allowance for
     credit losses                          --              --               --               --          84,784           84,784
                                     ---------       ---------        ---------        ---------       ---------        ---------

      Total Assets                     428,274          30,512           84,745          334,552          82,847          960,930
                                     ---------       ---------        ---------        ---------       ---------        ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits
      Savings [1]                           --              --           23,480               --              --           23,480
      NOW [1]                               --              --           69,085               --              --           69,085
      Money market [1]                 108,940              --           25,160               --              --          134,100
      Time - domestic                   93,847          65,638           13,580               --              --          173,065
           - foreign                     1,730           1,000               --               --              --            2,730
  Federal funds purchased &
      securities sold u/a/r             53,884          14,500               --               --              --           68,384
  Commercial paper                      36,648              --               --               --              --           36,648
  Other short-term borrowings            7,701          12,850               --               --              --           20,551
   Long-term borrowings - FHLB              --          20,000           21,400               --              --           41,400
   Noninterest-bearing
    liabilities and share-
     holders' equity                        --              --               --               --         391,487          391,487
                                     ---------       ---------        ---------        ---------       ---------        ---------

       Total Liabilities and
          Shareholders' Equity         302,750         113,988          152,705               --         391,487          960,930
                                     ---------       ---------        ---------        ---------       ---------        ---------

Net Interest Rate
      Sensitivity Gap                $ 125,524       $ (83,476)       $ (67,960)       $ 334,552       $(308,640)       $      --
                                     =========       =========        =========        =========       =========        =========

Cumulative Gap at
      June 30, 1998                  $ 125,524       $  42,048        $ (25,912)       $ 308,640       $      --        $      --
                                     =========       =========        =========        =========       =========        =========

Cumulative Gap at
      June 30, 1997                  $  44,569       $  19,930        $  (7,619)       $ 277,934       $      --        $      --
                                     =========       =========        =========        =========       =========        =========

Cumulative Gap at
      December 31, 1997              $ 158,116       $  97,742        $  60,343        $ 377,414       $      --        $      --
                                     =========       =========        =========        =========       =========        =========

[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and runoff experience.

                        STERLING BANCORP AND SUBSIDIARIES




                           PART II - OTHER INFORMATION



Item 4.       Submission of Matters to a Vote of Security-Holders

              (a) The Annual Meeting of Shareholders of the Company was held on
                     April 17, 1998.

              (b) The following matters were submitted to a vote of the Shareholders of the Company:

                     (1) Election of Directors *

                               Nominee                        Total Votes For                Total Votes Withheld
                               -------                        ---------------                --------------------
                           Joseph M. Adamko                        6,900,074                          581,485
                           Lillian Berkman                         6,898,132                          583,427
                           Louis J. Cappelli                       6,895,790                          585,769
                           Walter Feldesman                        6,841,094                          640,465
                           Allan F. Hershfield                     6,900,661                          580,898
                           Henry J. Humphreys                      6,900,361                          581,198
                           John C. Millman                         6,900,857                          580,702
                           Maxwell M. Rabb                         6,202,845                        1,278,714
                           Eugene T. Rossides                      6,898,542                          583,017
                           William C. Warren                       6,836,949                          644,610


                           * All nominees were incumbents at the time of the
                             Annual Meeting of Shareholders and all nominees were re-elected.



                     (2) Amendment of Stock Incentive Plan

                           Total Votes For                       5,341,226
                           Total Votes Against                   2,084,996
                           Total Abstentions                        55,336
                           Total Broker Nonvotes                         1

                        STERLING BANCORP AND SUBSIDIARIES




Item 6.  Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed as part of this report:

            Exhibit
            -------
             3       Amendments to By-Laws adopted May 21, 1998
             10(i)   Amendments to Employment Agreements dated May 22, 1998

                     (a) For Louis J. Cappelli

                     (b) For John C. Millman

            10(ii) Form of change of Control Severance Agreement entered into on May 22, 1998 between the Registrant and each of six executives

            11       Statement Re: Computation of Per Share Earnings

            27       Financial Data Schedule


        (b) On June 5, 1998, the Company filed a Current Report on Form 8-K, dated May 21, 1998, filing: (1) certain information relating to the extension and updating of its shareholder protection rights plan and (2) certain exhibits including the new rights agreement defining the rights of holders and the press release issued in connection with the foregoing.
                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STERLING BANCORP
                                              .............................
                                                  (Registrant)




 Date  8/13/98                        /s/  Louis J. Cappelli
     --------------                        ------------------------------------
                                           Louis J. Cappelli
                                           Chairman and
                                           Chief Executive Officer



 Date  8/13/98                        /s/  John W. Tietjen
     --------------                        ------------------------------------
                                           John W. Tietjen
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  Exhibit Index






  Exhibit                                                                         Filed
   Number                Description                                             Herewith
   ------                -----------                                             --------
     3                   Amendments to By-Laws                                      X


    10(i)                Amendments to Employment Contracts                         X
                         (a) Louis J. Cappelli
                         (b) John C. Millman

      (ii)               Form of Change of Control Severance Agreement between
                         The Registrant and each of six executives                  X


    11                   Computation of Per Share Earnings                          X


    27                   Financial Data Schedule                                    X

