Form 10-Q
period 1998-09-30
STERLING BANCORP
filed 1998-11-13
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 1998
                               -----------------------------------------

                                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from______________________to_______________________


Commission File Number:                        1-5273-1
                       ------------------------------------------------------
                                           Sterling Bancorp
                       (Exact name of registrant as specified in its charter)


         New York                                              13-2565216
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification)


    430 Park Avenue, New York, N.Y.                              10022-3505
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                  212-826-8000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             [X] Yes  [ ] No


    As of September 30, 1998 there were 8,229,491 shares of common stock, $1.00 par value, outstanding.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                               Page

        Item 1. Financial Statements (Unaudited)

             Consolidated Financial Statements                             3
             Notes to Consolidated Financial Statements                    8

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

             Business                                                     11
             Results for the Three Months                                 11
             Results for the Nine Months                                  13
             Balance Sheet Analysis                                       15
             Capital                                                      18
             Year 2000 Project                                            18
             Average Balance Sheets                                       20
             Rate/Volume Analysis                                         22
             Regulatory Capital and Ratios                                24

        Item 3.Quantitative and Qualitative Disclosures About
                      Market Risk

               Asset/Liability Management                                 25
               Interest Rate Sensitivity                                  28

PART II OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K                         29



SIGNATURES                                                                29

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                        September 30,            December 31,
ASSETS                                                                                      1998                     1997
                                                                                        ------------           --------------
Cash and due from banks                                                                 $ 41,185,225           $   40,065,863
Interest-bearing deposits with other banks                                                   315,000                3,010,000
Federal funds sold                                                                         4,000,000                   --
Investment securities
   Available for sale (at estimated market value)                                        120,436,252              148,921,006
   Held to maturity (estimated market value
     $203,182,742 and $236,009,925, respectively)                                        201,740,865              236,030,004
                                                                                        ------------           --------------
            Total investment securities                                                  322,177,117              384,951,010
                                                                                        ------------           --------------

Loans, net of unearned discounts                                                         586,430,392              558,481,845
Less allowance for credit losses                                                           9,665,415                8,677,610
                                                                                        ------------           --------------
            Loans, net                                                                   576,764,977              549,804,235
                                                                                        ------------           --------------
Customers' liability under acceptances                                                     1,140,115                1,125,654
Excess cost over equity in net assets of the
   banking subsidiary                                                                     21,158,440               21,158,440
Premises and equipment, net                                                                6,596,180                7,330,062
Accrued interest receivable                                                                4,098,306                4,147,008
Other assets                                                                               7,912,665                8,387,386
                                                                                        ------------           --------------
                                                                                        $985,348,025           $1,019,979,658
                                                                                        ============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                                         $256,969,671           $  312,461,489
   Interest-bearing deposits                                                             388,340,807              418,946,491
                                                                                        ------------           --------------
            Total deposits                                                               645,310,478              731,407,980
Federal funds purchased and securities
   sold under agreements to repurchase                                                    94,675,117              106,752,546
Commercial paper                                                                          36,948,600               24,070,600
Other short-term borrowings                                                               16,989,376               19,891,252
Acceptances outstanding                                                                    1,140,115                1,125,654
Due to factoring clients                                                                  37,579,975               30,798,610
Accrued expenses and other liabilities                                                    11,128,816               11,560,450
                                                                                        ------------           --------------
                                                                                         843,772,477              925,607,092
Long-term debt - FHLB                                                                     41,400,000                1,750,000
                                                                                        ------------           --------------
            Total liabilities                                                            885,172,477              927,357,092
                                                                                        ------------           --------------

Commitments and contingent liabilities


Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares
      Series B ($20 liquidation value), issued 1,230 shares                                   24,600                   24,600
      Series D ($10 liquidation value), issued 243,929 and
        246,213 shares, respectively                                                       2,439,290                2,462,130
                                                                                        ------------           --------------
                                                                                           2,463,890                2,486,730


   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued 8,310,284 and 8,262,500 shares, respectively                                  8,310,284                8,262,500
   Capital surplus                                                                        45,287,315               44,775,759
   Retained earnings                                                                      46,302,605               39,590,806
   Accumulated other comprehensive income, net of tax
      Net unrealized holding gains on securities
          available for sale                                                               1,018,357                  197,374
                                                                                        ------------           --------------
                                                                                         103,382,451               95,313,169
   Less
      Common shares in treasury at cost,
        80,793 and 44,593 shares, respectively                                             1,198,182                  441,257
      Unearned compensation                                                                2,008,721                2,249,346
                                                                                        ------------           --------------
            Total shareholders' equity                                                   100,175,548               92,622,566
                                                                                        ------------           --------------
                                                                                        $985,348,025           $1,019,979,658
                                                                                        ============           ==============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                              Three Months Ended                       Nine Months Ended
                                                                  September 30,                          September 30,
                                                            1998                 1997                1998                1997
                                                        -----------          -----------         -----------         -----------

INTEREST INCOME
   Loans                                                $13,481,415          $11,861,135         $38,403,119         $34,351,112
   Investment securities:
      Available for sale                                  1,871,349            1,038,655           5,670,009           3,439,300
      Held to maturity                                    3,267,157            4,056,425          10,345,958          11,839,527
   Federal funds sold                                       121,882              103,259             478,467             193,000
   Deposits with other banks                                 14,652               35,057             120,055             158,185
                                                        -----------          -----------         -----------         -----------
            Total interest income                        18,756,455           17,094,531          55,017,608          49,981,124
                                                        -----------          -----------         -----------         -----------


INTEREST EXPENSE
   Deposits                                               3,895,247            3,762,009          12,466,134          10,582,238
   Federal funds purchased
      and securities sold under agreements
      to repurchase                                         919,158            1,168,890           3,006,147           3,519,567
   Commercial paper                                         474,678              323,318           1,223,494             968,780
   Other short-term borrowings                              259,513              126,010             756,591             431,589
   Long-term debt                                           523,277              296,536           1,253,287             912,520
                                                        -----------          -----------         -----------         -----------
            Total interest expense                        6,071,873            5,676,763          18,705,653          16,414,694
                                                        -----------          -----------         -----------         -----------
Net interest income                                      12,684,582           11,417,768          36,311,955          33,566,430
Provision for credit losses                               1,069,000              781,500           3,180,333           2,162,500
                                                        -----------          -----------         -----------         -----------
Net interest income after provision
   for credit losses                                     11,615,582           10,636,268          33,131,622          31,403,930
                                                        -----------          -----------         -----------         -----------

NONINTEREST INCOME
   Factoring income                                       1,210,115            1,206,818           3,521,092           3,302,956
   Mortgage banking income                                  988,401              916,576           2,849,177           2,447,992
   Service charges on deposit accounts                      839,445              504,575           2,264,397           1,489,289
   Trade finance income                                     482,670              406,047           1,464,032           1,189,237
   Trust fees                                               249,499              226,876             676,787             450,044
   Other service charges and fees                           196,603              184,606             752,362             650,281
   Other income                                              56,756               13,327             147,268              64,262
                                                        -----------          -----------         -----------         -----------
            Total noninterest income                      4,023,489            3,458,825          11,675,115           9,594,061
                                                        -----------          -----------         -----------         -----------


NONINTEREST EXPENSES
   Salaries                                               4,617,831            4,268,039          13,632,910          12,556,154
   Employee benefits                                        620,360              840,120           2,597,023           2,654,452
                                                        -----------          -----------         -----------         -----------
            Total personnel expenses                      5,238,191            5,108,159          16,229,933          15,210,606
   Occupancy expense, net                                   854,712              817,312           2,444,096           2,292,955
   Equipment expense                                        596,157              604,461           1,818,055           1,705,554
   Other expenses                                         2,928,064            2,473,656           7,678,960           7,377,468
                                                        -----------          -----------         -----------         -----------
            Total noninterest expenses                    9,617,124            9,003,588          28,171,044          26,586,583
                                                        -----------          -----------         -----------         -----------
Income before income taxes                                6,021,947            5,091,505          16,635,693          14,411,408
Provision for income taxes                                2,767,542            2,273,788           7,264,851           6,498,099
                                                        -----------          -----------         -----------         -----------


Net income                                              $ 3,254,405          $ 2,817,717         $ 9,370,842         $ 7,913,309
                                                        ===========          ===========         ===========         ===========


Average number of common shares outstanding
   Basic                                                  8,261,166            7,850,616           8,244,125           7,788,820
   Diluted                                                8,723,354            8,658,845           8,583,900           8,604,204
Per average common share
   Basic                                                       $.39                 $.36               $1.13               $1.01
   Diluted                                                      .38                  .33                1.09                 .94
Dividends per common share                                      .11                  .09                 .32                 .27



See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income


                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                          1998                 1997                1998                1997
                                                       ----------           ----------          ----------          ----------

Net income                                             $3,254,405           $2,817,717          $ 9,370,842         $7,913,309

Other comprehensive income, net of tax:
      Unrealized holding gains
       arising during the period                          772,206              109,652              820,983             44,372
                                                       ----------           ----------          -----------         ----------


Comprehensive income                                   $4,026,611           $2,927,369          $10,191,825         $7,957,681
                                                       ==========           ==========          ===========         ==========




See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity


                                                                                  Nine Months Ended
                                                                                    September 30,

                                                                                 1998                 1997
                                                                            ------------          -----------
PREFERRED STOCK
   Balance at January 1                                                     $  2,486,730          $ 2,506,600
   Conversions of Series D shares                                                (22,840)             (19,870)
                                                                            ------------          -----------
   Balance at September 30                                                  $  2,463,890          $ 2,486,730
                                                                            ============          ===========

COMMON STOCK
   Balance at January 1                                                     $  8,262,500          $ 7,725,533
   Conversions of subordinated debentures                                         --                  191,760
   Conversions of preferred shares
      into common shares                                                           2,284                1,987
   Options exercised                                                              45,500               15,500
                                                                            ------------          -----------
   Balance at September 30                                                  $  8,310,284          $ 7,934,780
                                                                            ============          ===========

CAPITAL SURPLUS
   Balance at January 1                                                     $ 44,775,759          $38,619,434
   Conversions of subordinated debentures                                         --                2,205,240
   Conversions of preferred shares
      into common shares                                                          20,556               17,883
   Options exercised                                                             491,000              169,250
   Forfeiture of shares issued
      under incentive compensation plan                                           --                   (5,827)
                                                                            ------------          -----------
   Balance at September 30                                                  $ 45,287,315          $41,005,980
                                                                            ============          ===========

RETAINED EARNINGS
   Balance at January 1                                                     $ 39,590,806          $31,648,806
   Net income                                                                  9,370,842            7,913,309
   Cash dividends paid - common shares                                        (2,618,547)          (2,086,864)
       - preferred shares                                                        (40,496)             (26,508)
                                                                            ------------          -----------
   Balance at September 30                                                  $ 46,302,605          $37,448,743
                                                                            ============          ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at January 1                                                     $    197,374          $    90,001
                                                                            ------------          -----------
   Unrealized holding gains arising
      during the period:
        Before tax                                                             1,517,529               83,157
        Tax effect                                                              (696,546)             (38,785)
                                                                            ------------          -----------
           Net of tax                                                            820,983               44,372
                                                                            ------------          -----------
   Balance at September 30                                                  $  1,018,357          $   134,373
                                                                            ============          ===========

TREASURY STOCK
   Balance at January 1                                                     $   (441,257)         $  (418,959)
   Purchases                                                                    (756,925)              --
   Forfeiture of shares issued
      under incentive compensation plan                                           --                  (22,298)
                                                                            ------------           ----------
   Balance at September 30                                                  $ (1,198,182)         $  (441,257)
                                                                            ============          ===========


UNEARNED COMPENSATION
   Balance at January 1                                                     $ (2,249,346)         $(2,993,980)
   Amortization of unearned compensation                                         240,625              295,236
   Forfeiture of shares issued
      under incentive compensation plan                                           --                   28,125
                                                                            ------------          -----------
   Balance at September 30                                                  $ (2,008,721)         $(2,670,619)
                                                                            ============          ===========

TOTAL SHAREHOLDERS' EQUITY
   Balance at January 1                                                     $ 92,622,566          $77,177,435
   Net changes during the period                                               7,552,982            8,721,295
                                                                            ------------          -----------
   Balance at September 30                                                  $100,175,548          $85,898,730
                                                                            ============          ===========



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                  1998                1997
                                                                                             ------------        ------------
OPERATING ACTIVITIES
  Net income                                                                                 $   9,370,842       $  7,913,309
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                                              3,180,333          2,162,500
        Depreciation and amortization of premises and equipment                                  1,220,434          1,063,196
        Deferred income tax (benefit)                                                             (297,021)          (312,821)
        Net change in loans held for sale                                                       (9,544,740)        (3,837,764)
        Amortization of unearned compensation                                                      240,625            295,236
        Amortization of premiums on securities                                                   1,677,036            983,823
        Accretion of discounts on securities                                                      (441,652)          (113,031)
        Decrease in accrued interest receivable                                                     48,702            334,951
        Increase in due to factored clients                                                      6,781,365         13,775,207
        Decrease in other liabilities                                                             (431,634)        (2,505,583)
        Other, net                                                                              (2,117,331)        (1,565,220)
                                                                                             -------------       ------------

              Net cash provided by operating activities                                          9,686,959         18,193,803
                                                                                             -------------       ------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                                                              (486,552)        (2,817,294)
   Net decrease in interest-bearing deposits
      with other banks                                                                           2,695,000             --
   Net increase in Federal funds sold                                                           (4,000,000)        (5,000,000)
   Net increase in loans                                                                       (18,403,807)       (10,820,699)
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                                          52,762,664         26,972,962
   Purchases of securities - held to maturity                                                  (19,853,914)       (50,034,272)
   Purchases of securities - available for sale                                               (293,774,130)        (6,011,743)
   Proceeds from prepayments, redemptions or maturities
      of securities - available for sale                                                       323,921,417         29,220,902
                                                                                             -------------       ------------
              Net cash provided by(used in) investing activities                                42,860,678        (18,490,144)
                                                                                             -------------       ------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                                                (55,491,818)       (29,595,947)
   Net (decrease)increase in interest-bearing deposits                                         (30,605,684)        62,968,388
   Net decrease in Federal funds purchased and
      securities sold under agreements to repurchase                                           (12,077,429)       (23,221,392)
   Net increase(decrease) in commercial paper
      and other short-term borrowings                                                            9,976,124        (30,638,656)
   Increase(Decrease) in other long-term debt                                                   39,650,000           (250,000)
   Purchase of treasury shares                                                                    (756,925)              --
   Proceeds from exercise of stock options                                                         536,500            184,750
   Cash dividends paid on common and preferred stock                                            (2,659,043)        (2,113,161)
                                                                                             -------------       ------------
              Net cash used in financing activities                                            (51,428,275)       (22,666,018)
                                                                                             -------------       ------------
Net increase (decrease) in cash and due from banks                                               1,119,362        (22,962,359)
Cash and due from banks - beginning of period                                                   40,065,863         54,512,462
                                                                                             -------------       ------------
Cash and due from banks - end of period                                                      $  41,185,225       $ 31,550,103
                                                                                             =============       ============

Supplemental schedule of non-cash financing activities:
   Debenture and preferred stock conversions                                                 $      22,840       $  2,396,789
   Forfeiture of shares issued under
      incentive compensation plan                                                                    --                28,125
Supplemental disclosure of cash flow information:
   Interest paid                                                                             $  18,739,828       $ 17,936,398
   Income taxes paid                                                                             6,483,332          6,507,233


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


   1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the Bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1997 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

   2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

   3. The Company's outstanding Preferred Shares as of September 30, 1998 comprise 1,230 Series B shares (of 4,389 Series B shares authorized) and 243,929 Series D shares (of 300,000 Series D shares authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise. Each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


   5. In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It does not address issues of recognition or measurement of comprehensive income and its components. SFAS No. 130 required that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS No. 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

                    The Company has applied the provisions of SFAS No. 130 as of
              January 1, 1998, and in conformity with the provisions of SFAS No. 130, has restated prior-period amounts presented in this report. Adoption of SFAS No. 130 had no effect on previously reported amounts.

   6. In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to shareholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas and major customers. As defined in SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company for its fiscal year ending December 31, 1998.

   7. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. SFAS No. 132 provides information that assists users in (a) evaluating the employer's obligations under pension and other postretirement plans and the effects on the employer's prospects for future cash flows, (b) analyzing the quality of currently reported net income, and (c) estimating future reported net income. SFAS No. 132 addresses disclosure only. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and, as appropriate, will be adopted in the financial statements of the Company for the year ended December 31, 1998.

   8. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
              (c) a hedge of the foreign currency exposure of a net investment in a foreign operations, an unrecognized firm commitment, an available-for-sale security,or a foreign-currency denominated forecasted transaction. SFAS No. 133 will become effective for the Company on January 1, 2000; the Company is in the process of evaluating the potential impact of this new accounting standard.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The following commentary presents management's discussion and analyses of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Industrial Loan Association, and Sterling National Bank (the "Bank"). The Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc.("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC- Virginia") and Sterling Real Estate Holding Company Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. This report contains statements that constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presented in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report.


COMPANY BUSINESS

The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposits services, trust and estate administration and, investment management services. The Company has operations in New York and Virginia and conducts business throughout the United States.
         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At September 30,1998, the Bank's year-to-date average earning assets (of which loans were 57% and investment securities were 42%)represented approximately 95% of the Company's year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


         Results for the three months ended September 30, 1998 and 1997

OVERVIEW

The Company reported net income for the three months ended September 30,1998 of $3.2 million, representing $0.38 per share, calculated on a diluted basis, compared to $2.8 million, or $0.33 per share calculated on a diluted basis, for the like period in 1997. This increase reflects continued growth in both net interest income and noninterest income as explained below.

         Net interest income increased to $12.7 million for the third quarter of 1998 compared with $11.4 million for the same period in 1997, principally due to higher average earning asset outstandings. The net interest margin was 6.10% for the three months ended September 30, 1998 compared to 6.20% for the like 1997 period. This decrease was due to a decrease in average yield on earning assets of 27 basis points partially offset by a 15 basis point decrease in the average cost of funds.

         Noninterest income rose to $4.0 million for the three months ended September 30,1998 compared to $3.5 million for the like 1997 period principally due to continued growth in fees for mortgage banking, factoring, trust and deposit services.



INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) for the components of quarterly interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 22. Information as to the components of interest income and interest expense and average rates for the quarter is provided in the Average Balance Sheets shown on page 20.

         Net interest income for the three months ended September 30,1998 increased $1,268,000 to $12,685,000 from $11,417,000 for the comparable period in 1997.

         Total interest income aggregated $18,757,000 up $1,663,000 for the third quarter of 1998 as compared to $17,094,000 for the same period of 1997. The yield on interest-earning assets was 9.04% for the three months ended September 30, 1998 compared with 9.31% for the comparable period in 1997. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loan outstandings as a percentage of total assets. The decrease in yield on earning assets was due to lower yields on loans.

         Interest earned on the loan portfolio for the three months ended September 30, 1998 amounted to $13,481,000 up $1,620,000 when compared to the like 1997 period. Average loan balances amounted to $523,433,000 up $71,311,000 from an average of $452,122,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing, mortgage and in the short-term money market component of commercial and industrial loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 10.98% for the three months ended September 30,1998 from 11.30% for the comparable 1997 period was attributable to a greater proportion of short-term, lower-yielding loans within the portfolio.

         Interest expense increased $395,000 to $6,072,000 for the third quarter of 1998 from $5,677,000 for the comparable period in 1997. The increase in interest expense was due to higher average funds employed for various borrowings.

         Interest expense on borrowed funds increased $262,000 for the three months ended September 30,1998 to $2,177,000 from $1,915,000 for the comparable 1997 period due to increases in average outstandings partially offset by a lower cost of funds. Average outstandings increased $31,427,000 to $166,055,000 in 1998 from $134,628,000 in 1997. The average rate paid on borrowed funds decreased to 5.09% in 1998 compared to 5.49% in the comparable year ago period.

Provision for Credit Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $1,069,000 up $288,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased to $4,023,000 for the third quarter of 1998 from $3,459,000 in the like 1997 period as a result of increased fees for deposit, mortgage banking, factoring and trust services.

Noninterest Expense

Noninterest expenses increased $614,000 for the third quarter of 1998 when compared with the like 1997 period due to increases in personnel and other operating expenses incurred to support growing levels of business activity and continued investments in the business franchise.

Provision for Income Taxes

The increase in the provision for income taxes was principally due to higher pretax earnings partially offset by tax strategies implemented during 1997.


          Results for the nine months ended September 30, 1998 and 1997

OVERVIEW

The Company reported net income for the nine months ended September 30,1998 of $9.4 million, representing $1.09 per share, calculated on a diluted basis, compared to $7.9 million, or $0.94 per share calculated on a diluted basis, for the like period in 1997. This increase reflects continued growth in both net interest income and noninterest income as explained below.

         Net interest income increased to $36.3 million for the first nine months of 1998 compared with $33.6 million for the same period in 1997, principally due to higher average earning asset outstandings. The net interest margin was 5.96% for the first nine months of 1998 compared to 6.30% for the like 1997 period. This decrease was due to a decrease in average yield on earning assets of 35 basis points and a 1 basis point increase in the average cost of funds.

         Noninterest income rose to $11.7 million for the nine months ended September 30,1998 compared to $9.6 million for the like 1997 period principally due to continued growth in fees from mortgage banking, factoring, trade finance, trust and deposit services.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) for the components of interest income and interest expense for the first nine months, expressed in terms of fluctuation in average volume and rate are shown on page
23. Information as to the components of interest income and interest expense and average rates for the first nine months is provided in the Average Balance Sheets shown on page 21.

         Net interest income for the nine months ended September 30,1998 increased $2,746,000 to $36,312,000 from $33,566,000 for the comparable period in 1997.

         Total interest income aggregated $55,018,000 up $5,037,000 for the nine months of 1998 as compared to $49,981,000 for the same period of 1997. The yield on interest-earning assets was 9.02% for the nine months of 1998 compared with 9.37% for the comparable period in 1997. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loan outstandings as a percentage of total assets. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

         Interest earned on the loan portfolio amounted to $38,403,000 up $4,052,000 when compared to a year ago. Average loan balances amounted to $501,490,000 up $66,507,000 from an average of $434,983,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing, mortgage and in the short-term money market component of commercial and industrial loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 11.19% for the nine months ended September 30,1998 from 11.49% for the comparable 1997 period was attributable to a greater proportion of short-term, lower-yielding loans within the portfolio.

         Interest earned on investment securities increased $737,000 to $16,016,000 in 1998 principally due to higher average outstandings partially offset by lower yields due to a flattening of the U.S. Treasury yield curve.

         Interest expense increased $2,291,000 to $18,706,000 for the nine months of 1998 from $16,415,000 for the comparable period in 1997. The increase in interest expense was principally due to higher average funds employed.

         Interest expense on interest-bearing deposits increased $1,884,000 for the nine months ended September 30,1998 to $12,466,000 from $10,582,000 for the comparable 1997 period due to increases in average outstandings and the cost of funds. Average outstandings increased $52,409,000 to $414,900,000 in 1998 from $362,491,000 in 1997. The average rate paid on interest-bearing deposits rose to 4.02% in 1998 compared to 3.90% in the comparable year ago period.

Provision for Credit Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $3,180,000 up $1,018,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased $2,081,000 for the nine months of 1998 when compared with the like 1997 period as a result of increased fees from mortgage banking, factoring, trust and deposit services.

Noninterest Expense

Noninterest expenses increased $1,584,000 for the third quarter of 1998 when compared with the like 1997 period primarily due to increased personnel expenses incurred to support growing levels of business activity and continued investments in the business franchise.

Provision for Income Taxes

The increase in the provision for income taxes was principally due to higher pretax earnings partially offset by tax strategies implemented during 1997.


BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government, corporation and U.S. agency guaranteed mortgage backed securities along with other debt and equity securities. At September 30, 1998, the Company's portfolio of securities totalled $322,177,000 of which U.S. Government, corporation and U.S. agency guaranteed mortgage-backed securities having an average life of approximately 4 years amounted to $296,793,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $2,091,000 and $649,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $1,997,000 and gross unrealized losses of $114,000. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


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

          The Company's commercial and industrial loan portfolio represents approximately 72% of gross loans. Loans in this category are typically made to small and medium sized businesses, ranging between $250,000 and $10 million, and are often collateralized by accounts receivable, inventory and marketable securities and other liquid collateral. Sources of repayment are from the borrower's operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 16% of gross loans, is secured by mortgages on real property located principally in the metropolitan New York area and the State of Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 9% of gross loans. The collateral securing any loan may vary in value based on market conditions.

         The following table sets forth the composition of the Company's loan portfolio:

                                                                              September
                                                            ---------------------------------------------------
                                                                   1998                            1997
                                                            ---------------------          --------------------
                                                                              ($ in thousands)
                                                                             % of                          % of
                                                            Balances        Gross          Balances        Gross
Domestic
  Commercial and industrial                                 $430,765         72.4%         $351,202         71.9%
  Equipment lease financing                                   55,913          9.4            48,236          9.9
  Real estate                                                 94,050         15.8            71,646         14.6
  Installment - individuals                                   13,733          2.3            16,828          3.4
Foreign
  Government and official institutions                           788          0.1               789          0.2
                                                            --------        -----          --------        -----
Gross loans                                                  595,249        100.0%          488,701        100.0%
                                                                            =====                          =====
  Unearned discounts                                           8,819                          8,526
                                                            --------                       --------

Loans, net of unearned discounts                            $586,430                       $480,175
                                                            ========                       ========



Asset Quality

          Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Company's portfolio of loans may be increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depends on current and expected economic conditions, the financial condition of borrowers and the credit management process.

          The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio.

The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30,1998, the ratio of the allowance to loans, net of unearned discounts, was 1.65% and the allowance was $9,665,000. At such date, the Company's non-accrual loans amounted to $1,991,000; $524,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $250,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of September 30,1998.


Deposits
The Company's principal source of funds continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).
        The following table provides certain information with respect to the Company's deposits:


                                                                        September 30,
                                                    --------------------------------------------------------
                                                           1998                                1997
                                                    ----------------------             ---------------------
                                                                       ($ in thousands)
                                                                      % of                               % of
                                                    Balances         Total             Balances         Total
Domestic
  Demand                                            $256,969          39.8%            $200,381          33.0%
  NOW                                                 59,653           9.3               40,082           6.6
  Savings                                             23,433           3.6               23,424           3.8
  Money Market                                       134,168          20.8              125,360          20.6
  Time deposits                                      168,357          26.1              215,838          35.5
                                                    --------         -----             --------         -----

      Total domestic deposits                        642,580          99.6              605,085          99.5
Foreign
  Time deposits                                        2,730           0.4                2,710           0.5
                                                    --------         -----             --------         -----

      Total deposits                                $645,310         100.0%            $607,795         100.0%
                                                    ========         =====             ========         =====



       Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customers' balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 20 and 21.

CAPITAL

The Company and the Bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the Bank's risk-based capital is presented on page 23. In addition the Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At September 30,1998, the Company and the Bank exceeded the requirements for "well capitalized" institutions.


YEAR 2000 PROJECT

Management has initiated a company-wide program to prepare the Company's computer hardware and software for the year 2000. In this connection, the Company has established a Year 2000 ("Y2K") Compliance Committee ("the Committee") to address this important issue. The Committee has undertaken a project with major emphasis on identifying all hardware and software supporting the Company's mission critical applications. This project has been divided into the following five phases: awareness, assessment, renovation, validation and implementation.

          The Committee has completed the awareness and the assessment phases in which all of the Company's hardware and software have been identified, reviewed and classified according to their ability to adequately function beyond December 31, 1999. The Committee is currently monitoring the efforts of outside vendors and company personnel to upgrade all noncompliant hardware and software. All outside vendors and service providers will be required to certify that they are or will be Y2K compliant and to provide information on testing procedures so that the Committee may verify compliance. The Committee is also monitoring the testing of all mission critical systems. Where necessary, alternate vendors and service providers have been or will be identified to ensure the Company's ability to operate after December 31, 1999. The Committee has completed the Company's Customer Awareness program. The Company sent a questionnaire to its significant commercial customer base and funding sources to assess their level of awareness of and compliance with Y2K issues. The Committee will continue monitoring the progress of significant commercial customer base, funding sources and vendors and will assess the potential impact of these efforts on the Company. Management anticipates that the validation and implementation phases will be completed by mid-1999.

         The Committee has estimated that the cost to complete all phases of the Y2K project to be approximately $350,000 and will be expensed as incurred. This estimate does not include any costs to be assessed by outside vendors and service providers. Many of the expenditures will relate to microcomputer hardware and software that would have been upgraded in the normal course of the Company's operations through December 31, 1999.

         Despite the best efforts of the Committee, there can be no complete assurance that the Company will not be adversely affected by unforeseen problems in its own computer systems or in systems provided by third parties and by other entities not associated with the Company which are unsuccessful in properly addressing this issue. While the dollar impact of any unforseen problems cannot be accurately quantified at this time because of the uncertainties involved, such problems could have a material adverse effect on the Company. Contingency plans covering business resumption have been written encompassing a plan of action in the event of systems failure.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Three Months Ended September 30,

                                                         1998                                              1997
                                            --------------------------------------      -------------------------------------
                                            Average                        Average      Average                        Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       --------
Interest-bearing deposits
   with other banks                         $    315       $     15          4.87%      $  3,054       $     35          5.58%
Investment securities
   Available for sale [2]                    120,549          1,872          6.20         58,280          1,038          6.53
   Held to maturity                          205,007          3,267          6.37        240,451          4,057          6.75
Federal funds sold                             8,745            122          5.45          7,478            103          5.40
Loans, net of unearned discounts
   Domestic [3]                              522,645         13,468         10.98        451,333         11,845         11.30
   Foreign                                       788             13          6.65            789             16          7.97
                                            --------       --------                     --------        -------
         TOTAL INTEREST-EARNING
            ASSETS                           858,049         18,757          9.04        761,385         17,094          9.31
                                                           --------        -------                     --------        ------

Cash and due from banks                       41,451                                      42,784
Allowance for credit losses                   (9,147)                                     (8,670)
Goodwill                                      21,158                                      21,158
Other assets                                  20,546                                      21,501
                                            --------                                    --------

         TOTAL ASSETS                       $932,057                                    $838,158
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing deposits
   Domestic
      Savings                               $ 22,979            132          2.28       $ 23,411            129          2.19
      NOW                                     66,053            513          3.08         35,224            138          1.56
      Money Market                           137,565          1,068          3.02        124,493            946          3.01
      Time                                   169,228          2,145          5.03        190,697          2,512          5.23
   Foreign
      Time                                     2,730             37          5.40          2,710             37          5.35
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          398,555          3,895          3.86        376,535          3,762          3.96

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                70,912            919          5.10         85,133          1,169          5.45
   Commercial paper                           36,894            475          5.10         24,257            324          5.29
   Other short-term debt                      16,849            260          5.17          5,850            125          5.01
   Long-term debt                             41,400            523          5.01         19,388            297          6.07
                                            --------       --------                     --------       --------

         TOTAL INTEREST-BEARING
           LIABILITIES                       564,610          6,072          4.22        511,163          5,677          4.37
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 224,860                                     196,337
Other liabilities                             44,488                                      47,592
                                            --------                                    --------
       Total liabilities                     833,958                                     755,092

Shareholders' equity                          98,099                                      83,066
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $932,057                                    $838,158
                                            ========                                    ========

Net interest income/spread                                 $ 12,685          4.82%                     $ 11,417          4.94%
                                                           ========          ====                      ========          ====

Net yield on interest-earning
   assets (margin)                                                           6.10%                                       6.20%
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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                         Nine Months Ended September 30,

                                                         1998                                            1997
                                            --------------------------------------      -------------------------------------
                                            Average                        Average      Average                        Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       --------
Interest-bearing deposits
   with other banks                         $  1,261       $    120          5.09%      $  3,381       $    158          5.48%
Investment securities
   Available for sale [2]                    121,858          5,670          6.21         68,609          3,439          6.68
   Held to maturity                          219,971         10,346          6.27        234,439         11,840          6.73
Federal funds sold                            11,562            479          5.46          4,725            193          5.39
Loans, net of unearned discounts
   Domestic [3]                              500,701         38,363         11.19        434,194         34,310         11.49
   Foreign                                       789             40          6.74            789             41          7.03
                                            --------       --------                     --------       --------
         TOTAL INTEREST-EARNING
            ASSETS                           856,142         55,018          9.02        746,137         49,981          9.37
                                                           --------        ------                      --------        ------

Cash and due from banks                       42,152                                      46,046
Allowance for credit losses                   (8,967)                                     (8,383)
Goodwill                                      21,158                                      21,158
Other assets                                  21,154                                      19,636
                                            --------                                    --------

         TOTAL ASSETS                       $931,639                                    $824,594
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing deposits
   Domestic
      Savings                               $ 23,402            394          2.25       $ 24,479            398          2.17
      NOW                                     61,762          1,360          2.94         32,459            337          1.39
      Money Market                           137,616          3,220          3.13        128,404          2,950          3.07
      Time                                   189,391          7,382          5.21        174,102          6,776          5.20
   Foreign
      Time                                     2,729            110          5.39          3,047            121          5.32
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          414,900         12,466          4.02        362,491         10,582          3.90

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                76,493          3,006          5.25         87,641          3,520          5.37
   Commercial paper                           31,801          1,224          5.14         24,783            969          5.23
   Other short-term debt                      15,741            757          5.20          6,705            431          5.15
   Long-term debt                             33,165          1,253          5.05         20,026            913          6.09
                                            --------       --------                     --------       --------

         TOTAL INTEREST-BEARING
           LIABILITIES                       572,100         18,706          4.34        501,646         16,415          4.33
                                                           --------          ----                      --------          ----

Noninterest-bearing deposits                 220,552                                     197,559
Other liabilities                             43,490                                      45,150
                                            --------                                    --------
       Total liabilities                     836,142                                     744,355

Shareholders' equity                          95,497                                      80,239
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $931,639                                    $824,594
                                            ========                                    ========

Net interest income/spread                                 $ 36,312          4.68%                     $ 33,566          5.04%
                                                           ========          ====                      ========          ====

Net yield on interest-earning
   assets (margin)                                                           5.96%                                       6.30%
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                        Three Months Ended September 30,
                                  (000 omitted)


                                                                                              Increase/(Decrease)
                                                                                              Three Months Ended
                                                                                         September 30, 1998 and 1997
                                                                                         Volume          Rate          Net[1]
                                                                                        -------        -------       -------
INTEREST INCOME
Interest-bearing deposits with other banks                                              $   (18)       $    (2)      $   (20)
                                                                                        -------        -------       -------

Investment securities
   Available for sale [2]                                                                   888            (54)           834
   Held to maturity                                                                        (572)          (218)          (790)
                                                                                        -------        -------        -------
      Total                                                                                 316           (272)            44
                                                                                        -------        -------        -------


Federal funds sold                                                                           18              1             19
                                                                                        -------        -------        -------

Loans, net of unearned discounts [3]                                                      1,994           (374)         1,620
                                                                                        -------        -------        -------
TOTAL INTEREST INCOME                                                                   $ 2,310        $  (647)       $ 1,663
                                                                                        =======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
   Domestic
      Savings                                                                           $    (2)       $     5        $     3
      NOW                                                                                   177            198            375
      Money Market                                                                          118              4            122
      Time                                                                                 (274)           (93)          (367)
 Foreign
      Time                                                                                   --             --             --
                                                                                        -------        -------        -------
   Total                                                                                     19            114            133
                                                                                        -------        -------        -------
Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase                                                    (181)           (69)          (250)
   Commercial paper                                                                         163            (12)           151
   Other short-term debt                                                                    133              2            135
   Long-term debt                                                                           286            (60)           226
                                                                                        -------        -------        -------
      Total                                                                                 401           (139)           262
                                                                                        -------        -------        -------

TOTAL INTEREST EXPENSE                                                                  $   420        $   (25)       $   395
                                                                                        =======        =======        =======

NET INTEREST INCOME                                                                     $ 1,890        $  (622)       $ 1,268
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

                        STERLING BANCORP AND SUBSIDIARIES
                              Rate/Volume Analysis
                         Nine Months Ended September 30,
                                  (000 omitted)


                                                                                                 Increase/(Decrease)
                                                                                                  Nine Months Ended
                                                                                             September 30, 1998 and 1997
                                                                                         Volume          Rate          Net[1]
                                                                                        -------        -------       -------
INTEREST INCOME
Interest-bearing deposits with other banks                                              $   (34)       $    (4)      $   (38)
                                                                                        -------        -------       -------

Investment securities
   Available for sale [2]                                                                 2,488           (257)         2,231
   Held to maturity                                                                        (709)          (785)        (1,494)
                                                                                        -------        -------        -------
      Total                                                                               1,779         (1,042)           737
                                                                                        -------        -------        -------


Federal funds sold                                                                          284              2            286
                                                                                        -------        -------        -------

Loans, net of unearned discounts [3]                                                      5,127         (1,075)         4,052
                                                                                        -------        -------        -------
TOTAL INTEREST INCOME                                                                   $ 7,156        $(2,119)       $ 5,037
                                                                                        =======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
   Domestic
      Savings                                                                           $   (18)       $    14        $    (4)
      NOW                                                                                   458            565          1,023
      Money Market                                                                          212             58            270
      Time                                                                                  593             13            606
   Foreign
      Time                                                                                  (13)             2            (11)
                                                                                        -------        -------        -------
         Total                                                                            1,232            652          1,884
                                                                                        -------        -------        -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase                                                    (437)           (77)          (514)
   Commercial paper                                                                         272            (17)           255
   Other short-term debt                                                                    323              3            326
   Long-term debt                                                                           517           (177)           340
                                                                                        -------        -------        -------
      Total                                                                                 675           (268)           407
                                                                                        -------        -------        -------

TOTAL INTEREST EXPENSE                                                                  $ 1,907        $   384        $ 2,291
                                                                                        =======        =======        =======

NET INTEREST INCOME                                                                     $ 5,249        $(2,503)       $ 2,746
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

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios




RATIOS AND MINIMUMS
(Dollars in thousands)

                                                                                      For Capital               To Be Well
                                                            Actual                 Adequacy Minimum             Capitalized
AS OF SEPTEMBER 30, 1998                                Amount    Ratio             Amount     Ratio          Amount     Ratio
----------------------------------------                ---------------            -----------------          ----------------
Total Capital (to Risk Weighted Assets):
  The Company                                           $85,966      13.53%        $50,845      8.00%         $63,556     10.00%
  The Bank                                               70,504      11.85          47,617      8.00           59,521     10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                            78,000      12.27          25,422      4.00           38,134      6.00
  The Bank                                               63,133      10.61          23,808      4.00           35,713      6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                            78,000       8.56          36,436      4.00           45,545      5.00
  The Bank                                               63,133       7.26          34,803      4.00           43,504      5.00


AS OF DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
  The Company                                           $79,698      11.82%        $53,935      8.00%         $67,419     10.00%
  The Bank                                               61,521       9.64          51,038      8.00           63,798     10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                            71,268      10.57          26,968      4.00           40,451      6.00
  The Bank                                               55,028       8.63          25,519      4.00           38,279      6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                            71,268       8.31          34,320      4.00           42,900      5.00
  The Bank                                               55,028       6.66          33,032      4.00           41,290      5.00

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

         The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at September 30,1998, presented on page 28, reveals that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

         At September 30,1998, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $50 million and a final maturity of February 27, 2000, another contract with a notional amount of $25 million and a final maturity of October 10, 1999, another contract with a notional amount of $25 million and a final maturity of February 9, 2001 and another contract with a notional amount of $25 million and a final maturity of May 1, 2001. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At September 30,1998, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

         The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up front premiums of $878,500 which are amortized monthly against interest income from the designated assets. At September 30,1998, the unamortized premiums on these contracts totaled $359,000 and are included in other assets. At September 30,1998, $15,000 was receivable under these contracts.

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

          The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 1998, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.08% ($1,108,000) increase in net interest income, while a 200 basis point decline in rates over the same period would approximate a 3.30% ($1,759,000) from an unchanged rate environment.

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

         At September 30,1998, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $37,199,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $56,238,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

                                                                    Repricing Date
                                         -----------------------------------------------------------------------------------------
                                                                                                           Non
                                         3 months        3 months        1 year to         Over            Rate
                                          or less        to 1 year        5 years         5 years        sensitive         Total
                                         ---------       ---------       ---------       ---------       ---------       ---------
ASSETS
   Interest-bearing deposits
       with other banks                  $     315       $   --          $   --          $  --           $   --          $     315
   Investment securities                     --             23,127          13,208        279,045            6,797         322,177
   Federal funds sold                        4,000           --              --             --               --              4,000
   Loans, net of unearned
    discounts                              469,396           2,886          68,333         54,634           (8,819)        586,430
   Noninterest-earning assets
    and allowance for
     credit losses                           --              --              --              --             72,426          72,426
                                         ---------       ---------       ---------       ---------       ---------       ---------

      Total Assets                         473,711          26,013          81,541        333,679           70,404         985,348
                                         ---------       ---------       ---------       --------        ---------       ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits
      Savings [1]                            --              --             23,433           --              --             23,433
      NOW [1]                                --              --             59,653           --              --             59,653
      Money market [1]                     108,379           --             25,789           --              --            134,168
      Time - domestic                       99,935          50,617          17,805           --              --            168,357
           - foreign                         1,000           1,730           --              --              --              2,730
  Federal funds purchased &
      securities sold u/a/r                 88,675           6,000           --              --              --             94,675
  Commercial paper                          36,949           --              --              --              --             36,949
  Other short-term borrowings               16,639             350           --              --              --             16,989
   Long-term borrowings - FHLB               --             20,000          21,400           --              --             41,400
   Noninterest-bearing
    liabilities and share-
     holders' equity                         --              --              --              --            406,994         406,994
                                         ---------       ---------       ---------       ---------       ---------       ---------

       Total Liabilities and
          Shareholders' Equity             351,577          78,697         148,080           --            406,994         985,348
                                         ---------       ---------       ---------       ---------       ---------       ---------

Net Interest Rate
      Sensitivity Gap                    $ 122,134       $ (52,684)      $ (66,539)      $ 333,679       $(336,590)      $   --
                                         =========       =========       =========       =========       =========       =========

Cumulative Gap at
      September 30, 1998                 $ 122,134       $  69,450       $   2,911       $ 336,590       $   --          $   --
                                         =========       =========       =========       =========       =========       =========

Cumulative Gap at
      September 30, 1997                 $  61,904       $  11,651       $ (21,047)      $ 273,466       $   --          $   --
                                         =========       =========       =========       =========       =========       =========

Cumulative Gap at
      December 31, 1997                  $ 158,116       $  97,742       $  60,343       $ 377,414       $   --          $   --
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

                        STERLING BANCORP AND SUBSIDIARIES




Item 6.  Exhibits and Reports on Form 8-K

            (a) The following exhibits are filed as part of this report:

                  Exhibit

                  11           Statement Re: Computation of Per Share Earnings
                  27           Financial Data Schedule




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STERLING BANCORP
                                                   .............................
                                                       (Registrant)



 Date    11/13/98                     /s/   Louis J. Cappelli
     ---------------                 -------------------------------------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer



 Date    11/13/98                     /s/   John W. Tietjen
     ---------------                 -------------------------------------------
                                            John W. Tietjen
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  Exhibit Index







   Exhibit                                                       Filed
    Number           Description                                Herewith
    ------           -----------                                --------


      11             Computation of Per Share Earnings             X


      27             Financial Data Schedule                       X