Form 10-K
period 1998-12-31
STERLING BANCORP
filed 1999-03-29
CIK 93451

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998         Commission File No. 1-5273-1

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





           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                      ON WHICH REGISTERED
   -------------------                                      -------------------
Common Shares, $1 par value                               New York Stock Exchange
Preferred Stock Purchase Rights                           New York Stock Exchange



           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  On March 10, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $149,535,613.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 8,167,991 SHARES WERE OUTSTANDING AT MARCH 10, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (1) Specified portions of the Sterling Bancorp 1998 Annual Report are incorporated by reference in Parts I and II.

  (2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 10, 1999 are incorporated by reference in Part III.

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
                      CONDITION AND RESULTS OF OPERATIONS............          II-1

Item  7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK..............................          II-1

Item  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........           II-1

Item  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE............          II-1

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

                                     PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K........................         IV-1


SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     PART I

ITEM 1. BUSINESS
                                     GENERAL

Sterling Bancorp ("the parent company" or "the Registrant") is a bank holding company, as defined by the Bank Holding Company Act of 1956("the BHCA"), as amended. Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. Sterling has operations in New York and Virginia and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank") - its principal subsidiary, and all of the outstanding shares of Sterling Industrial Loan Association and Sterling Banking Corporation ("finance subsidiaries"). Sterling National Mortgage Company, Inc. ("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia"), Sterling Factors Corporation ("Factors") and Sterling Holding Company of Virginia, Inc. are wholly owned subsidiaries of the bank. Until 1997, Factors was a finance subsidiary of the Registrant. Sterling Holding Company of Virginia, Inc. was formed as of December 21, 1998 and owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc. which was formed as of March 1, 1997. Throughout the report, the terms "the Company" or "Sterling" refers to Sterling Bancorp and its subsidiaries. Segment information appearing in Footnote 21 beginning on page 36 of the 1998 Annual Report is incorporated by reference herein.


                           GOVERNMENT MONETARY POLICY

The Company is affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System. An important element of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve have in the past had a significant effect on operations of financial institutions, including the bank, and will continue to do so in the future. Changing conditions in the national economy and in the money markets make it impossible to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Company. Foreign activities of the Company are not considered to be material.


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

      The bank provides a range of banking services to businesses and individuals including checking, savings and money market accounts, certificates of deposit, business loans, personal and installment loans, VISA/MASTERCARD, safe deposit and night depository facilities. Business lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies of all sizes as well as government and non-profit agencies. Loan facilities available to these customers include short-term revolving credit arrangements, term loans, letters of credit,accounts receivable management services, asset-based financing, equipment financing, real estate and mortgage loans, leasing and lock box services.
      Through its international division and International Banking Facility, the bank offers financial services to its customers and correspondents in the world's major financial centers. These services consist of financing import and export transactions, issuance of letters of credit and creation of bankers acceptances. In addition to its direct worldwide correspondent banking relationships, active bank account relationships are maintained with leading foreign banking institutions in major financial centers.
      The bank's trust division provides a variety of fiduciary, investment management, advisory and corporate agency services to individuals, corporations and foundations. The bank acts as trustee for pension, profit-sharing and other employee benefit plans and personal trusts and estates. For corporations, the bank acts as trustee, transfer agent, registrar and in other corporate agency capacities.
      Factors provides accounts receivable management services. Factors purchases clients' accounts receivable, assumes credit risk on approved orders and handles credit and collection details and bookkeeping requirements. Income for these services is derived from commissions charged for receivables serviced and interest charged on advances to the client. For these services, Factors receives a portion of factoring commissions paid by the clients plus a portion of interest charged on advances. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries.
      Sterling's mortgage banking and brokerage business is conducted through companies located in Virginia and New York. SNMC-Virginia, with offices in Virginia and North Carolina, originates and services non-conforming mortgages, for its own portfolio and resale, on residential properties in Virginia and several adjoining states. SNMC-New York, with offices in New York (on Long Island and in Westchester County) and New Jersey (in Mercer County), originates for resale conforming, residential mortgage loans throughout the tri-state metropolitan area, and has offices on Long Island and in Westchester.
      There are no industry concentrations exceeding 10% of loans, gross in the commercial and industrial loan portfolio. Approximately 70% of the bank's loans are to borrowers located in the metropolitan New York area.
      The composition of income from the operations of the bank and its subsidiaries for the years ended: [1] December 31, 1998 included interest and fees on commercial and other loans (54%), interest and dividends on investment securities (25%) and other (21%); [2] December 31, 1997 included interest and fees on commercial and other loans (55%), interest and dividends on investment securities (28%), and other (17%); [3] December 31, 1996 included interest and fees on commercial and other loans (52%), interest and dividends on investment securities (35%), and other (13%).
      At December 31, 1998, the bank and its subsidiaries had 334 employees, consisting of 115 officers and 219 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

PARENT COMPANY AND FINANCE SUBSIDIARIES
      The parent company makes loans that are secured by personal property, accounts receivable or other collateral; occasionally unsecured advances are provided to its customers.
      Sterling Financial Services Company("Sterling Financial"), a division of the parent company, is a nationwide provider of consumer receivables financing. Sterling Financial engages in asset based lending with independent dealers who market products, such as housewares, appliances, automobiles, and educational material to consumers on an installment basis with repayment terms between 12 and 48 months. Sterling Financial administers these installment contracts for the dealer, providing billing, payment processing and other bookkeeping services. Sterling Financial makes advances to each dealer of up to 80% of the discounted aggregate value of the dealer's installment contracts.
      The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its finance subsidiaries for the years ended: [1] December 31, 1998 included interest and fees on loans (72%), dividends, interest and service fees (24%) and other (4%); [2] December 31, 1997 included interest and fees on loans (61%), dividends, interest and service fees (25%), and other (14%); [3] December 31, 1996 included interest and fees on loans (42%), interest and fees on accounts receivable factored (20%), dividends, interest and service fees (31%), and other (7%). For the year ended December 31, 1996, Factors was a finance subsidiary, and the results of its operations were included in the foregoing and in all financial statements relating to that year.
      At December 31, 1998, the parent company and its finance subsidiaries employed 25 persons consisting of 8 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.


                           SUPERVISION AND REGULATION

GENERAL
Sterling Bancorp is a registered bank holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Board of Governors of The Federal Reserve System ("FRB").
      The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than banking or managing or controlling banks or furnishing services to or performing services for their subsidiaries. The BHCA also authorizes the Federal Reserve Board to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Under the provisions of FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 1998, the capital ratios for the Company and the bank exceeded the requirements for "well capitalized" institutions.
      The table presenting capital and ratios for the Company and the bank as of December 31, 1998 and 1997 appears in footnote 20 on page 36 of the Company's 1998 Annual Report and is incorporated by reference herein.

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


SUPPORT OF THE BANK
The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times when, absent such regulations, the bank holding company might not otherwise provide such support.
      In addition, the Financial Institutions Reform, Recovery, and Enforcement Act of 1984 provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC insured depository institution or in connection with any assistance provided by the FDIC to a commonly controlled institution "in danger of default" (as defined).
      In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is generally required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or creditors other than depositors. Under the provisions of FDICIA, the FDIC is authorized to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency. Such a payment would constitute full payment and satisfaction of the FDIC's obligations to claimants. The rate of such final settlement payment is to be a percentage rate determined by the FDIC reflecting an average of the FDIC's receivership recovery experience.

FDIC INSURANCE
Under the FDIC's risk related insurance assessment system, insured depository institutions may be required to pay annual assessments to the FDIC. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The three supervisory subgroups are Group "A"- financially solid institutions with only a few minor weaknesses, Group "B"- institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund and Group "C"- institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.
      Under current FDIC practices, the bank was required to pay deposit insurance premiums during 1998. Future assessment rates will be based on capital levels and bank regulators' ratings as is required by FDCIA. In addition, the bank will be required to make payments for the servicing of obligations of the Financing Corporation (FICO) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.
      Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.


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


LEGISLATIVE PROPOSALS
Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress and other regulatory authorities continue to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit depository institutions and bank holding companies from conducting certain types of activities, to subject depository institutions to increased disclosure and reporting requirements, to alter the statutory separations of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

                  SELECTED CONSOLIDATED STATISTICAL INFORMATION


  I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 55, 56, and 57 of the Company's 1998 Annual Report is incorporated by reference herein.


 II.  Investment Portfolio

A summary of the Company's investment securities by type with related carrying values at the end of each of the most recent three fiscal years appears on page 46 of the Company's 1998 Annual Report and is incorporated herein by reference. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the Company's 1998 Annual Report on pages 23 and 24 and is incorporated by reference herein. The average yield by maturity range is not available.



III.  Loan Portfolio

A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the most recent five fiscal years appears on page 47 of the Company's 1998 Annual Report and is incorporated herein by reference.
   The following table sets forth the maturities and sensitivity to changes in interest rates of the Company's commercial and industrial and foreign loans.


                                             Due One         Due One         Due After         Total
                                              Year           to Five           Five            Gross
                                             or Less          Years            Years           Loans
                                             -------          -----            -----           -----
                                                                    (in thousands)
Commercial and industrial                    $437,208        $ 28,131        $    383        $465,722
Foreign                                           787              --              --             787
                                             --------        --------        --------        --------
           Total                             $437,995        $ 28,131        $    383        $466,509
                                             ========        ========        ========        ========

Loans due after one year, which have:
    Predetermined interest
         rates                                               $  1,217        $    102        $  1,319
    Floating or adjustable
         interest rates                                        26,914             281          27,195
                                                             --------        --------        --------
           Total                                             $ 28,131        $    383        $ 28,514
                                                             ========        ========        ========

        It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the Company's 1998 Annual Report beginning on page 46 under the caption "Loan Portfolio", page 25 in footnote 6 and on page 20 in footnote 1 under the caption "Loans" is incorporated by reference herein.
        A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years appears on page 47 of the Company's 1998 Annual Report and is incorporated herein by reference; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.


 IV. Summary of Loan Loss Experience

The information appearing in the Company's 1998 Annual Report beginning on page 25 in footnote 7 and beginning on page 47 under the caption "Asset Quality" is incorporated by reference herein. A table setting forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years appears on page 48 of the Company's 1998 Annual Report and is incorporated herein by reference.
      The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 1998. Net losses within the loan portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 1998.
      To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, a table presenting the Company's allocation of the allowance appears on page 49 of the Company's 1998 Annual Report and is incorporated herein by reference. This allocation is based on subjective estimates by management and may vary from year to year based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the Company's 1998 Annual Report beginning on page 47 under the caption "Asset Quality" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in a loan category.


  V. Deposits

Average deposits and average rates paid for each of the most recent three years is presented in the Company's 1998 Annual Report on page 55 and is incorporated by reference herein.
        Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the Company's 1998 Annual Report on page 26 in footnote 8 and is incorporated by reference herein.
        The table providing selected information with respect to the Company's deposits for each of the most recent three fiscal years appears on page 49 of the Company's 1998 Annual Report and is incorporated by reference herein.
        Interest expense for the most recent three fiscal years is presented in footnote 8 on page 26 of the Company's 1998 Annual Report and is incorporated by reference herein.

VI. Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years follow:

                                                                                   Years Ended December 31,
                                                                          --------------------------------------

                                                                          1998            1997              1996
                                                                          ----            ----              ----
Return on average total assets (Net income
   divided by average total assets)                                       1.37%           1.30%             1.06%
Return on average shareholders' equity (Net
   income divided by average equity)                                     13.24%          13.20%            12.55%
Dividend payout ratio (Dividends declared per
   share divided by net income per share)                                27.47%          26.64%            26.95%
Average shareholders' equity to average total
   assets (Average equity divided by average
   total assets)                                                         10.33%           9.84%             8.46%

VII. Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the Company's 1998 Annual Report on page 27 in footnote 9 and is incorporated by reference herein.


ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 430 Park Avenue, New York, N.Y. consisting of approximately 15,000 square feet. The lease for these premises expires June 29, 2001. Annual rental commitments approximate $444,000. Certain finance subsidiaries maintain offices in Great Neck, New York and Richmond, Virginia.
      In addition to the principal offices, the bank maintains operating leases for four branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Westchester, Nassau and Suffolk counties (New York), in Mercer County (New Jersey) and in Richmond and Virginia Beach (Virginia) with an aggregate of approximately 97,200 square feet. The annual office rental commitments for these premises approximates $1,647,000. The leases have expiration dates ranging from 1999 through 2015 with varying additional renewal options. The bank also maintains a branch located in Forest Hills owned by the bank (and not subject to a mortgage).


ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information beginning on page 10 of the Sterling Bancorp Proxy Statement dated March 10, 1999 under the caption "APPROVAL OF STOCK INCENTIVE PLAN AMENDMENT" is incorporated by reference herein.

                                     PART II


         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The information appearing on page 53 of the Sterling Bancorp 1998 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein.



         ITEM 6. SELECTED FINANCIAL DATA


         The information appearing on page 44 of the 1998 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.



         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information appearing on pages 44 - 57 of the 1998 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated by reference herein. Supplementary data appearing on page 42 footnote 24 of the 1998 Annual Report is incorporated by reference herein.


         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The information appearing on pages 50 - 52 of the 1998 Annual Report under the caption "ASSET/LIABILITY MANAGEMENT" IS INCORPORATED BY REFERENCE HEREIN.


         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The Company's consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 and the statements of condition of Sterling National Bank as of December 31, 1998 and 1997, notes thereto and Independent Auditors' Report thereon appearing on pages 14 - 43 of the 1998 Annual Report, are incorporated by reference herein.


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 10, 1999 under the caption "ELECTION OF DIRECTORS" and beginning on page _ of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" are incorporated by reference herein.

              Executive Officers - This information is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K:

                                                                                                    Held
                                                                                                  Executive
                                                                                                   Office
              Name of Executive            Title                                         Age        Since
              -----------------            -----                                         ---        -----
              Louis J. Cappelli            Chairman of the Board and
                                             Chief Executive Officer,
                                              Director                                   68         1967
              John C. Millman              President, Director                           56         1986
              Jerrold Gilbert              Executive Vice President, General
                                              Counsel & Secretary                        62         1974
              John W. Tietjen              Executive Vice President, Treasurer
                                             and Chief Financial Officer                 54         1989
              John A. Aloisio              Senior Vice President                         56         1992

         All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

         ITEM 11. EXECUTIVE COMPENSATION

         The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 10, 1999 under the caption " Executive Compensation and Related Matters" and on page 8 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information beginning on page 9 of the Sterling Bancorp Proxy Statement dated March 10, 1999 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing on page 8 of the Sterling Bancorp Proxy Statement dated March 10, 1999 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.

                                      III-1

                                     PART IV


         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         (a) The documents filed as a part of this report are listed below:

             1.  Financial Statements

                     Annual Report to security holders, Sterling Bancorp 1998
                 Annual Report (This document is filed only to the extent of pages 14 through 57 which are incorporated by reference herein).

             2.  Financial Statement Schedules

                 None

             3.  Exhibits

                 3(i)(A) Amended and restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).
                 (i)(B) Certificate of Amendment of The Certificate of Incorporation filed with the State of New York Department of State, June 13, 1988 (Filed as Exhibit
                           3.5 to Registrant's Form 10-K for the fiscal year ended December 31, 1988 and incorporated by reference herein).
                 (i)(C) Certificate of Amendment of The Certificate of Incorporation filed with the State of New York Department of State, March 5, 1993 (Filed as Exhibit
                           4.1 to Registrant's Form 8-K dated March 5, 1993 and incorporated by reference herein).
                 (ii)(A)   By-Laws as in effect on March 15, 1993 (Filed as
                           Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).
                 (ii)(B)   Amendments to By-Laws adopted May 21, 1998 (Filed as
                           Exhibit 3 to the Registrant's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).
                 4(a) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 33-23877 and incorporated by reference herein).
                 (b) Indenture dated as of August 1, 1995 relating to floating interest rate convertible subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).

                 10(i)     Employment Agreements, dated as of February 19, 1993
                           (Filed as Exhibits 3.4(a) and 3.4(b), respectively,
                           to the Registrant's Form 10-K for the fiscal year
                           ended December 31, 1992 and incorporated by reference
                           herein).
                           (a) For Louis J. Cappelli
                           (b) For John C. Millman
                 (ii)      Amendments to Employment Agreements dated February
                           14, 1995 (Filed as Exhibits 3.10(ii)(a) and
                           3.10(ii)(b), respectively to the Registrant's Form
                           10-K for the fiscal year ended December 31, 1994 and
                           incorporated by reference herein).
                           (a) For Louis J. Cappelli
                           (b) For John C. Millman
                 (iii)     Amendments to Employment Agreements dated February 8,
                           1996 (Filed as Exhibits 3.10(iii)(a) and
                           3.10(iii)(b), respectively to the Registrant's Form
                           10-K for the fiscal year ended December 31, 1995 and
                           incorporated by reference herein).
                           (a) For Louis J. Cappelli
                           (b) For John C. Millman
                 (iv)      Amendments to Employment Agreements dated February
                           28, 1997 (Filed as Exhibits 3.10(iv)(a) and
                           3.10(iv)(b), respectively to the Registrant's Form
                           10-K for the fiscal year ended December 31, 1996 and
                           incorporated by reference herein).
                           (a) For Louis J. Cappelli
                           (b) For John C. Millman
                 (v)       Amendments to Employment Agreements dated February
                           19, 1998 (Filed as Exhibits 3.10(v)(a) and
                           3.10(v)(b), respectively to the Registrant's Form
                           10-K for the fiscal year ended December 31, 1997 and
                           incorporated by reference herein).
                           (a) For Louis J. Cappelli
                           (b) For John C. Millman
                 (vi)      Amendments to Employment Agreements dated May 22,
                           1998 (Filed as Exhibits 10(i)(a) and 10(i)(b),
                           respectively, to the Registrant's Form 10-Q for the
                           six months ended June 30, 1998 and incorporated by
                           reference herein).
                 (vii)     Form of change of Control Severance agreement entered
                           in on May 21, 1998 between the Registrant and each of
                           six executives (Filed as Exhibit 10(ii) to the
                           Registrant's Form 10-Q for the six months ended June
                           30, 1998 and incorporated by reference herein).
                 (viii)    Amendments to Employment Agreements dated March 9,
                           1999
                           (a) For Louis J. Cappelli
                           (b) For John C. Millman
                 11        Statement re: Computation of Per Share Earnings.
                 13        Annual Report to security holders, Sterling Bancorp
                           1998 Annual Report (This document is filed only to
                           the extent of pages 14 through 57, which are
                           incorporated by reference herein).
                 21        Subsidiaries of the Registrant.
                 23        Consent of KPMG LLP Independent Certified Public
                           Accountants.
                 27        Financial Data Schedule.

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



                                STERLING BANCORP




                              /s/ Louis J. Cappelli
                              ---------------------
                           Louis J. Cappelli, Chairman
                          (Principal Executive Officer)

                                 March 26, 1999
                                 --------------
                                      Date


                               /s/ John W. Tietjen
                               -------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                 March 26, 1999
                                 --------------
                                      Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 26, 1999                     /s/       Louis J. Cappelli                   Director
--------------                     -----------------------------                 ---------
    (Date)                                    (Signature)                          (Title)

March 26, 1999                     /s/       John C. Millman                     Director
--------------                     -----------------------------                 ---------
    (Date)                                    (Signature)                          (Title)

March 26, 1999                     /s/       Lillian Berkman                     Director
--------------                     -----------------------------                 ---------
    (Date)                                    (Signature)                          (Title)

March 26, 1999                     /s/       Joseph M. Adamko                    Director
--------------                     -----------------------------                 ---------
    (Date)                                    (Signature)                          (Title)

March 26, 1999                     /s/       Henry J. Humphreys                  Director
--------------                     -----------------------------                 ---------
    (Date)                                    (Signature)                          (Title)

March 26, 1999                     /s/       Walter Feldesman                    Director
--------------                     -----------------------------                 ---------
    (Date)                                    (Signature)                          (Title)

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549










                                 DOCUMENTS FILED

                                    AS A PART

                                 OF THIS REPORT

                                       ON

                                    FORM 10-K

                              ANNUAL REPORT - 1998















                                STERLING BANCORP

                                 DOCUMENT INDEX

              1.  Financial Statements

                         Annual Report to security holders, Sterling Bancorp
                          1998 Annual Report (This document is filed only to the extent of pages 14 through 57 which are incorporated by reference herein).

              2.  Financial Statement Schedules

                    None

              3.  Exhibits

                  3(i)(A) Amended and restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).
                 (i)(B) Certificate of Amendment of The Certificate of Incorporation filed with the State of New York Department of State, June 13, 1988 (Filed as
                              Exhibit 3.5 to Registrant's Form 10-K for the fiscal year ended December 31, 1988 and incorporated by reference herein).
                 (i)(C) Certificate of Amendment of The Certificate of Incorporation filed with the State of New York Department of State, March 5, 1993 (Filed as
                              Exhibit 4.1 to Registrant's Form 8-K dated March 5, 1993 and incorporated by reference herein).
                 (ii)(A)      By-Laws as in effect on March 15, 1993 (Filed as
                              Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).
                 (ii)(B) Amendments to By-Laws adopted May 21, 1998 (Filed as Exhibit 3 to the Registrant's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).
                 4(a) Indenture relating to floating interest rate convertible subordinated debentures, 4th series, due November 1, 1998 (Filed as Exhibit 4(a) to Registrant's Registration Statement 33-23877 and incorporated by reference herein).
                 (b) Indenture dated as of August 1, 1995 relating to floating interest rate convertible subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).
                 10(i) Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (ii) Amendments to Employment Agreements dated February 14, 1995 (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (iii) Amendments to Employment Agreements dated February 8, 1996 (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman

                 (iv)         Amendments to Employment Agreements dated February
                              28, 1997 (Filed as Exhibits 3.10(iv)(a) and
                              3.10(iv)(b), respectively to the Registrant's Form
                              10-K for the fiscal year ended December 31, 1996
                              and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (v)          Amendments to Employment Agreements dated February
                              19, 1998 (Filed as Exhibits 3.10(v)(a) and
                              3.10(v)(b), respectively to the Registrant's Form
                              10-K for the fiscal year ended December 31, 1997
                              and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (vi)         Amendments to Employment Agreements dated May 22,
                              1998 (Filed as Exhibits 10(i)(a) and 10(i)(b),
                              respectively, to the Registrant's Form 10-Q for
                              the six months ended June 30, 1998 and
                              incorporated by reference herein).
                 (vii)        Form of change of Control Severance agreement
                              entered in on May 21, 1998 between the Registrant
                              and each of six executives (Filed as Exhibit
                              10(ii) to the Registrant's Form 10-Q for the six
                              months ended June 30, 1998 and incorporated by
                              reference herein).
                 (viii)       Amendments to Employment Agreements dated March 9,
                              1999
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                  11          Statement re: Computation of Per Share Earnings.
                  13          Annual Report to security holders, Sterling
                              Bancorp 1998 Annual Report (This document is filed
                              only to the extent of pages 14 through 57, which
                              are incorporated by reference herein).
                  21          Subsidiaries of the Registrant.
                  23          Consent of KPMG LLP Independent Certified Public
                              Accountants.
                  27          Financial Data Schedule.

             4. Reports on Form 8-K:

                         There were no reports on Form 8-K filed during the last
                          quarter of the period covered by this report.

                                  EXHIBIT INDEX

                 Exhibit
                 Number

                 3(i)(A)      Amended and Restated Certificate of Incorporation
                              filed with the State of New York, Department of
                              State, August 14, 1986 (Filed as Exhibit 3.3 to
                              Registrant's Form 10-K for the fiscal year ended
                              December 31, 1986 and incorporated by reference
                              herein
                 (i)(B)       Certificate of Amendment of The Certificate of
                              Incorporation filed with the State of New York
                              Department of State, June 13, 1988 (Filed as
                              Exhibit 3.5 to Registrant's Form 10-K for the
                              fiscal year ended December 31, 1988 and
                              incorporated by reference herein).
                 (i)(C)       Certificate of Amendment of The Certificate of
                              Incorporation filed with the State of New York
                              Department of State, March 5, 1993 (Filed as
                              Exhibit 4.1 to Registrant's Form 8-K dated March
                              5, 1993 and incorporated by reference herein).
                 (ii)         By-Laws as in effect on March 15, 1993 (Filed as
                              Exhibit 3.3 to the Registrant's Form 10-K for the
                              fiscal year ended December 31, 1992 and
                              incorporated by reference herein).
                 4(a)         Indenture relating to floating interest rate
                              convertible subordinated debentures, 4th series,
                              due November 1, 1998 (Filed as Exhibit 4(a) to
                              Registrant's Registration Statement 33-23877 and
                              incorporated by reference herein).
                 (b)          Indenture dated as of August 1, 1995 relating to
                              floating interest rate convertible subordinated
                              debentures, series V, due July 1, 2001 (Filed as
                              Exhibit T3C to Registrant's Application for
                              Qualification of Indenture No. 022-22183 and
                              incorporated by reference herein).
                 10(i)        Employment Agreements, dated as of February 19,
                              1993 (Filed as Exhibits 3.4(a) and 3.4(b),
                              respectively, to the Registrant's Form 10-K for
                              the fiscal year ended December 31, 1992 and
                              incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (ii)         Amendments to Employment Agreements dated February
                              14, 1995 (Filed as Exhibits 3.10(ii)(a) and
                              3.10(ii)(b), respectively, to the Registrant's
                              Form 10-K for the fiscal year ended December 31,
                              1994 and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (iii)        Amendments to Employment Agreements dated February
                              8, 1996 (Filed as Exhibits 3.10(iii)(a) and
                              3.10(iii)(b), respectively to the Registrant's
                              Form 10-K for the fiscal year ended December 31,
                              1995 and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (iv)         Amendments to Employment Agreements dated February
                              28, 1997 (Filed as Exhibits 3.10(iv)(a) and
                              3.10(iv)(b), respectively to the Registrant's Form
                              10-K for the fiscal year ended December 31, 1996
                              and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (v)          Amendments to Employment Agreements dated February
                              19, 1998 (Filed as Exhibits 3.10(v)(a) and
                              3.10(v)(b), respectively to the Registrant's Form
                              10-K for the fiscal year ended December 31, 1997
                              and incorporated by reference herein).
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                 (vi)         Amendments to Employment Agreements dated May 22,
                              1998 (Filed as Exhibits 10(i)(a) and 10(i)(b),
                              respectively, to the Registrant's Form 10-Q for
                              the six months ended June 30, 1998 and
                              incorporated by reference herein).
                 (vii)        Form of change of Control Severance agreement
                              entered in on May 21, 1998 between the Registrant
                              and each of six executives (Filed as Exhibit
                              10(ii) to the Registrant's Form 10-Q for the six
                              months ended June 30, 1998 and incorporated by
                              reference herein).
                 (viii)       Amendments to Employment Agreements dated March 9,
                              1999
                              (a) For Louis J. Cappelli
                              (b) For John C. Millman
                  11          Statement re: Computation of Per Share Earnings.
                  13          Annual Report to security holders, Sterling
                              Bancorp 1998 Annual Report (This document is filed
                              only to the extent of pages 14 through 57, which
                              are incorporated by reference herein).
                  21          Subsidiaries of the Registrant.
                  23          Consent of KPMG LLP Independent Certified Public
                              Accountants.
                  27          Financial Data Schedule.