Form 10-Q
period 1999-03-31
STERLING BANCORP
filed 1999-05-13
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________


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

                                [X] YES   [ ] NO


        AS OF MARCH 31, 1999 THERE WERE 8,154,891 SHARES OF COMMON STOCK,
                          $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP


PART I FINANCIAL INFORMATION                                                Page

      Item 1. Financial Statements (Unaudited)

            Consolidated Financial Statements                                  3
            Notes to Consolidated Financial Statements                         8

      Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

            Business                                                          11
            Overview                                                          11
            Income Statement Analysis                                         12
            Balance Sheet Analysis                                            13
            Capital                                                           15
            Average Balance Sheets                                            17
            Rate/Volume Analysis                                              18
            Regulatory Capital and Ratios                                     19

      Item 3. Quantitative and Qualitative Disclosures About
                Market Risk

            Asset/Liability Management                                        20
            Interest Rate Sensitivity                                         23

PART II OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                24


SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

      Exhibit 11 Computation of Per Share Earnings                            26
      Exhibit 27 Financial Data Schedule                                      27

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                    March 31,       December 31,
ASSETS                                                                1999              1998
                                                                 --------------    --------------
Cash and due from banks                                          $   40,567,607    $   43,311,268
Interest-bearing deposits with other banks                              515,000           515,000
Investment securities
   Available for sale (at estimated market value)                   134,955,232       145,060,902
   Held to maturity (estimated market value
     $190,729,429 and $185,425,123, respectively)                   190,304,229       184,745,325
                                                                 --------------    --------------
            Total investment securities                             325,259,461       329,806,227
                                                                 --------------    --------------

Loans, net of unearned discounts                                    587,839,161       640,206,308
Less allowance for credit losses                                     10,393,811        10,156,077
                                                                 --------------    --------------
            Loans, net                                              577,445,350       630,050,231
                                                                 --------------    --------------
Customers' liability under acceptances                                  169,529           609,431
Excess cost over equity in net assets of the
   banking subsidiary                                                21,158,440        21,158,440
Premises and equipment, net                                           6,268,690         6,294,654
Accrued interest receivable                                           4,078,611         3,991,914
Other real estate owned                                                 902,952         1,044,509
Other assets                                                          8,888,792         7,663,541
                                                                 --------------    --------------
                                                                 $  985,254,432    $1,044,445,215
                                                                 ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                  $  259,886,746    $  329,020,287
   Interest-bearing deposits                                        399,366,547       373,782,181
                                                                 --------------    --------------
            Total deposits                                          659,253,293       702,802,468
Federal funds purchased and securities
   sold under agreements to repurchase                               85,159,496        99,429,027
Commercial paper                                                     40,513,300        41,529,300
Other short-term borrowings                                          10,312,105        12,771,325
Acceptances outstanding                                                 169,529           609,431
Due to factoring clients                                             30,783,615        32,074,004
Accrued expenses and other liabilities                               14,942,779        11,678,336
                                                                 --------------    --------------
                                                                    841,134,117       900,893,891
Long-term debt - FHLB                                                41,050,000        41,400,000
                                                                 --------------    --------------
            Total liabilities                                       882,184,117       942,293,891
                                                                 --------------    --------------

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares
      Series B ($20 liquidation value), issued 1,230 shares              24,600            24,600
      Series D ($10 liquidation value), issued 243,929 shares         2,439,290         2,439,290
                                                                 --------------    --------------
                                                                      2,463,890         2,463,890

   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued  8,318,284 and 8,310,284 shares, respectively            8,318,284         8,310,284
   Capital surplus                                                   45,379,315        45,287,315
   Retained earnings                                                 51,287,902        48,817,648
   Accumulated other comprehensive income                                76,954           538,840
                                                                 --------------    --------------
                                                                    107,526,345       105,417,977
   Less
      Common shares in treasury at cost, 163,393 and
        101,693 shares, respectively                                  2,862,275         1,592,690
      Unearned compensation                                           1,593,755         1,673,963
                                                                 --------------    --------------
            Total shareholders' equity                              103,070,315       102,151,324
                                                                 --------------    --------------
                                                                 $  985,254,432    $1,044,445,215
                                                                 ==============    ==============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                         Three Months Ended
                                                              March 31,
                                                        1999             1998
                                                     -----------     -----------
INTEREST INCOME
   Loans                                             $13,138,475     $12,259,919
   Investment securities:
      Available for sale                               1,964,764       1,878,135
      Held to maturity                                 2,621,355       3,837,126
   Federal funds sold                                    188,277         138,639
   Deposits with other banks                              24,186          74,671
                                                     -----------     -----------
            Total interest income                     17,937,057      18,188,490
                                                     -----------     -----------

INTEREST EXPENSE
   Deposits                                            3,308,600       4,404,727
   Federal funds purchased
      and securities sold under agreements
      to repurchase                                      972,342       1,217,449
   Commercial paper                                      488,272         361,031
   Other short-term borrowings                           102,780         244,432
   Long-term debt                                        525,283         204,264
                                                     -----------     -----------
            Total interest expense                     5,397,277       6,431,903
                                                     -----------     -----------
Net interest income                                   12,539,780      11,756,587
Provision for credit losses                            1,383,000         844,000
                                                     -----------     -----------
Net interest income after provision
 for credit losses                                    11,156,780      10,912,587
                                                     -----------     -----------

NONINTEREST INCOME
   Factoring income                                    1,156,263       1,033,652
   Mortgage banking income                             1,207,642         859,045
   Service charges on deposit accounts                   792,595         674,588
   Trade finance income                                  523,606         403,668
   Trust income                                          196,185         189,495
   Other service charges and fees                        327,526         252,563
   Other income                                           24,071          62,314
                                                     -----------     -----------
            Total noninterest income                   4,227,888       3,475,325
                                                     -----------     -----------

NONINTEREST EXPENSES
   Salaries                                            4,639,643       4,407,664
   Employee benefits                                   1,011,152       1,006,345
                                                     -----------     -----------
            Total personnel expenses                   5,650,795       5,414,009
   Occupancy expense, net                                759,645         792,798
   Equipment expense                                     549,942         590,631
   Other expenses                                      2,681,900       2,322,229
                                                     -----------     -----------
            Total noninterest expenses                 9,642,282       9,119,667
                                                     -----------     -----------
Income before income taxes                             5,742,386       5,268,245
Provision for income taxes                             2,277,764       2,265,280
                                                     -----------     -----------

Net income                                           $ 3,464,622     $ 3,002,965
                                                     ===========     ===========

Average number of common shares outstanding
   Basic                                               8,184,916       8,218,288
   Diluted                                             8,567,736       8,663,144
Per average common share
   Basic                                             $       .42     $       .36
   Diluted                                                   .40             .35
Dividends per common share                                   .12             .10

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income


                                                                 Three Months Ended
                                                                      March 31,
                                                                1999            1998
                                                             -----------     -----------
Net income                                                   $ 3,464,622     $ 3,002,965

Other comprehensive income, net of tax:
      Unrealized holding losses arising during the period       (461,886)        (75,927)
                                                             -----------     -----------

Comprehensive income                                         $ 3,002,736     $ 2,927,038
                                                             ===========     ===========

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity


                                                      Three Months Ended
                                                           March 31,
                                                    1999               1998
                                                -------------     -------------
PREFERRED STOCK
   Balance at January 1                         $   2,463,890     $   2,486,730
   Conversions of Series D shares                          --           (15,220)
                                                -------------     -------------
   Balance at March 31                          $   2,463,890     $   2,471,510
                                                =============     =============

COMMON STOCK
   Balance at January 1                         $   8,310,284     $   8,262,500
   Conversions of preferred shares
      into common shares                                   --             1,522
   Options exercised                                    8,000               500
                                                -------------     -------------
   Balance at March 31                          $   8,318,284     $   8,264,522
                                                =============     =============

CAPITAL SURPLUS
   Balance at January 1                         $  45,287,315     $  44,775,759
   Conversions of preferred shares
      into common shares                                   --            13,698
   Options exercised                                   92,000             3,125
                                                -------------     -------------
   Balance at March 31,                         $  45,379,315     $  44,792,582
                                                =============     =============

RETAINED EARNINGS
   Balance at January 1                         $  48,817,648     $  39,590,806
   Net income                                       3,464,622         3,002,965
   Cash dividends paid - common shares               (977,736)         (816,616)
                       - preferred shares             (16,632)          (13,573)
                                                -------------     -------------
   Balance at March 31                          $  51,287,902     $  41,763,582
                                                =============     =============

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at January 1                         $     538,840     $     197,374
                                                -------------     -------------
   Unrealized holding losses arising during
      the period:
        Before tax                                   (853,770)         (140,346)
        Tax benefit                                   391,884            64,419
                                                -------------     -------------
           Net of tax                                (461,886)          (75,927)
                                                -------------     -------------
   Balance at March 31                          $      76,954     $     121,447
                                                =============     =============

TREASURY STOCK
   Balance at January 1                         $  (1,592,690)    $    (441,257)
   Purchase of common shares                       (1,269,585)               --
                                                -------------     -------------
   Balance at March 31                          $  (2,862,275)    $    (441,257)
                                                =============     =============


UNEARNED COMPENSATION
   Balance at January 1                         $  (1,673,963)    $  (2,249,346)
   Amortization of unearned compensation               80,208            80,208
                                                -------------     -------------
   Balance at March 31                          $  (1,593,755)    $  (2,169,138)
                                                =============     =============

TOTAL SHAREHOLDERS' EQUITY
   Balance at January 1                         $ 102,151,324     $  92,622,566
   Net changes during the period                      918,991         2,180,682
                                                -------------     -------------
   Balance at March 31                          $ 103,070,315     $  94,803,248
                                                =============     =============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                          Three Months Ended
                                                                                March 31,
                                                                         1999              1998
                                                                     -------------     -------------
OPERATING ACTIVITIES
  Net income                                                         $   3,464,622     $   3,002,965
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                      1,383,000           844,000
        Depreciation and amortization of premises and equipment            447,797           269,577
        Deferred income tax provision                                      (75,287)          (36,754)
        Net change in loans held for sale                              (37,309,657)       (3,109,823)
        Amortization of unearned compensation                               80,208            80,208
        Amortization of premiums of securities                             674,013           441,950
        Accretion of discounts on securities                              (202,610)         (221,864)
        Increase in accrued interest receivable                            (86,697)          (40,382)
        (Decrease)Increase in due to factored clients                   (1,290,389)        1,868,654
        Increase in other liabilities                                    3,264,443           454,776
        Other, net                                                      (1,903,341)         (570,632)
                                                                     -------------     -------------

              Net cash (used in) provided by operating activities      (31,553,898)        2,982,675
                                                                     -------------     -------------

INVESTING ACTIVITIES
   Purchase of premises and equipment                                     (421,833)          (39,341)
   Net decrease in interest-bearing deposits
      with other banks                                                          --         1,710,000
   Decrease(Increase) in other real estate owned                           141,557          (337,141)
   Net decrease in loans                                                89,676,804        29,921,734
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                  20,767,320        13,848,623
   Purchases of securities - held to maturity                          (26,868,288)       (9,794,813)
   Purchases of securities - available for sale                        (65,559,880)     (192,995,719)
   Proceeds from prepayments, redemptions or maturities
      of securities - available for sale                                74,882,436       219,843,131
                                                                     -------------     -------------
              Net cash provided by investing activities                 92,618,116        62,156,474
                                                                     -------------     -------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                        (69,133,541)      (78,612,265)
   Net increase in interest-bearing deposits                            25,584,366        13,038,030
   Net decrease in Federal funds purchased and
      securities sold under agreements to repurchase                   (14,269,531)      (33,391,371)
   Net decrease in commercial paper
      and other short-term borrowings                                   (3,475,220)         (808,288)
   Purchase of Treasury stock                                           (1,269,585)               --
   (Decrease)Increase in other long-term debt                             (350,000)       40,000,000
   Proceeds from exercise of stock options                                 100,000             3,625
   Cash dividends paid on common and preferred stock                      (994,368)         (830,189)
                                                                     -------------     -------------
              Net cash used in financing activities                    (63,807,879)      (60,600,458)
                                                                     -------------     -------------
Net (decrease)increase in cash and due from banks                       (2,743,661)        4,538,691
Cash and due from banks - beginning of period                           43,311,268        40,065,863
                                                                     -------------     -------------
Cash and due from banks - end of period                              $  40,567,607     $  44,604,554
                                                                     =============     =============

Supplemental schedule of non-cash financing activities:
   Debenture and preferred stock conversions                         $          --     $      15,220
Supplemental disclosure of cash flow information:
   Interest paid                                                     $   2,378,563     $   6,146,435
   Income taxes paid                                                       265,000           309,052

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

4. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. SFAS 132 provides information that assists users in (a) evaluating the employer's obligations under pension and other postretirement plans and the effects on the employer's prospects for future cash flows, (b) analyzing the quality of currently reported net income, and (c) estimating future reputed net income. SFAS 132 addresses disclosure only. SFAS 132 is effective for fiscal years beginning after December 15, 1997, and, as appropriated was adopted in the financial statement of the Company for the year ended December 31, 1998.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


5. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to stockholders and establishes standards for related disclosures about an enterprises' products and services, geographic areas, and major customers.

            The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 1999 year-to-date average interest-earning assets were 61.3% loans (corporate lending was 80.0% and real estate lending was 20.0% of total loans, respectively) and 38.7% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 70% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

            The following table provides certain information regarding the Company's operating segments:

                                            Corporate      Real Estate     Company-wide
                                             Lending         Lending         Treasury        Totals
                                           ------------    ------------    ------------    ------------
      Three months ended March 31, 1999
      Net interest income                  $  6,599,165    $  2,301,216    $  2,721,939    $ 11,622,320
      Noninterest income                      1,934,843       1,190,889          41,603       3,167,335
      Depreciation and amortization              37,443          43,149             171          80,763
      Segment profit                          2,755,833       2,025,100       4,723,100       9,504,033
      Segments assets                       471,668,226     104,471,768     371,042,756     947,182,750

      Three months ended March 31, 1998
      Net interest income                  $  5,278,358    $  1,988,140    $  3,714,764    $ 11,181,262
      Noninterest income                      1,837,924         826,912          16,068       2,680,904
      Depreciation and amortization              19,374          39,178              86          58,638
      Segment profit                          1,986,386       1,597,300       5,099,400       8,683,086
      Segments assets                       433,459,504      88,111,011     404,130,917     925,701,432

      The following table sets forth reconciliations of reportable operating segments net interest income, noninterest income, profits and assets to the Company's consolidated totals:

Three months Ended March 31,                        1999              1998
                                                -------------     -------------
Net interest income:
   Total for reportable operating segments      $  11,622,320     $  11,181,262
   Other [1]                                          917,460           575,325
                                                -------------     -------------

Consolidated net interest income                $  12,539,780     $  11,756,587
                                                =============     =============

Noninterest income:
   Total for reportable operating segments      $   3,167,335     $   2,680,904
   Other [1]                                        1,060,553           794,421
                                                -------------     -------------

Consolidated noninterest income                 $   4,227,888     $   3,475,325
                                                =============     =============

Profit:
   Total for reportable operating segments      $   9,504,033     $   8,683,086
   Other [1]                                       (3,761,647)       (3,414,841)
                                                -------------     -------------

Consolidated income before income taxes         $   5,742,386     $   5,268,245
                                                =============     =============

Assets:
   Total for reportable operating segments      $ 947,182,750     $ 925,701,432
   Other [1]                                       38,071,682        40,100,696
                                                -------------     -------------

Consolidated assets                             $ 985,254,432     $ 965,802,128
                                                =============     =============

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

6. SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking is no longer required to classify all retained mortgage-backed securities as trading securities. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. As required, the Company adopted the provisions of SFAS 134 on January 1, 1999. The effect of adopting this standard did not have a material impact on the Company's financial condition or results of operations.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analyses of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Industrial Loan Association, and Sterling National Bank (the "Bank"). The Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc.("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Holding Company of Virginia, Inc. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the company's annual report on form 10-K for the year ended December 31, 1998. This report contains statements that constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual facts to differ materially from those presented in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report.


COMPANY BUSINESS

The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposits services, trust and estate administration, and investment management services. The Company has operations in New York and Virginia and conducts business throughout the United States.

      There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At March 31, 1999, the Bank's year-to-date average earning assets (of which loans were 60% and investment securities were 39%) represented approximately 93% of the Company's year-to-date average earning assets.

      The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisition. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


OVERVIEW

The Company reported net income for the three months ended March 31, 1999 of $3.5 million, representing $0.40 per share, calculated on a diluted basis, compared to $3.0 million, or $0.35 per share calculated on a diluted basis, for the like period in 1998. This increase reflects the improvement in net interest income and continued growth in noninterest income.

      Net interest income increased to $12.5 million for first quarter of 1999 compared with $11.8 million for same period in 1999, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 6.14% for the first three months of 1999 compared to 5.79% for the like 1998 period. This increase was due to a decrease in average cost of funds of 54 basis points partially offset by a 21 basis point decrease in the average yield on earning assets.

      Noninterest income rose to $4.2 million for the three months ended March 31, 1999 compared to $3.5 million for the like 1998 period principally due to continued growth in fees from mortgage banking, factoring, trade finance and deposit services.


INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 18. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 17.

      Net interest income for the three months ended March 31, 1999 increased $783,000 to $12,540,000 from $11,757,000 for the comparable period in 1998.

      Total interest income aggregated $17,937,000 down $251,000 for the first quarter of 1999 as compared to $18,188,000 for the same period of 1998. The tax equivalent yield on interest earning assets was 8.78% for the first three months of 1999 compared with 8.99% for the comparable period in 1998. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loan outstandings as a percentage of total assets. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

      Interest earned on the loan portfolio amounted to $13,138,000 down $879,000 when compared to a year ago. Average loan balances amounted to $528,546,000 up $43,543,000 from an average of $485,003,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing, mortgage and in the short-term money market component of commercial and industrial loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the loan portfolio to 10.72% for the three months ended March 31, 1999 from 11.10% for the comparable 1998 period was primarily attributable to a lower rate environment.

      Tax equivalent interest earned on investment securities increased $1,015,000 to $4,737,000 in 1999 due to lower average outstandings and lower yields due to a flattening of the U.S. Treasury yield curve.

      Interest expense decreased $1,035,000 to $5,397,000 for the first three months of 1999 from $6,432,000 for the comparable period in 1998. The decrease in interest expense was due to the lower average funds employed and average rates paid.

      Interest expense on savings and time deposits decreased $1,096,000 for the three months ended March 31, 1999 to $3,309,000 from $4,405,000 for the comparable 1998 period due to decreases in average outstandings and the cost of funds. Average outstandings decreased $44,960,000 to $384,512,000 in 1999 from $429,472,000 in 1998. The average rate paid on interest-bearing deposits was reduced to 3.49% in 1999 compared to 4.16% in the comparable year ago period.

Provision for Credit Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for credit losses increased to $1,383,000 up $539,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased $753,000 for the first quarter of 1999 when compared with the like 1998 period primarily as a result of increased fees from mortgage banking, factoring, trade finance and deposit services.

Noninterest Expense

Noninterest expenses increased $523,000 for the first three months of 1999 when compared with the like 1998 period primarily due to increased personnel expenses incurred to support growing levels of business activity and continued investments in the business franchise.


BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities along with other debt and equity securities. At March 31, 1999, the Company's portfolio of securities totalled $325,259,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 3.8 years amounted to $279,332,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity". These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $1,300,000 and $875,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $642,000 and gross unrealized losses of $500,000. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


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

      The Company's commercial and industrial loan portfolio represents approximately 69% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 17% of gross loans, is secured by mortgages on real property located principally in the State of New York and the State of Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 11% of gross loans. The collateral securing any loan may vary in value based on market conditions.

      The following table sets forth the composition of the Company's loan portfolio.

                                                             March 31,
                                          -------------------------------------------------
                                                   1999                       1998
                                          ----------------------     ----------------------
                                                          ($ in thousands)
                                                          % of                      % of
                                          Balances        Gross      Balances       Gross
                                          --------      --------     --------      --------
Domestic
  Commercial and industrial               $413,766          69.2%    $383,150          70.9%
  Equipment lease financing                 67,199          11.3       52,142           9.7
  Real estate                              102,897          17.2       87,906          16.3
  Installment - individuals                 13,114           2.2       16,277           3.0
Foreign
  Government and official institutions         787           0.1          788           0.1
                                          --------      --------     --------      --------
Gross loan                                 597,763         100.0%     540,263         100.0%
                                                        ========                   ========
  Unearned discounts                         9,924                      8,593
                                          --------                   --------

Loans, net of unearned discounts          $587,839                   $531,670
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

      The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 1999, the ratio of the allowance to loans, net of unearned discounts, was 1.8% and the allowance was $10,394,000. At such date, the Company's non-accrual loans amounted to $1,450,000; no loans were judged to be impaired within the scope of SFAS No. 114. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 1999. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1,070,000 at March 31, 1999.

Deposits

The Company's principal source of funds continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).

      The following table provides certain information with respect to the Company's deposits:


                                                       March 31,
                                        ---------------------------------------
                                              1999                  1998
                                        -----------------     -----------------
                                                     ($ in thousands)
                                                    % of                  % of
                                        Balances    Total     Balances    Total
                                        --------    -----     --------    -----
Domestic
  Demand                                $259,887     39.4%    $233,849     35.1%
  NOW                                     59,118      9.0       63,798      9.6
  Savings                                 23,881      3.6       22,710      3.4
  Money Market                           123,207     18.7      122,066     18.3
  Time deposits                          190,430     28.9      220,681     33.2
                                        --------    -----     --------    -----

      Total domestic deposits            656,523     99.6      663,104     99.6
Foreign
  Time deposits                            2,730      0.4        2,730      0.4
                                        --------    -----     --------    -----

      Total deposits                    $659,253    100.0%    $665,834    100.0%
                                        ========    =====     ========    =====

Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customer's balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 17.


CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 19. In addition the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized". Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At March 31, 1999, the Company and the bank exceeded the requirements for "well capitalized" institutions.

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

      The Committee has completed the awareness and the assessment phases in which all of the Company's hardware and software have been identified, reviewed and classified according to their ability to adequately function beyond December 31, 1999. The Committee has also completed the renovation phase for both internal and external mission critical systems, meaning that all of the programming for the Company's mission critical systems has been altered to address Year 2000 dates. As of March 31, 1999, the Committee had completed the testing on approximately 80% of the Company's mission critical systems. The results of these tests were successful without any Year 2000 issues arising. In accordance with the Company's Year 2000 Testing Plan, 100% of the mission critical testing will be complete by June 30, 1999. The Committee has completed the Company's Customer Awareness Program. The Company sent a questionnaire to its significant commercial customer base and funding sources to assess their level of awareness of and compliance with Y2K issues. The Committee will continue monitoring the progress of its significant commercial customer base, funding sources, and vendors, and will assess the potential impact of these efforts on the Company.

      The Committee has estimated that the cost to complete all phases of the Y2K project to be approximately $350,000 and will be expensed as incurred. This estimate does not include any costs to be charged to the Company by outside vendors and service providers. Many of the expenditures will relate to microcomputer hardware and software that would have been upgraded in the normal course of the Company's operations through December 31, 1999.

      Despite the best efforts of the Committee, there can be no complete assurance that the Company will not be adversely affected by unforeseen problems in its own computer systems or in systems provided by third parties and by other entities not associated with the Company which are unsuccessful in properly addressing this issue. While the dollar impact of any unforseen problems cannot be accurately quantified at this time because of the uncertainties involved, such problems could have a material adverse effect on the Company. The Company, as part of its normal business practice, has business resumption and disaster recovery plans to facilitate timely restoration of services and processes in the event of a business disruption. The effort to update these plans to reflect the potential of Year 2000-related failures is underway. In addition, the Company is developing business resumption, remediation and event contingency plans to prepare for potential systems failures at critical dates, failures of critical third parties to effectively remedy and certify their technologies as well as any other unanticipated events that could arise with the date change. The development of these plans includes the identification of core business processes, critical to the Company's business and operations, and assessment of failure scenarios. The Company expects that its contingency planning for the year 2000 issue will be complete by the end of June, 1999.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended March 31,
                             (dollars in thousands)

                                                  1999                                  1998
                                    ---------------------------------     ---------------------------------
                                     Average                  Average      Average                  Average
ASSETS                               Balance      Interest      Rate       Balance      Interest      Rate
                                    ---------     ---------    ------     ---------     ---------    ------
Interest-bearing deposits
   with other banks                 $     515     $      24      4.11%    $   2,658     $      75      5.12%
Investment securities
   Available for sale [2]             135,765         2,116      6.26       122,086         1,915      6.32
   Held to maturity                   180,961         2,621      5.79       234,149         3,837      6.56
Federal funds sold                     16,167           188      4.66        10,171           139      5.45
Loans, net of unearned discounts
   Domestic [3]                       527,759        13,127     10.73       484,214        12,247     11.11
   Foreign                                787            12      6.20           789            13      6.87
                                    ---------     ---------               ---------     ---------
         TOTAL INTEREST-EARNING
            ASSETS                    861,954        18,088      8.78%      854,067        18,226      8.99%
                                                  ---------    ======                   ---------    ======

Cash and due from banks                44,000                                41,304
Allowance for credit losses           (10,474)                               (8,999)
Goodwill                               21,158                                21,158
Other assets                           20,011                                20,979
                                    ---------                             ---------

         TOTAL ASSETS               $ 936,649                             $ 928,509
                                    =========                             =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
 Domestic
   Savings                          $  24,986           145      2.35%    $  23,549           130      2.24%
   NOW                                 62,218           378      2.46        53,563           374      2.83
   Money Market                       125,352           843      2.73       135,128         1,023      3.07
   Time                               169,226         1,910      4.58       214,506         2,842      5.37
 Foreign
   Time                                 2,730            33      4.93         2,726            36      5.36
                                    ---------     ---------               ---------     ---------
      Total interest-bearing
           deposits                   384,512         3,309      3.49       429,472         4,405      4.16
                                    ---------     ---------               ---------     ---------

Borrowings
   Federal funds purchased and
     securities sold under
     agreements to repurchase          80,706           972      4.89        91,196         1,217      5.41
   Commercial paper                    41,904           488      4.73        28,146           361      5.20
   Other short-term debt                3,622           103      5.08        14,513           245      5.19
   Long-term debt                      41,295           525      5.09        16,306           204      5.08
                                    ---------     ---------               ---------     ---------
         Total borrowings             167,527         2,088      4.90       150,161         2,027      5.32
                                    ---------     ---------               ---------     ---------
         TOTAL INTEREST-BEARING
           LIABILITIES                552,039         5,397      3.92%      579,633         6,432      4.46%
                                                  ---------    ======                   ---------    ======

Noninterest-bearing deposits          241,093                               213,851
Other liabilities                      41,294                                42,162
                                    ---------                             ---------
       Total liabilities              834,426                               835,646

Shareholders' equity                  102,223                                92,863
                                    ---------                             ---------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY     $ 936,649                             $ 928,509
                                    =========                             =========

Net interest income/spread                           12,691      4.86%                     11,794      4.53%
                                                               ======                                ======

Net yield on interest-earning
   assets (margin)                                               6.14%                                 5.79%
                                                               ======                                ======

Less: Tax equivalent adjustment                         151                                    34
                                                  ---------                             ---------

Net interest income                               $  12,540                             $  11,757
                                                  =========                             =========

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis.

[2] Interest on tax-exempt securities included herein is presented on a tax equivalent basis.

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]
                          Three Months Ended March 31,
                             (dollars in thousands)


                                                      Increase/(Decrease)
                                                      Three Months Ended
                                                    March 31, 1999 and 1998
                                                -------------------------------
                                                Volume       Rate        Net[2]
                                                -------     -------     -------
INTEREST INCOME
Interest-bearing deposits with other banks      $   (40)    $   (11)    $   (51)
                                                -------     -------     -------
Investment securities
   Available for sale                               219         (18)        201
   Held to maturity                                (801)       (415)     (1,216)
                                                -------     -------     -------
      Total                                        (582)       (433)     (1,015)
                                                -------     -------     -------

Federal funds sold                                   71         (22)         49
                                                -------     -------     -------

Loans, net of unearned discounts [3]
   Domestic                                       1,295        (415)        880
   Foreign                                           --          (1)         (1)
                                                -------     -------     -------
      Total                                       1,295          (1)       (879)
                                                -------     -------     -------
TOTAL INTEREST INCOME                           $   744     $  (882)    $  (138)
                                                =======     =======     =======

INTEREST EXPENSE
Interest-bearing deposits
 Domestic
   Savings                                      $     9     $     6     $    15
   NOW                                               61         (57)          4
   Money Market                                     (71)       (109)       (180)
   Time                                            (549)       (383)       (932)
 Foreign
   Time                                              --          (3)         (3)
                                                -------     -------     -------
   Total                                           (550)       (546)     (1,096)
                                                -------     -------     -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase            (133)       (112)       (245)
   Commercial paper                                 163         (36)        127
   Other short-term debt                           (138)         (4)       (142)
   Long-term debt                                   321          --         321
                                                -------     -------     -------
      Total                                         213        (152)         61
                                                -------     -------     -------

TOTAL INTEREST EXPENSE                          $  (337)    $  (698)    $(1,035)
                                                =======     =======     =======

NET INTEREST INCOME                             $ 1,081     $  (184)    $   897
                                                =======     =======     =======


[1]   The above table is presented on tax equivalent basis.

[2] The change in interest income and interest expense due to both rate and volume has been allocated to change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios


RATIOS AND MINIMUMS
(Dollars in thousands)

                                                                       For Capital          To Be Well
                                                     Actual          Adequacy Minimum      Capitalized
AS OF MARCH  31, 1999                            Amount    Ratio      Amount    Ratio     Amount    Ratio
---------------------                            ------    -----      ------    -----     ------    -----
Total Capital (to Risk Weighted Assets):
  The Company                                   $89,788    14.17%    $50,703     8.00%   $63,378    10.00%
  The Bank                                       74,534    12.79      46,608     8.00     58,260    10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                    81,835    12.91      25,351     4.00     38,027     6.00
  The Bank                                       67,241    11.54      23,304     4.00     34,956     6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                    81,835     8.94      36,620     4.00     45,775     5.00
  The Bank                                       67,241     7.72      34,818     4.00     43,523     5.00

AS OF DECEMBER 31, 1998
-----------------------
Total Capital (to Risk Weighted Assets):
  The Company                                   $89,307    12.63%    $56,552     8.00%   $70,690    10.00%
  The Bank                                       71,998    10.93      52,675     8.00     65,844    10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                    80,454    11.38      28,276     4.00     42,414     6.00
  The Bank                                       64,117     9.74      26,337     4.00     39,506     6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                    80,454     8.67      37,109     4.00     46,387     5.00
  The Bank                                       64,117     7.20      35,624     4.00     44,530     5.00

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

      The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at March 31, 1999, presented on page 23, reveals that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

      At March 31, 1999, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $25 million and a final maturity of October 10, 1999, another contract with a notional amount of $50 million and a final maturity of February 27, 2000, another contract with a notional amount of $25 million and a final maturity February 9, 2001 and another contract with a notional amount of $25 million and a final maturity of May 1, 2001. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At March 31, 1999, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

      The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up front premiums of $879,000 which are amortized monthly against interest income from the designated assets. At March 31, 1999, the unamortized premiums on these contracts totaled $255,000 and are included in other assets. At March 31, 1999, $46,000 was receivable under these contracts.

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

      The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 1999, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 2.14% ($1,122,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 1.15% ($606,000) decline from an unchanged rate environment.

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

      Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due too: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.


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

      At March 31, 1999, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $40,513,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $61,608,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

                                                                 Repricing Date
                                   -----------------------------------------------------------------------------
                                                More than                                  Non
                                    3 months    3 months      1 year to       Over         Rate
                                    or less     to 1 year      5 years       5 years     sensitive         Total
                                   ---------    ---------     ---------     ---------    ---------     ---------
ASSETS
   Interest-bearing deposits
       with other banks            $     515    $      --     $      --     $      --    $      --     $     515
   Investment securities               9,948        9,162        17,667       281,689        6,793       325,259
   Loans, net of unearned
    discounts
      Commercial and Industrial      409,518          166         1,121         2,959         (670)      413,094
      Lease financing                    181        3,050        62,091         1,877       (8,829)       58,370
      Real estate                     19,685       2,332`        19,852        61,028         (225)      102,672
      Installment                      6,913        1,044         2,049         3,108         (198)       12,916
      Foreign government and
        official institutions             --          787            --            --           --           787
   Noninterest-earning assets
    and allowance for
     credit losses                        --           --            --            --       71,641        71,641
                                   ---------    ---------     ---------     ---------    ---------     ---------

      Total Assets                   446,760       16,541       102,780       350,661       68,512       985,254
                                   ---------    ---------     ---------     ---------    ---------     ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits
      Savings [1]                         --           --        23,881            --           --        23,881
      NOW [1]                             --           --        59,118            --           --        59,118
      Money market [1]               100,153           --        23,054            --           --       123,207
      Time - domestic                110,612       53,168        26,380           270           --       190,430
           - foreign                   2,730           --            --            --           --         2,730
  Federal funds purchased &
      securities sold u/a/r           81,735        3,425            --            --           --        85,160
  Commercial paper                    40,513           --            --            --           --        40,513
  Other short-term borrowings          9,962          350            --            --           --        10,312
   Long-term borrowings - FHLB        20,000       10,000        11,050            --           --        41,050
   Noninterest-bearing
    liabilities and share-
     holders' equity                      --           --            --            --      408,853       408,853
                                   ---------    ---------     ---------     ---------    ---------     ---------
       Total Liabilities and
          Shareholders' Equity       365,705       66,943       143,483           270      408,853       985,254
                                   ---------    ---------     ---------     ---------    ---------     ---------
Net Interest Rate
      Sensitivity Gap              $  81,055    $ (50,402)    $ (40,703)    $ 350,391    $(340,341)    $      --
                                   =========    =========     =========     =========    =========     =========
Cumulative Gap at
      March 31, 1999               $  81,055    $  30,653     $ (10,050)    $ 340,341    $      --     $      --
                                   =========    =========     =========     =========    =========     =========
Cumulative Gap at
      March 31, 1998               $  94,996    $  19,177     $ (43,361)    $ 298,206    $      --     $      --
                                   =========    =========     =========     =========    =========     =========
Cumulative Gap at
      December 31, 1998            $ 149,850    $ 113,187     $  65,434     $ 404,571    $      --     $      --
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

                                        STERLING BANCORP
                                        ----------------------------------
                                        (Registrant)




Date 5/12/99                            /s/ Louis J. Cappelli
                                        ----------------------------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer



Date 5/12/99                            /s/ John W. Tietjen
                                        ----------------------------------
                                            John W. Tietjen
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

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