Form 10-Q
period 1999-06-30
STERLING BANCORP
filed 1999-08-16
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              JUNE 30, 1999


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

                                            [X] YES  [ ] NO

        AS OF JUNE 30, 1999 THERE WERE 8,074,837 SHARES OF COMMON STOCK,
                         $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                                         Page
                                                                                     ----
        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                                  3
                    Notes to Consolidated Financial Statements                         8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                          11
                    Results for Three Months                                          11
                    Results for Six Months                                            13
                    Balance Sheet Analysis                                            15
                    Capital                                                           17
                    Average Balance Sheets                                            19
                    Rate/Volume Analysis                                              21
                    Regulatory Capital and Ratios                                     23

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                        24
                    Interest Rate Sensitivity                                         27

PART II OTHER INFORMATION

        Item 4.     Submission of Matters to a Vote of Security Holders               28

        Item 6.     Exhibits and Reports on Form 8-K                                  29



SIGNATURES                                                                            29

EXHIBIT INDEX                                                                         30

        Exhibit 11 Computation of Per Share Earnings                                  31
        Exhibit 27 Financial Data Schedule                                            32

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                        June 30,              December 31,
ASSETS                                                                    1999                    1998
                                                                    ---------------         ---------------
Cash and due from banks                                             $    41,906,991         $    43,311,268
Interest-bearing deposits with other banks                                  515,000                 515,000
Federal funds sold                                                       10,000,000                      --
Investment securities
   Available for sale (at estimated market value)                       137,889,208             145,060,902
   Held to maturity (estimated market value
      $237,240,341 and $185,425,123, respectively)                      241,502,910             184,745,325
                                                                    ---------------         ---------------
            Total investment securities                                 379,392,118             329,806,227
                                                                    ---------------         ---------------

Loans, net of unearned discounts                                        602,955,649             640,206,308
Less allowance for credit losses                                          9,836,564              10,156,077
                                                                    ---------------         ---------------
            Loans, net                                                  593,119,085             630,050,231
                                                                    ---------------         ---------------
Customers' liability under acceptances                                      574,238                 609,431

Excess cost over equity in net assets of the
   banking subsidiary                                                    21,158,440              21,158,440
Premises and equipment, net                                               6,403,061               6,294,654
Accrued interest receivable                                               4,353,826               3,991,914
Other real estate owned                                                   1,093,033               1,044,509
Other assets                                                             10,007,389               7,663,541
                                                                    ---------------         ---------------
                                                                    $ 1,068,523,181         $ 1,044,445,215
                                                                    ===============         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-bearing deposits                                     $   262,833,533         $   329,020,287
   Interest-bearing deposits                                            421,347,170             373,782,181
                                                                    ---------------         ---------------
            Total deposits                                              684,180,703             702,802,468
Federal funds purchased and securities
   sold under agreements to repurchase                                  147,169,089              99,429,027
Commercial paper                                                         33,407,300              41,529,300
Other short-term borrowings                                              10,984,770              12,771,325
Acceptances outstanding                                                     574,238                 609,431
Due to factoring clients                                                 33,886,491              32,074,004
Accrued expenses and other liabilities                                   14,584,494              11,678,336
                                                                    ---------------         ---------------
                                                                        924,787,085             900,893,891
Long-term debt - FHLB                                                    41,050,000              41,400,000
                                                                    ---------------         ---------------
            Total liabilities                                           965,837,085             942,293,891
                                                                    ---------------         ---------------

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares
      Series B ($20 liquidation value), issued 1,230 shares                  24,600                  24,600
      Series D ($10 liquidation value), issued 241,883 and
            243,929 shares, respectively                                  2,418,830               2,439,290
                                                                    ---------------         ---------------
                                                                          2,443,430               2,463,890

   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued 8,322,830 and 8,310,284 shares, respectively                 8,322,830               8,310,284
   Capital surplus                                                       45,421,854              45,287,315
   Retained earnings                                                     53,853,779              48,817,648
   Accumulated other comprehensive (loss)income,
      net of tax                                                         (1,303,184)                538,840
                                                                    ---------------         ---------------
                                                                        108,738,709             105,417,977
   Less
      Common shares in treasury at cost, 247,993 and
        101,693 shares, respectively                                      4,539,067               1,592,690
      Unearned compensation                                               1,513,546               1,673,963
                                                                    ---------------         ---------------

            Total shareholders' equity                                  102,686,096             102,151,324
                                                                    ---------------         ---------------
                                                                    $ 1,068,523,181         $ 1,044,445,215
                                                                    ===============         ===============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                       1999               1998               1999               1998
                                                   -----------        -----------        -----------        -----------
INTEREST INCOME

   Loans                                           $13,436,810        $12,661,785        $26,575,285        $24,921,704
   Investment securities:
      Available for sale                             1,998,226          1,920,525          3,962,990          3,798,660
      Held to maturity                               3,404,408          3,241,675          6,025,763          7,078,801
   Federal funds sold                                   84,352            217,946            272,629            356,585
   Deposits with other banks                            50,122             30,732             74,308            105,403
                                                   -----------        -----------        -----------        -----------
            Total interest income                   18,973,918         18,072,663         36,910,975         36,261,153
                                                   -----------        -----------        -----------        -----------

INTEREST EXPENSE

   Deposits                                          3,669,573          4,166,160          6,978,173          8,570,887
   Federal funds purchased
      and securities sold under agreements
      to repurchase                                  1,055,616            869,540          2,027,958          2,086,989
   Commercial paper                                    445,200            387,785            933,472            748,816
   Other short-term borrowings                         250,139            252,646            352,919            497,078
   Long-term debt                                      519,843            525,746          1,045,126            730,010
                                                   -----------        -----------        -----------        -----------
            Total interest expense                   5,940,371          6,201,877         11,337,648         12,633,780
                                                   -----------        -----------        -----------        -----------
Net interest income                                 13,033,547         11,870,786         25,573,327         23,627,373
Provision for credit losses                          1,370,000          1,267,333          2,753,000          2,111,333
                                                   -----------        -----------        -----------        -----------
Net interest income after provision
   for credit losses                                11,663,547         10,603,453         22,820,327         21,516,040
                                                   -----------        -----------        -----------        -----------

NONINTEREST INCOME
   Factoring income                                  1,263,979          1,277,325          2,420,242          2,310,977
   Mortgage banking income                           1,473,373          1,035,506          2,681,015          1,894,551
   Service charges on deposit accounts                 747,750            750,364          1,540,345          1,424,952
   Trade finance income                                523,558            577,694          1,047,164            981,362
   Trust fees                                          205,131            237,793            401,316            427,288
   Other service charges and fees                      354,642            280,511            682,168            533,074
   Other income                                         27,562             17,108             51,633             79,422
                                                   -----------        -----------        -----------        -----------
            Total noninterest income                 4,595,995          4,176,301          8,823,883          7,651,626
                                                   -----------        -----------        -----------        -----------


NONINTEREST EXPENSES

   Salaries                                          5,014,677          4,607,415          9,654,320          9,015,079
   Employee benefits                                 1,145,049            970,318          2,156,201          1,976,663
                                                   -----------        -----------        -----------        -----------
            Total personnel expenses                 6,159,726          5,577,733         11,810,521         10,991,742
   Occupancy expense, net                              803,159            796,586          1,562,804          1,589,384
   Equipment expense                                   849,956            631,267          1,399,898          1,221,898
   Other expenses                                    2,645,571          2,428,667          5,327,471          4,750,896
                                                   -----------        -----------        -----------        -----------
            Total noninterest expenses              10,458,412          9,434,253         20,100,694         18,553,920
                                                   -----------        -----------        -----------        -----------
Income before income taxes                           5,801,130          5,345,501         11,543,516         10,613,746
Provision for income taxes                           2,249,699          2,232,029          4,527,463          4,497,309
                                                   -----------        -----------        -----------        -----------


Net income                                         $ 3,551,431        $ 3,113,472        $ 7,016,053        $ 6,116,437
                                                   ===========        ===========        ===========        ===========
Average number of common shares outstanding
   Basic                                             8,119,764          8,279,458          8,153,118          8,253,079
   Diluted                                           8,489,980          8,691,472          8,529,678          8,629,857
Per average common share
   Basic                                           $       .44        $       .37        $       .86        $       .74
   Diluted                                                 .42                .36                .82                .71
Dividends per common share                                 .12                .11                .24                .21


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                             June 30,
                                                   1999               1998               1999               1998
                                               -----------         ----------        -----------         ----------
Net income                                     $ 3,551,431         $3,113,472        $ 7,016,053         $6,116,437

Other comprehensive income, net of tax:
      Unrealized holding (losses)gains
       arising during the period                (1,380,138)           124,704         (1,842,024)            48,777
                                               -----------         ----------        -----------         ----------

Comprehensive income                           $ 2,171,293         $3,238,176        $ 5,174,029         $6,165,214
                                               ===========         ==========        ===========         ==========


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity

                                                                  Six Months Ended
                                                                       June 30,
                                                               1999                 1998
                                                          -------------         ------------
PREFERRED STOCK
   Balance at January 1                                   $   2,463,890         $  2,486,730
   Conversions of Series D shares                               (20,460)             (22,840)
                                                          -------------         ------------
   Balance at June 30                                     $   2,443,430         $  2,463,890
                                                          =============         ============

COMMON STOCK
   Balance at January 1                                   $   8,310,284         $  8,262,500
   Conversions of preferred shares
      into common shares                                          2,046                2,284
   Options exercised                                             10,500               39,000
                                                          -------------         ------------
   Balance at June 30                                     $   8,322,830         $  8,303,784
                                                          =============         ============

CAPITAL SURPLUS
   Balance at January 1                                   $  45,287,315         $ 44,775,759
   Conversions of preferred shares
      into common shares                                         18,414               20,556
   Options exercised                                            116,125              446,625
                                                          -------------         ------------
   Balance at June 30,                                    $  45,421,854         $ 45,242,940
                                                          =============         ============

RETAINED EARNINGS
   Balance at January 1                                   $  48,817,648         $ 39,590,806
   Net income                                                 7,016,053            6,116,437
   Cash dividends paid - common shares                       (1,946,909)          (1,718,753)
                       - preferred shares                       (33,013)             (27,046)
                                                          -------------         ------------
   Balance at June 30                                     $  53,853,779         $ 43,961,444
                                                          =============         ============

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
   Balance at January 1                                   $     538,840         $    197,374
                                                          -------------         ------------
   Unrealized holding (losses)gains arising during
      the period:

        Before tax                                           (3,404,853)              90,161
        Tax benefit                                          (1,562,829)              41,384
                                                          -------------         ------------
           Net of tax                                        (1,842,024)              48,777
                                                          -------------         ------------
   Balance at June 30                                     $  (1,303,184)        $    246,151
                                                          =============         ============

TREASURY STOCK
   Balance at January 1                                   $  (1,592,690)        $   (441,257)
   Purchase of common shares                                 (2,946,377)                  --
                                                          -------------         ------------
   Balance at June 30                                     $  (4,539,067)        $   (441,257)
                                                          =============         ============


UNEARNED COMPENSATION
   Balance at January 1                                   $  (1,673,963)        $ (2,249,346)
   Amortization of unearned compensation                        160,417              160,416
                                                          -------------         ------------
   Balance at June 30                                     $  (1,513,546)        $ (2,088,930)
                                                          =============         ============

TOTAL SHAREHOLDERS' EQUITY
   Balance at January 1                                   $ 102,151,324         $ 92,622,566
   Net changes during the period                                534,772            5,065,456
                                                          -------------         ------------
   Balance at June 30                                     $ 102,686,096         $ 97,688,022
                                                          =============         ============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                              1999                  1998
                                                                         -------------         -------------
OPERATING ACTIVITIES
  Net income                                                             $   7,016,053         $   6,116,437
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                          2,753,000             2,111,333
        Depreciation and amortization of premises and equipment                921,452               737,378
        Deferred income tax provision (benefit)                                 32,048              (127,946)
        Net change in loans held for sale                                    9,150,353            (3,862,571)
        Amortization of unearned compensation                                  160,417               160,416
        Amortization of premiums of securities                               1,165,089             1,075,253
        Accretion of discounts on securities                                  (422,276)             (290,324)
        (Increase)Decrease in accrued interest receivable                     (361,912)              409,316
        Increase(Decrease)in due to factored clients                         1,812,487              (770,958)
        Increase(Decrease) in other liabilities                              2,906,158            (2,627,564)
        Other, net                                                          (3,885,580)           (1,590,142)
                                                                         -------------         -------------
              Net cash provided by operating activities                     21,247,289             1,340,628
                                                                         -------------         -------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                                        (1,029,859)             (305,908)
   Net decrease in interest-bearing deposits
      with other banks                                                              --             2,695,000
   Net increase in Federal funds sold                                      (10,000,000)                   --
   Increase in other real estate owned                                         (48,524)             (265,857)
   Net decrease in loans                                                    28,100,306            16,014,084
   Proceeds from prepayments, redemptions or maturities
      of securities - held to maturity                                      36,205,621            35,015,256
   Purchases of securities - held to maturity                              (93,889,533)           (9,794,814)
   Purchases of securities - available for sale                           (105,988,302)         (214,745,892)
   Proceeds from prepayments, redemptions or maturities
      of securities - available for sale                                   109,938,657           244,280,446
                                                                         -------------         -------------
              Net cash (used in) provided by investing activities          (36,711,634)           72,892,315
                                                                         -------------         -------------

FINANCING ACTIVITIES
   Net decrease in noninterest-bearing deposits                            (66,186,754)          (58,988,785)
   Net increase(decrease)in interest-bearing deposits                       47,564,989           (16,486,653)
   Net increase(decrease) in Federal funds purchased and
      securities sold under agreements to repurchase                        47,740,062           (38,368,431)
   Net (decrease)increase in commercial paper
      and other short-term borrowings                                       (9,908,555)           13,237,316
   Purchase of Treasury stock                                               (2,946,377)                   --
   (Decrease)Increase in other long-term debt                                 (350,000)           39,650,000
   Proceeds from exercise of stock options                                     126,625               485,625
   Cash dividends paid on common and preferred stock                        (1,979,922)           (1,745,799)
                                                                         -------------         -------------
              Net cash provided by (used in)financing activities            14,060,068           (62,216,727)
                                                                         -------------         -------------
Net (decrease)increase in cash and due from banks                           (1,404,277)           12,016,216
Cash and due from banks - beginning of period                               43,311,268            40,065,863
                                                                         -------------         -------------
Cash and due from banks - end of period                                  $  41,906,991         $  52,082,079
                                                                         =============         =============

Supplemental schedule of non-cash financing activities:
   Debenture and preferred stock conversions                             $      20,460         $      22,840
Supplemental disclosure of cash flow information:
   Interest paid                                                         $  12,111,553         $  12,992,642
   Income taxes paid                                                         4,301,231             3,868,832


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 Series B shares authorized) and 241,883 Series D shares (of 300,000 Series D shares authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

4. Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134, which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," requires that, after the securitization of a mortgage loans held for sale, any retained mortgage-backed security ("MBS") should be classified in accordance with the provisions of SFAS 115, "Accounting for Certain Investments In Debt and Equity Securities." However, SFAS No. 134 required that a mortgage banking enterprise classify as trading any retained MBS that it commits to sell before or during the securitization process. The adoption of SFAS No. 134 did not materially impact the Company's financial condition or results of operations.

5.    In June 1997, the Financial Accounting Standards Board issued SFAS
      No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to stockholders and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers.
           The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 1999 year-to-date average interest-earning assets were 60.3% loans (corporate lending was 77.2% and real estate lending was 19.7% of total loans, respectively) and 39.7% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 70% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      The following tables provide certain information regarding the Company's operating segments for the three and six month periods ended June 30, 1999 and 1998:

                                         Corporate          Real Estate        Company-wide
                                          Lending             Lending            Treasury              Totals
                                        ------------        -----------        ------------        --------------
Three months ended June 30, 1999
Net interest income                     $  6,846,298        $ 2,084,666        $  3,278,171        $   12,209,135
Noninterest income                         2,116,442          1,472,458              36,476             3,625,376
Depreciation and amortization                 39,381             52,548                 172                92,101
Segment profit                             4,211,429          2,118,600           4,555,600            10,885,629
Segment assets                           497,681,191         95,099,347         437,691,934         1,030,472,472

Three months ended June 30, 1998
Net interest income                     $  5,602,533        $ 1,980,200        $  3,388,326        $   10,971,059
Noninterest income                         2,183,097          1,007,920              15,403             3,206,420
Depreciation and amortization                 26,079             48,917                  86                75,082
Segment profit                             3,616,103          1,694,800           4,634,800             9,945,703
Segment assets                           438,710,664         96,322,327         385,972,415           921,005,406


                                          Corporate         Real Estate        Company-wide
                                           Lending            Lending            Treasury               Totals
                                        ------------        -----------        ------------        --------------
Six months ended June 30, 1999
Net interest income                     $ 13,445,463        $ 4,385,882        $  6,000,110        $   23,831,455
Noninterest income                         4,051,285          2,663,347              78,079             6,792,711
Depreciation and amortization                 77,424             95,697                 343               173,464
Segment profit                             6,967,262          4,143,700           9,728,700            20,839,662
Segment assets                           497,681,191         95,099,347         437,691,934         1,030,472,472

Six months ended June 30, 1998
Net interest income                     $ 10,880,891        $ 3,968,340        $  7,303,090        $   22,152,321
Noninterest income                         4,021,022          1,834,832              31,471             5,887,325
Depreciation and amortization                 45,453             88,095                 172               133,720
Segment profit                             5,602,489          3,292,100           9,734,200            18,628,789
Segment assets                           438,710,664         96,322,327         385,972,415           921,005,406

      The following table sets forth reconciliations of reportable operating segments net interest income, noninterest income, profits and assets to the Company's consolidated totals:

                                                       Three Months ended June 30,                     Six  Months ended June 30,
                                                  -----------------------------------         ------------------------------------
                                                        1999                1998                    1999                 1998
                                                  ---------------       -------------         ---------------        -------------
Net interest income:
   Total for reportable operating segments        $    12,209,135       $  10,971,059         $    23,831,455        $  22,152,321
   Other [1]                                              824,412             899,727               1,741,872            1,475,052
                                                  ---------------       -------------         ---------------        -------------

Consolidated net interest income                  $    13,033,547       $  11,870,786         $    25,573,327        $  23,627,373
                                                  ===============       =============         ===============        =============

Noninterest income:
   Total for reportable operating segments        $     3,625,376       $   3,206,420         $     6,792,711        $   5,887,325
   Other [1]                                              970,619             969,880               2,031,172            1,764,301
                                                  ---------------       -------------         ---------------        -------------

Consolidated noninterest income                   $     4,595,995       $   4,176,300         $     8,823,883        $   7,651,626
                                                  ===============       =============         ===============        =============

Profit:
   Total for reportable operating segments        $    10,885,629       $   9,945,703         $    20,839,662        $  18,628,789
   Other [1]                                           (5,084,499)         (4,600,202)             (9,296,146)          (8,015,043)
                                                  ---------------       -------------         ---------------        -------------

Consolidated income before income taxes           $     5,801,130       $   5,345,501         $    11,543,516        $  10,613,746
                                                  ===============       =============         ===============        =============

Assets:
   Total for reportable operating segments        $ 1,030,472,472       $ 921,005,406         $ 1,030,472,472        $ 921,005,406
   Other [1]                                           38,050,709          39,924,780              38,050,709           39,924,780
                                                  ---------------       -------------         ---------------        -------------

Consolidated assets                               $ 1,068,523,181       $ 960,930,186         $ 1,068,523,181        $ 960,930,186
                                                  ===============       =============         ===============        =============


   [1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.


6. In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analyses of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Industrial Loan Association, and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc.("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Holding Company of Virginia, Inc. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries and the term "the bank" refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company's annual report on form 10-K for the year ended December 31, 1998. This report contains statements that may constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual facts to differ materially from those presented in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report.


BUSINESS

The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposits services, trust and estate administration, and investment management services. The Company has operations in metropolitan New York and Washington, DC areas, as well as Virginia and other mid-Atlantic territories and conducts business throughout the United States.

         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At June 30, 1999, the Bank's year-to-date average earning assets (of which loans were 58% and investment securities were 40%) represented approximately 95% of the Company's year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisition. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


            Results for the three months ended June 30, 1999 and 1998

OVERVIEW

The Company reported net income for the three months ended June 30, 1999 of $3.6 million, representing $0.42 per share, calculated on a diluted basis, compared to $3.1 million, or $0.36 per share calculated on a diluted basis, for the like period in 1998. This increase reflects higher net interest income and continued growth in noninterest income.

         Net interest income increased to $13.0 million for the second quarter of 1999 compared with $11.9 million for the same period in 1998, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 6.12% for the second three months of 1999 compared to 5.86% for the like 1998 period. This increase was due to a decrease in average cost of funds of 47 basis points partially offset by a 10 basis point decrease in the average yield on earning assets.

         Noninterest income rose to $4.6 million for the three months ended June 30, 1999 compared to $4.2 million for the like 1998 period principally due to continued growth in fees from mortgage banking.



INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 21. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 19.

         Net interest income for the three months ended June 30, 1999 increased $1,163,000 to $13,034,000 from $11,871,000 for the comparable period in 1998.

         Total interest income aggregated $18,974,000 up $901,000 for the second quarter of 1999 as compared to $18,073,000 for the same period of 1998. The tax equivalent yield on interest earning assets was 8.81% for the second three months of 1999 compared with 8.91% for the comparable period in 1998. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loan outstandings as a percentage of total assets. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

         Interest earned on the loan portfolio amounted to $13,437,000 up $775,000 when compared to a year ago. Average loan balances amounted to $533,118,000 up $37,505,000 from an average of $495,613,000 in the prior year period. The increase in the average loans, primarily in the leasing, mortgage and commercial and industrial loan segments of the Company's loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 10.73% for the three months ended June 30, 1999 from 11.08% for the comparable 1998 period was primarily attributable to a lower rate environment.

         Tax equivalent interest earned on investment securities increased $331,000 to $5,569,000 in 1999 due to higher average outstandings partially offset by lower yields due to a flattening of the U.S. Treasury yield curve.

         Interest expense decreased $261,000 to $5,941,000 for the second three months of 1999 from $6,202,000 for the comparable period in 1998. The decrease in interest expense was due to the lower average rates paid for deposits and borrowed funds partially offset by higher average funds employed.

         Interest expense on deposits decreased $496,000 for the three months ended June 30, 1999 to $3,670,000 from $4,166,000 for the comparable 1998 period principally due to decreases in average outstandings and the cost of funds. The average rate paid on interest-bearing deposits was reduced to 3.45% in 1999 compared to 4.00% in the comparable year-ago period.

Noninterest Income

Noninterest income increased $420,000 for the second quarter of 1999 when compared with the like 1998 period primarily as a result of increased fees from mortgage banking.

Noninterest Expense

Noninterest expenses increased $1,024,000 for the second three months of 1999 when compared with the like 1998 period primarily due to increased personnel and equipment expenses incurred to support growing levels of business activity and continued investment in the business franchise.


             Results for the six months ended June 30, 1999 and 1998

OVERVIEW

The Company reported net income for the six months ended June 30,1999 of $7.0 million, representing $0.82 per share, calculated on a diluted basis, compared to $6.1 million, or $0.71 per share calculated on a diluted basis, for the like period in 1998. This increase reflects continued growth in both net interest income and noninterest income as explained below.

         Net interest income increased to $25.6 million for the first six months of 1999 compared with $23.6 million for the same period in 1998, principally due to higher average earning asset outstandings. The net interest margin, on a tax equivalent basis, was 6.17% for the first six months of 1999 compared to 5.86% for the like 1998 period. This increase was due to a 51 basis point decrease in the average cost of funds partially offset by a 15 basis point decrease in average yield on earning assets.

         Noninterest income rose to $8.8 million for the six months ended June 30,1999 compared to $7.7 million for the like 1998 period principally due to continued growth in fees from mortgage banking, factoring, trade finance and deposit services.


INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) for the components of interest income and interest expense for the first six months, expressed in terms of fluctuation in average volume and rate are shown on page
22. Information as to the components of interest income and interest expense and average rates for the first six months is provided in the Average Balance Sheets shown on page 20.

         Net interest income for the six months ended June 30,1999 increased $1,946,000 to $25,573,000 from $23,627,000 for the comparable period in 1998.

         Total interest income aggregated $36,911,000 up $650,000 for the first half of 1999 as compared to $36,261,000 for the same period of 1998. The tax equivalent yield on interest-earning assets was 8.83% for the first six months of 1999 compared with 8.98% for the comparable period in 1998. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loan outstandings as a percentage of total assets. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

         Interest earned on the loan portfolio amounted to $26,575,000 up $1,653,000 when compared to a year ago. Average loan balances amounted to $530,840,000 up $40,503,000 from an average of $490,337,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing, mortgage and commercial and industrial loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 10.80% for the six months ended June 30,1999 from 11.15% for the comparable 1998 period was primarily attributable to a lower prime rate in the 1999 period.

         Tax equivalent interest earned on investment securities decreased $683,000 to $10,307,000 in 1999 due to lower average outstandings and lower yields due to a flattening of the U.S. Treasury yield curve.

         Total interest expense decreased $1,296,000 to $11,338,000 for the first six months of 1999 from $12,634,000 for the comparable period in 1998. The decrease in interest expense was primarily due to lower average rates paid for interest-bearing deposits.

         Interest expense on deposits decreased $1,592,000 for the six months ended June 30,1999 to $6,979,000 from $8,571,000 for the comparable 1998 period due to decreases in average outstandings and the cost of funds. Average outstandings decreased $17,915,000 to $405,421,000 in 1999 from $423,336,000 in
1998. The average rate paid on interest-bearing deposits decreased 3.47% in 1999 compared to 4.08% in the comparable year ago period.

Provision for Credit Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $2,753,000 up $642,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased $1,172,000 for the first six months of 1999 when compared with the like 1998 period primarily as a result of increased fees from mortgage banking, factoring, trade finance and deposit services.

Noninterest Expense

Noninterest expenses increased $1,547,000 for the second quarter of 1999 when compared with the like 1998 period primarily due to increased personnel and equipment expenses incurred to support growing levels of business activity and continued investments in the business franchise.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities along with other debt and equity securities. At June 30, 1999, the Company's portfolio of securities totalled $379,392,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 4.6 years amounted to $347,734,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $526,000 and $4,789,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $164,000 and gross unrealized losses of $2,585,000. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


Loan Portfolio

A key management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar.

         The Company's commercial and industrial loan portfolio represents approximately 69% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 16% of gross loans, is secured by mortgages on real property located principally in the State of New York and the State of Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 13% of gross loans. The collateral securing any loan may vary in value based on market conditions.

         The following table sets forth the composition of the Company's loan portfolio.



                                                                         June 30,
                                              -------------------------------------------------------------
                                                         1999                              1998
                                              --------------------------         --------------------------
                                                                    ($ in thousands)
                                                                  % of                              % of
                                             Balances            Gross          Balances            Gross
Domestic
  Commercial and industrial                   $425,100              69.2%        $397,404              71.6%
  Equipment lease financing                     79,417              12.9           54,110               9.8
  Real estate                                   94,838              15.5           85,703              15.4
  Installment - individuals                     14,037               2.3           17,060               3.1
Foreign
  Government and official institutions             785               0.1              788               0.1
                                              --------        ----------         --------        ----------
Gross loan                                     614,177             100.0%         555,065             100.0%
                                                              ==========                         ==========
  Unearned discounts                            11,221                              8,735
                                              --------                           --------

Loans, net of unearned discounts              $602,956                           $546,330
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

        The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 1999, the ratio of the allowance to loans, net of unearned discounts, was 1.63% and the allowance was $9,837,000. At such date, the Company's non-accrual loans amounted to $1,750,000; $1,106,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $300,000. Based on the foregoing, as well as management's judgement as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 1999. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2,630,000 at June 30, 1999.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).

        The following table provides certain information with respect to the Company's deposits:


                                                          June 30,
                                     ---------------------------------------------------
                                             1999                           1998
                                     ---------------------        ----------------------
                                                      ($ in thousands)
                                                     % of                          % of
                                     Balances        Gross         Balances        Gross
                                     --------        -----         --------        -----
Domestic
  Demand                             $262,834         38.4%        $253,473         38.6%
  NOW                                  65,601          9.6           69,085         10.5
  Savings                              24,105          3.5           23,480          3.6
  Money Market                        138,172         20.2          134,100         20.4
  Time deposits                       190,689         27.9          173,065         26.5
                                     --------        -----         --------        -----

      Total domestic deposits         681,401         99.6          653,203         99.6
Foreign
  Time deposits                         2,780          0.4            2,730          0.4
                                     --------        -----         --------        -----

      Total deposits                 $684,181        100.0%        $655,933        100.0%
                                     ========        =====         ========        =====


Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customer's balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 19 and 20.


CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 19. In addition the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At June 30, 1999, the Company and the bank exceeded the requirements for "well capitalized" institutions.

YEAR 2000 PROJECT

Management has initiated a company-wide program to prepare the Company's computer hardware and software for the year 2000. In this connection, the Company has established a Year 2000 ("Y2K") Compliance Committee ("the Committee") to coordinate all work on this important issue -- with special emphasis being placed on mission critical systems. The work was divided into the following phases: awareness, assessment, renovation, validation, and implementation. The Company continues to take this project very seriously, with senior management and the board of directors regularly reviewing the entire process.

      As of June 30, 1999, the Company has completed all phases for all of its mission critical systems. That is, the Committee has completed all phases of the company-wide program, and has prepared the Company's computer hardware and software for the Year 2000.

      The Company has established a Customer Awareness Program, where information on consumer related Y2K issues and updates on the Company's Y2K program have been and will continue to be posted on Sterling Bancorp's website, enclosed in account statements, and made available at the Company's branch locations. The Company also has established a Customer Risk Assessment Program to assess the level of awareness of and compliance with Y2K issues by the Company's substantial business customers and its significant funding sources. Questionnaires were sent to such funds takers and funds providers, followed by personal contact by Company officers. The Committee has reviewed all responses and assessed the risks associated with any non-compliance. To date, no mitigating actions have been warranted. The Company will continue to monitor the progress of its larger customers, funding sources, and vendors and to assess the potential impact of any non-compliance on the Company.

      The Committee has estimated that the cost of the Y2K project will be approximately $350,000; to date $324,000 has been expensed. Many of the expenditures relate to microcomputer hardware and software that would have been upgraded in the normal course of the Company's operations through December 31, 1999.

      The Company, as part of its normal business proactive, has business resumption and disaster recovery plans to facilitate timely restoration on services and processes in the event of a business disruption. In addition, the Company has developed Year 2000 business resumption contingency plans to define the actions that will be taken to insure that critical business functions can continue to operate in the unlikely event that a system or supplier failure occurs due to the millennium change. The development of these plans includes the identification of core business processes, critical to the Company's business and operations, and assessment of failure scenarios.

      Despite the best efforts of the Committee, there can be no complete assurance that the Company will not be adversely affected by unforeseen problems in its own computer systems or in systems provided by third parties and by other entities not associated with the Company that are unsuccessful in properly addressing this issue. While the dollar impact of any unforseen problems cannot be accurately quantified at this time because of the uncertainties involved, such problems could have a material adverse effect on the Company.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Three Months Ended June 30,
                             (dollars in thousands)


                                                              1999                                       1998
                                            --------------------------------------      --------------------------------------
                                            Average                        Average      Average                        Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       --------
Interest-bearing deposits
   with other banks                         $    515       $     50          4.24%      $    830       $     31          5.17%
Investment securities
   Available for sale [2]                    137,883          2,165          6.28        122,954          1,996          6.50
   Held to maturity                          219,696          3,404          6.20        221,078          3,242          6.08
Federal funds sold                             7,275             84          4.59         15,786            218          5.46
Loans, net of unearned discounts
   Domestic [3]                              532,325         13,426         10.73        494,825         12,648         11.08
   Foreign                                       786             12          6.05            788             13          6.70
                                            --------       --------                     --------       --------
         TOTAL INTEREST-EARNING
            ASSETS                           898,480         19,141          8.81%       856,261         18,148          8.91%
                                                           --------       ========                     --------       ========
Cash and due from banks                       47,322                                      43,699
Allowance for credit losses                  (10,651)                                     (8,754)
Goodwill                                      21,158                                      21,158
Other assets                                  19,213                                      22,206
                                            --------                                    --------
         TOTAL ASSETS                       $975,522                                    $934,570
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
 Domestic
  Savings                                   $ 23,875            139          2.34%      $ 23,684            132          2.24%
  NOW                                         69,901            431          2.47         65,534            472          2.89
  Money Market                               144,961            984          2.72        140,129          1,130          3.23
  Time                                       184,609          2,086          4.53        185,180          2,395          5.19
 Foreign
  Time                                         2,753             30          4.34          2,730             37          5.43
                                            --------       --------                     --------       --------
      Total interest-bearing
          deposits                           426,099          3,670          3.45        417,257          4,166          4.00
                                            --------       --------                     --------       --------
Borrowings
  Federal funds purchased and
    securities sold under
    agreements to repurchase                  90,580          1,056          4.67         67,597            869          5.14
  Commercial paper                            37,913            445          4.71         30,269            388          5.14
  Other short-term debt                        3,760            250          5.06         15,836            253          5.25
  Long-term debt                              41,050            520          5.07         41,512            526          5.08
                                            --------       --------                     --------       --------
      Total borrowings                       173,303          2,271          4.78        155,214          2,036          5.14
                                            --------       --------                     --------       --------
      TOTAL INTEREST-BEARING
          LIABILITIES                        599,402          5,941          3.84%       572,471          6,202          4.31%
                                                           --------       ========                     --------       ========

Noninterest-bearing deposits                 231,188                                     222,841
Other liabilities                             42,723                                      43,785
                                            --------                                    --------
      Total liabilities                      873,313                                     839,097

Shareholders' equity                         102,209                                      95,473
                                            --------                                    --------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                  $975,522                                    $934,570
                                            ========                                    ========

Net interest income/spread                                   13,200          4.97%                       11,946          4.60%
                                                                          ========                                    ========


Net yield on interest-earning
  assets (margin)                                                            6.12%                                       5.86%
                                                                          ========                                    ========

Less: Tax equivalent adjustment                                 166                                          76
                                                           --------                                    --------
Net interest income                                        $ 13,034                                    $ 11,870
                                                           ========                                    ========


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis.

[2] Interest on tax-exempt securities included herein is presented on a tax equivalent basis.

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                            Six Months Ended June 30,
                             (dollars in thousands)

                                                              1999                                       1998
                                            --------------------------------------      --------------------------------------
                                            Average                        Average      Average                        Average
ASSETS                                      Balance        Interest         Rate        Balance        Interest         Rate
                                            --------       --------       --------      --------       --------       --------
Interest-bearing deposits
   with other banks                         $    515       $     74          4.20%      $ 1,742        $    105          5.13%
Investment securities
   Available for sale [2]                    136,831          4,281          6.27        122,522          3,911          6.41
   Held to maturity                          200,438          6,026          6.01        227,577          7,079          6.33
Federal funds sold                            11,696            273          4.64         12,994            357          5.46
Loans, net of unearned discounts
   Domestic [3]                              530,053         26,551         10.80        489,548         24,895         11.15
   Foreign                                       787             24          6.12            789             27          6.78
                                            --------       --------                     --------       --------
         TOTAL INTEREST-EARNING

            ASSETS                           880,320         37,229          8.83%       855,172         36,374          8.98%
                                                           --------       ========                     --------       ========

Cash and due from banks                       45,670                                      42,508
Allowance for credit losses                  (10,563)                                     (8,876)
Goodwill                                      21,158                                      21,158
Other assets                                  19,603                                      21,597
                                            --------                                    --------
         TOTAL ASSETS                       $956,188                                    $931,559
                                            ========                                    ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing deposits
   Domestic
      Savings                               $ 24,427            284          2.34%      $ 23,617            262          2.24%
      NOW                                     66,081            809          2.47         59,581            847          2.87
      Money Market                           135,211          1,827          2.72        137,642          2,152          3.15
      Time                                   176,960          3,996          4.55        199,768          5,237          5.29
   Foreign
      Time                                     2,742             63          4.63          2,728             73          5.39
                                            --------       --------                     --------       --------
      Total interest-bearing
           deposits                          405,421          6,979          3.47        423,336          8,571          4.08
                                            --------       --------                     --------       --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                85,671          2,028          4.77         79,329          2,087          5.30
   Commercial paper                           39,897            933          4.72         29,213            749          5.17
   Other short-term debt                       3,691            353          5.07         15,179            497          5.22
   Long-term debt                             41,172          1,045          5.08         28,978            730          5.08
                                            --------       --------                     --------       --------
      Total borrowings                       170,431          4,359          4.84        152,699          4,063          5.22
                                            --------       --------                     --------       --------

         TOTAL INTEREST-BEARING
           LIABILITIES                       575,852         11,338          3.88%       576,035         12,634          4.39%
                                                           --------       ========                     --------       ========
Noninterest-bearing deposits                 236,107                                     218,368
Other liabilities                             42,013                                      42,981
                                            --------                                    --------
       Total liabilities                     853,972                                     837,384
Shareholders' equity                         102,216                                      94,175
                                            --------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $956,188                                    $931,559
                                            ========                                    ========

Net interest income/spread                                   25,891          4.95%                       23,740          4.59%
                                                                          ========                                    ========
Net yield on interest-earning
   assets (margin)                                                           6.17%                                       5.86%
                                                                          ========                                    ========

Less: Tax equivalent adjustment                                 318                                         113
                                                           --------                                    --------

Net interest income                                        $ 25,573                                    $ 23,627
                                                           ========                                    ========


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis.

[2] Interest on tax-exempt securities included herein is presented on a tax equivalent basis.

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]
                           Three Months Ended June 30,
                             (dollars in thousands)

                                                                    Increase/(Decrease)
                                                                    Three Months Ended
                                                                   June 30, 1999 and 1998
                                                      ---------------------------------------------
                                                      Volume               Rate              Net[2]
                                                      -------             -----             -------
INTEREST INCOME
Interest-bearing deposits with other banks            $    13             $   6             $    19
                                                      -------             -----             -------
Investment securities
   Available for sale                                     237               (68)                169
   Held to maturity                                         7               155                 162
                                                      -------             -----             -------
      Total                                               244                87                 331
                                                      -------             -----             -------
Federal funds sold                                       (104)              (30)               (134)
                                                      -------             -----             -------
Loans, net of unearned discounts [3]
   Domestic                                             1,159              (381)                778
   Foreign                                                 --                (1)                 (1)
                                                      -------             -----             -------
      Total                                             1,159              (382)                777
                                                      -------             -----             -------
TOTAL INTEREST INCOME                                 $ 1,312             $(319)            $   993
                                                      =======             =====             =======

INTEREST EXPENSE
Interest-bearing deposits
 Domestic
   Savings                                            $     1             $   6             $     7
   NOW                                                     30               (71)                (41)
   Money Market                                            38              (184)               (146)
   Time                                                    (7)             (302)               (309)
 Foreign
   Time                                                    --                (7)                 (7)
                                                      -------             -----             -------
      Total                                                62              (558)               (496)
                                                      -------             -----             -------

Borrowings
   Federal funds purchased and securities
     sold under agreements to repurchase                  272               (85)                187
   Commercial paper                                        91               (34)                 57
   Other short-term debt                                   (3)               --                  (3)
   Long-term debt                                          (5)               (1)                 (6)
                                                      -------             -----             -------
      Total                                               355              (120)                235
                                                      -------             -----             -------

TOTAL INTEREST EXPENSE                                $   417             $(678)            $  (261)
                                                      =======             =====             =======

NET INTEREST INCOME                                   $   895             $ 359             $ 1,254
                                                      =======             =====             =======


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

                              STERLING BANCORP AND
                            SUBSIDIARIES Rate/Volume
                             Analysis [1] Six Months
                                 Ended June 30,
                             (dollars in thousands)

                                                                     Increase/(Decrease)
                                                                     Six Months Ended
                                                                   June 30, 1999 and 1998
                                                      -----------------------------------------------
                                                      Volume                Rate               Net[2]
                                                      -------             -------             -------
INTEREST INCOME
Interest-bearing deposits with other banks            $   (25)            $    (6)            $   (31)
                                                      -------             -------             -------
Investment securities
   Available for sale                                     455                 (85)                370
   Held to maturity                                      (740)               (313)             (1,053)
                                                      -------             -------             -------
      Total                                              (285)               (398)               (683)
                                                      -------             -------             -------

Federal funds sold                                        (33)                (51)                (84)
                                                      -------             -------             -------

Loans, net of unearned discounts [3]
   Domestic                                             2,433                (777)              1,656
   Foreign                                                 --                  (3)                 (3)
                                                      -------             -------             -------
      Total                                             2,433                (780)              1,653
                                                      -------             -------             -------
TOTAL INTEREST INCOME                                 $ 2,090             $(1,235)            $   855
                                                      =======             =======             =======

INTEREST EXPENSE
Interest-bearing deposits
 Domestic
   Savings                                            $     9             $    13             $    22
   NOW                                                     87                (125)                (38)
   Money Market                                           (37)               (288)               (325)
   Time                                                  (558)               (683)             (1,241)
 Foreign
   Time                                                    --                 (10)                (10)
                                                      -------             -------             -------
      Total                                              (499)             (1,093)             (1,592)
                                                      -------             -------             -------

Borrowings
   Federal funds purchased and securities
      sold under agreements to repurchase                 159                (218)                (59)
   Commercial paper                                       254                 (70)                184
   Other short-term debt                                 (139)                 (5)               (144)
   Long-term debt                                         315                  --                 315
                                                      -------             -------             -------
      Total                                               589                (293)                296
                                                      -------             -------             -------

TOTAL INTEREST EXPENSE                                $    90             $(1,386)            $(1,296)
                                                      =======             =======             =======

NET INTEREST INCOME                                   $ 2,000             $   151             $ 2,151
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

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios

RATIOS AND MINIMUMS

(dollars in thousands)

                                                                                 For Capital                  To Be Well
                                                          Actual               Adequacy Minimum              Capitalized
                                                   -------------------        -------------------        -------------------
AS OF JUNE 30, 1999                                 Amount       Ratio        Amount        Ratio        Amount        Ratio
-------------------                                -------       -----        -------        ----        -------       -----
Total Capital (to Risk Weighted Assets):
  The Company                                      $91,128       13.76%       $52,978        8.00%       $66,223       10.00%
  The bank                                          70,318       11.41         49,318        8.00         61,647       10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       82,831       12.51         26,489        4.00         39,734        6.00
  The bank                                          62,776       10.18         24,659        4.00         36,988        6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       82,831        8.68         38,175        4.00         47,718        5.00
  The bank                                          62,776        6.91         36,322        4.00         45,403        5.00


AS OF DECEMBER 31, 1998
-----------------------
Total Capital (to Risk Weighted Assets):
  The Company                                      $89,307       12.63%       $56,552        8.00%       $70,690       10.00%
  The bank                                          71,998       10.93         52,675        8.00         65,844       10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       80,454       11.38         28,276        4.00         42,414        6.00
  The bank                                          64,117        9.74         26,337        4.00         39,506        6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       80,454        8.67         37,109        4.00         46,387        5.00
  The bank                                          64,117        7.20         35,624        4.00         44,530        5.00

                          QUANTITATIVE AND QUALITATIVE
                            DISCLOSURES ABOUT MARKET


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

      Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its on- and off-balance sheet positions by examining its near-term sensitivity and its longer term gap position. In its management of interest rate risk, the Company utilizes several tools including traditional gap analysis and sophisticated income simulation models.

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

      The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at June 30, 1999, is presented on page 27. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

      At June 30, 1999, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $25 million and a final maturity of October 10, 1999, another contract with a notional amount of $50 million and a final maturity of February 27, 2000, another contract with a notional amount of $25 million and a final maturity February 9, 2001 and another contract with a notional amount of $25 million and a final maturity of May 1, 2001. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At June 30, 1999, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

      The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $879,000 which are amortized monthly against interest income from the designated assets. At June 30, 1999, the unamortized premiums on these contracts totaled $202,000 and are included in other assets. At June 30, 1999, $68,000 was receivable under these contracts.

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

      The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 1999, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 1.69% ($913,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 0.68% ($369,000) decline from an unchanged rate environment.

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


Liquidity Risk

Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed throughout the Company. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital markets funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank have significant unused borrowing capacity. Contingency plans exist and could be implemented on a timely basis to minimize the impact of any dramatic change in market conditions.

      The parent company generates income from its own operations. Its cash requirements are supplemented from funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirement.

      The bank can supply funds to the parent company and its nonbank subsidiaries subject to various legal restrictions. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.

      At June 30, 1999, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $33,757,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $59,696,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

      While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

                        STERLING BANCORP AND SUBSIDIARIES
                            Interest Rate Sensitivity

To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are placed in a time of the earliest repricing period. Amounts are presented in thousands.

                                                                           Repricing Date
                                       ------------------------------------------------------------------------------------------
                                                     More than        More than                         Non
                                       3 months       3 months        1 year to         Over            Rate
                                       or less       to 1 year         5 years         5 years        sensitive          Total
                                      --------       ---------        ---------        --------       ---------        ----------
ASSETS
   Interest-bearing deposits
       with other banks               $ 10,515       $      --        $      --        $     --       $      --        $   10,515
   Investment securities                 4,969          13,846           16,290         337,453           6,834           379,392
   Loans, net of unearned
    discounts
      Commercial and Industrial        418,994             417            3,676           3,009            (561)          425,535
      Lease financing                      730           3,256           74,618             815         (10,287)           69,132
      Real estate                       21,841           2,465           19,216          50,316            (194)           93,644
      Installment                        9,426             933            2,077           1,601            (176)           13,861
      Foreign government and
        official institutions               --             785               --              --              --               785
   Noninterest-earning assets
    and allowance for
     credit losses                          --              --               --              --          75,659            75,659
                                      --------       ---------        ---------        --------       ---------        ----------
      Total Assets                     466,475          21,702          115,877         393,194          71,275         1,068,523
                                      --------       ---------        ---------        --------       ---------        ----------

LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits
      Savings [1]                           --              --           24,105              --              --            24,105
      NOW [1]                               --              --           65,601              --              --            65,601
      Money Market [1]                 111,860              --           26,312              --              --           138,172
      Time - domestic                   92,742          79,132           18,815              --              --           190,689
           - foreign                       150           2,630               --              --              --             2,780
  Federal funds purchased &
      securities sold u/a/r            144,269           2,900               --              --              --           147,169

  Commercial paper                      33,407              --               --              --              --            33,407
  Other short-term borrowings           10,635             350               --              --              --            10,985
   Long-term borrowings - FHLB          20,000          10,000           11,050              --              --            41,050
   Noninterest-bearing
    liabilities and share-
     holders' equity                        --              --               --              --         414,565           414,565
                                      --------       ---------        ---------        --------       ---------        ----------

       Total Liabilities and
          Shareholders' Equity         413,063          95,012          145,883              --         414,565         1,068,523
                                      --------       ---------        ---------        --------       ---------        ----------

Net Interest Rate
      Sensitivity Gap                 $ 53,412       $ (73,310)       $ (30,006)       $393,194       $(343,290)       $       --
                                      ========       =========        =========        ========       =========        ==========

Cumulative Gap at
      June 30, 1999                   $ 53,412       $ (19,898)       $ (49,904)       $343,290       $      --        $       --
                                      ========       =========        =========        ========       =========        ==========

Cumulative Gap at
      June 30, 1998                   $125,524       $  42,048        $ (25,912)       $308,640       $      --        $       --
                                      ========       =========        =========        ========       =========        ==========

Cumulative Gap at
      December 31, 1998               $149,850       $ 113,187        $  65,434        $404,571       $      --        $       --
                                      ========       =========        =========        ========       =========        ==========


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

                        STERLING BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security-Holders

            (a) The Annual Meeting of Shareholders of the Company was held on April 15, 1999.

            (b) The following matters were submitted to a vote of the Shareholders of the Company:

                  (1)   Election of Directors *

                             Nominee                        Total Votes For                Total Votes Withheld
                             -------                        ---------------                --------------------
                         Robert Abrams                           6,489,510                        960,420
                         Joseph M. Adamko                        6,495,089                        954,841
                         Lillian Berkman                         6,489,119                        960,811
                         Louis J. Cappelli                       6,494,877                        955,053
                         Walter Feldesman                        6,427,611                      1,022,319
                         Allan F. Hershfield                     6,340,745                      1,109,185
                         Henry J. Humphreys                      6,491,685                        958,245
                         John C. Millman                         6,494,003                        955,927
                         Maxwell M. Rabb                         6,274,038                      1,175,892
                         Eugene T. Rossides                      6,490,729                        959,201
                         William C. Warren                       6,273,175                      1,176,755

                        * All nominees, except for Mr. Abrams, were incumbents at the time of the Annual Meeting of Shareholders and all nominees were re-elected.

                  (2)   Amendment of Stock Incentive Plan

                       Total Votes For                       5,269,242
                       Total Votes Against                   2,146,940
                       Total Abstentions                        33,748
                       Total Broker Nonvotes                       -0-

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

                                                STERLING BANCORP
                                                .............................

                                                    (Registrant)

Date      8/12/99                   /s/     Louis J. Cappelli
    --------------------------      -------------------------------------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer

Date      8/12/99                   /s/     John W. Tietjen
    --------------------------      -------------------------------------------
                                            John W. Tietjen
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX


                                                                  Incorporated                                Sequential
   Exhibit                                                          Herein By                  Filed             Page
    Number                           Description                  Reference To                Herewith            No.
    ------                           -----------                  ------------                --------            ---
      11                             Computation of                                              X                31
                                     Per Share Earnings

      27                             Financial Data                                              X                32
                                     Schedule