Form 10-Q
period 1999-09-30
STERLING BANCORP
filed 1999-11-15
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              September 30, 1999
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________________ to ___________________



Commission File Number:                         1-5273-1
                        --------------------------------------------------------


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


      As of September 30, 1999 there were 8,001,437 shares of common stock,
                          $1.00 par value, outstanding.

                                STERLING BANCORP


PART I FINANCIAL INFORMATION                                                                           Page
                                                                                                       ----
        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                                                    3
                    Notes to Consolidated Financial Statements                                           8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                                            11
                    Results for Three Months                                                            11
                    Results for Nine Months                                                             13
                    Balance Sheet Analysis                                                              15
                    Capital                                                                             17
                    Average Balance Sheets                                                              19
                    Rate/Volume Analysis                                                                21
                    Regulatory Capital and Ratios                                                       23

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                                          24
                    Interest Rate Sensitivity                                                           27

PART II OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K                                                    28

SIGNATURES                                                                                              28


EXHIBIT INDEX                                                                                           29

        Exhibit 11 Computation of Per Share Earnings                                                    30

        Exhibit 27 Financial Data Schedule                                                              31

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    September 30,          December 31,
ASSETS                                                                   1999                  1998
                                                                   ---------------        ---------------
Cash and due from banks                                            $    45,625,058        $    43,311,268
Interest-bearing deposits with other banks                                 515,000                515,000
Investment securities
   Available for sale (at estimated market value)                      139,177,575            145,060,902
   Held to maturity (estimated market value
      $275,591,889 and $185,425,123, respectively)                     280,519,696            184,745,325
                                                                   ---------------        ---------------
            Total investment securities                                419,697,271            329,806,227
                                                                   ---------------        ---------------

Loans, net of unearned discounts                                       647,315,448            640,206,308
Less allowance for credit losses                                        10,429,645             10,156,077
                                                                   ---------------        ---------------
            Loans, net                                                 636,885,803            630,050,231
                                                                   ---------------        ---------------
Customers' liability under acceptances                                     854,153                609,431
Excess cost over equity in net assets of the
   banking subsidiary                                                   21,158,440             21,158,440
Premises and equipment, net                                              6,244,431              6,294,654
Accrued interest receivable                                              4,762,649              3,991,914
Other real estate owned                                                    493,996              1,044,509
Other assets                                                            10,803,440              7,663,541
                                                                   ---------------        ---------------
                                                                   $ 1,147,040,241        $ 1,044,445,215
                                                                   ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                                    $   276,163,397        $   329,020,287
   Interest-bearing deposits                                           502,476,102            373,782,181
                                                                   ---------------        ---------------
            Total deposits                                             778,639,499            702,802,468
Federal funds purchased and securities
   sold under agreements to repurchase                                 132,506,471             99,429,027
Commercial paper                                                        34,814,100             41,529,300
Other short-term borrowings                                              5,808,044             12,771,325
Acceptances outstanding                                                    854,153                609,431
Due to factoring clients                                                42,576,578             32,074,004
Accrued expenses and other liabilities                                  17,018,700             11,678,336
                                                                   ---------------        ---------------
                                                                     1,012,217,545            900,893,891
Long-term debt - FHLB                                                   31,050,000             41,400,000
                                                                   ---------------        ---------------
            Total liabilities                                        1,043,267,545            942,293,891
                                                                   ---------------        ---------------

Commitments and contingent liabilities


Shareholders' equity
   Preferred stock, $5 par value. Authorized 644,389 shares
      Series B ($20 liquidation value), issued 1,230 shares                 24,600                 24,600
      Series D ($10 liquidation value), issued 241,883 and
            243,929 shares, respectively                                 2,418,830              2,439,290
                                                                   ---------------        ---------------
                                                                         2,443,430              2,463,890


   Common stock, $1 par value. Authorized 20,000,000 shares;
      issued 8,324,830 and 8,310,284 shares, respectively                8,324,830              8,310,284
   Capital surplus                                                      45,440,792             45,287,315
   Retained earnings                                                    56,562,947             48,817,648
   Accumulated other comprehensive (loss)income,
      net of tax                                                        (1,648,635)               538,840
                                                                   ---------------        ---------------
                                                                       111,123,364            105,417,977
   Less
      Common shares in treasury at cost, 323,393 and
        101,693 shares, respectively                                     5,917,330              1,592,690
      Unearned compensation                                              1,433,338              1,673,963
                                                                   ---------------        ---------------
            Total shareholders' equity                                 103,772,696            102,151,324
                                                                   ---------------        ---------------
                                                                   $ 1,147,040,241        $ 1,044,445,215
                                                                   ===============        ===============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                                  1999           1998           1999           1998
                                               -----------    -----------    -----------   ------------
INTEREST INCOME
   Loans                                       $14,140,542    $13,481,415    $40,715,827    $38,403,119
   Investment securities:
      Available for sale                         2,077,844      1,871,349      6,040,834      5,670,009
      Held to maturity                           4,182,405      3,267,157     10,208,168     10,345,958
   Federal funds sold                               23,158        121,882        295,787        478,467
   Deposits with other banks                        75,707         14,652        150,015        120,055
                                               -----------    -----------    -----------    -----------
            Total interest income               20,499,656     18,756,455     57,410,631     55,017,608
                                               -----------    -----------    -----------    -----------


INTEREST EXPENSE
   Deposits                                      4,322,777      3,895,247     11,300,950     12,466,134
   Federal funds purchased
      and securities sold under agreements
      to repurchase                              1,432,218        919,158      3,460,176      3,006,147
   Commercial paper                                422,781        474,678      1,356,253      1,223,494
   Other short-term borrowings                     219,768        259,513        572,687        756,591
   Long-term debt                                  481,674        523,277      1,526,800      1,253,287
                                               -----------    -----------    -----------    -----------
            Total interest expense               6,879,218      6,071,873     18,216,866     18,705,653
                                               -----------    -----------    -----------    -----------
Net interest income                             13,620,438     12,684,582     39,193,765     36,311,955
Provision for credit losses                      1,365,000      1,069,000      4,118,000      3,180,333
                                               -----------    -----------    -----------    -----------
Net interest income after provision
   for credit losses                            12,255,438     11,615,582     35,075,765     33,131,622
                                               -----------    -----------    -----------    -----------

NONINTEREST INCOME
   Factoring income                              1,219,583      1,210,115      3,639,825      3,521,092
   Mortgage banking income                       1,557,141        996,245      4,238,156      2,890,796
   Service charges on deposit accounts             769,303        839,445      2,309,648      2,264,397
   Trade finance income                            597,928        482,670      1,645,092      1,464,032
   Trust fees                                      181,150        249,499        582,466        676,787
   Other service charges and fees                  309,479        189,232        991,647        722,306
   Other income                                     23,678         56,283         75,311        135,705
                                               -----------    -----------    -----------    -----------
            Total noninterest income             4,658,262      4,023,489     13,482,145     11,675,115
                                               -----------    -----------    -----------    -----------


NONINTEREST EXPENSES
   Salaries                                      5,151,303      4,617,831     14,805,623     13,632,910
   Employee benefits                               951,990        620,360      3,108,191      2,597,023
                                               -----------    -----------    -----------    -----------
            Total personnel expenses             6,103,293      5,238,191     17,913,814     16,229,933
   Occupancy expense, net                          969,856        854,712      2,532,660      2,444,096
   Equipment expense                               627,552        596,157      2,027,450      1,818,055
   Other expenses                                2,981,080      2,928,064      8,308,551      7,678,960
                                               -----------    -----------    -----------    -----------
            Total noninterest expenses          10,681,781      9,617,124     30,782,475     28,171,044
                                               -----------    -----------    -----------    -----------
Income before income taxes                       6,231,919      6,021,947     17,775,435     16,635,693
Provision for income taxes                       2,547,111      2,767,542      7,074,574      7,264,851
                                               -----------    -----------    -----------    -----------

Net income                                     $ 3,684,808    $ 3,254,405    $10,700,861    $ 9,370,842
                                               ===========    ===========    ===========    ===========

Average number of common shares outstanding
   Basic                                         8,040,787      8,261,166      8,116,514      8,244,125
   Diluted                                       8,398,867      8,723,354      8,483,065      8,583,900
Per average common share
   Basic                                       $       .45    $       .39    $      1.31    $      1.13
   Diluted                                             .44            .38           1.26           1.09
Dividends per common share                             .12            .11            .36            .32


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                                1999              1998             1999                1998
                                            ------------      ------------     ------------      ------------
Net income                                  $  3,684,808      $  3,254,405     $ 10,700,861      $  9,370,842


Other comprehensive income, net of tax:
      Unrealized holding (losses)gains
       arising during the period                (345,451)          772,206       (2,187,475)          820,983
                                            ------------      ------------     ------------      ------------


Comprehensive income                        $  3,339,357      $  4,026,611     $  8,513,386      $ 10,191,825
                                            ============      ============     ============      ============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity


                                                               Nine Months Ended
                                                                 September 30,
                                                           1999              1998
                                                       ------------      ------------
PREFERRED STOCK
   Balance at January 1                                $  2,463,890      $  2,486,730
   Conversions of Series D shares                           (20,460)          (22,840)
                                                       ------------      ------------
   Balance at September 30                             $  2,443,430      $  2,463,890
                                                       ============      ============

COMMON STOCK
   Balance at January 1                                $  8,310,284      $  8,262,500
   Conversions of preferred shares
      into common shares                                      2,046             2,284
   Options exercised                                         12,500            45,500
                                                       ------------      ------------
   Balance at September 30                             $  8,324,830      $  8,310,284
                                                       ============      ============

CAPITAL SURPLUS
   Balance at January 1                                $ 45,287,315      $ 44,775,759
   Conversions of preferred shares
      into common shares                                     18,414            20,556
   Options exercised                                        135,063           491,000
                                                       ------------      ------------
   Balance at September 30                             $ 45,440,792      $ 45,287,315
                                                       ============      ============

RETAINED EARNINGS
   Balance at January 1                                $ 48,817,648      $ 39,590,806
   Net income                                            10,700,861         9,370,842
   Cash dividends paid - common shares                   (2,906,230)       (2,618,547)
                       - preferred shares                   (49,332)          (40,496)
                                                       ------------      ------------
   Balance at September 30                             $ 56,562,947      $ 46,302,605
                                                       ============      ============

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
   Balance at January 1                                $    538,840      $    197,374
                                                       ------------      ------------
   Unrealized holding (losses)gains arising during
      the period:
        Before tax                                       (4,043,394)        1,517,529
        Tax (benefit) expense                            (1,855,919)          696,546
                                                       ------------      ------------
           Net of tax                                    (2,187,475)          820,983
                                                       ------------      ------------
   Balance at September 30                             $ (1,648,635)     $  1,018,357
                                                       ============      ============

TREASURY STOCK
   Balance at January 1                                $ (1,592,690)     $   (441,257)
   Purchase of common shares                             (4,324,640)         (756,925)
                                                       ------------      ------------
   Balance at September 30                             $ (5,917,330)     $ (1,198,182)
                                                       ============      ============

UNEARNED COMPENSATION
   Balance at January 1                                $ (1,673,963)     $ (2,249,346)
   Amortization of unearned compensation                    240,625           240,625
                                                       ------------      ------------
   Balance at September 30                             $ (1,433,338)     $ (2,008,721)
                                                       ============      ============

TOTAL SHAREHOLDERS' EQUITY
   Balance at January 1                                $102,151,324      $ 92,622,566
   Net changes during the period                          1,621,372         7,552,982
                                                       ------------      ------------
   Balance at September 30                             $103,772,696      $100,175,548
                                                       ============      ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            1999               1998
                                                                       -------------      -------------
OPERATING ACTIVITIES
  Net income                                                           $  10,700,861      $   9,370,842
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                        4,118,000          3,180,333
        Depreciation and amortization of premises and equipment            1,420,816          1,220,434
        Deferred income tax benefit                                         (140,054)          (297,021)
        Net change in loans held for sale                                  9,307,975         (9,544,740)
        Amortization of unearned compensation                                240,625            240,625
        Amortization of premiums of securities                             1,561,063          1,677,036
        Accretion of discounts on securities                                (634,843)          (441,652)
        (Increase)Decrease in accrued interest receivable                   (770,735)            48,702
        Increase in due to factored clients                               10,502,574          6,781,365
        Increase(Decrease) in other liabilities                            5,340,364           (431,634)
        Other, net                                                        (4,988,359)        (1,715,677)
                                                                       -------------      -------------

              Net cash provided by operating activities                   36,658,287         10,088,613
                                                                       -------------      -------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                                      (1,370,593)          (486,552)
  Net decrease in interest-bearing deposits
    with other banks                                                              --          2,695,000
  Net increase in Federal funds sold                                              --         (4,000,000)
  Decrease(Increase) in other real estate owned                              550,513           (401,654)
  Net decrease in loans                                                  (16,417,115)       (18,403,807)
  Proceeds from prepayments, redemptions or maturities
    of securities - held to maturity                                      49,954,562         52,762,664
  Purchases of securities - held to maturity                            (146,943,929)       (19,853,914)
  Purchases of securities - available for sale                          (117,486,978)      (293,774,130)
  Proceeds from prepayments, redemptions or maturities
    of securities - available for sale                                   119,615,688        323,921,417
                                                                       -------------      -------------

              Net cash (used in) provided by investing activities       (112,097,852)        42,459,024
                                                                       -------------      -------------
FINANCING ACTIVITIES
  Net decrease in noninterest-bearing deposits                           (52,856,890)       (55,491,818)
  Net increase(decrease)in interest-bearing deposits                     128,693,921        (30,605,684)
  Net increase(decrease) in funds purchased and
    securities sold under agreements to repurchase                        33,077,444        (12,077,429)
  Net (decrease)increase in commercial paper
    and other short-term borrowings                                      (13,678,481)         9,976,124
  Purchase of Treasury stock                                              (4,324,640)          (756,925)
  (Decrease)Increase in other long-term debt                             (10,350,000)        39,650,000
  Proceeds from exercise of stock options                                    147,563            536,500
  Cash dividends paid on common and preferred stock                       (2,955,562)        (2,659,043)
                                                                       -------------      -------------
            Net cash provided by (used in) in financing activities        77,753,355        (51,428,275)
                                                                       -------------      -------------
Net increase in cash and due from banks                                    2,313,790          1,119,362
Cash and due from banks - beginning of period                             43,311,268         40,065,863
                                                                       -------------      -------------
Cash and due from banks  - end of period                               $  45,625,058      $  41,185,225
                                                                       =============      =============
Supplemental schedule of non-cash financing activities:
   Preferred stock conversions                                         $      20,460      $      22,840
Supplemental disclosure of cash flow information:
   Interest paid                                                       $  18,420,455      $  18,739,828
   Income taxes paid                                                       6,251,902          6,483,332


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

             The Company provides a full range of financial products and services, including business and consumer loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 1999 year-to-date average interest-earning assets were 59.6% loans (corporate lending was 77.3% and real estate lending was 18.9% of total loans, respectively) and 39.4% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 70% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

         The following tables provide certain information regarding the Company's operating segments for the three and nine month periods ended September 30, 1999 and 1998:


                                               Corporate            Real Estate         Company-wide
                                                Lending               Lending             Treasury             Totals
                                            --------------       --------------       --------------       --------------
Three Months Ended September 30, 1999
-------------------------------------
Net interest income                         $    6,756,367       $    2,254,289       $    3,814,475       $   12,825,131
Noninterest income                               2,296,193            1,513,506               30,074            3,839,773
Depreciation and amortization                       45,235               54,121                  175               99,531
Segment profit                                   3,527,646            2,197,500            5,425,200           11,150,346
Segment assets                                 537,173,996           98,944,050          472,263,765        1,108,381,811

Three Months Ended September 30, 1998
-------------------------------------
Net interest income                         $    6,541,760       $    2,143,564       $    3,111,630       $   11,796,954
Noninterest income                               2,325,106              904,018               21,319            3,250,443
Depreciation and amortization                       29,537               46,395                   87               76,019
Segment profit                                   4,567,226            1,902,300            4,444,100           10,913,626
Segment assets                                 482,490,558           94,093,120          371,336,802          947,920,480

                                               Corporate            Real Estate         Company-wide
                                                Lending               Lending              Treasury            Totals
                                            --------------       --------------       --------------       --------------

Nine Months Ended September 30, 1999
------------------------------------
Net interest income                         $   20,201,830       $    6,640,171       $    9,814,585       $   36,656,586
Noninterest income                               6,347,478            4,176,853              108,152           10,632,483
Depreciation and amortization                      122,659              149,818                  518              272,995
Segment profit                                  10,494,908            6,341,200           15,153,900           31,990,008
Segment assets                                 537,173,996           98,944,050          472,263,765        1,108,381,811

Nine Months Ended September 30, 1998
------------------------------------
Net interest income                         $   17,422,651       $    6,111,904       $   10,414,720       $   33,949,275
Noninterest income                               6,346,128            2,738,850               52,790            9,137,768
Depreciation and amortization                       74,990              134,490                  259              209,739
Segment profit                                  10,169,715            5,194,400           14,178,300           29,542,415
Segment assets                                 482,490,558           94,093,120          371,336,802          947,920,480

      The following table sets forth reconciliations of reportable operating segments net interest income, noninterest income, profits and assets to the Company's consolidated totals:


                                                 Three Months Ended September 30,          Nine Months Ended September 30,
                                                     1999                1998                 1999                  1998
                                               ---------------      ---------------      ---------------      ---------------
Net interest income:
   Total for reportable operating segments     $    12,825,131      $    11,796,954      $    36,656,586      $    33,949,275
   Other [1]                                           795,307              887,628            2,537,179            2,362,680
                                               ---------------      ---------------      ---------------      ---------------
Consolidated net interest income               $    13,620,438      $    12,684,582      $    39,193,765      $    36,311,955
                                               ===============      ===============      ===============      ===============
Noninterest income:
   Total for reportable operating segments     $     3,839,773      $     3,250,443      $    10,632,483      $     9,137,768
   Other [1]                                           818,489              773,046            2,849,662            2,537,347
                                               ---------------      ---------------      ---------------      ---------------
Consolidated noninterest income                $     4,658,262      $     4,023,489      $    13,482,145      $    11,675,115
                                               ===============      ===============      ===============      ===============

Profit:
   Total for reportable operating segments     $    11,150,346      $    10,913,626      $    31,990,008      $    29,542,415
   Other [1]                                        (4,918,427)          (4,891,679)         (14,214,573)         (12,906,722)
                                               ---------------      ---------------      ---------------      ---------------
Consolidated income before income taxes        $     6,231,919      $     6,021,947      $    17,775,435      $    16,635,693
                                               ===============      ===============      ===============      ===============
Assets:
   Total for reportable operating segments     $ 1,108,381,811      $   947,920,480      $ 1,108,381,811      $   947,920,480
   Other [1]                                        38,658,430           37,427,545           38,658,430           37,427,545
                                               ---------------      ---------------      ---------------      ---------------
Consolidated assets                            $ 1,147,040,241         $985,348,025      $ 1,147,040,241      $   985,348,025
                                               ===============      ===============      ===============      ===============

   [1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.


6. In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," is effective for fiscal quarters of fiscal years beginning after September 15, 2000 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

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

         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At September 30, 1999, the Bank's year-to-date average earning assets (of which loans were 57% and investment securities were 41%) represented approximately 95% of the Company's year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisition. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


         Results for the Three Months Ended September 30, 1999 and 1998
         --------------------------------------------------------------

OVERVIEW

The Company reported net income for the three months ended September 30, 1999 of $3.7 million, representing $0.44 per share, calculated on a diluted basis, compared to $3.3 million, or $0.38 per share, calculated on a diluted basis, for the like period in 1998. This increase reflects higher net interest income and continued growth in noninterest income.

         Net interest income increased to $13.6 million for the third quarter of 1999 compared with $12.7 million for the same period in 1998, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 5.91% for the third quarter of 1999 compared to 6.17% for the like 1998 period. This decrease was principally due to a decrease of 30 basis points in the average yield on earning assets partially offset by a decrease in average cost of funds of 14 basis points.

         Noninterest income rose to $4.7 million for the three months ended September 30, 1999 compared to $4.0 million for the like 1998 period principally due to continued growth in fees from mortgage banking and trade finance.

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

         Net interest income for the three months ended September 30, 1999 increased $936,000 to $13,621,000 from $12,685,000 for the comparable period in 1998.

         Total interest income aggregated $20,500,000 which was up $1,743,000 for the third quarter of 1999 when compared to $18,757,000 for the same period of 1998. The tax equivalent yield on interest earning assets was 8.81% for the three months ended September 30, 1999 compared with 9.11% for the comparable period in 1998. The increase in interest income was due to an increase in income earned on the Company's investment securities portfolio and on the loan portfolio as a result of higher average outstandings. The increase in investment securities balances reflects the implementation of asset/liability management strategies. Loan balances increased as the result of the implementation of business plans, including the purchase of portfolios, designed to increase funds employed in this asset category. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

         Interest earned on the loan portfolio amounted to $14,141,000 which was up $660,000 when compared to a year ago. Average loan balances amounted to $566,415,000 which were up $42,982,000 from an average of $523,433,000 in the prior year period. The increase in the average loans, primarily in the leasing, mortgage and commercial and industrial loan segments of the Company's loan portfolio, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 10.64% for the three months ended September 30, 1999 from 10.98% for the comparable 1998 period was primarily attributable to a lower rate environment.

         Tax equivalent interest earned on investment securities increased $1,155,000 to $6,437,000 in 1999 due to higher average outstandings partially offset by lower yields.

         Interest expense increased $807,000 to $6,879,000 for the third quarter of 1999 from $6,072,000 for the comparable period in 1998. The increase in interest expense was due to higher average funds employed partially offset by lower average rates paid for those funds.

         Interest expense on deposits increased $427,000 for the three months ended September 30, 1999 to $4,322,000 from $3,895,000 for the comparable 1998 period due to increases in average outstandings partially offset by lower rates paid on deposits. Average interest-bearing deposit balances amounted to $462,230,000 which were up $63,675,000 from an average of $398,555,000 in the prior year period. The increase in average balances reflects the implementation of plans, including raising deposits in the capital markets and lengthening funding maturities into year 2000, designed to maximize year-end liquidity. The average rate paid on interest-bearing deposits was reduced to 3.71% in 1999 compared to 3.86% in the comparable year-ago period.

         Interest expense on borrowed funds increased $380,000 for the three months ended September 30, 1999 to $2,557,000 from $2,177,000 for the comparable prior year period principally due to increases in average outstandings. Average borrowed funds amounted to $193,005,000 up $26,950,000 from an average of $166,055,000 in the prior year period. The increase in borrowings reflects the implementation of plans designed to support asset growth.

Provision for Credit Losses
Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolio, the provision for credit losses increased to $1,365,000 up $296,000 when compared to the same period last year.

Noninterest Income
Noninterest income increased $635,000 for the third quarter of 1999 when compared with the like 1998 period primarily as a result of increased fees from mortgage banking and trade finance.

Noninterest Expenses
Noninterest expenses increased $1,065,000 for the third quarter of 1999 when compared with the like 1998 period primarily due to increased personnel and equipment expenses incurred to support growing levels of business activity and continued investment in the business franchise.


          Results for the Nine Months Ended September 30, 1999 and 1998
          -------------------------------------------------------------


OVERVIEW

The Company reported net income for the nine months ended September 30,1999 of $10.7 million, representing $1.26 per share, calculated on a diluted basis, compared to $9.4 million, or $1.09 per share calculated on a diluted basis, for the like period in 1998. This increase reflects continued growth in both net interest income and noninterest income as explained below.

         Net interest income increased to $39.2 million for the first nine months of 1999 compared with $36.3 million for the same period in 1998, principally due to higher average earning asset outstandings. The net interest margin, on a tax equivalent basis, was 6.12% for the first nine months of 1999 compared to 6.00% for the like 1998 period. This increase was principally due to a 39 basis point decrease in the average cost of funds partially offset by a 19 basis point decrease in average yield on earning assets.

         Noninterest income rose to $13.5 million for the nine months ended September 30,1999 compared to $11.7 million for the like 1998 period principally due to continued growth in fees from mortgage banking, factoring, trade finance, and deposit and various other services.

INCOME STATEMENT ANALYSIS

Net Interest Income
Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) for the components of interest income and interest expense for the first nine months, expressed in terms of fluctuation in average volume and rate are shown on page
22. Information as to the components of interest income and interest expense and average rates for the first nine months is provided in the Average Balance Sheets shown on page 20.

         Net interest income for the nine months ended September 30,1999 increased $2,882,000 to $39,194,000 from $36,312,000 for the comparable period in 1998.

         Total interest income aggregated $57,411,000 up $2,393,000 for the first nine months of 1999 as compared to $55,018,000 for the same period of 1998. The tax equivalent yield on interest-earning assets was 8.87% for the nine months ended September 30, 1999 compared with 9.06% for the comparable period in 1998. The increase in interest income was principally due to an increase in income earned on the Company's loan portfolio as a result of management's strategy of increasing loans outstanding. The decrease in yield on earning assets was due to lower yields on loans and investment securities.

         Interest earned on the loan portfolio amounted to $40,716,000 up $2,313,000 when compared to a year ago. Average loan balances amounted to $542,830,000 up $41,340,000 from an average of $501,490,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing, mortgage and commercial and industrial loan portfolios, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 10.83% for the nine months ended September 30,1999 from 11.19% for the comparable 1998 period was primarily attributable to a lower prime rate in the 1999 period.

         Tax equivalent interest earned on investment securities increased $478,000 to $16,743,000 in 1999 due to higher average outstandings partially offset by lower yields due to a flattening of the U.S. Treasury yield curve.

         Total interest expense decreased $489,000 to $18,217,000 for the first nine months of 1999 from $18,706,000 for the comparable period in 1998. The decrease in interest expense was due to lower average rates paid for interest-bearing deposits and borrowed funds partially offset by higher amounts of borrowed funds.

         Interest expense on deposits decreased $1,165,000 for the nine months ended September 30,1999 to $11,301,000 from $12,466,000 for the comparable 1998 period primarily due to decreases in rates paid on deposits. The average rate paid on interest-bearing deposits decreased to 3.56% in 1999 compared to 4.02% in the comparable year ago period.

         Interest expense on borrowed funds increased $676,000 for the first nine months of 1999 to $6,916,000 from $6,240,000 for the comparable 1998 period due to increases in average outstandings partially offset by lower average rates paid for these funds. Average borrowed funds amounted to $178,039,000 up $20,839,000 from $157,200,000 in the year period. This increase in borrowings reflects the implementation of plans designed to support asset growth. The decrease in the average rate paid for borrowed funds to 4.88% for the nine months ended September 30, 1999 from 5.18% for the comparable 1998 period was primarily attributable to a lower rate environment.

Provision for Credit Losses
Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolio, the provision for credit losses increased to $4,118,000 up $938,000 when compared to the same period last year.

Noninterest Income
Noninterest income increased $1,807,000 for the first nine months of 1999 when compared with the like 1998 period primarily as a result of increased fees from mortgage banking, factoring, trade finance and deposit and other services.

Noninterest Expenses
Noninterest expenses increased $2,611,000 for the first nine months of 1999 when compared with the like 1998 period primarily due to increased personnel and equipment expenses incurred to support growing levels of business activity and continued investments in the business franchise.


BALANCE SHEET ANALYSIS

Securities
The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage backed securities along with other debt and equity securities. At September 30, 1999, the Company's portfolio of securities totalled $419,697,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 4.9 years amounted to $386,345,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $516,000 and $5,444,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $110,000 and gross unrealized losses of $3,168,000. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.

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

         The Company's commercial and industrial loan portfolio represents approximately 70% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 15% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 12% of gross loans. The collateral securing any loan may vary in value based on market conditions.

         The following table sets forth the composition of the Company's loan portfolio.

                                                            September 30,
                                           --------------------------------------------
                                                    1999                    1998
                                           --------------------    --------------------
                                                       ($ in thousands)
                                                           % of                   % of
                                           Balances       Gross    Balances       Gross
                                           --------       -----    --------       -----
Domestic
  Commercial and industrial                $461,674        70.1%   $430,765        72.4%
  Equipment lease financing                  80,925        12.3      55,913         9.4
  Real estate                               100,782        15.3      94,050        15.8
  Installment - individuals                  14,317         2.2      13,733         2.3
Foreign
  Government and official institutions          784         0.1         788         0.1
                                           --------       -----    --------       -----
Gross loan                                  658,482       100.0%    595,249       100.0%
                                                          =====                   =====
  Unearned discounts                         11,167                   8,819
                                           --------                --------
Loans, net of unearned discounts           $647,315                $586,430
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

        The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 1999, the ratio of the allowance to loans, net of unearned discounts, was 1.61% and the allowance was $10,430,000. At such date, the Company's non-accrual loans amounted to $1,470,000; $468,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $200,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 1999. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1,458,000 at September 30, 1999.


Deposits
A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).

        The following table provides certain information with respect to the Company's deposits:


                                                    September 30,
                                  ---------------------------------------------
                                           1999                    1998
                                  ---------------------   ---------------------
                                                  ($ in thousands)
                                                  % of                    % of
                                  Balances        Total   Balances        Total
                                  --------        -----   --------        -----
Domestic
  Demand                          $276,163        35.5%   $256,969        39.8%
  NOW                               77,793        10.0      59,653         9.3
  Savings                           25,834         3.3      23,433         3.6
  Money Market                     167,593        21.4     134,168        20.8
  Time deposits                    228,476        29.4     168,357        26.1
                                  --------       -----    --------       -----
      Total domestic deposits      775,859        99.6     642,580        99.6
Foreign
  Time deposits                      2,780         0.4       2,730         0.4
                                  --------       -----    --------       -----
      Total deposits              $778,639       100.0%   $645,310       100.0%
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


CAPITAL
The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 23. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At September 30, 1999, the Company and the bank exceeded the requirements for "well capitalized" institutions.


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

      As of September 30, 1999, the Company has completed all phases for all of its mission critical systems. That is, the Committee has completed all phases of the company-wide program, and has prepared the Company's computer hardware and software for the Year 2000.

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

      The cost to date of the Y2K project was $355,000 all of which has been expensed as incurred. Many of the expenditures relate to microcomputer hardware and software that would have been upgraded in the normal course of the Company's operations through December 31, 1999.

      The Company, as part of its normal business practice, has business resumption and disaster recovery plans to facilitate timely restoration on services and processes in the event of a business disruption. In addition, the Company has developed Year 2000 business resumption contingency plans to define the actions that will be taken to insure that critical business functions can continue to operate in the unlikely event that a system or supplier failure occurs due to the millennium change. The development of these plans includes the identification of core business processes, critical to the Company's business and operations, and assessment of failure scenarios.

      Despite the best efforts of the Committee, there can be no complete assurance that the Company will not be adversely affected by unforeseen problems in its own computer systems or in systems provided by third parties or of other entities not associated with the Company that are unsuccessful in properly addressing this issue. While the dollar impact of any unforeseen problems cannot be accurately quantified at this time because of the uncertainties involved, such problems could have a material adverse effect on the Company.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Three Months Ended September 30,
                             (dollars in thousands)

                                                    1999                                1998
                                      ---------------------------------   -----------------------------------
                                      Average                   Average   Average                     Average
ASSETS                                Balance     Interest        Rate    Balance      Interest         Rate
                                      -------     --------      -------   -------      --------       -------
Interest-bearing deposits
   with other banks                  $    515     $     76         6.57%  $    315     $     15         4.87%
Investment securities
   Available for sale [2]             142,495        2,255         6.31    120,549        2,015         6.66
   Held to maturity                   258,472        4,182         6.47    205,007        3,267         6.38
Federal funds sold                      1,707           23         5.31      8,745          122         5.45
Loans, net of unearned discounts
   Domestic [3]                       565,630       14,129        10.64    522,645       13,468        10.98
   Foreign                                785           12         5.96        788           13         6.65
                                   ----------     --------                --------     --------
         TOTAL INTEREST-EARNING
            ASSETS                    969,604       20,677         8.81%   858,049       18,900         9.11%
                                                  --------      =======                --------      =======
Cash and due from banks                37,864                               41,451
Allowance for credit losses           (10,312)                              (9,147)
Goodwill                               21,158                               21,158
Other assets                           19,033                               20,546
                                   ----------                             --------

         TOTAL ASSETS              $1,037,347                             $932,057
                                   ==========                             ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
 Domestic
   Savings                           $ 24,772          147         2.35%  $ 22,979          132         2.28%
   NOW                                 71,892          443         2.45     66,053          513         3.08
   Money Market                       163,016        1,315         3.20    137,565        1,068         3.02
   Time                               199,770        2,387         4.74    169,228        2,145         5.03
 Foreign
   Time                                 2,780           30         4.25      2,730           37         5.40
                                   ----------     --------                --------      -------
      Total interest-bearing
           deposits                   462,230        4,322         3.71    398,555        3,895         3.86
                                   ----------     --------                --------      -------

Borrowing
   Federal funds purchased and
     securities sold under$
      agreements to repurchase        115,801        1,432         4.91     70,912          919         5.10
   Commercial paper                    35,440          423         4.73     36,894          475         5.10
   Other short-term debt                5,388          220         5.08     16,849          260         5.17
   Long-term debt                      36,376          482         5.30     41,400          523         5.01
                                   ----------     --------                --------      -------
         Total borrowings             193,005        2,557         4.95    166,055        2,177         5.09
                                   ----------     --------                --------      -------
         TOTAL INTEREST-BEARING
           LIABILITIES                655,235        6,879         4.08%   564,610        6,072         4.22%
                                                  --------      =======                 -------      =======
Noninterest-bearing deposits          227,460                              224,860
Other liabilities                      53,087                               44,488
                                   ----------                             --------
       Total liabilities              935,782                              833,958

Shareholders' equity                  101,565                               98,099
                                   ----------                             --------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY         $1,037,347                             $932,057
                                   ==========                             ========

Net interest income/spread                          13,798         4.73%                 12,828         4.89%
                                                                =======                              =======
Net yield on interest-earning
   assets (margin)                                                 5.91%                                6.17%
                                                                =======                              =======
Less: Tax equivalent adjustment                        177                                  143
                                                  --------                             --------
Net interest income                               $ 13,621                             $ 12,685
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

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Nine Months Ended September 30,
                             (dollars in thousands)


                                                              1999                                       1998
                                            ----------------------------------------     -------------------------------------
                                              Average                        Average      Average                     Average
ASSETS                                        Balance         Interest        Rate        Balance        Interest       Rate
                                            ----------        --------       -------      -------        --------       ----
Interest-bearing deposits
   with other banks                         $      515        $    150         4.91%      $  1,261        $    120      5.09%
Investment securities
   Available for sale [2]                      138,741           6,535         6.28        121,858           5,919      6.48
   Held to maturity                            219,993          10,208         6.19        219,971          10,346      6.27
Federal funds sold                               8,330             296         4.68         11,562             479      5.46
Loans, net of unearned discounts
   Domestic [3]                                542,044          40,680        10.83        500,701          38,363     11.19
   Foreign                                         786              36         6.07            789              40      6.74
                                            ----------        --------                    --------        --------
         TOTAL INTEREST-EARNING
            ASSETS                             910,409          57,905         8.87%       856,142          55,267      9.06%
                                                              --------      =======                       --------   =======

Cash and due from banks                         43,039                                      42,152
Allowance for credit losses                    (10,479)                                     (8,967)
Goodwill                                        21,158                                      21,158
Other assets                                    19,373                                      21,154
                                            ----------                                    --------

         TOTAL ASSETS                       $  983,500                                    $931,639
                                            ==========                                    ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing deposits
   Domestic
      Savings                               $   24,544             431         2.35%      $ 23,402             394      2.25%
      NOW                                       68,039           1,252         2.46         61,762           1,360      2.94
      Money Market                             144,581           3,142         2.91        137,616           3,220      3.13
      Time                                     184,647           6,383         4.62        189,391           7,382      5.21
   Foreign
      Time                                       2,755              93         4.50          2,729             110      5.39
                                            ----------        --------                    --------        --------
      Total interest-bearing
           deposits                            424,566          11,301         3.56        414,900          12,466      4.02
                                            ----------        --------                    --------        --------

Borrowings
   Federal funds purchased and
     securities sold under
      agreements to repurchase                  95,824           3,460         4.83         76,493           3,006      5.25
   Commercial paper                             38,395           1,356         4.72         31,801           1,224      5.14
   Other short-term debt                         4,264             573         5.07         15,741             757      5.20
   Long-term debt                               39,556           1,527         5.15         33,165           1,253      5.05
                                            ----------        --------                    --------        --------

      Total borrowings                         178,039           6,916         4.88        157,200           6,240      5.18
                                            ----------        --------                    --------        --------


         TOTAL INTEREST-BEARING
           LIABILITIES                         602,605          18,217         3.95%       572,100          18,706      4.34%
                                                              --------      =======                       --------    ======

Noninterest-bearing deposits                   233,153                                     220,552
Other liabilities                               45,746                                      43,490
                                            ----------                                    --------
       Total liabilities                       881,504                                     836,142

Shareholders' equity                           101,996                                      95,497
                                            ----------                                    --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $  983,500                                    $931,639
                                            ==========                                    ========

Net interest income/spread                                     39,688         4.92%                         36,561     4.72%
                                                                            =======                                  ======


Net yield on interest-earning
   assets(margin)
                                                                              6.12%                                    6.00%
                                                                            =======                                  ======

Less: Tax equivalent adjustment                                    494                                         249
                                                              --------                                    --------

Net interest income                                           $ 39,194                                    $ 36,312
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

                       STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]
                        Three Months Ended September 30,
                             (dollars in thousands)


                                                      Increase/(Decrease)
                                                      Three Months Ended
                                                 September 30, 1999 and 1998
                                              --------------------------------
                                              Volume        Rate         Net[2]
                                              ------        ----         ------
INTEREST INCOME
Interest-bearing deposits with other banks    $    41      $    20      $    61
                                              -------      -------      -------
Investment securities
   Available for sale                             351         (111)         240
   Held to maturity                               868           47          915
                                              -------      -------      -------
      Total                                     1,219          (64)       1,155
                                              -------      -------      -------

Federal funds sold                                (96)          (3)         (99)
                                              -------      -------      -------

Loans, net of unearned discounts [3]
   Domestic                                     1,131         (470)         661
   Foreign                                         --           (1)          (1)
                                              -------      -------      -------
      Total                                     1,131         (471)         660
                                              -------      -------      -------

TOTAL INTEREST INCOME                         $ 2,295      $  (518)     $ 1,777
                                              =======      =======      =======

INTEREST EXPENSE
Interest-bearing deposits
 Domestic
   Savings                                    $    11      $     4      $    15
   NOW                                             42         (112)         (70)
   Money Market                                   187           60          247
   Time                                           371         (129)         242
 Foreign
   Time                                             1           (8)          (7)
                                              -------      -------      -------
      Total                                       612         (185)         427
                                              -------      -------      -------

Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase           549          (36)         513
   Commercial paper                               (19)         (33)         (52)
   Other short-term debt                          (39)          (1)         (40)
   Long-term debt                                 (68)          27          (41)
                                              -------      -------      -------
      Total                                       423          (43)         380
                                              -------      -------      -------

TOTAL INTEREST EXPENSE                        $ 1,035      $  (228)     $   807
                                              =======      =======      =======

NET INTEREST INCOME                           $ 1,260      $  (290)     $   970
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

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]
                         Nine Months Ended September 30,
                             (dollars in thousands)

                                                      Increase/(Decrease)
                                                       Nine Months Ended
                                                 September 30, 1999 and 1998
                                                 ---------------------------
                                               Volume        Rate        Net[2]
INTEREST INCOME
Interest-bearing deposits with other banks     $    28      $     2      $    30
                                               -------      -------      -------
Investment securities
   Available for sale                              802         (186)         616
   Held to maturity                                  1         (139)        (138)
                                               -------      -------      -------

      Total                                        803         (325)         478
                                               -------      -------      -------

Federal funds sold                                (121)         (62)        (183)
                                               -------      -------      -------

Loans, net of unearned discounts [3]
   Domestic                                      3,608       (1,291)       2,317
   Foreign                                          --           (4)          (4)
                                               -------      -------      -------

      Total                                      3,608       (1,295)       2,313
                                               -------      -------      -------

TOTAL INTEREST INCOME                          $ 4,318      $(1,680)     $ 2,638
                                               =======      =======      =======


INTEREST EXPENSE
Interest-bearing deposits
 Domestic
   Savings                                     $    19      $    18      $    37
   NOW                                             129         (237)        (108)
   Money Market                                    157         (235)         (78)
   Time                                           (181)        (818)        (999)
 Foreign
   Time                                              1          (18)         (17)
                                               -------      -------      -------
      Total                                        125       (1,290)      (1,165)
                                               -------      -------      -------


Borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase            710         (256)         454
   Commercial paper                                238         (106)         132
   Other short-term debt                          (178)          (6)        (184)
   Long-term debt                                  248           26          274
                                               -------      -------      -------

      Total                                      1,018         (342)         676
                                               -------      -------      -------

TOTAL INTEREST EXPENSE                         $ 1,143      $(1,632)     $  (489)
                                               =======      =======      =======

NET INTEREST INCOME                            $ 3,175      $   (48)     $ 3,127
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

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios


RATIOS AND MINIMUMS
(dollars in thousands)

                                                                             For Capital           To Be Well
                                                         Actual           Adequacy Minimum         Capitalized
                                                  -------------------    ------------------   --------------------
AS OF SEPTEMBER 30, 1999                          Amount        Ratio    Amount       Ratio   Amount         Ratio
------------------------                          -------------------    ------------------   --------------------
Total Capital (to Risk Weighted Assets):
  The Company                                    $93,296        12.94%  $57,691        8.00%  $72,114        10.00%
  The bank                                        74,399        10.98    54,227        8.00    67,784        10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                     84,264        11.68    28,845        4.00    43,268         6.00
  The bank                                        66,264         9.78    27,114        4.00    40,671         6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                     84,264         8.29    40,468        4.00    50,809         5.00
  The bank                                        66,264         6.81    38,910        4.00    48,638         5.00

AS OF DECEMBER 31, 1998
-----------------------
Total Capital (to Risk Weighted Assets):
  The Company                                    $89,307        12.63%  $56,552        8.00%  $70,690        10.00%
  The bank                                        71,998        10.93    52,675        8.00    65,844        10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                     80,454        11.38    28,276        4.00    42,414         6.00
  The bank                                        64,117         9.74    26,337        4.00    39,506         6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                     80,454         8.67    37,109        4.00    46,387         5.00
  The bank                                        64,117         7.20    35,624        4.00    44,530         5.00

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

      The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at September 30, 1999, is presented on page 27. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

      At September 30, 1999, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $25 million and a final maturity of October 10, 1999, another contract with a notional amount of $50 million and a final maturity of February 27, 2000, another contract with a notional amount of $25 million and a final maturity of February 9, 2001 and another contract with a notional amount of $25 million and a final maturity of May 1, 2001. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At September 30, 1999, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

      The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $879,000 which are amortized monthly against interest income from the designated assets. At September 30, 1999, the unamortized premiums on these contracts totaled $150,000 and are included in other assets. At September 30, 1999, $32,000 was receivable under these contracts.

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

      The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 1999, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 1.85% ($1,000,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 3.48% ($2,000,000) decline from an unchanged rate environment.

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

      The parent company generates income from its own operations. Its cash requirements are supplemented from funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements.

      The bank can supply funds to the parent company and its nonbank subsidiaries subject to various legal restrictions. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.

      At September 30, 1999, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $34,814,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $59,138,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

                                                                       Repricing Date
                                     ----------------------------------------------------------------------------------
                                                   More than     More than                       Non
                                     3 months       3 months     1 year to       Over            Rate
                                      or less      to 1 year      5 years       5 years        sensitive        Total
                                     --------      ---------     ---------      -------        ---------        -----
ASSETS
   Interest-bearing deposits
       with other banks             $      515    $       --     $       --     $       --    $       --     $      515
   Investment securities                 9,956         8,717         15,559        378,632         6,834        419,698
   Loans, net of unearned
      discounts
       Commercial and Industrial       460,247           231          4,853          2,898          (485)       467,744
       Lease financing                     730         3,256         74,618          1,264       (10,327)        69,541
       Real estate                      18,612         3,555         24,843         49,064          (160)        95,914
       Installment                       9,648           106          2,185          1,551          (158)        13,332
       Foreign government and
         official institutions             784            --             --             --            --            784
   Noninterest-earning assets
      and allowance for
      credit losses                         --            --             --             --        79,512         79,512
                                    ----------    ----------     ----------     ----------    ----------     ----------

        Total Assets                   500,492        15,865        122,058        433,409        75,216      1,147,040
                                    ----------    ----------     ----------     ----------    ----------     ----------
LIABILITIES AND SHAREHOLDERS'
EQUITY
   Interest-bearing deposits
      Savings [1]                           --            --         25,834             --            --         25,834
      NOW [1]                               --            --         77,793             --            --         77,793
      Money Market [1]                 135,660            --         31,934             --            --        167,594
      Time - domestic                   86,381       119,613         22,181            300            --        228,475
           - foreign                       150         2,630             --             --            --          2,780
  Federal funds purchased &
      securities sold under
      agreements to repurchase         125,506         7,000             --             --            --        132,506
  Commercial paper                      34,814            --             --             --            --         34,814
  Other short-term borrowings            5,458           350             --             --            --          5,808
   Long-term borrowings - FHLB          20,000        10,000          1,050             --            --         31,050
   Noninterest-bearing
    liabilities and share-
     holders' equity                        --            --             --             --       440,386        440,386
                                    ----------    ----------     ----------     ----------    ----------     ----------

       Total Liabilities and
          Shareholders' Equity         407,969       139,593        158,792            300       440,386      1,147,040
                                    ----------    ----------     ----------     ----------    ----------     ----------

Net Interest Rate
      Sensitivity Gap               $   92,523    $ (123,728)    $  (36,734)    $  433,109    $ (365,170)    $       --
                                    ==========    ==========     ==========     ==========    ==========     ==========

Cumulative Gap at
      September 30, 1999            $   92,523    $  (31,205)    $  (67,939)    $  365,170    $       --     $       --
                                    ==========    ==========     ==========     ==========    ==========     ==========

Cumulative Gap at
      September 30, 1998            $  122,134    $   69,450     $    2,911     $  336,590    $       --     $       --
                                    ==========    ==========     ==========     ==========    ==========     ==========

Cumulative Gap at
      December 31, 1998             $  149,850    $  113,187     $   65,434     $  404,571    $       --     $       --
                                    ==========    ==========     ==========     ==========    ==========     ==========


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

                                STERLING BANCORP
                                ----------------
                                  (Registrant)




Date     11/12/99                       /s/  Louis J. Cappelli
-----------------------                 ----------------------------------------
                                             Louis J. Cappelli
                                             Chairman and
                                             Chief Executive Officer


Date     11/12/99                       /s/  John W. Tietjen
-----------------------                 ----------------------------------------
                                             John W. Tietjen
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  EXHIBIT INDEX



                                                    Incorporated                                 Sequential
   Exhibit                                            Herein By                   Filed              Page
    Number             Description                  Reference To                 Herewith             No.
    ------             -----------                  ------------                 --------        ----------
      11               Computation of                                               X                 31
                       Per Share Earnings

      27               Financial Data                                               X                 32
                       Schedule