Form 10-K
period 1999-12-31
STERLING BANCORP
filed 2000-03-29
CIK 93451

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999        Commission File No. 1-5273-1

                                  ------------

                                STERLING BANCORP
               (Exact Name of Registrant as specified in charter)

          NEW YORK 13-2565216
     (State or other jurisdiction of         I.R.S. employer identification No.)
     incorporation or organization)
    430 PARK AVENUE, NEW YORK, N.Y.                       10022-3505
(Address of principal executive offices)                  (Zip Code)
                                 (212) 826-8000
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
------------------------------                          ----------------------
Common Shares, $1 par value                             New York Stock Exchange
Preferred Stock Purchase Rights                         New York Stock Exchange



           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  On March 13, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $105,761,403.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 8,352,221 SHARES WERE OUTSTANDING AT MARCH 13, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (1) Specified portions of the Sterling Bancorp 1999 Annual Report are incorporated by reference in Parts I and II.

  (2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 13, 2000 are incorporated by reference in Part III.

                                STERLING BANCORP


                                    FORM 10-K


                                TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----

                                     PART I
                                     ------

Item  1.         BUSINESS...........................................           I- 1

Item  2.         PROPERTIES.........................................           I- 9

Item  3.         LEGAL PROCEEDINGS..................................           I-12

Item  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS.......................................           I-12


                                     PART II
                                     -------


Item  5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS....................          II-1

Item  6.         SELECTED FINANCIAL DATA............................           II-1

Item  7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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



                                    PART III
                                    --------

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


                                     PART IV
                                     -------

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K........................          IV-1


SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     PART I


ITEM 1. BUSINESS
                                     GENERAL

Sterling Bancorp ("the parent company" or "the Registrant") is a bank holding company, as defined by the Bank Holding Company Act of 1956("the BHCA"), as amended. Throughout the report, the terms "the Company" or "Sterling" refers to Sterling Bancorp and its subsidiaries. Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company has operations in metropolitan New York and Washington, DC areas, as well as Virginia and other mid-Atlantic territories and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank") - its principal subsidiary, and all of the outstanding shares of Sterling Industrial Loan Association and Sterling Banking Corporation ("finance subsidiaries"). Sterling National Mortgage Company, Inc. ("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia"), Sterling Factors Corporation ("Factors") and Sterling Holding Company of Virginia, Inc. are wholly owned subsidiaries of the bank. Until 1998, Factors was a finance subsidiary of the Registrant. Sterling Holding Company of Virginia, Inc. was formed as of December 21, 1998 and owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc. which was formed as of March 1, 1997. Segment information appearing in footnote 20 beginning on page 37 of the 1999 Annual Report is incorporated by reference herein.


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

      The composition of income from the operations of the bank and its subsidiaries for the years ended: [1] December 31, 1999 included interest and fees on commercial and other loans (53%), interest and dividends on investment securities (26%) and other (21%); [2] December 31, 1998 included interest and fees on commercial and other loans (54%), interest and dividends on investment securities (25%), and other (21%); [3] December 31, 1997 included interest and fees on commercial and other loans (55%), interest and dividends on investment securities (28%), and other (17%).

      At December 31, 1999, the bank and its subsidiaries had 348 employees, consisting of 122 officers and 226 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

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

      The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its finance subsidiaries for the years ended: [1] December 31, 1999 included interest and fees on loans (47%), dividends, interest and service fees (52%) and other (1%); [2] December 31, 1998 included interest and fees on loans (71%), dividends, interest and service fees (28%), and other (1%); [3] December 31, 1997 included interest and fees on loans (61%), dividends, interest and service fees (25%), and other (14%). For the year ended December 31, 1997, Factors was a finance subsidiary, and the results of its operations were included in the foregoing and in all financial statements relating to that year.

      At December 31, 1999, the parent company employed 24 persons consisting of 7 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.

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

Under the provisions of FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 1999, the capital ratios for the Company and the bank exceeded the requirements for "well capitalized" institutions.

      The table presenting capital and ratios for the Company and the bank as of December 31, 1999 and 1998 appears in footnote 19 beginning on page 36 of the Company's 1999 Annual Report and is incorporated by reference herein.

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


LEGISLATIVE PROPOSALS

On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

* allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

*  allows insurers and other financial services companies to acquire banks;

* removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

* establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") that it elects to be a "financial holding company".

In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "Satisfactory" rating in its most recent examination under the Community Reinvestment Act. Although the Company currently meets the requirements to engage in the activities that are permitted by the Gramm-Leach-Bliley Act, it has not yet determined whether to become a "financial holding company".

     The Gramm-Leach-Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

SELECTED CONSOLIDATED STATISTICAL INFORMATION


  I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 57, 58, and 59 of the Company's 1999 Annual Report is incorporated by reference herein.


 II.     Investment Portfolio

A summary of the Company's investment securities by type with related carrying values at the end of each of the most recent three fiscal years appears on page 47 of the Company's 1999 Annual Report and is incorporated herein by reference. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the Company's 1999 Annual Report on pages 23 and 24 and is incorporated by reference herein. The average yield by maturity range is not available.



III.     Loan Portfolio

A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the most recent five fiscal years appears on page 48 of the Company's 1999 Annual Report and is incorporated herein by reference.

   A table setting forth the maturities and sensitivity to changes in interest rates of the Company's commercial and industrial and foreign loans at December 31, 1999 appears on page 48 of the Company's 1999 Annual Report and is incorporated herein by reference.

   It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the Company's 1999 Annual Report beginning on page 48 under the caption "Loan Portfolio", page 25 in footnote 5 and on page 20 in footnote 1 under the caption "Loans" is incorporated by reference herein.

   A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years appears on page 49 of the Company's 1999 Annual Report and is incorporated herein by reference; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

 IV. Summary of Loan Loss Experience

The information appearing in the Company's 1999 Annual Report beginning on page 25 in footnote 6 and beginning on page 49 under the caption "Asset Quality" is incorporated by reference herein. A table setting forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years appears on page 50 of the Company's 1999 Annual Report and is incorporated herein by reference.

      The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 1999. Net losses within the loan portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 1999.

      To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, a table presenting the Company's allocation of the allowance appears on page 51 of the Company's 1999 Annual Report and is incorporated herein by reference. This allocation is based on subjective estimates by management and may vary from year to year based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the Company's 1999 Annual Report beginning on page 49 under the caption "Asset Quality" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in a loan category.

  V. Deposits

Average deposits and average rates paid for each of the most recent three years is presented in the Company's 1999 Annual Report on page 57 and is incorporated by reference herein.

        Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the Company's 1999 Annual Report on page 26 in footnote 7 and is incorporated by reference herein.

        The table providing selected information with respect to the Company's deposits for each of the most recent three fiscal years appears on page 51 of the Company's 1999 Annual Report and is incorporated by reference herein.

        Interest expense for the most recent three fiscal years is presented in footnote 7 on page 26 of the Company's 1999 Annual Report and is incorporated by reference herein.

VI. Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years follow:

                                                                                          Years Ended December 31,
                                                                                      --------------------------------
                                                                                       1999         1998        1997
                                                                                      ------      --------    --------

Return on average total assets (Net income
   divided by average total assets)                                                    1.42%         1.37%       1.30%
Return on average shareholders' equity (Net
   income divided by average equity)                                                  14.23%        13.24%      13.20%
Dividend payout ratio (Dividends declared per
   share divided by net income per share)                                             27.98%        27.47%      26.64%
Average shareholders' equity to average total
   assets (Average equity divided by average
   total assets)                                                                      10.01%        10.33%       9.84%


VII. Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the Company's 1999 Annual Report on page 27 in footnote 8 and is incorporated by reference herein.


ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 430 Park Avenue, New York, N.Y. consisting of approximately 15,000 square feet. The lease for these premises expires June 29, 2001. Annual rental commitments approximate $405,000. Certain finance subsidiaries maintain offices in Great Neck, New York and Richmond, Virginia.

            In addition to the principal offices, the bank maintains operating leases for four branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Westchester, Nassau and Suffolk counties (New York), in Mercer County (New Jersey) and in Richmond and Virginia Beach (Virginia) with an aggregate of approximately 114,700 square feet. The annual office rental commitments for these premises approximates $1,776,000. The leases have expiration dates ranging from 2000 through 2015 with varying additional renewal options. The bank also maintains a branch located in Forest Hills owned by the bank (and not subject to a mortgage).


ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


The information appearing on page 54 of the Sterling Bancorp 1999 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein.



ITEM 6. SELECTED FINANCIAL DATA


The information appearing on page 45 of the 1999 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information appearing on pages 45 - 59 of the 1999 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated by reference herein. Supplementary data appearing on page 43 footnote 23 of the 1999 Annual Report is incorporated by reference herein.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK


The information appearing on pages 52 - 54 of the 1999 Annual Report under the caption "ASSET/LIABILITY MANAGEMENT" is incorporated by reference herein.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Company's consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 and the statements of condition of Sterling National Bank as of December 31, 1999 and 1998, notes thereto and Independent Auditors' Report thereon appearing on pages 14 - 44 of the 1999 Annual Report, are incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 13, 2000 under the caption "ELECTION OF DIRECTORS" and beginning on page 8 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" are incorporated by reference herein.

Executive Officers - This information is included pursuant to Instruction 3 to
Item 401 (b) and (c) of Regulation S-K:


                                                                                              Held
                                                                                            Executive
                                                                                             Office
Name of Executive           Title                                         Age                Since
-----------------           ------------------------------------          ---              ---------
Louis J. Cappelli           Chairman of the Board and
                             Chief Executive Officer,
                             Director                                      69                1967
John C. Millman             President, Director                            57                1986
Jerrold Gilbert             Executive Vice President, and General
                             Counsel                                       63                1974
John W. Tietjen             Executive Vice President, Treasurer
                             and Chief Financial Officer                   55                1989
John A. Aloisio             Senior Vice President                          57                1992


All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

ITEM 11. EXECUTIVE COMPENSATION

The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 13, 2000 under the caption " Executive Compensation and Related Matters" and on page 7 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information beginning on page 8 of the Sterling Bancorp Proxy Statement dated March 13, 2000 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on page 7 of the Sterling Bancorp Proxy Statement dated March 13, 2000 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.



                                     III-1

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The documents filed as a part of this report are listed below:

         1. Financial Statements

            Annual Report to security holders, Sterling Bancorp 1999 Annual Report (This document is filed only to the extent of pages 14 through 59 which are incorporated by reference herein).

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

             (ii)(B)     Amendments to By-Laws adopted May 21, 1999 (Filed as
                         Exhibit 3 to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).

            4    (a)     Indenture relating to floating interest rate
                         convertible subordinated debentures, 4th series, due
                         November 1, 1999 (Filed as Exhibit 4(a) to Registrant's
                         Registration Statement 33-23877 and incorporated by reference herein).

                 (b) Indenture dated as of August 1, 1995 relating to floating interest rate convertible subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).

         10      (i)     Employment Agreements, dated as of February 19, 1993
                         (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended
                         December 31, 1992 and incorporated by reference herein).

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

                           (a)      For Louis J. Cappelli
                           (b)      For John C. Millman

               (iii) Amendments to Employment Agreements dated February 8, 1997 (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).

                           (a)      For Louis J. Cappelli
                           (b)      For John C. Millman

                (iv) Amendments to Employment Agreements dated February 28, 1998 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein).

                           (a)      For Louis J. Cappelli
                           (b)      For John C. Millman

                 (v) Amendments to Employment Agreements dated February 19, 1999 (Filed as Exhibits 3.10(v)(a) and 3.10(v)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).

                           (a)      For Louis J. Cappelli
                           (b)      For John C. Millman

                (vi) Amendments to Employment Agreements dated May 22, 1999(Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).

               (vii) Form of change of Control Severance agreement entered in on May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).

              (viii) Amendments to Employment Agreements dated March 9, 1999 (Filed as Exhibits 3.10(viii)(a) and 3.10(viii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).

                           (a)      For Louis J. Cappelli
                           (b)      For John C. Millman

                (ix)     Amendments to Employment Agreements dated February 24,
                         2000

                           (a)      For Louis J. Cappelli
                           (b)      For John C. Millman

         11       Statement re: Computation of Per Share Earnings.

         13 Annual Report to security holders, Sterling Bancorp 1999 Annual Report (This document is filed only to the extent of pages 14 through 59, which are incorporated by reference herein).

         21       Subsidiaries of the Registrant.

         23       Consent of KPMG LLP Independent Certified Public Accountants

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



                                STERLING BANCORP




                         /s/      Louis J. Cappelli
                         ------------------------------
                           Louis J. Cappelli, Chairman
                          (Principal Executive Officer)

                                 March 29, 2000
                             ----------------------
                                      Date


                         /s/      John W. Tietjen
                        ----------------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                  March 29, 2000
                            ----------------------
                                      Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 29, 2000                /s/       Louis J. Cappelli            Director
----------------              ----------------------------       ---------------
    (Date)                               (Signature)                   (Title)

March 29, 2000                /s/       John C. Millman              Director
----------------              ----------------------------       ---------------
    (Date)                               (Signature)                   (Title)

March 29, 2000                /s/       Lillian Berkman              Director
----------------              ----------------------------       ---------------
    (Date)                               (Signature)                   (Title)

March 29, 2000                /s/       Walter Feldesman             Director
----------------              ----------------------------       ---------------
    (Date)                               (Signature)                   (Title)

March 29, 2000                /s/       Henry J. Humphreys           Director
----------------              ----------------------------       ---------------
    (Date)                               (Signature)                   (Title)

March 29, 2000                /s/       Robert Abrams                Director
----------------              ----------------------------       ---------------
    (Date)                               (Signature)                   (Title)

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549



                                DOCUMENTS FILED

                                   AS A PART

                                 OF THIS REPORT

                                       ON

                                   FORM 10-K

                              ANNUAL REPORT - 1999











                             ----------------------



                                STERLING BANCORP

                                 DOCUMENT INDEX

1.  Financial Statements

                              Annual Report to security holders, Sterling
                              Bancorp 1999 Annual Report (This document is filed only to the extent of pages 14 through 59 which are incorporated by reference herein).

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

                     (ii)(B) Amendments to By-Laws adopted May 21, 1999 (Filed as Exhibit 3 to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).

                  4      (a)  Indenture relating to floating interest rate
                              convertible subordinated debentures, 4th series, due November 1, 1999 (Filed as Exhibit 4(a) to
                              Registrant's Registration Statement 33-23877 and incorporated by reference herein).

                         (b) Indenture dated as of August 1, 1995 relating to floating interest rate convertible subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).

                 10   (i)     Employment Agreements, dated as of February 19,
                              1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

                     (ii) Amendments to Employment Agreements dated February 14, 1995 (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein). (a) For Louis J. Cappelli (b) For John C. Millman

                    (iii) Amendments to Employment Agreements dated February 8, 1997 (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).

                     (iv) Amendments to Employment Agreements dated February 28, 1998 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein).

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

                      (v) Amendments to Employment Agreements dated February 19, 1999 (Filed as Exhibits 3.10(v)(a) and 3.10(v)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

                     (vi) Amendments to Employment Agreements dated May 22, 1999(Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).

                    (vii) Form of change of Control Severance agreement entered in on May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).

                    (viii) Amendments to Employment Agreements dated March 9, 1999(Filed as Exhibits 3.10(viii)(a) and 3.10(viii)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

                     (ix) Amendments to Employment Agreements dated February 24, 2000

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

         11                   Statement re: Computation of Per Share Earnings.

         13 Annual Report to security holders, Sterling Bancorp 1999 Annual Report (This document is filed only to the extent of pages 14 through 59, which are incorporated by reference herein).

         21                   Subsidiaries of the Registrant.

         23                   Consent of KPMG LLP Independent Certified Public
                              Accountants

         27                   Financial Data Schedule.

(b)   Reports on Form 8-K:

There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX

          Exhibit
          Number
          ------
          3    (i)(A)       Amended and Restated Certificate of Incorporation
                            filed with the State of New York, Department of State, August 14, 1986 (Filed as Exhibit 3.3 to
                            Registrant's Form 10-K for the fiscal year ended
                            December 31, 1986 and incorporated by reference herein).

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

          4       (a)       Indenture relating to floating interest rate
                            convertible subordinated debentures, 4th series, due
                            November 1, 1999 (Filed as Exhibit 4(a) to
                            Registrant's Registration Statement 33-23877 and incorporated by reference herein).

                  (b) Indenture dated as of August 1, 1995 relating to floating interest rate convertible subordinated debentures, series V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's Application for Qualification of Indenture No. 022-22183 and incorporated by reference herein).

         10    (i)          Employment Agreements, dated as of February 19, 1993
                            (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

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

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman


              (iii) Amendments to Employment Agreements dated February 8, 1997 (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

               (iv) Amendments to Employment Agreements dated February 28, 1998 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein).

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

                (v) Amendments to Employment Agreements dated February 19, 1999 (Filed as Exhibits 3.10(v)(a) and 3.10(v)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman (vi)

                            Amendments to Employment Agreements dated May 22, 1999 (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).

                            (vii) Form of change of Control Severance agreement entered in on May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).

              (viii) Amendments to Employment Agreements dated March 9, 1999 (Filed as Exhibits 10(viii)(a) and 10(viii)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

               (ix)         Amendments to Employment Agreements dated February
                            24, 2000

                                    (a)      For Louis J. Cappelli
                                    (b)      For John C. Millman

         11                 Statement re: Computation of Per Share Earnings.

         13 Annual Report to security holders, Sterling Bancorp 1999 Annual Report (This document is filed only to the extent of pages 14 through 59, which are incorporated by reference herein).

         21                 Subsidiaries of the Registrant.

         23                 Consent of KPMG LLP Independent Certified Public
                            Accountants

         27                 Financial Data Schedule.