Form 10-Q
period 2000-03-31
STERLING BANCORP
filed 2000-05-12
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                MARCH 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                   TO
                              ------------------    ----------------------------

COMMISSION FILE NUMBER:                         1-5273-1
                       ---------------------------------------------------------

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


     AS OF MARCH 31, 2000 THERE WERE 8,302,221 SHARES OF COMMON STOCK,
                         $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                                     Page
                                                                                                 ----
               Item 1.     Financial Statements (Unaudited)

                           Consolidated Financial Statements                                        3
                           Notes to Consolidated Financial Statements                               8

               Item 2.     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations

                           Business                                                                11
                           Results for Three Months                                                11
                           Balance Sheet Analysis                                                  13
                           Capital                                                                 16
                           Average Balance Sheets                                                  17
                           Rate/Volume Analysis                                                    18
                           Regulatory Capital and Ratios                                           19

               Item 3.     Quantitative and Qualitative Disclosures About
                              Market Risk

                           Asset/Liability Management                                              20
                           Interest Rate Sensitivity                                               23

PART II OTHER INFORMATION


               Item 6.     Exhibits and Reports on Form 8-K                                        24



SIGNATURES                                                                                         24


EXHIBIT INDEX                                                                                      25

               Exhibit 11 Computation of Per Share Earnings                                        26

               Exhibit 27 Financial Data Schedule                                                  27


                       STERLING BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                            March 31,                  December 31,
ASSETS                                                                        2000                         1999
                                                                         --------------               --------------
Cash and due from banks                                                  $   39,033,275               $   35,505,342
Interest-bearing deposits with other banks                                      515,000                      515,000
Investment securities
      Available for sale (at estimated market value)                        150,497,694                  162,463,715
      Held to maturity (estimated market value
            $297,201,529 and $286,220,249, respectively)                    306,882,065                  294,938,717
                                                                         --------------               --------------
                        Total investment securities                         457,379,759                  457,402,432
                                                                         --------------               --------------

Loans, net of unearned discounts                                            658,252,980                  689,096,080
Less allowance for credit losses                                             11,448,855                   11,116,848
                                                                         --------------               --------------
                        Loans, net                                          646,804,125                  677,979,232
                                                                         --------------               --------------
Customers' liability under acceptances                                        6,317,326                    3,888,140
Excess cost over equity in net assets of the
      banking subsidiary                                                     21,158,440                   21,158,440
Premises and equipment, net                                                   5,548,753                    5,847,842
Accrued interest receivable                                                   4,718,381                    4,541,954
Other real estate owned                                                         526,476                      358,175
Other assets                                                                 13,951,623                   11,690,695
                                                                         --------------               --------------
                                                                         $1,195,953,158               $1,218,887,252
                                                                         ==============               ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
      Noninterest-bearing deposits                                       $  270,689,714               $  291,807,803
      Interest-bearing deposits                                             555,252,411                  570,712,149
                                                                         --------------               --------------
                        Total deposits                                      825,942,125                  862,519,952
Federal funds purchased and securities
      sold under agreements to repurchase                                   151,590,515                  118,238,418
Commercial paper                                                             28,723,300                   40,319,200
Other short-term borrowings                                                  10,534,876                   10,993,363
Acceptances outstanding                                                       6,317,326                    3,888,140
Due to factoring clients                                                     36,574,078                   37,933,948
Accrued expenses and other liabilities                                       19,930,412                   18,704,104
                                                                         --------------               --------------
                                                                          1,079,612,632                1,092,597,125
Long-term debt - FHLB                                                        10,700,000                   21,050,000
                                                                         --------------               --------------
                        Total liabilities                                 1,090,312,632                1,113,647,125
                                                                         --------------               --------------

Commitments and contingencies


Shareholders' equity
      Preferred stock, $5 par value. Authorized 644,389 shares
            Series B, issued 1,230 shares                                        24,600                       24,600
            Series D, issued 241,883 shares                                   2,418,830                    2,418,830
                                                                         --------------               --------------
                                                                              2,443,430                    2,443,430

      Common stock, $1 par value. Authorized 20,000,000 shares;
            issued 8,725,676 and 8,723,051 shares, respectively               8,725,676                    8,723,051
      Capital surplus                                                        51,713,028                   51,911,883
      Retained earnings                                                      55,059,762                   52,360,024
      Accumulated other comprehensive loss income,
            net of tax                                                       (2,630,227)                  (2,634,509)
                                                                         --------------               --------------
                                                                            115,311,669                  112,803,879
      Less
            Common shares in treasury at cost, 423,455 and
              357,993 shares, respectively                                    7,226,743                    6,515,522
            Unearned compensation                                             2,444,400                    1,048,230
                                                                         --------------               --------------
                        Total shareholders' equity                          105,640,526                  105,240,127
                                                                         --------------               --------------
                                                                         $1,195,953,158               $1,218,887,252
                                                                         ==============               ==============

  See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             2000                        1999
                                                                         ------------                 -----------
INTEREST INCOME
      Loans                                                              $ 15,182,204                 $13,138,475
      Investment securities:
            Available for sale                                              2,441,021                   1,964,764
            Held to maturity                                                5,135,044                   2,621,355
      Federal funds sold                                                      169,288                     188,277
      Deposits with other banks                                                35,485                      24,186
                                                                         ------------                 -----------
                        Total interest income                              22,963,042                  17,937,057
                                                                         ------------                 -----------


INTEREST EXPENSE
      Deposits                                                              6,099,698                   3,308,600
      Federal funds purchased
            and securities sold under agreements
            to repurchase                                                   1,152,540                     972,342
      Commercial paper                                                        396,130                     488,272
      Other short-term borrowings                                             255,347                     102,780
      Long-term debt                                                          195,022                     525,283
                                                                         ------------                 -----------
                        Total interest expense                              8,098,737                   5,397,277
                                                                         ------------                 -----------
Net interest income                                                        14,864,305                  12,539,780
Provision for credit losses                                                 1,412,800                   1,383,000
                                                                         ------------                 -----------
Net interest income after provision
      for credit losses                                                    13,451,505                  11,156,780
                                                                         ------------                 -----------

NONINTEREST INCOME
      Factoring income                                                      1,089,641                   1,156,263
      Mortgage banking income                                               1,194,864                   1,207,642
      Service charges on deposit accounts                                     798,572                     792,595
      Trade finance income                                                    837,324                     523,606
      Trust fees                                                              185,659                     196,185
      Other service charges and fees                                          433,385                     327,526
      Other income                                                             35,741                      24,071
                                                                         ------------                 -----------
                        Total noninterest income                            4,575,186                   4,227,888
                                                                         ------------                 -----------


NONINTEREST EXPENSES
      Salaries                                                              5,393,927                   4,639,643
      Employee benefits                                                     1,144,883                   1,011,152
                                                                         ------------                 -----------
                        Total personnel expenses                            6,538,810                   5,650,795
      Occupancy expense, net                                                  972,470                     759,645
      Equipment expense                                                       590,173                     549,942
      Other expenses                                                        3,507,164                   2,681,900
                                                                         ------------                 -----------
                        Total noninterest expenses                         11,608,617                   9,642,282
                                                                         ------------                 -----------
Income before income taxes                                                  6,418,074                   5,742,386
Provision for income taxes                                                  2,539,515                   2,277,764
                                                                         ------------                 -----------


Net income                                                               $  3,878,559                 $ 3,464,622
                                                                         ============                 ===========


Average number of common shares outstanding
      Basic                                                                 8,356,065                   8,585,237
      Diluted                                                               8,678,083                   8,974,874
Per average common share
      Basic                                                                      $.46                        $.40
      Diluted                                                                     .44                         .38
Dividends per common share                                                        .14                         .12


See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income









                                                                       Three Months Ended
                                                                           March 31,
                                                              2000                            1999
                                                          -----------                      ----------

Net income                                                $3,878,559                       $3,464,622


Other comprehensive income, net of tax:
            Unrealized holding gains(losses)
             arising during the period                         4,282                         (461,886)
                                                          ----------                       ----------


Comprehensive income                                      $3,882,841                       $3,002,736
                                                          ==========                       ==========





See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity


                                                                     Three Months Ended
                                                                         March 31,

                                                                 2000                1999
                                                            ------------         -------------
PREFERRED STOCK
      Balance at January 1 and March 31                     $   2,443,430        $   2,463,890
                                                            =============        =============


COMMON STOCK
      Balance at January 1                                  $   8,723,051        $   8,310,284
      Options exercised                                             2,625                8,000
                                                            -------------        -------------
      Balance at March 31                                   $   8,725,676        $   8,318,284
                                                            =============        =============

CAPITAL SURPLUS
      Balance at January 1                                  $  51,911,883        $  45,287,315
      Issuance of shares under
       incentive compensation plan                               (214,369)                --
      Options exercised                                            15,514               92,000
                                                            -------------        -------------
      Balance at March 31                                   $  51,713,028        $  45,379,315
                                                            =============        =============

RETAINED EARNINGS
      Balance at January 1                                  $  52,360,024        $  48,817,648
      Net income                                                3,878,559            3,464,622
      Cash dividends paid - common shares                      (1,157,834)            (977,736)
                          - preferred shares                      (20,987)             (16,632)
                                                            -------------        -------------
      Balance at March 31                                   $  55,059,762        $  51,287,902
                                                            =============        =============

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
      Balance at January 1                                  $  (2,634,509)       $     538,840
                                                            -------------        -------------
      Unrealized holding gains (losses) arising during
            the period:
              Before tax                                            7,918             (853,770)
              Tax (expense) benefit                                (3,636)             391,884
                                                            -------------        -------------
                 Net of tax                                         4,282             (461,886)
                                                            -------------        -------------
      Balance at March 31                                   $  (2,630,227)       $      76,954
                                                            =============        =============

TREASURY STOCK
      Balance at January 1                                  $  (6,515,522)       $  (1,592,690)
      Issuance of shares under
       incentive compensation plan                              1,537,179                 --
      Purchase of common shares                                (2,248,400)          (1,269,585)
                                                            -------------        -------------
      Balance at March 31                                   $  (7,226,743)       $  (2,862,275)
                                                            =============        =============


UNEARNED COMPENSATION
      Balance at January 1                                  $  (1,048,230)       $  (1,673,963)
      Issuance of shares under
       incentive compensation plan                             (1,396,170)                --
      Amortization of unearned compensation                          --                 80,208
                                                            -------------        -------------
      Balance at March 31                                   $  (2,444,400)       $  (1,593,755)
                                                            =============        =============

TOTAL SHAREHOLDERS' EQUITY
      Balance at January 1                                  $ 105,240,127        $ 102,151,324
      Net changes during the period                               400,399              918,991
                                                            -------------        -------------
      Balance at March 31                                   $ 105,640,526        $ 103,070,315
                                                            =============        =============



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       2000                1999
                                                                                   ------------        ------------

OPERATING ACTIVITIES
  Net income                                                                       $  3,878,559        $  3,464,622
  Adjustments to reconcile net income to net cash
            provided by operating activities:
              Provision for credit losses                                             1,412,800           1,383,000
              Depreciation and amortization of premises and equipment                   387,052             447,797
              Deferred income tax benefit                                              (103,538)            (75,287)
              Net change in loans held for sale                                       1,267,006         (37,309,657)
              Amortization of unearned compensation                                          --              80,208
              Amortization of premiums of securities                                    223,103             674,013
              Accretion of discounts on securities                                     (274,823)           (202,610)
              Increase in accrued interest receivable                                  (176,427)            (86,697)
              Decrease in due to factored clients                                    (1,359,870)         (1,290,389)
              Increase in other liabilities                                           1,226,308           3,264,443
              Other, net                                                             (3,315,180)         (1,903,341)
                                                                                   ------------        ------------

                          Net cash provided by (used in)operating activities          3,164,990         (31,553,898)
                                                                                   ------------        ------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                                                    (87,963)           (421,833)
      (Increase)Decrease in other real estate owned                                    (168,301)            141,557
      Net decrease in loans                                                          29,576,094          89,676,804
      Proceeds from prepayments, redemptions or maturities
            of securities - held to maturity                                          7,888,282          20,767,320
      Purchases of securities - held to maturity                                    (19,979,836)        (26,868,288)
      Purchases of securities - available for sale                                  (32,027,596)        (65,559,880)
      Proceeds from prepayments, redemptions or maturities
            of securities - available for sale                                       44,201,462          74,882,436
                                                                                   ------------        ------------
                          Net cash provided by investing activities                  29,402,142          92,618,116
                                                                                   ------------        ------------
FINANCING ACTIVITIES
      Net decrease in noninterest-bearing deposits                                  (21,118,089)        (69,133,541)
      Net(decrease)increase in interest-bearing deposits                            (15,459,738)         25,584,366
      Net increase(decrease) in funds purchased and
            securities sold under agreements to repurchase                           33,352,097         (14,269,531)
      Net decrease in commercial paper
            and other short-term borrowings                                         (12,054,387)         (3,475,220)
      Purchase of Treasury stock                                                     (2,248,400)         (1,269,585)
      Decrease in other long-term debt                                              (10,350,000)           (350,000)
      Proceeds from exercise of stock options                                            18,139             100,000
      Cash dividends paid on common and preferred stock                              (1,178,821)           (994,368)
                                                                                   ------------        ------------
                        Net cash used in financing activities                       (29,039,199)        (63,807,879)
                                                                                   ------------        ------------
Net increase (decrease) in cash and due from banks                                    3,527,933          (2,743,661)
Cash and due from banks - beginning of period                                        35,505,342          43,311,268
                                                                                   ------------        ------------
Cash and due from banks  - end of period                                           $ 39,033,275        $ 40,567,607
                                                                                   ============        ============
Supplemental schedule of non-cash financing activities:
      Issuance of treasury shares                                                  $  1,537,179        $         --
Supplemental disclosure of cash flow information:
      Interest paid                                                                $  9,108,734        $  2,378,563
      Income taxes paid                                                                 645,400             265,000


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. The Board announced on November 18, 1999, the declaration of a 5% stock dividend payable on December 14, 1999 to shareholders of record on that date. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

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

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to stockholders and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The Company provides a full range of financial products and services, including business and consumer loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2000 year-to-date average interest-earning assets were 55.9% loans (corporate lending was 82.0% and real estate lending was 16.5% of total loans, respectively) and 44.1% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 76% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

       The following tables provide certain information regarding the Company's operating segments for the three month period ended March 31, 2000 and 1999:




                                            Corporate          Real Estate         Company-wide
                                             Lending             Lending             Treasury                Totals
                                        --------------       --------------       -------------        --------------
Three Months Ended March 31, 2000
---------------------------------
Net interest income                     $    5,943,773       $    2,266,672       $    5,811,584       $   14,022,029
Noninterest income                           2,647,007            1,354,688               46,550            4,048,245
Depreciation and amortization                   42,849               43,585                  170               86,604
Segment profit                               3,530,647            1,922,400            6,068,400           11,521,447
Segment assets                             526,831,959          103,356,342          523,618,722        1,153,807,023


Three Months Ended March 31, 1999
---------------------------------
Net interest income                     $    6,599,165       $    2,301,216       $    2,721,939       $   11,622,320
Noninterest income                           1,934,843            1,190,889               41,603            3,167,335
Depreciation and amortization                   37,443               43,149                  171               80,763
Segment profit                               2,755,833            2,025,100            4,723,100            9,504,033
Segment assets                             471,668,226          104,471,768          371,042,756          947,182,750


       The following table sets forth reconciliations of reportable operating segments net interest income, noninterest income, profits and assets to the Company's consolidated totals:



                                                         Three Months Ended March 31,
                                                         2000                    1999
                                                    ---------------        ---------------
Net interest income:
      Total for reportable operating segments       $    14,022,029        $    11,622,320
      Other [1]                                             842,276                917,460
                                                    ---------------        ---------------

Consolidated net interest income                    $    14,864,305        $    12,539,780
                                                    ===============        ===============

Noninterest income:
      Total for reportable operating segments       $     4,048,245        $     3,167,335
      Other [1]                                             526,941              1,060,553
                                                    ---------------        ---------------

Consolidated noninterest income                     $     4,575,186        $     4,227,888
                                                    ===============        ===============

Profit:
      Total for reportable operating segments       $    11,521,447        $     9,504,033
      Other [1]                                          (5,103,373)            (3,761,647)
                                                    ---------------        ---------------

Consolidated income before income taxes             $     6,418,074        $     5,742,386
                                                    ===============        ===============

Assets:
      Total for reportable operating segments       $ 1,153,807,023        $   947,182,750
      Other [1]                                          42,146,135             38,071,682
                                                    ---------------        ---------------

Consolidated assets                                 $ 1,195,953,158        $   985,254,432
                                                    ===============        ===============


       [1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.



5. In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analyses of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Industrial Loan Association, and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc.("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Holding Company of Virginia, Inc. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries and the term "the bank" refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company's annual report on form 10-K for the year ended December 31, 1999. This report contains statements that may constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual facts to differ materially from those presented in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report.


BUSINESS

The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposits services, trust and estate administration, and investment management services. The Company has operations in metropolitan New York and Washington, DC areas, as well as Virginia and other mid-Atlantic states and conducts business throughout the United States.

       There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At March 31, 2000, the Bank's year-to-date average earning assets (of which loans were 54% and investment securities were 44%) represented approximately 97% of the Company's year-to-date average earning assets.

       The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisition. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


           Results for the Three Months Ended March 31, 2000 and 1999

OVERVIEW

The Company reported net income for the three months ended March 31, 2000 of $3.9 million, representing $0.44 per share, calculated on a diluted basis, compared to $3.5 million, or $0.38 per share, calculated on a diluted basis, for the like period in 1999. This increase reflects higher net interest income and continued growth in noninterest income.

       Net interest income , on a tax equivalent basis, increased to $15.1 million for the first quarter of 2000 compared with $12.7 million for the same period in 1999, principally due to higher average earning asset outstanding. The net interest margin, on a tax equivalent basis, was 5.85% for the first quarter of 2000 compared to 6.14% for the like 1999 period. This decrease was principally due to an increase of 50 basis points in the average cost of funds partially offset by an increase in average yield of earning assets of 20 basis points.

       Noninterest income rose to $4.6 million for the three months ended March 31, 2000 compared to $4.2 million for the like 1999 period principally due to continued growth in fees from trade finance and leasing activities.



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

       Net interest income, on a tax equivalent basis, for the three months ended March 31, 2000 increased to $15,081,000 from $12,691,000 for the comparable period in 1999.

       Total interest income, on a tax equivalent basis, aggregated $23,181,000 which was up $5,093,000 for the first quarter of 2000 when compared to $18,088,000 for the same period of 1999. The tax equivalent yield on interest earning assets was 8.98% for the three months ended March 31, 2000 compared with 8.78% for the comparable period in 1999. The increase in interest income was due to an increase in income earned on the Company's investment securities portfolio and on the loan portfolio principally as a result of higher average outstandings. The increase in investment securities balances reflects the implementation of asset/liability management strategies. Loan balances increased as the result of the implementation of business plans, including the purchase of portfolios, designed to increase funds employed in this asset category. The increase in yield on earning assets was due to higher yields on loans and investment securities.

       Interest earned on the loan portfolio amounted to $15,183,000 which was up $2,044,000 when compared to a year ago. Average loan balances amounted to $599,341,000 which were up $70,795,000 from an average of $528,546,000 in the prior year period. The increase in the average loans, primarily in the leasing and commercial and industrial loan segments of the Company's loan portfolio, accounted for the increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 10.91% for the three months ended March 31, 2000 from 10.73% for the comparable 1999 period was primarily attributable to a higher rate environment.

       Tax equivalent interest earned on investment securities increased $3,057,000 to $7,794,000 in 2000 due to higher average outstandings and higher yields.

       Interest expense increased $2,702,000 to $8,099,000 for the first quarter of 2000 from $5,397,000 for the comparable period in 1999. The increase in interest expense was due to higher average funds employed coupled with higher average rates paid for those funds.

       Interest expense on deposits increased $2,791,000 for the three months ended March 31, 2000 to $6,100,000 from $3,309,000 for the comparable 1999 period due to increases in average outstandings and higher rates paid on deposits.

Average interest-bearing deposit balances amounted to $580,435,000 which were up $195,923,000 from an average of $384,512,000 in the prior year period. The increase in average balances reflects the implementation of plans, including raising deposits in the capital markets and lengthening funding maturities into year 2000, designed to maximize year-end liquidity. The average rate paid on interest-bearing deposits increased to 4.23% for the first quarter of 2000 compared to 3.49% comparable year-ago period.

Noninterest Expenses

Noninterest expenses increased $1,966,000 for the first quarter of 2000 when compared with the like 1999 period primarily due to increased personnel, occupancy and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.


BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At March 31, 2000, the Company's portfolio of securities totalled $457,380,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 7.3 years amounted to $418,850,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $92,000 and $9,773,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $20,000 and gross unrealized losses of $4,891,000. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.


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

       The Company's commercial and industrial loan portfolio represents approximately 65% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 15% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia.

The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 15% of gross loans. The collateral securing any loan may vary in value based on market conditions.

       The following table sets forth the composition of the Company's loan portfolio.

                                                                        March 31,
                                             -------------------------------------------------------------
                                                          2000                             1999
                                             -----------------------------     ---------------------------
                                                                    ($ in thousands)
                                                                  % of                           % of
                                             Balances            Gross         Balances          Gross
                                             --------            -----         --------          -----
Domestic
  Commercial and industrial                  $437,578             65.1%        $413,766          69.2%
  Equipment lease financing                   103,587             15.4           67,199          11.3
  Real estate                                 102,225             15.2          102,897          17.2
  Installment - individuals                     9,517              1.4           13,114           2.2
  Loan to depository institutions              19,000              2.8           --               --
Foreign
  Government and official institutions            782              0.1              787           0.1
                                             --------            -----       ----------        ------
Gross loan                                    672,689            100.0%         597,763         100.0%
                                                                 =====                         ======
  Unearned discounts                           14,436                             9,924
                                             --------                        ----------

Loans, net of unearned discounts             $658,253                        $  587,839
                                             ========                        ==========

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

       The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2000, the ratio of the allowance to loans, net of unearned discounts, was 1.7% and the allowance was $11,449,000. At such date, the Company's non-accrual loans amounted to $1,587,000; $433,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $225,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 2000. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $318,000 at March 31, 2000.


Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).

       The following table provides certain information with respect to the Company's deposits:

                                                               March 31,
                                          --------------------------------------------------
                                                 2000                         1999
                                          ----------------------      ----------------------
                                                            ($ in thousands)
                                                            % of                        % of
                                          Balances         Total      Balances         Total
                                          --------         -----      --------         -----
Domestic
  Demand                                  $270,690          32.8%     $259,887          39.4%
  NOW                                       71,345           8.6        59,118           9.0
  Savings                                   24,423           3.0        23,881           3.6
  Money Market                             167,446          20.3       123,207          18.7
  Time deposits                            289,208          35.0       190,430          28.9
                                          --------         -----      --------         -----

            Total domestic deposits        823,112          99.7       656,523          99.6
Foreign
  Time deposits                              2,830           0.3         2,730           0.4
                                          --------         -----      --------         -----

            Total deposits                $825,942         100.0%     $659,253         100.0%
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

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 19. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At March 31, 2000, the Company and the bank exceeded the requirements for "well capitalized" institutions.

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended March 31,
                             (dollars in thousands)

                                                                 2000                                        1999
                                               --------------------------------------   ------------------------------------------
                                                 Average                     Average      Average                         Average
ASSETS                                           Balance       Interest        Rate       Balance          Interest         Rate
                                               ----------      --------      --------   ----------         --------      ---------
Interest-bearing deposits
      with other banks                         $       515    $        35      4.80%    $       515        $        24       4.11%

Investment securities
      Available for sale                           129,857          2,128      6.56         115,083              1,748       6.09
      Held to maturity                             300,343          5,135      6.84         180,961              2,621       5.79
      Tax-exempt [2]                                29,259            531      7.30          20,682                368       7.22
Federal funds sold                                  12,231            169      5.48          16,167                188       4.66
Loans, net of unearned discounts
      Domestic [3]                                 598,558         15,169     10.91         527,759             13,127      10.73
      Foreign                                          783             14      7.02             787                 12       6.20
                                              ------------    -----------               -----------        -----------
                  TOTAL INTEREST-EARNING
                     ASSETS                      1,071,546         23,181      8.98%        861,954             18,088       8.78%
                                                              -----------     =====                        -----------     ======
Cash and due from banks                             37,521                                   44,000
Allowance for credit losses                        (11,551)                                 (10,474)
Goodwill                                            21,158                                   21,158
Other assets                                        22,752                                   20,011
                                              ------------                              -----------

                  TOTAL ASSETS                 $ 1,141,426                              $   936,649
                                              ============                              ===========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
 Domestic
      Savings                                  $    24,230            142      2.36%    $    24,986                145       2.35%
      NOW                                           72,267            445      2.48          62,218                378       2.46
      Money Market                                 163,443          1,299      3.20         125,352                843       2.73
      Time                                         317,665          4,183      5.30         169,226              1,910       4.58
 Foreign
      Time                                           2,830             31      4.34           2,730                 33       4.93
                                             -------------          -----               -----------        -----------
      Total interest-bearing
                    deposits                       580,435          6,100      4.23         384,512              3,309       3.49
                                             -------------          -----               -----------        -----------


Borrowings
      Federal funds purchased and
        securities sold under
        agreements to repurchase                    90,086          1,153      5.15          80,706                972       4.89
      Commercial paper                              32,032            396      4.97          41,904                488       4.73
      Other short-term debt                          6,802            255      5.45           3,622                103       5.08
      Long-term debt                                16,115            195      5.64          41,295                525       5.09
                                            --------------          -----               -----------        -----------
                  Total borrowings                 145,035          1,999      5.18         167,527              2,088       4.90
                                            --------------          -----               -----------        -----------
                  TOTAL INTEREST-BEARING
                    LIABILITIES                    725,470          8,099      4.42%        552,039              5,397       3.92%
                                                              -----------     =====                        -----------     ======

Noninterest-bearing deposits                       252,342                                  241,093
Other liabilities                                   59,721                                   41,294
                                               -----------                             ------------
          Total liabilities                      1,037,533                                  834,426

Shareholders' equity                               103,893                                  102,223
                                               -----------                             ------------
                  TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY       $ 1,141,426                              $   936,649
                                               ===========                             ============

Net interest income/spread                                         15,082      4.56%                            12,691       4.86%
                                                                              =====                                        ======

Net yield on interest-earning
      assets (margin)                                                          5.85%                                         6.14%
                                                                              =====                                        ======

Less: Tax equivalent adjustment                                       218                                          151
                                                              -----------                                 ------------

Net interest income                                           $    14,864                                  $    12,540
                                                              ===========                                 ============

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis.

[2] Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]
                          Three Months Ended March 31,
                             (dollars in thousands)

                                                           Increase/(Decrease)
                                                           Three Months Ended
                                                          March 31, 2000 and 1999
                                                  --------------------------------------
                                                    Volume         Rate          Net[2]
                                                   -------        -------        -------
INTEREST INCOME
Interest-bearing deposits with other banks           $  --        $    11        $    11
                                                   -------        -------        -------
Investment securities
      Available for sale                               244            136            380
      Held to maturity                               1,979            535          2,514
      Tax-exempt                                       159              4            163
                                                   -------        -------        -------
            Total                                    2,382            675          3,057
                                                   -------        -------        -------


Federal funds sold                                     (49)            30            (19)
                                                   -------        -------        -------


Loans, net of unearned discounts [3]
      Domestic                                       1,829            213          2,042
      Foreign                                           --              2              2
                                                   -------        -------        -------
            Total                                    1,829            215          2,044
                                                   -------        -------        -------
TOTAL INTEREST INCOME                              $ 4,162        $   931         $5,093
                                                   =======        =======        =======


INTEREST EXPENSE
Interest-bearing deposits
 Domestic
      Savings                                      $    (4)       $     1        $    (3)
      NOW                                               64              3             67
      Money Market                                     294            162            456
      Time                                           1,931            342          2,273
 Foreign
      Time                                               1             (3)            (2)
                                                   -------        -------        -------
            Total                                    2,286            505          2,791
                                                   -------        -------        -------

Borrowings
      Federal funds purchased and securities
            sold under agreements to repurchase        128             53            181
      Commercial paper                                (116)            24            (92)
      Other short-term debt                            142             10            152
      Long-term debt                                  (376)            46           (330)
                                                   -------        -------        -------

            Total                                     (222)           133            (89)
                                                   -------        -------        -------

TOTAL INTEREST EXPENSE                             $ 2,064        $   638        $ 2,702
                                                   =======        =======        =======

NET INTEREST INCOME                                $ 2,098        $   293         $2,391
                                                   =======        =======        =======



[1]    The above table is presented on tax equivalent basis.

[2] The change in interest income and interest expense due to both rate and volume has been allocated to change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each. The effect of the extra day in 2000 has been included in the change in volume.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios





RATIOS AND MINIMUMS
(dollars in thousands)

                                                                                   For Capital               To Be Well
                                                            Actual               Adequacy Minimum            Capitalized
                                                  -----------------------    ----------------------     ----------------------
AS OF MARCH 31, 2000                                Amount          Ratio      Amount         Ratio      Amount         Ratio
---------------------------------------------     -----------------------    ----------------------     ----------------------
Total Capital (to Risk Weighted Assets):
  The Company                                      $96,117          13.39%    $57,430          8.00%    $71,788          10.00%
  The bank                                          78,112          11.42      54,715          8.00      68,394          10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       87,113          12.13      28,715          4.00      43,073           6.00
  The bank                                          69,563          10.17      27,357          4.00      41,036           6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       87,113           7.78      44,811          4.00      56,013           5.00
  The bank                                          69,563           6.39      43,532          4.00      54,415           5.00

AS OF DECEMBER 31, 1999
---------------------------------------------
Total Capital (to Risk Weighted Assets):
  The Company                                      $95,880          13.11%    $58,488          8.00%    $73,109          10.00%
  The bank                                          74,694          10.79      55,402          8.00      69,252          10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       86,717          11.06      29,244          4.00      43,868           6.00
  The bank                                          66,034           9.54      27,701          4.00      41,551           6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       86,717           7.75      44,729          4.00      55,911           5.00
  The bank                                          66,034           6.13      43,102          4.00      53,877           5.00


                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

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

            The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at March 31, 2000, is presented on page 23. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

            At March 31, 2000, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $25 million and a final maturity of February 9, 2001, another contract with a notional amount of $25 million and a final maturity of May 1, 2001, another contract with a notional amount of $25 million and a final maturity of November 15, 2001 and two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At March 31, 2000, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

            The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $476,000 which are amortized monthly against interest income from the designated assets. At March 31, 2000, the unamortized premiums on these contracts totaled $273,000 and are included in other assets. At March 31, 2000, there were no amounts receivable under these contracts.

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

           The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2000, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 0.67% ($398,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 1.69% ($1,001,000) decline from an unchanged rate environment.

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

           At March 31, 2000, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $29,073,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $54,960,000 and back-up credit lines with banks of $24,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

                                                                                  Repricing Date
                                            -----------------------------------------------------------------------------------
                                                          More than     More than                    Non
                                             3 months     3 months      1 year to      Over          Rate
                                             or less      to 1 year      5 years      5 years     sensitive      Total
                                            ---------     ---------     ---------    ---------    ---------      -----

ASSETS
      Interest-bearing deposits
             with other banks              $      515    $       --    $       --    $       --   $       --     $       515
      Investment securities                     4,990        13,744        14,227       417,438        6,981         457,380
      Loans, net of unearned
            discounts
             Commercial and Industrial        432,349           464         4,432           104         (386)        436,963
             Lease financing                   33,074         3,373        64,750         2,390      (13,576)         90,011
             Real estate                       26,822         4,376        29,067        41,960         (117)        102,108
             Installment                        3,454         2,632         2,019         1,412         (128)          9,389
             Loans to depository
                   institutions                19,000            --            --            --           --          19,000
             Foreign government and
                   official institutions          782            --            --            --           --             782
      Noninterest-earning assets
            and allowance for
            credit losses                          --            --            --            --       79,805          79,805
                                           ----------    ----------    ----------    ----------   ----------      ----------

              Total Assets                    520,986        24,589       114,495       463,304       72,579       1,195,953
                                           ----------    ----------    ----------    ----------   ----------      ----------
LIABILITIES AND SHAREHOLDERS'
EQUITY
      Interest-bearing deposits
            Savings [1]                            --            --        24,423            --           --          24,423
            NOW [1]                                --            --        71,345            --           --          71,345
            Money Market [1]                  135,035            --        32,411            --           --         167,446
            Time - domestic                   178,956        77,004        33,248            --           --         289,208
                 - foreign                      2,680           150            --            --           --           2,830
  Federal funds purchased &
            securities sold under
            agreements to repurchase          134,869        16,721            --            --           --         151,590
  Commercial paper                             28,723            --            --            --           --          28,723
  Other short-term borrowings                     185        10,350            --            --           --          10,535
  Long-term borrowings - FHLB                  10,000            --           700            --           --          10,700
  Noninterest-bearing
    liabilities and share-
    holders' equity                                --            --            --            --      439,153         439,153
                                           ----------    ----------    ----------    ----------   ----------      ----------

            Total Liabilities and
                   Shareholders' Equity       490,448       104,225       162,127            --      439,153       1,195,953
                                           ----------    ----------    ----------    ----------   ----------      ----------

Net Interest Rate
            Sensitivity Gap                $   30,538    $  (79,636)   $  (47,632)   $  463,304   $ (366,574)    $        --
                                           ==========    ==========    ==========    ==========   ==========      ==========

Cumulative Gap at
            March 31, 2000                 $   30,538    $  (49,098)   $  (96,730)   $  366,574   $       --     $        --
                                           ==========    ==========    ==========    ==========   ==========      ==========

Cumulative Gap at
            March 31, 1999                 $   81,055    $   30,653    $  (10,050)   $  340,341   $       --     $        --
                                           ==========    ==========    ==========    ==========   ==========      ==========

Cumulative Gap at
            December 31, 1999              $   32,513    $  (82,261)   $  (65,726)   $  389,893   $       --     $        --
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

                                      STERLING BANCORP
                         .............................
                                          (Registrant)


    Date      5/12/00                  /s/  Louis J. Cappelli
        -------------------                 -----------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer



    Date      5/12/00                  /s/  John W. Tietjen
        -------------------                 ---------------
                                            John W. Tietjen
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                       STERLING BANCORP AND SUBSIDIARIES

                                 EXHIBIT INDEX


                                         Incorporated              Sequential
      Exhibit                             Herein By       Filed      Page
       Number      Description           Reference To    Herewith     No.
      -------      -----------           ------------    --------     ---
        11         Computation of                           X          31
                   Per Share Earnings

        27         Financial Data                           X          32
                   Schedule