Form 10-Q
period 2000-06-30
STERLING BANCORP
filed 2000-08-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ____________________ TO _____________________


COMMISSION FILE NUMBER:          1-5273-1


                                STERLING BANCORP
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           NEW YORK                                         13-2565216
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION)


430 PARK AVENUE, NEW YORK, N.Y.                             10022-3505
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

                            [X] YES  [ ] NO


        AS OF JUNE 30, 2000 THERE WERE 8,275,548 SHARES OF COMMON STOCK,
                         $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP


                                                                      Page
PART I FINANCIAL INFORMATION
     Item 1.  Financial Statements (Unaudited)

              Consolidated Financial Statements                         3
              Notes to Consolidated Financial Statements                8

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

              Business                                                 11
              Results for Three Months                                 11
              Results for Six Months                                   13
              Balance Sheet Analysis                                   15
              Capital                                                  17
              Average Balance Sheets                                   18
              Rate/Volume Analysis                                     20
              Regulatory Capital and Ratios                            22

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk

              Asset/Liability Management                               23
              Interest Rate Sensitivity                                26

PART II OTHER INFORMATION


     Item 4.  Submission of Matters to a
                 Vote of Security Holders                              27

     Item 6.  Exhibits and Reports on Form 8-K                         28



SIGNATURES                                                             28


EXHIBIT INDEX                                                          29

     Exhibit 11 Computation of Per Share Earnings                      30

     Exhibit 27 Financial Data Schedule                                31

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                      June 30,              December 31,
                                                                        2000                    1999
                                                                   ---------------         ---------------
ASSETS
Cash and due from banks                                            $    44,983,968         $    35,505,342
Interest-bearing deposits with other banks                                 515,000                 515,000
Investment securities
  Available for sale (at estimated market value)                       151,132,944             162,463,715
  Held to maturity (estimated market value
    $293,576,333 and $286,220,249, respectively)                       302,043,675             294,938,717
                                                                   ---------------         ---------------
        Total investment securities                                    453,176,619             457,402,432
                                                                   ---------------         ---------------

Loans, net of unearned discounts                                       670,952,848             689,096,080
Less allowance for credit losses                                        11,923,476              11,116,848
                                                                   ---------------         ---------------
        Loans, net                                                     659,029,372             677,979,232
                                                                   ---------------         ---------------
Customers' liability under acceptances                                   2,362,562               3,888,140
Excess cost over equity in net assets of the
  banking subsidiary                                                    21,158,440              21,158,440
Premises and equipment, net                                              5,534,484               5,847,842
Accrued interest receivable                                              4,415,699               4,541,954
Other real estate owned                                                    767,078                 358,175
Other assets                                                            15,693,187              11,690,695
                                                                   ---------------         ---------------
                                                                   $ 1,207,636,409         $ 1,218,887,252
                                                                   ===============         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                     $   275,513,667         $   291,807,803
  Interest-bearing deposits                                            512,817,473             570,712,149
                                                                   ---------------         ---------------
        Total deposits                                                 788,331,140             862,519,952
Federal funds purchased and securities
  sold under agreements to repurchase                                  190,959,504             118,238,418
Commercial paper                                                        28,970,400              40,319,200
Other short-term borrowings                                             19,911,135              10,993,363
Acceptances outstanding                                                  2,362,562               3,888,140
Due to factoring clients                                                36,972,030              37,933,948
Accrued expenses and other liabilities                                  21,063,184              18,704,104
                                                                   ---------------         ---------------
                                                                     1,088,569,955           1,092,597,125
Long-term debt - FHLB                                                   10,700,000              21,050,000
                                                                   ---------------         ---------------
        Total liabilities                                            1,099,269,955           1,113,647,125
                                                                   ---------------         ---------------

Commitments and contingent liabilities


Shareholders' equity
  Preferred stock, $5 par value. Authorized 644,389 shares
    Series B, issued 1,230 shares                                           24,600                  24,600
    Series D, issued 238,961 and
        241,883 shares, respectively                                     2,389,610               2,418,830
                                                                   ---------------         ---------------
                                                                         2,414,210               2,443,430

  Common stock, $1 par value. Authorized 20,000,000 shares;
    issued 8,734,373 and 8,723,051 shares, respectively                  8,734,373               8,723,051
  Capital surplus                                                       51,786,329              51,911,883
  Retained earnings                                                     57,887,674              52,360,024
  Accumulated other comprehensive loss,
    net of tax                                                          (2,345,285)             (2,634,509)
                                                                   ---------------         ---------------
                                                                       118,477,301             112,803,879
  Less
    Common shares in treasury at cost, 458,825 and
      357,993 shares, respectively                                       7,766,173               6,515,522
    Unearned compensation                                                2,344,674               1,048,230
                                                                   ---------------         ---------------
        Total shareholders' equity                                     108,366,454             105,240,127
                                                                   ---------------         ---------------
                                                                   $ 1,207,636,409         $ 1,218,887,252
                                                                   ===============         ===============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                          Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                      2000               1999               2000               1999
                                                   -----------        -----------        -----------        -----------
INTEREST INCOME
  Loans                                            $16,618,892        $13,436,810        $31,801,096        $26,575,285
  Investment securities:
    Available for sale                               2,396,050          1,998,226          4,837,071          3,962,990
    Held to maturity                                 5,228,184          3,404,408         10,363,228          6,025,763
  Federal funds sold                                     9,740             84,352            179,028            272,629
  Deposits with other banks                             23,378             50,122             58,863             74,308
                                                   -----------        -----------        -----------        -----------
        Total interest income                       24,276,244         18,973,918         47,239,286         36,910,975
                                                   -----------        -----------        -----------        -----------

INTEREST EXPENSE
  Deposits                                           5,347,931          3,669,573         11,447,629          6,978,173
  Federal funds purchased
    and securities sold under agreements
    to repurchase                                    2,465,584          1,055,616          3,618,124          2,027,958
  Commercial paper                                     340,502            445,200            736,632            933,472
  Other short-term borrowings                          306,992            250,139            562,339            352,919
  Long-term debt                                       107,412            519,843            302,434          1,045,126
                                                   -----------        -----------        -----------        -----------
        Total interest expense                       8,568,421          5,940,371         16,667,158         11,337,648
                                                   -----------        -----------        -----------        -----------
Net interest income                                 15,707,823         13,033,547         30,572,128         25,573,327
Provision for credit losses                          1,626,800          1,370,000          3,039,600          2,753,000
                                                   -----------        -----------        -----------        -----------
Net interest income after provision
  for credit losses                                 14,081,023         11,663,547         27,532,528         22,820,327
                                                   -----------        -----------        -----------        -----------

NONINTEREST INCOME
  Factoring income                                   1,224,570          1,263,979          2,314,211          2,420,242
  Mortgage banking income                            1,695,273          1,473,373          2,890,137          2,681,015
  Service charges on deposit accounts                1,197,647            747,750          1,996,219          1,540,345
  Trade finance income                                 690,613            523,558          1,527,937          1,047,164
  Trust fees                                           166,199            205,131            351,858            401,316
  Other service charges and fees                       531,888            354,642            965,273            682,168
  Other income                                          33,208             27,562             68,949             51,633
                                                   -----------        -----------        -----------        -----------
        Total noninterest income                     5,539,398          4,595,995         10,114,584          8,823,883
                                                   -----------        -----------        -----------        -----------


NONINTEREST EXPENSES
  Salaries                                           5,858,470          5,014,677         11,252,397          9,654,320
  Employee benefits                                  1,313,822          1,145,049          2,458,705          2,156,201
                                                   -----------        -----------        -----------        -----------
        Total personnel expenses                     7,172,292          6,159,726         13,711,102         11,810,521
  Occupancy expense, net                               976,208            803,159          1,948,678          1,562,804
  Equipment expense                                    585,899            849,956          1,176,072          1,399,898
  Other expenses                                     3,971,261          2,645,571          7,478,425          5,327,471
                                                   -----------        -----------        -----------        -----------
        Total noninterest expenses                  12,705,660         10,458,412         24,314,277         20,100,694
                                                   -----------        -----------        -----------        -----------
Income before income taxes                           6,914,761          5,801,130         13,332,835         11,543,516
Provision for income taxes                           2,916,103          2,249,699          5,455,618          4,527,463
                                                   -----------        -----------        -----------        -----------


Net income                                         $ 3,998,658        $ 3,551,431        $ 7,877,217        $ 7,016,053
                                                   ===========        ===========        ===========        ===========


Average number of common shares outstanding
  Basic                                              8,290,665          8,519,698          8,326,385          8,552,318
  Diluted                                            8,609,114          8,895,815          8,646,743          8,935,196
Per average common share
  Basic                                            $       .48        $       .42        $       .94        $       .82
  Diluted                                                  .47                .40                .91                .78
Dividends per common share                                 .14                .12                .28                .24


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income


                                                     Three Months Ended                    Six Months Ended
                                                         June 30,                              June 30,
                                                  2000               1999               2000               1999
                                               ----------        -----------         ----------        -----------
Net income                                     $3,998,658        $ 3,551,431         $7,877,217        $ 7,016,053


Other comprehensive income, net of tax:
    Unrealized holding gains(losses)
     arising during the period                    284,942         (1,380,138)           289,224         (1,842,024)
                                               ----------        -----------         ----------        -----------


Comprehensive income                           $4,283,600        $ 2,171,293         $8,166,441        $ 5,174,029
                                               ==========        ===========         ==========        ===========



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity

                                                                  Six Months Ended
                                                                      June 30,
                                                              2000                  1999
                                                          -------------         -------------
PREFERRED STOCK
  Balance at January 1                                    $   2,443,430         $   2,463,890
  Conversions of Series D shares                                (29,220)              (20,460)
                                                          -------------         -------------
  Balance at June 30                                      $   2,414,210         $   2,443,430
                                                          =============         =============


COMMON STOCK
  Balance at January 1                                    $   8,723,051         $   8,310,284
  Conversions of preferred shares
    into common shares                                            2,922                 2,046
  Options exercised                                               8,400                10,500
                                                          -------------         -------------
  Balance at June 30                                      $   8,734,373         $   8,322,830
                                                          =============         =============

CAPITAL SURPLUS
  Balance at January 1                                    $  51,911,883         $  45,287,315
  Conversion of preferred shares
    into common shares                                           26,298                18,414
  Issuance of shares under
   incentive compensation plan                                 (214,369)                   --
  Options exercised                                              62,517               116,125
                                                          -------------         -------------
  Balance at June 30                                      $  51,786,329         $  45,421,854
                                                          =============         =============

RETAINED EARNINGS
  Balance at January 1                                    $  52,360,024         $  48,817,648
  Net income                                                  7,877,217             7,016,053
  Cash dividends paid - common shares                        (2,308,040)           (1,946,909)
                     - preferred shares                         (41,527)              (33,013)
                                                          -------------         -------------
  Balance at June 30                                      $  57,887,674         $  53,853,779
                                                          =============         =============

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
  Balance at January 1                                    $  (2,634,509)        $     538,840
                                                          -------------         -------------
  Unrealized holding (losses)gains arising during
    the period:
      Before tax                                                534,615            (3,404,853)
      Tax (expense) benefit                                    (245,391)            1,562,829
                                                          -------------         -------------
         Net of tax                                             289,224            (1,842,024)
                                                          -------------         -------------
  Balance at June 30                                      $  (2,345,285)        $  (1,303,184)
                                                          =============         =============

TREASURY STOCK
  Balance at January 1                                    $  (6,515,522)        $  (1,592,690)
  Issuance of shares under
   incentive compensation plan                                1,537,179                    --
  Purchase of common shares                                  (2,787,830)           (2,946,377)
                                                          -------------         -------------
  Balance at June 30                                      $  (7,766,173)        $  (4,539,067)
                                                          =============         =============


UNEARNED COMPENSATION
  Balance at January 1                                    $  (1,048,230)        $  (1,673,963)
  Issuance of shares under
   incentive compensation plan                               (1,462,656)                   --
  Amortization of unearned compensation                         166,212               160,417
                                                          -------------         -------------
  Balance at June 30                                      $  (2,344,674)        $  (1,513,546)
                                                          =============         =============

TOTAL SHAREHOLDERS' EQUITY
  Balance at January 1                                    $ 105,240,127         $ 102,151,324
  Net changes during the period                               3,126,327               534,772
                                                          -------------         -------------
  Balance at June 30                                      $ 108,366,454         $ 102,686,096
                                                          =============         =============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         2000                  1999
                                                                     ------------         -------------
OPERATING ACTIVITIES
  Net income                                                         $  7,877,217         $   7,016,053
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                       3,039,600             2,753,000
      Depreciation and amortization of premises and equipment             807,385               921,452
      Deferred income tax (provision)benefit                             (335,773)               32,048
      Net change in loans held for sale                                (6,633,994)            9,150,353
      Amortization of unearned compensation                               166,212               160,417
      Amortization of premiums of securities                              436,043             1,165,089
      Accretion of discounts on securities                               (558,104)             (422,276)
      Decrease(Increase) in accrued interest receivable                   126,255              (361,912)
      (Decrease)Increase in due to factored clients                      (961,918)            1,812,487
      Increase in other liabilities                                     2,359,080             2,906,158
      Other, net                                                       (6,284,927)           (3,885,580)
                                                                     ------------         -------------

          Net cash provided by operating activities                        37,076            21,247,289
                                                                     ------------         -------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                                     (494,027)           (1,029,859)
  Net increase in federal funds sold                                           --           (10,000,000)
  Increase in other real estate owned                                    (408,903)              (48,524)
  Net decrease in loans                                                24,777,226            28,100,306
  Proceeds from prepayments, redemptions or maturities
    of securities - held to maturity                                   17,845,771            36,205,621
  Purchases of securities - held to maturity                          (25,217,336)          (93,889,533)
  Purchases of securities - available for sale                        (46,813,583)         (105,988,302)
  Proceeds from prepayments, redemptions or maturities
    of securities - available for sale                                 59,067,636           109,938,657
                                                                     ------------         -------------
          Net cash provided by(used in) investing activities           28,756,784           (36,711,634)
                                                                     ------------         -------------
FINANCING ACTIVITIES
  Net decrease in noninterest-bearing deposits                        (16,294,136)          (66,186,754)
  Net(decrease)increase in interest-bearing deposits                  (57,894,676)           47,564,989
  Net increase in Federal funds purchased and
    securities sold under agreements to repurchase                     72,721,086            47,740,062
  Net decrease in commercial paper
    and other short-term borrowings                                    (2,431,028)           (9,908,555)
  Purchase of Treasury stock                                           (2,787,830)           (2,946,377)
  Decrease in other long-term debt                                    (10,350,000)             (350,000)
  Proceeds from exercise of stock options                                  70,917               126,625
  Cash dividends paid on common and preferred stock                    (2,349,567)           (1,979,922)
                                                                     ------------         -------------
        Net cash (used in)provided by financing activities            (19,315,234)           14,060,068
                                                                     ------------         -------------
Net increase in cash and due from banks                                 9,478,626            (1,404,277)
Cash and due from banks - beginning of period                          35,505,342            43,311,268
                                                                     ------------         -------------
Cash and due from banks - end of period                              $ 44,983,968         $  41,906,991
                                                                     ============         =============
Supplemental schedule of non-cash financing activities:
  Issuance of treasury shares                                        $  1,537,179         $          --
  Preferred stock conversions                                              29,220                20,460
Supplemental disclosure of cash flow information:
  Interest paid                                                      $ 18,128,827         $  12,111,553
  Income taxes paid                                                     5,407,951             4,301,231


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. The Board announced on November 18, 1999, the declaration of a 5% stock dividend payable on December 14, 1999 to shareholders of record on that date. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 Series B shares authorized) and 238,965 Series D shares (of 300,000 Series D shares authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

      The following tables provide certain information regarding the Company's operating segments for the three and six month periods ended June 30, 2000 and 1999:

                                            Corporate         Real Estate        Company-wide
                                             Lending            Lending            Treasury              Totals
                                             -------            -------            --------              ------
Three Months Ended June 30, 2000
--------------------------------
Net interest income                     $  8,932,589        $  2,657,235        $  3,379,524        $   14,969,348
Noninterest income                         2,978,498           1,747,675              30,275             4,756,448
Depreciation and amortization                 46,559              54,234                 170               100,963
Segment profit                             4,650,488           2,393,846           5,591,899            12,636,233
Segment assets                           528,307,089         109,116,551         525,970,164         1,163,393,804


Three Months Ended June 30, 1999
--------------------------------
Net interest income                     $  6,846,298        $  2,084,666        $  3,278,171        $   12,209,135
Noninterest income                         2,116,442           1,472,458              36,476             3,625,376
Depreciation and amortization                 39,381              52,548                 172                92,101
Segment profit                             4,211,429           2,118,600           4,555,600            10,885,629
Segment assets                           497,681,191          95,099,347         437,691,934         1,030,472,472


Six Months Ended June 30, 2000
------------------------------
Net interest income                     $ 14,873,362        $  4,923,907        $  9,191,108        $   28,988,377
Noninterest income                         5,625,505           3,102,363              76,825             8,804,693
Depreciation and amortization                 89,408              97,819                 340               187,567
Segment profit                             8,181,135           4,316,246          11,660,299            24,157,680
Segment assets                           528,307,089         109,116,551         525,970,164         1,163,393,804


Six Months Ended June 30, 1999
------------------------------
Net interest income                     $ 13,445,463        $  4,385,882        $  6,000,110        $   23,831,455
Noninterest income                         4,051,285           2,663,347              78,079             6,792,711
Depreciation and amortization                 77,424              95,697                 343               173,464
Segment profit                             6,967,262           4,143,700           9,728,700            20,839,662
Segment assets                           497,681,191          95,099,347         437,691,934         1,030,472,472

     The following table sets forth reconciliations of reportable operating segments net interest income, noninterest income, profits and assets to the Company's consolidated totals:

                                                     Three Months Ended June 30,                     Six Months Ended June 30,
                                               --------------------------------------        --------------------------------------
                                                     2000                   1999                   2000                   1999
                                               ---------------        ---------------        ---------------        ---------------
Net interest income:
  Total for reportable operating segments      $    14,969,348        $    12,209,135        $    28,988,377        $    23,831,455
  Other [1]                                            741,475                824,412              1,583,751              1,741,872
                                               ---------------        ---------------        ---------------        ---------------


Consolidated net interest income               $    15,710,823        $    13,033,547        $    30,572,128        $    25,573,327
                                               ===============        ===============        ===============        ===============

Noninterest income:
  Total for reportable operating segments      $     4,756,448        $     3,625,376        $     8,804,693        $     6,792,711
  Other [1]                                            782,950                970,619              1,309,891              2,031,172
                                               ---------------        ---------------        ---------------        ---------------


Consolidated noninterest income                $     5,539,398        $     4,595,995        $    10,114,584        $     8,823,883
                                               ===============        ===============        ===============        ===============


Profit:
  Total for reportable operating segments      $    12,636,233        $    10,885,629        $    24,157,680        $    20,839,662
  Other [1]                                         (5,721,472)            (5,084,499)           (10,824,845)            (9,296,146)
                                               ---------------        ---------------        ---------------        ---------------


Consolidated income before income taxes        $     6,914,761        $     5,801,130        $    13,332,835        $    11,543,516
                                               ===============        ===============        ===============        ===============

Assets:
  Total for reportable operating segments      $ 1,163,393,804        $ 1,030,472,472        $ 1,163,393,804        $ 1,030,472,472
  Other [1]                                         44,242,605             38,050,709             44,242,605             38,050,709
                                               ---------------        ---------------        ---------------        ---------------


Consolidated assets                            $ 1,207,636,409        $ 1,068,523,181        $ 1,207,636,409        $ 1,068,523,181
                                               ===============        ===============        ===============        ===============


  [1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.


5. In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment to FASB Statement 133," is effective for fiscal quarters of fiscal years beginning after September 15, 2000 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analyses of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Industrial Loan Association, and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc.("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC- Virginia") and Sterling Holding Company of Virginia, Inc. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries and the term "the bank" refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. This report contains statements that may constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual facts to differ materially from those presented in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report.


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

      There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At June 30, 2000, the Bank's year-to-date average earning assets (of which loans were 55% and investment securities were 44%) represented approximately 97% of the Company's year-to-date average earning assets.

      The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


           Results for the Three Months Ended June 30, 2000 and 1999
           ---------------------------------------------------------

OVERVIEW

The Company reported net income for the three months ended June 30, 2000 of $4.0 million, representing $0.47 per share, calculated on a diluted basis, compared to $3.6 million, or $0.40 per share, calculated on a diluted basis, for the like period in 1999. This increase reflects higher net interest income and continued growth in noninterest income.

      Net interest income , on a tax equivalent basis, increased to $16.0 million for the second quarter of 2000 compared with $13.2 million for the same period in 1999, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 6.04% for the second quarter of 2000 compared to 6.02% for the like 1999 period. This increase was principally due to an increase of 62 basis points in the average yield on earning assets partially offset by an increase in average cost of funds of 77 basis points.

      Noninterest income rose to $5.5 million for the three months ended June 30, 2000 compared to $4.6 million for the like 1999 period principally due to continued growth in fees from trade finance, mortgage banking deposit servicing and leasing activities.



INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 20. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 18.

      Net interest income, on a tax equivalent basis, for the three months ended June 30, 2000 increased to $15,951,000 from $13,199,000 for the comparable period in 1999.

      Total interest income, on a tax equivalent basis, aggregated $24,520,000 which was up $5,380,000 for the second quarter of 2000 when compared to $19,140,000 for the same period of 1999. The tax equivalent yield on interest earning assets was 9.33% for the three months ended June 30, 2000 compared with 8.71% for the comparable period in 1999. The increase in interest income was due to an increase in income earned on the Company's loan portfolio and on the investment securities portfolio principally as a result of higher average outstandings. Loan balances increased as the result of the implementation of business plans, including the purchase of portfolios, designed to increase funds employed in this asset category. The increase in investment securities balances reflects the implementation of asset/liability management strategies. The increase in yield on earning assets was due to higher yields on loans and investment securities.

      Interest earned on the loan portfolio amounted to $16,618,000 which was up $3,181,000 when compared to a year ago. Average loan balances amounted to $621,537,000 which were up $88,426,000 from an average of $533,111,000 in the prior year period. The increase in the average loans (primarily in the leasing and commercial and industrial loan segments of the Company's loan portfolio), coupled with higher yields, accounted for the increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 11.36% for the three months ended June 30, 2000 from 10.65% for the comparable 1999 period was primarily attributable to a higher rate environment.

      Tax equivalent interest earned on investment securities increased $2,300,000 to $7,869,000 in 2000 due to higher average outstandings and higher yields. Average investment securities outstandings increased to $460,654,000 from $357,579,000 in the prior year period. The increase in average balances was primarily in U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities. The increase in yield on investment securities to 6.85% for the second quarter of 2000 from 6.25% in the prior year period reflects the higher rate environment in the current year period.

      Interest expense increased $2,628,000 to $8,569,000 for the second quarter of 2000 from $5,941,000 for the comparable period in 1999. The increase in interest expense was due to higher average funds employed coupled with higher average rates paid for those funds.

      Interest expense on deposits increased $1,678,000 for the three months ended June 30, 2000 to $5,348,000 from $3,670,000 for the comparable 1999 period due to increases in average outstandings and higher rates paid on deposits. Average interest-bearing deposit balances amounted to $520,681,000 which were up $94,582,000 from an average of $426,099,000 in the prior year period. The increase in average balances was principally in certificates of deposit which are included in time deposits. The average rate paid on interest-bearing deposits increased to 4.13% for the first quarter of 2000 compared to 3.45% comparable year-ago period.

      Interest expense associated with borrowed funds increased to $3,221,000 for the second quarter of 2000 from $2,271,000 in the comparable 1999 period as the result of higher average outstandings and rates paid principally for Federal funds purchased and securities sold under agreements to repurchase. Average amounts outstanding for this category of borrowing increased $78,535,000 to $169,115,000 for the three months ended June 30, 2000 and the average rates paid rose to 5.73% from 4.78% in the prior year period.

Provision for Credit Losses

Based on management's continuing evaluation of the loan portfolio (Discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $1,627,000 up $257,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased $943,000 for the second quarter of 2000 when compared with the like 1999 period primarily as a result of increased fees from mortgage banking, leasing, trade finance and deposit services.

Noninterest Expenses

Noninterest expenses increased $2,247,000 for the second quarter of 2000 when compared with the like 1999 period primarily due to increased personnel, occupancy and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.


            Results for the Six Months Ended June 30, 2000 and 1999
            -------------------------------------------------------

OVERVIEW

The Company reported net income for the six months ended June 30,2000 of $7.9 million, representing $0.91 per share, calculated on a diluted basis, compared to $7.0 million, or $0.78 per share calculated on a diluted basis, for the like period in 1999. This increase reflects continued growth in both net interest income and noninterest income as explained below.

      Net interest income, on a tax equivalent basis, increased to $31.0 million for the first six months of 2000 compared with $25.9 million for the same period in 1999, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 5.93% for the first six months of 2000 compared to 6.10% for the like 1999 period. This decrease was due to a 63 basis point increase in the average cost of funds partially offset by a 37 basis point increase in average yield on earning assets.

      Noninterest income rose to $10.1 million for the six months ended June 30,2000 compared to $8.8 million for the like 1999 period principally due to continued growth in fees from mortgage banking, factoring, leasing, trade finance and deposit services.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense for the first six months, expressed in terms of fluctuation in average volume and rate are shown on page
21. Information as to the components of interest income and interest expense and average rates for the first six months is provided in the Average Balance Sheets shown on page 19.

      Net interest income, on a tax equivalent basis, for the six months ended June 30,2000 increased $5,145,000 to $31,036,000 from $25,891,000 for the comparable period in 1998.

      Total interest income, on a tax equivalent basis, aggregated $47,702,000 up $10,473,000 for the first half of 2000 as compared to $37,229,000 for the same period of 1999. The tax equivalent yield on interest-earning assets was 9.14% for the first six months of 2000 compared with 8.77% for the comparable period in 1999. The increase in interest income was due to increases in income earned on the Company's loan and investment securities portfolios as a result of management's strategy to increase funds employed in these asset categories. The increase in yield on earning assets was due to higher yields on loans and investment securities.

      Interest earned on the loan portfolio amounted to $31,801,000 up $5,226,000 when compared to a year ago. Average loan balances amounted to $610,439,000 up $79,599,000 from an average of $530,840,000 in the prior year period. The increase in the average loans, primarily in the Company's leasing and commercial and industrial loan portfolio, accounted for the increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 11.11% for the six months ended June 30,2000 from 10.69% for the comparable 1999 period was primarily attributable to the higher rate environment in the 2000 period.

      Tax equivalent interest earned on investment securities increased $5,356,000 to $15,663,000 in 2000 due to higher average outstandings and higher yields. Average investment securities outstandings increased to $460,055,000 from $337,269,000 in the prior year period. The increase in average balances was primarily in U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities. The yield on investment securities increased to 6.81% for the six months ended June 30, 2000 from 6.12% for the prior year period reflecting the higher rate environment in the current year period.

      Total interest expense increased $5,328,000 to $16,666,000 for the first six months of 2000 from $11,338,000 for the comparable period in 1999. The increase in interest expense was due to higher funds employed coupled with higher average rates paid for interest-bearing deposits.

      Interest expense on deposits increased $4,468,000 for the six months ended June 30,2000 to $11,447,000 from $6,979,000 for the comparable 1999 period due to increases in average outstandings and the cost of funds. Average outstandings increased $145,137,000 to $550,558,000 in 2000 from $405,421,000 in 1999. The average rate paid on interest-bearing deposits increased to 4.18% in 2000 compared to 3.47% in the comparable year ago period.

      Interest expense associated with borrowed funds increased to $5,219,000 for the first six months of 2000 from $4,359,000 in the comparable 1999 period as the result of higher average outstandings and rates paid principally for Federal funds purchased and securities sold under agreements to repurchase. Average amounts outstanding for this category of borrowing increased $43,929,000 to $129,600,000 for the six months ended June 30, 2000.

Provision for Credit Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $3,040,000 up $287,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased $1,291,000 for the first six months of 2000 when compared with the like 1999 period primarily as a result of increased fees from mortgage banking, leasing, trade finance and deposit services.

Noninterest Expense

Noninterest expenses increased $4,214,000 for the first six months of 2000 when compared with the like 1999 period primarily due to increased personnel and occupancy expenses incurred to support growing levels of business activity and continued investments in the business franchise.


BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage- backed securities along with other debt and equity securities. At June 30, 2000, the Company's portfolio of securities totalled $453,177,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 6.7 years amounted to $411,733,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $133,000 and $8,600,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $79,000 and gross unrealized losses of $4,423,000. Given the generally high credit quality of the portfolio, management currently expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature and will not ultimately be realized.


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


      The following table sets forth the composition of the Company's loan portfolio.

                                                                                     June 30,
                                                  -------------------------------------------------------------------------
                                                               2000                                        1999
                                                  ------------------------------             ------------------------------
                                                                             ($ in thousands)
                                                                         % of                                         % of
                                                  Balances               Gross               Balances                 Gross
                                                  --------            ----------             --------                 -----
Domestic
  Commercial and industrial                       $442,195                  64.6%            $425,100                  69.2%
  Equipment lease financing                        101,134                  14.8               79,417                  12.9
  Real estate                                      113,058                  16.5               94,838                  15.5
  Installment - individuals                          7,783                   1.1               14,037                   2.3
  Loan to depository institutions                   20,000                   2.9                   --                    --
Foreign
  Government and official institutions                 777                   0.1                  785                   0.1
                                                  --------            ----------             --------                 -----
Gross loan                                         684,947                 100.0%             614,177                 100.0%
                                                                      ==========                                      =====
  Unearned discounts                                13,994                                     11,221
                                                  --------                                   --------

Loans, net of unearned discounts                  $670,953                                   $602,956
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

     The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 2000, the ratio of the allowance to loans, net of unearned discounts, was 1.8% and the allowance was $11,923,000. At such date, the Company's non-accrual loans amounted to $1,510,000; $456,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $200,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 2000. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $302,000 at June 30, 2000 and 2,630,000 at June 30, 1999.


Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).

     The following table provides certain information with respect to the Company's deposits:

                                                                    June 30,
                                       ---------------------------------------------------------------
                                                  2000                                  1999
                                       -------------------------             -------------------------
                                                                ($ in thousands)
                                                           % of                                  % of
                                       Balances            Total             Balances            Total
                                       --------            -----             --------            -----
Domestic
  Demand                               $275,514             35.0%            $262,834             38.4%
  NOW                                    69,710              8.8               65,601              9.6
  Savings                                25,590              3.2               24,105              3.5
  Money Market                          144,305             18.3              138,172             20.2
  Time deposits                         270,382             34.3              190,689             27.9
                                       --------            -----             --------            -----

    Total domestic deposits             785,501             99.6              681,401             99.6
Foreign
  Time deposits                           2,830              0.4                2,780              0.4
                                       --------            -----             --------            -----

    Total deposits                     $788,331            100.0%            $684,181            100.0%
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


CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 22. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At June 30, 2000, the Company and the bank exceeded the requirements for "well capitalized" institutions.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Three Months Ended June 30,
                             (dollars in thousands)

                                                            2000                                      1999
                                       ---------------------------------------       -------------------------------------
                                         Average                       Average        Average                      Average
                                         Balance         Interest        Rate         Balance        Interest        Rate
                                         -------         --------        ----         -------        --------        ----
ASSETS

Interest-bearing deposits
  with other banks                     $       515        $    23         5.29%      $     515        $    50         4.24%
Investment securities
  Available for sale                       124,048          2,047         6.60         114,917          1,762         6.28
  Held to maturity                         304,323          5,228         6.87         219,696          3,404         6.20
  Tax-exempt [2]                            32,283            594         7.40          22,966            403         7.06
Federal funds sold                             604             10         6.38           7,275             84         4.59
Loans, net of unearned discounts
  Domestic [3]                             620,755         16,604        11.36         532,325         13,425        10.65
  Foreign                                      782             14         7.42             786             12         6.05
                                       -----------        -------                    ---------        -------
      TOTAL INTEREST-EARNING
         ASSETS                          1,083,310         24,520         9.33%        898,480         19,140         8.71%
                                                          -------       ======                        -------       ======

Cash and due from banks                     40,779                                      47,322
Allowance for credit losses                (12,051)                                    (10,651)
Goodwill                                    21,158                                      21,158
Other assets                                22,013                                      19,213
                                       -----------                                   ---------

      TOTAL ASSETS                     $ 1,155,209                                   $ 975,522
                                       ===========                                   =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
 Domestic
  Savings                              $    24,254            143         2.37%      $  23,875            139         2.34%
  NOW                                       69,337            430         2.50          69,901            431         2.47
  Money Market                             158,586          1,238         3.14         144,961            984         2.72
  Time                                     265,674          3,505         5.31         184,609          2,086         4.53
 Foreign
  Time                                       2,830             32         4.54           2,753             30         4.34
                                       -----------        -------                    ---------        -------
      Total interest-bearing
        deposits                           520,681          5,348         4.13         426,099          3,670         3.45
                                       -----------        -------                    ---------        -------

Borrowings
  Federal funds purchased and
    securities sold under
    agreements to repurchase               169,115          2,466         5.86          90,580          1,056         4.67
  Commercial paper                          26,463            341         5.18          37,913            445         4.71
  Other short-term debt                     12,728            307         5.58           3,760            250         5.06
  Long-term debt                            10,700            107         5.22          41,050            520         5.07
                                       -----------        -------                    ---------        -------
      Total borrowings                     219,006          3,221         5.73         173,303          2,271         4.78
                                       -----------        -------                    ---------        -------
      TOTAL INTEREST-BEARING
        LIABILITIES                        739,687          8,569         4.61%        599,402          5,941         3.84%
                                       -----------        -------       ======                        -------       ======

Noninterest-bearing deposits               251,972                                     231,188
Other liabilities                           58,317                                      42,723
                                       -----------                                   ---------
      Total liabilities                  1,049,976                                     873,313

Shareholders' equity                       105,233                                     102,209
                                       -----------                                   ---------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY           $ 1,155,209                                   $ 975,522
                                       ===========                                   =========

Net interest income/spread                                 15,951         4.72%                        13,199         4.87%
                                                                        ======                                      ======

Net yield on interest-earning
  assets (margin)                                                         6.04%                                       6.02%
                                                                        ======                                      ======

Less: Tax equivalent adjustment                               244                                         166
                                                          -------                                      ------

Net interest income                                       $15,707                                     $13,033
                                                          =======                                     =======


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 1999 amounts to conform to current presentations.

[2]   Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                                 Average Balance Sheets [1]
                                  Six Months Ended June 30,
                                   (dollars in thousands)

                                                            2000                                            1999
                                       -------------------------------------------        -------------------------------------
                                           Average                       Average           Average                      Average
                                          Balance        Interest          Rate            Balance        Interest       Rate
                                          -------        --------          ----            -------        --------       ----
ASSETS

Interest-bearing deposits
  with other banks                     $       515        $    59             4.98%       $     515        $    74        4.20%
Investment securities
  Available for sale                       126,952          4,175             6.58          114,996          3,507        6.13
  Held to maturity                         302,333         10,363             6.86          200,438          6,026        6.01
  Tax-exempt [2]                            30,770          1,125             7.35           21,835            774        7.15
Federal funds sold                           6,418            179             5.52           11,696            273        4.64
Loans, net of unearned discounts
  Domestic [3]                             609,657         31,773            11.11          530,053         26,551       10.69
  Foreign                                      782             28             7.22              787             24        6.12
                                       -----------        -------                         ---------        -------
      TOTAL INTEREST-EARNING
         ASSETS                          1,077,427         47,702             9.14%         880,320         37,229        8.77%
                                                          -------            =====                         -------       =====

Cash and due from banks                     39,148                                           45,670
Allowance for credit losses                (11,801)                                         (10,563)
Goodwill                                    21,158                                           21,158
Other assets                                22,386                                           19,603
                                       -----------                                        ---------

      TOTAL ASSETS                     $ 1,148,318                                        $ 956,188
                                       ===========                                        =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits
 Domestic
  Savings                              $    24,242            285             2.37%       $  24,427            284        2.34%
  NOW                                       70,802            875             2.49           66,081            809        2.47
  Money Market                             161,014          2,537             3.17          135,211          1,827        2.72
  Time                                     291,670          7,688             5.30          176,960          3,996        4.55
 Foreign
  Time                                       2,830             62             4.44            2,742             63        4.63
                                       -----------        -------                         ---------        -------
      Total interest-bearing
        deposits                           550,558         11,447             4.18          405,421          6,979        3.47
                                       -----------        -------                         ---------        -------

Borrowings
  Federal funds purchased and
    securities sold under
    agreements to repurchase               129,600          3,618             5.61           85,671          2,028        4.77
  Commercial paper                          29,247            737             5.06           39,897            933        4.72
  Other short-term debt                      9,764            562             5.54            3,691            353        5.07
  Long-term debt                            13,407            302             5.47           41,172          1,045        5.08
                                       -----------        -------                         ---------        -------
      Total borrowings                     182,018          5,219             5.51          170,431          4,359        4.84
                                       -----------        -------                         ---------        -------
      TOTAL INTEREST-BEARING
        LIABILITIES                        732,576         16,666             4.51%         575,852         11,338        3.88%
                                                          -------            =====                         -------       =====

Noninterest-bearing deposits               252,157                                          236,107
Other liabilities                           59,022                                           42,013
                                       -----------                                        ---------
      Total liabilities                  1,043,755                                          853,972

Shareholders' equity                       104,563                                          102,216
                                       -----------                                        ---------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY           $ 1,148,318                                        $ 956,188
                                       ===========                                        =========

Net interest income/spread                                 31,036             4.63%                         25,891        4.89%
                                                          -------            =====                                       =====

Net yield on interest-earning
  assets (margin)                                                             5.93%                                       6.10%
                                                                             =====                                       =====

Less: Tax equivalent adjustment                               463                                              318
                                                          -------                                          -------

Net interest income                                       $30,573                                          $25,573
                                                          =======                                          =======


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 1999 amounts to conform to current presentations.

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

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]
                          Three Months Ended June 30,
                             (dollars in thousands)

                                                          Increase/(Decrease)
                                                           Three Months Ended
                                                         June 30, 2000 and 1999
                                                 -------------------------------------
                                                  Volume          Rate          Net[2]
                                                 -------        -------        -------
INTEREST INCOME
Interest-bearing deposits with other banks       $    --        $   (27)       $   (27)
                                                 -------        -------        -------
Investment securities
  Available for sale                                 173            112            285
  Held to maturity                                 1,424            400          1,824
  Tax-exempt                                         171             20            191
                                                 -------        -------        -------
  Total                                            1,768            532          2,300
                                                 -------        -------        -------


Federal funds sold                                   (97)            23            (74)
                                                 -------        -------        -------

Loans, net of unearned discounts [3]
  Domestic                                         2,183            996          3,179
  Foreign                                             --              2              2
                                                 -------        -------        -------
    Total                                          2,183            998          3,181
                                                 -------        -------        -------
TOTAL INTEREST INCOME                            $ 3,854        $ 1,526        $ 5,380
                                                 =======        =======        =======

INTEREST EXPENSE
Interest-bearing deposits
 Domestic
  Savings                                        $     2        $     2        $     4
  NOW                                                 (4)             3             (1)
  Money Market                                        96            158            254
  Time                                             1,019            400          1,419
 Foreign
  Time                                                 1              1              2
                                                 -------        -------        -------
    Total                                          1,114            564          1,678
                                                 -------        -------        -------

Borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase            1,089            321          1,410
  Commercial paper                                  (145)            41           (104)
  Other short-term debt                               55              2             57
  Long-term debt                                    (426)            13           (413)
                                                 -------        -------        -------
    Total                                            573            377            950
                                                 -------        -------        -------

TOTAL INTEREST EXPENSE                           $ 1,687        $   941        $ 2,628
                                                 =======        =======        =======

NET INTEREST INCOME                              $ 2,167        $   585        $ 2,752
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

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]
                           Six Months Ended June 30,
                             (dollars in thousands)

                                                       Increase/(Decrease)
                                                         Six Months Ended
                                                       June 30, 2000 and 1999
                                                 --------------------------------------
                                                 Volume          Rate           Net[2]
                                                 -------        -------        --------
INTEREST INCOME
Interest-bearing deposits with other banks       $    (5)       $   (10)       $    (15)
                                                 -------        -------        --------
Investment securities
  Available for sale                                 408            260             668
  Held to maturity                                 3,408            929           4,337
  Tax-exempt                                         328             23             351
                                                 -------        -------        --------
  Total                                            4,144          1,212           5,356
                                                 -------        -------        --------


Federal funds sold                                  (137)            43             (94)
                                                 -------        -------        --------

Loans, net of unearned discounts [3]
  Domestic                                         4,195          1,027           5,222
  Foreign                                             --              4               4
                                                 -------        -------        --------
    Total                                          4,195          1,031           5,226
                                                 -------        -------        --------
TOTAL INTEREST INCOME                            $ 8,197        $ 2,276        $ 10,473
                                                 =======        =======        ========

INTEREST EXPENSE
Interest-bearing deposits
 Domestic
  Savings                                        $    (1)       $     2        $      1
  NOW                                                 60              6              66
  Money Market                                       390            320             710
  Time                                             2,953            739           3,692
 Foreign
  Time                                                 3             (4)             (1)
                                                 -------        -------        --------
    Total                                          3,405          1,063           4,468
                                                 -------        -------        --------

Borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase            1,190            400           1,590
  Commercial paper                                  (259)            63            (196)
  Other short-term debt                              198             11             209
  Long-term debt                                    (810)            67            (743)
                                                 -------        -------        --------
    Total                                            319            541             860
                                                 -------        -------        --------

TOTAL INTEREST EXPENSE                           $ 3,724        $ 1,604        $  5,328
                                                 =======        =======        ========

NET INTEREST INCOME                              $ 4,473        $   672        $  5,145
                                                 =======        =======        ========


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

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios





RATIOS AND MINIMUMS
(dollars in thousands)

                                                                                 For Capital               To Be Well
                                                          Actual               Adequacy Minimum            Capitalized
                                                    ------------------        -------------------       -------------------
                                                    Amount       Ratio        Amount        Ratio       Amount        Ratio
                                                    ------       -----        ------        -----       ------        -----
AS OF JUNE 30, 2000
Total Capital (to Risk Weighted Assets):
  The Company                                      $98,585       13.70%       $57,573        8.00%      $71,967       10.00%
  The bank                                          82,287       11.97         55,000        8.00        68,750       10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       89,553       12.44         28,787        4.00        43,180        6.00
  The bank                                          73,680       10.72         27,500        4.00        41,250        6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       89,553        7.90         45,362        4.00        56,703        5.00
  The bank                                          73,680        6.69         44,076        4.00        55,095        5.00

AS OF DECEMBER 31, 1999
Total Capital (to Risk Weighted Assets):
  The Company                                      $95,880       13.11%       $58,488        8.00%      $73,109       10.00%
  The bank                                          74,694       10.79         55,402        8.00        69,252       10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       86,717       11.86         29,244        4.00        43,866        6.00
  The bank                                          66,034        9.54         27,701        4.00        41,551        6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       86,717        7.75         44,729        4.00        55,911        5.00
  The bank                                          66,034        6.13         43,102        4.00        53,877        5.00

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

    A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest-rate sensitive assets exceed interest-rate sensitive liabilities generally will result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on an institution's net interest margin. The Company's gap analysis at June 30, 2000, is presented on page 26.

    The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. However, since the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates, the Company utilizes the gap analysis to complement its income simulation modeling, primarily focusing on the longer term structure of the balance sheet. The results of the income simulation analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

    At June 30, 2000, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $25 million and a final maturity of February 9, 2001, another contract with a notional amount of $25 million and a final maturity of May 1, 2001, another contract with a notional amount of $25 million and a final maturity of November 15, 2001 and two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At June 30, 2000, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

    The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $476,000 which are amortized monthly against interest income from the designated assets. At June 30, 2000, the unamortized premiums on these contracts totaled $234,000 and are included in other assets. At June 30, 2000, there were no amounts receivable under these contracts.

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

    The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 2000, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 0.76% ($61,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 1.60% ($960,000) decline from an unchanged rate environment.

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

    At June 30, 2000, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $29,320,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $52,689,000 and back-up credit lines with banks of $24,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

    While the past performance is no guarantee of the future, management currently believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

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

                                                                         Repricing Date
                                     -------------------------------------------------------------------------------------------
                                                    More than        More than                         Non
                                     3 months       3 months         1 year to         Over            Rate
                                      or less       to 1 year         5 years         5 years        sensitive          Total
                                     --------       ---------        ---------        --------       ---------        ----------
ASSETS
  Interest-bearing deposits
     with other banks                $    515       $      --        $      --        $     --       $      --        $      515
  Investment securities                16,170           4,867            9,997         415,061           7,081           453,176
  Loans, net of unearned
    discounts
     Commercial and Industrial        438,185           1,887            1,984             139            (519)          441,676
     Lease financing                   30,767           3,374           64,750           2,243         (13,281)           87,853
     Real estate                       28,056           4,196           29,158          51,648             (95)          112,963
     Installment                          101           4,257            2,110           1,315             (99)            7,684
     Loans to depository
       institutions                    20,000              --               --              --              --            20,000
     Foreign government and
       official institutions              777              --               --              --              --               777
  Noninterest-earning assets
    and allowance for
    credit losses                          --              --               --              --          82,992            82,992
                                     --------       ---------        ---------        --------       ---------        ----------

      Total Assets                    534,571          18,581          107,999         470,406          76,079         1,207,636
                                     --------       ---------        ---------        --------       ---------        ----------
LIABILITIES AND SHAREHOLDERS'
EQUITY
  Interest-bearing deposits
    Savings [1]                            --              --           25,590              --              --            25,590
    NOW [1]                                --              --           69,710              --              --            69,710
    Money Market [1]                  116,545              --           27,761              --              --           144,306
    Time - domestic                   151,516          88,476           30,389              --              --           270,381
         - foreign                      1,250           1,580               --              --              --             2,830
  Federal funds purchased &
    securities sold under
    agreements to repurchase          158,762          32,197               --              --              --           190,959
  Commercial paper                     28,970              --               --              --              --            28,970
  Other short-term borrowings          19,561             350               --              --              --            19,911
  Long-term borrowings - FHLB          10,000              --              700              --              --            10,700
  Noninterest-bearing
    liabilities and share-
    holders' equity                        --              --               --              --         444,279           444,279
                                     --------       ---------        ---------        --------       ---------        ----------

      Total Liabilities and
       Shareholders' Equity           486,604         122,603          154,150              --         444,279         1,207,636
                                     --------       ---------        ---------        --------       ---------        ----------

Net Interest Rate
    Sensitivity Gap                  $ 47,967       $(104,022)       $ (46,151)       $470,406       $(368,200)       $       --
                                     ========       =========        =========        ========       =========        ==========

Cumulative Gap at
    June 30, 2000                    $ 47,967       $ (56,055)       $(102,206)       $368,200       $      --        $       --
                                     ========       =========        =========        ========       =========        ==========

Cumulative Gap at
    June 30, 1999                    $ 53,412       $ (19,898)       $ (49,904)       $343,290       $      --        $       --
                                     ========       =========        =========        ========       =========        ==========

Cumulative Gap at
    December 31, 1999                $ 32,513       $ (82,261)       $ (65,726)       $389,893       $      --        $       --
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

                        STERLING BANCORP AND SUBSIDIARIES




                           PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

            (a)The Annual Meeting of Shareholders of the Company was held on April 18, 2000.

            (b)The following matters were submitted to a vote of the Shareholders of the Company:

                  (1) Election of Directors


                       Nominee             Total Votes For      Total Votes Withheld
                       -------             ---------------      --------------------
                   Robert Abrams              7,478,280             63,502
                   Joseph M. Adamko           7,486,499             55,333
                   Lillian Berkman            7,474,595             67,187
                   Louis J. Cappelli          7,484,665             57,117
                   Walter Feldesman           7,414,370            127,412
                   Allan F. Hershfield        7,486,449             55,333
                   Henry J. Humphreys         7,480,376             61,406
                   John C. Millman            7,486,673             55,109
                   Maxwell M. Rabb            7,230,057            311,725
                   Eugene T. Rossides         7,482,699             59,583
                   William C. Warren          7,228,808            312,974

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


         STERLING BANCORP

         .............................

             (Registrant)




         Date      8/14/00            /s/  Louis J. Cappelli
             ------------------            ---------------------------------
                                           Louis J. Cappelli
                                           Chairman and
                                           Chief Executive Officer



         Date      8/14/00            /s/  John W. Tietjen
             ------------------            ---------------------------------
                                           John W. Tietjen
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  EXHIBIT INDEX


                                                  Incorporated                     Sequential
  Exhibit                                           Herein By          Filed          Page
   Number                Description               Reference To      Herewith          No.
   ------                -----------               ------------      --------          ---
    11                   Computation of                                  X
                         Per Share Earnings

    27                   Financial Data                                  X
                         Schedule