Form 10-Q
period 2000-09-30
STERLING BANCORP
filed 2000-11-13
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ----------------  -------------------------------



Commission File Number:                         1-5273-1
                         -------------------------------------------------------



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


      As of September 30, 2000 there were 8,261,848 shares of common stock,
                         $1.00 par value, outstanding.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                                           Page
                                                                                                       ----
        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                                                    3
                    Notes to Consolidated Financial Statements                                           8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                                            13
                    Results for Three Months                                                            13
                    Results for Nine Months                                                             15
                    Balance Sheet Analysis                                                              17
                    Capital                                                                             19
                    Average Balance Sheets                                                              20
                    Rate/Volume Analysis                                                                22
                    Regulatory Capital and Ratios                                                       24

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                                          25
                    Interest Rate Sensitivity                                                           28

PART II OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K                                                    29



SIGNATURES                                                                                              29


EXHIBIT INDEX                                                                                           30

        Exhibit 11 Computation of Per Share Earnings                                                    31

        Exhibit 27 Financial Data Schedule                                                              32

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 September 30,               December 31,
ASSETS                                                                               2000                       1999
                                                                           -------------------------    ----------------------
Cash and due from banks                                                    $             36,444,673     $          35,505,342
Interest-bearing deposits with other banks                                                1,062,463                   515,000
Investment securities
  Available for sale (at estimated market value)                                        147,703,657               162,463,715
  Held to Maturity (estimated market value
    $287,246,493 and $286,220,249, respectively)                                        291,594,018               294,938,717
                                                                           -------------------------    ----------------------
        Total investment securities                                                     439,297,675               457,402,432
                                                                           -------------------------    ----------------------

Loans, net of unearned discounts                                                        718,651,621               689,096,080
Less allowance for credit losses                                                         12,249,069                11,116,848
                                                                           -------------------------    ----------------------
        Loans, net                                                                      706,402,552               677,979,232
                                                                           -------------------------    ----------------------
Customers' liability under acceptances                                                      958,386                 3,888,140
Excess cost over equity in net assets of the
  banking subsidiary                                                                     21,158,440                21,158,440
Premises and equipment, net                                                               5,316,827                 5,847,842
Other real estate                                                                           865,209                   358,175
Accrued interest receivable                                                               5,068,265                 4,541,954
Other assets                                                                             17,672,636                11,690,695
                                                                           -------------------------    ----------------------
                                                                           $          1,234,247,126     $       1,218,887,252
                                                                           =========================    ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                             $            296,696,204     $         291,807,803
  Interest-bearing deposits                                                             512,769,355               570,712,149
                                                                           -------------------------    ----------------------
        Total deposits                                                                  809,465,559               862,519,952
Federal funds purchased and securities
  sold under agreements to repurchase                                                   188,782,831               118,238,418
Commercial paper                                                                         27,002,100                40,319,200
Other short-term borrowings                                                              19,865,673                10,993,363
Acceptances outstanding                                                                     958,386                 3,888,140
Due to factoring clients                                                                 40,918,449                37,933,948
Accrued expenses and other liabilities                                                   24,367,479                18,704,104
                                                                           -------------------------    ----------------------
                                                                                      1,111,360,477             1,092,597,125
Long-term debt - FHLB                                                                    10,700,000                21,050,000
                                                                           -------------------------    ----------------------
        Total liabilities                                                             1,122,060,477             1,113,647,125
                                                                           -------------------------    ----------------------

Commitments and contingent liabilities

Shareholders' equity
  Preferred stock, $5 par value. Authorized 644,389 shares
    Series B, issued 1,230 shares                                                            24,600                    24,600
    Series D, issued 238,961 and
        241,883 shares, respectively                                                      2,389,610                 2,418,830
                                                                           -------------------------    ----------------------
                                                                                          2,414,210                 2,443,430
Common stock, $1 par value. Authorized 20,000,000 shares;
  issued 8,734,973 and 8,723,051 shares, respectively                                     8,734,973                 8,723,051
Capital surplus                                                                          51,792,233                51,911,883
Retained earnings                                                                        60,906,372                52,360,024
Accumulated other comprehensive loss, net of tax                                         (1,429,428)               (2,634,509)
                                                                           -------------------------    ----------------------
                                                                                        122,418,360               112,803,879
Less
  Common shares in treasury at cost, 473,125 and
    357,993 shares, respectively                                                          7,986,763                 6,515,522
  Unearned compensation                                                                   2,244,948                 1,048,230
                                                                           -------------------------    ----------------------
        Total shareholders' equity                                                      112,186,649               105,240,127
                                                                           -------------------------    ----------------------
                                                                           $          1,234,247,126     $       1,218,887,252
                                                                           =========================    ======================

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                         Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                     2000                 1999                 2000                 1999
                                               ------------------   ------------------   ------------------   ------------------
INTEREST INCOME
  Loans                                        $      17,500,648    $      14,140,542    $      49,301,744    $      40,715,827
  Investment securities
    Available for sale                                 2,409,409            2,077,844            7,246,480            6,040,834
    Held to maturity                                   5,124,572            4,182,405           15,487,800           10,208,168
  Federal funds sold                                      10,283               23,158              189,311              295,787
  Deposits with other banks                               25,966               75,707               84,829              150,015
                                               ------------------   ------------------   ------------------   ------------------
        Total interest income                         25,070,878           20,499,656           72,310,164           57,410,631
                                               ------------------   ------------------   ------------------   ------------------

INTEREST EXPENSE
  Deposits                                             5,668,635            4,322,777           17,116,264           11,300,950
  Federal funds purchased and
    securities sold under agreements
    to repurchase                                      2,588,850            1,432,218            6,206,974            3,460,176
  Commercial paper                                       371,943              422,781            1,108,575            1,356,253
  Other short-term borrowings                            307,801              219,768              870,140              572,687
  Long-term debt                                         107,224              481,674              409,658            1,526,800
                                               ------------------   ------------------   ------------------   ------------------
        Total interest expense                         9,044,453            6,879,218           25,711,611           18,216,866
                                               ------------------   ------------------   ------------------   ------------------

Net interest income                                   16,026,425           13,620,438           46,598,553           39,193,765
Provision for credit losses                            1,478,600            1,365,000            4,518,200            4,118,000
                                               ------------------   ------------------   ------------------   ------------------
Net interest income after provision
  for credit losses                                   14,547,825           12,255,438           42,080,353           35,075,765
                                               ------------------   ------------------   ------------------   ------------------

NONINTEREST INCOME
  Factoring income                                     1,391,732            1,269,084            3,782,349            3,736,987
  Mortgage banking income                              1,529,230            1,557,141            4,419,367            4,238,156
  Service charges on deposit accounts                  1,407,675              769,303            3,403,894            2,309,648
  Trade finance income                                   631,627              548,427            2,083,158            1,547,930
  Trust fees                                             171,282              181,150              523,140              582,466
  Other service charges and fees                         423,500              309,479            1,388,773              991,647
  Other income                                            73,773               23,678              142,722               75,311
                                               ------------------   ------------------   ------------------   ------------------
        Total noninterest income                       5,628,819            4,658,262           15,743,403           13,482,145
                                               ------------------   ------------------   ------------------   ------------------

NONINTEREST EXPENSES
  Salaries                                             5,836,273            5,151,303           17,088,670           14,805,623
  Employee benefits                                    1,250,407              951,990            3,709,112            3,108,191
                                               ------------------   ------------------   ------------------   ------------------
        Total personnel expenses                       7,086,680            6,103,293           20,797,782           17,913,814
  Occupancy expenses, net                              1,197,744              969,856            3,146,422            2,532,660
  Equipment expenses                                     604,153              627,552            1,780,225            2,027,450
  Other expenses                                       3,757,819            2,981,080           11,236,244            8,308,551
                                               ------------------   ------------------   ------------------   ------------------
        Total noninterest expenses                    12,646,396           10,681,781           36,960,673           30,782,475
                                               ------------------   ------------------   ------------------   ------------------

Income before income taxes                             7,530,248            6,231,919           20,863,083           17,775,435
Provision for income taxes                             3,344,153            2,547,111            8,799,771            7,074,574
                                               ------------------   ------------------   ------------------   ------------------

Net income                                     $       4,186,095    $       3,684,808    $      12,063,312    $      10,700,861
                                               ==================   ==================   ==================   ==================

Average number of common
 shares outstanding
  Basic                                                8,265,373            8,439,008            8,307,064            8,514,735
  Diluted                                              8,569,729            8,792,279            8,547,588            8,887,344
Per average common share
  Basic                                                    $0.50                $0.43                $1.44                $1.25
  Diluted                                                   0.49                 0.42                 1.40                 1.20
Dividends per common share                                  0.14                 0.12                 0.42                 0.36


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income



                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                        2000                 1999                 2000                  1999
                                                  ------------------   ------------------   ------------------    -----------------
Net Income                                        $       4,186,095    $       3,684,808    $      12,063,312     $     10,700,861


Other comprehensive income,
 net of tax:
   Unrealized holding gains(losses)
   arising during the period                                915,857             (345,451)           1,205,081           (2,187,475)
                                                  ------------------   ------------------   ------------------    -----------------


Comprehensive income                              $       5,101,952    $       3,339,357    $      13,268,393     $      8,513,386
                                                  ==================   ==================   ==================    =================



See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      2000                     1999
                                                                               -------------------      -------------------
Preferred Stock
  Balance at January 1                                                       $          2,443,430     $          2,463,890
  Conversions of Series D shares                                                          (29,220)                 (20,460)
                                                                               -------------------      -------------------
  Balance at September 30                                                    $          2,414,210     $          2,443,430
                                                                               ===================      ===================

Common Stock
  Balance at January 1                                                       $          8,723,051     $          8,310,284
  Conversions of preferred shares into common shares                                        2,922                    2,046
  Options exercised                                                                         9,000                   12,500
                                                                               -------------------      -------------------
  Balance at September 30                                                    $          8,734,973     $          8,324,830
                                                                               ===================      ===================

Capital Surplus
  Balance at January 1                                                       $         51,911,883     $         45,287,315
  Conversions of preferred shares into common shares                                       26,298                   18,414
  Issuance of shares under incentive compensation plan                                   (214,369)                       -
  Options exercised                                                                        68,421                  135,063
                                                                               -------------------      -------------------
  Balance at September 30                                                    $         51,792,233     $         45,440,792
                                                                               ===================      ===================

Retained Earnings
  Balance at January 1                                                       $         52,360,024     $         48,817,648
  Net Income                                                                           12,063,312               10,700,861
  Cash dividends paid - common shares                                                  (3,454,897)              (2,906,230)
                      - preferred shares                                                  (62,067)                 (49,332)
                                                                               -------------------      -------------------
  Balance at September 30                                                    $         60,906,372     $         56,562,947
                                                                               ===================      ===================

Accumulated Other Comprehensive (Loss)Income, Net of Tax
  Balance at January 1                                                       $         (2,634,509)    $            538,840
                                                                               -------------------      -------------------
  Unrealized holding gains(losses)
   arising during the period
     Before tax                                                                         2,227,509               (4,043,394)
     Tax (expense)benefit                                                              (1,022,428)               1,855,919
                                                                               -------------------      -------------------
       Net of tax                                                                       1,205,081               (2,187,475)
                                                                               -------------------      -------------------
  Balance at September 30                                                    $         (1,429,428)    $         (1,648,635)
                                                                               ===================      ===================

Treasury Stock
  Balance at January 1                                                       $         (6,515,522)    $         (1,592,690)
  Issuance of shares under incentive compensation plan                                  1,537,179                        -
  Purchase of common shares                                                            (3,008,420)              (4,324,640)
                                                                               -------------------      -------------------
  Balance at September 30                                                    $         (7,986,763)    $         (5,917,330)
                                                                               ===================      ===================

Unearned Compensation
  Balance at January 1                                                       $         (1,048,230)    $         (1,673,963)
  Issuance of shares under incentive compensation plan                                 (1,462,656)                       -
  Amortization of unearned compensation                                                   265,938                  240,625
                                                                               -------------------      -------------------
  Balance at September 30                                                    $         (2,244,948)    $         (1,433,338)
                                                                               ===================      ===================


Total Shareholders' Equity
  Balance at January 1                                                       $        105,240,127     $        102,151,324
  Amortization of unearned compensation                                                 6,946,522                1,621,372
                                                                               -------------------      -------------------
  Balance at September 30                                                    $        112,186,649     $        103,772,696
                                                                               ===================      ===================


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                      2000                      1999
                                                                               -------------------      ---------------------
Operating Activities
  Net Income                                                                 $         12,063,312     $           10,700,861
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for credit losses                                                         4,518,200                  4,118,000
    Depreciation and amortization of premises and equipment                             1,243,106                  1,420,816
    Deferred income tax benefit                                                          (350,698)                  (140,054)
    Net change in loans held for sale                                                  (1,642,130)                 9,307,975
    Amortization of unearned compensation                                                 265,938                    240,625
    Amortization of premiums of securities                                                648,463                  1,561,063
    Accretion of discounts on securities                                                 (820,972)                  (634,843)
    Increase in accrued interest receivable                                              (526,311)                  (770,735)
    Increase in due to factored clients                                                 2,984,501                 10,502,574
    Increase in other liabilities                                                       5,663,375                  5,340,364
    Increase in other assets                                                           (5,981,941)                (3,139,899)
    Other, net                                                                         (4,197,554)                (1,848,460)
                                                                               -------------------      ---------------------

        Net cash provided by operating activities                                      13,867,289                 36,658,287
                                                                               -------------------      ---------------------

Investing Activities
  Purchase of premises and equipment                                                     (712,091)                (1,370,593)
  Net increase in interest-bearing deposits                                              (547,463)                         -
  (Increase)Decrease in other real estate                                                (507,034)                   550,513
  Net increase in loans                                                               (27,913,411)               (16,417,115)
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                                    28,172,875                 49,954,562
  Purchases of securities - held to maturity                                          (25,217,335)              (146,943,929)
  Purchases of securities - available for sale                                        (61,354,495)              (117,486,978)
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                                                  78,903,729                119,615,688
                                                                               -------------------      ---------------------

        Net cash used in investing activities                                          (9,175,225)              (112,097,852)
                                                                               -------------------      ---------------------

Financing Activities
  Net increase(decrease) in noninterest-bearing deposits                                4,888,401                (52,856,890)
  Net (decrease)increase in interest-bearing deposits                                 (57,942,794)               128,693,921
  Net increase in Federal funds purchased
   and securities sold under agreements to repurchase                                  70,544,413                 33,077,444
  Net decrease in commercial paper and
   other short-term borrowings                                                         (4,444,790)               (13,678,481)
  Purchase of treasury stock                                                           (3,008,420)                (4,324,640)
  Decrease in other long-term debt                                                    (10,350,000)               (10,350,000)
  Proceeds from exercise of stock options                                                  77,421                    147,563
  Cash dividends paid on common and preferred stock                                    (3,516,964)                (2,955,562)
                                                                               -------------------      ---------------------

        Net cash (used in) provided by financing activities                            (3,752,733)                77,753,355
                                                                               -------------------      ---------------------

Net increase in cash and due from banks                                                   939,331                  2,313,790
Cash and due from banks - beginning of period                                          35,505,342                 43,311,268
                                                                               -------------------      ---------------------

Cash and due from banks - end of period                                      $         36,444,673     $           45,625,058
                                                                               ===================      =====================

Supplemental schedule of non-cash financing activities:
  Issuance of treasury stock                                                 $          1,537,179     $                    -
  Preferred stock conversions                                                              29,220                     20,460
Supplemental disclosure of cash flow information:
  Interest paid                                                                        26,737,461                 18,420,455
  Income taxes paid                                                                     8,103,063                  6,251,902

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. The Board announced on November 18, 1999, the declaration of a 5% stock dividend payable on December 14, 1999 to shareholders of record on that date. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 Series B shares authorized) and 238,961 Series D shares (of 300,000 Series D shares authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into one Common Share, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The Company provides a full range of financial products and services, including business and consumer loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2000 year-to-date average interest-earning assets were 57.2% loans (corporate lending was 80.4% and real estate lending was 17.8% of total loans, respectively) and 42.8% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 76% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

       The following tables provide certain information regarding the Company's operating segments for the three and nine month periods ended September 30, 2000 and 1999:

                                               Corporate           Real Estate        Company-wide
                                                Lending              Lending            Treasury                Totals
                                            --------------       --------------       --------------       ---------------
Three Months Ended September 30, 2000
-------------------------------------
Net interest income                         $    8,086,055       $    3,097,145       $    4,273,097       $   15,456,297
Noninterest income                               3,339,648            1,609,839               27,106            4,976,593
Depreciation and amortization                       51,177               58,753                  171              110,101
Segment profit                                   5,221,904            2,389,240            5,571,695           13,182,839
Segment assets                                 568,058,326          118,370,413          503,468,683        1,189,897,422


Three Months Ended September 30, 1999
-------------------------------------
Net interest income                         $    6,756,367       $    2,254,289       $    3,814,475       $   12,825,131
Noninterest income                               2,296,193            1,513,506               30,074            3,839,773
Depreciation and amortization                       45,235               54,121                  175               99,531
Segment profit                                   3,527,646            2,197,500            5,425,200           11,150,346
Segment assets                                 537,173,996           98,944,050          472,263,765        1,108,381,811


Nine Months Ended September 30, 2000
------------------------------------
Net interest income                         $   22,962,417       $    8,021,052       $   13,464,205       $   44,447,674
Noninterest income                               8,965,153            4,712,202              103,931           13,781,286
Depreciation and amortization                      140,585              156,572                  511              297,668
Segment profit                                  13,403,039            6,705,486           17,231,994           37,340,519
Segment assets                                 568,058,326          118,370,413          503,468,683        1,189,897,422


Nine Months Ended September 30, 1999
------------------------------------
Net interest income                         $   20,201,830       $    6,640,171       $    9,814,585       $   36,656,586
Noninterest income                               6,347,478            4,176,853              108,152           10,632,483
Depreciation and amortization                      122,659              149,818                  518              272,995
Segment profit                                  10,494,908            6,341,200           15,153,900           31,990,008
Segment assets                                 537,173,996           98,944,050          472,263,765        1,108,381,811

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                                   --------------------------------             -------------------------------
                                                      2000                  1999                 2000                   1999
                                                ---------------        ---------------      ---------------        ---------------

Net interest income:
    Total for reportable operating segments     $    15,456,297        $    12,825,131      $    44,447,674        $    36,656,586
    Other [1]                                           570,128                795,307            2,150,879              2,537,179
                                                ---------------        ---------------      ---------------        ---------------


Consolidated net interest income                $    16,026,425        $    13,620,438      $    46,598,553        $    39,193,765
                                                ===============        ===============      ===============        ===============

Noninterest income:
    Total for reportable operating segments     $     4,976,593        $     3,839,773      $    13,781,286        $    10,632,483
    Other [1]                                           652,226                818,489            1,962,117              2,849,662
                                                ---------------        ---------------      ---------------        ---------------


Consolidated noninterest income                 $     5,628,819        $     4,658,262      $    15,743,403        $    13,482,145
                                                ===============        ===============      ===============        ===============


Profit:
    Total for reportable operating segments     $    13,182,839        $    11,150,346      $    37,340,519        $    31,990,008
    Other [1]                                        (5,652,591)            (4,918,427)         (16,477,436)           (14,214,573)
                                                ---------------        ---------------      ---------------        ---------------


Consolidated income before income taxes         $     7,530,248        $     6,231,919      $    20,863,083        $    17,775,435
                                                ===============        ===============      ===============        ===============

Assets:
    Total for reportable operating segments     $ 1,189,897,422        $ 1,108,381,811      $ 1,189,897,422        $ 1,108,381,811
    Other [1]                                        44,349,704             38,658,430           44,349,704             38,658,430
                                                ---------------        ---------------      ---------------        ---------------


Consolidated assets                             $ 1,234,247,126        $ 1,147,040,241      $ 1,234,247,126        $ 1,147,040,241
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

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


6. On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets (including securitizations) occurring after March 31, 2001. However, the provisions of SFAS No. 140 related to the recognition and reclassification of collateral in financial statements and disclosures related to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material effect upon its financial statements.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Industrial Loan Association, and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc. ("SNMC-New York"), Sterling National Mortgage Corp. ("SNMC-Virginia") and Sterling Holding Company of Virginia, Inc. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries and the term "the bank" refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.


FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto.
       The Company may include forward-looking statements in its filings with the Securities and Exchange Commission, including this 10-Q, in reports to stockholders, in other written materials, and in statements made by officers and representatives of the Company to analysts, rating agencies, institutional investors, representatives of the media and others.
       These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. It is possible that our actual results and financial position may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements.
       Important factors that could cause our actual results to differ, possibly materially, from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve; a decline in general economic conditions and the strength of the local economies in which we operate; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of products and services; the timely development and effective marketing of competitive new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for our products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings.
       The foregoing list of important factors is not exclusive, and we will not update any forwarding-looking statement, whether written or oral, that may be made from time to time.


BUSINESS

The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposits services, trust and estate administration, and investment management services. The Company has operations in metropolitan New York and Washington, DC areas, as well as Virginia and other mid-Atlantic states and conducts business throughout the United States.
       There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in certain areas of its business with other financial institutions. At September 30, 2000, the bank's year-to-date average earning assets (of which loans were 56% and investment securities were 43%) represented approximately 97% of the Company's year-to-date average earning assets.
       The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.


         Results for the Three Months Ended September 30, 2000 and 1999
         --------------------------------------------------------------

OVERVIEW

The Company reported net income for the three months ended September 30, 2000 of $4.2 million, representing $0.49 per share, calculated on a diluted basis, compared to $3.7 million, or $0.42 per share, calculated on a diluted basis, for the like period in 1999. This increase reflects higher net interest income and continued growth in noninterest income.
       Net interest income, on a tax equivalent basis, increased to $16.3 million for the third quarter of 2000 compared with $13.8 million for the same period in 1999, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 6.05% for the third quarter of 2000 compared to 5.84% for the like 1999 period. This increase was principally due to an increase of 69 basis points in the average yield on earning assets partially offset by an increase in average cost of funds of 68 basis points.
       Noninterest income rose to $5.6 million for the three months ended September 30, 2000 compared to $4.7 million for the like 1999 period principally due to continued growth in fees from deposit servicing, factoring, trade finance and leasing activities.


INCOME STATEMENT ANALYSIS

Net Interest Income
Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 22. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 20.
       Net interest income, on a tax equivalent basis, for the three months ended September 30, 2000 increased to $16,278,000 from $13,798,000 for the comparable period in 1999.
       Total interest income, on a tax equivalent basis, aggregated $25,322,000 which was up $4,645,000 for the third quarter of 2000 when compared to $20,677,000 for the same period of 1999. The tax equivalent yield on interest earning assets was 9.44% for the three months ended September 30, 2000 compared with 8.75% for the comparable period in 1999. The increase in interest income was due to an increase in income earned on the Company's loan portfolio and on the investment securities portfolio as a result of higher average outstandings and higher yields. Loan balances increased as the result of the implementation of business plans, including the purchase of portfolios, designed to increase funds employed in this asset category. The increase in investment securities balances reflects the implementation of asset/liability management strategies. The increase in yield on earning assets was due to higher yields on loans and investment securities.
       Interest earned on the loan portfolio amounted to $17,501,000 which was up $3,360,000 when compared to a year ago. Average loan balances amounted to $640,221,000 which were up $73,806,000 from an average of $566,415,000 in the prior year period. The increase in the average loans (primarily in the leasing, real estate and commercial and industrial loan segments of the Company's loan portfolio), coupled with higher yields, accounted for the increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 11.47% for the three months ended September 30, 2000 from 10.53% for the comparable 1999 period was primarily attributable to a higher rate environment.
       Tax equivalent interest earned on investment securities increased $1,348,000 to $7,785,000 in 2000 due to higher average outstandings and higher yields. Average investment securities outstandings increased to $453,043,000 from $400,967,000 in the prior year period. The increase in average balances was primarily in U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities. The increase in yield on investment securities to 6.84% for the third quarter of 2000 from 6.41% in the prior year period reflects the purchase of these securities in a rising rate environment in the current year period.
       Interest expense increased $2,165,000 to $9,044,000 for the third quarter of 2000 from $6,879,000 for the comparable period in 1999. The increase in interest expense was due to higher average funds employed coupled with higher average rates paid for those funds.
       Interest expense on deposits increased $1,346,000 for the three months ended September 30, 2000 to $5,668,000 from $4,322,000 for the comparable 1999 period due to increases in average outstandings and higher rates paid on deposits. Average interest-bearing deposit balances amounted to $525,893,000 which were up $63,663,000 from an average of $462,230,000 in the prior year period. The increase in average balances was principally in certificates of deposit which are included in time deposits. The average rate paid on interest-bearing deposits increased to 4.29% for the third quarter of 2000 compared to 3.71% for the comparable year-ago period.
       Interest expense associated with borrowed funds increased to $3,376,000 for the third quarter of 2000 from $2,557,000 in the comparable 1999 period as the result of higher average outstandings and rates paid principally for Federal funds purchased and securities sold under agreements to repurchase. Average amounts outstanding for this category of borrowing increased $53,374,000 to $169,175,000 for the three months ended September 30, 2000 and the average rates paid rose to 6.09% from 4.91% in the prior year period.

Provision for Credit Losses
Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $1,478,000 up $113,000 when compared to the same period last year.

Noninterest Income
Noninterest income increased $971,000 for the third quarter of 2000 when compared with the like 1999 period primarily as a result of increased fees from factoring, leasing, trade finance and deposit services.

Noninterest Expenses
Noninterest expenses increased $1,965,000 for the third quarter of 2000 when compared with the like 1999 period primarily due to increased personnel, occupancy and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.


          Results for the Nine Months Ended September 30, 2000 and 1999
          -------------------------------------------------------------

OVERVIEW

The Company reported net income for the nine months ended September 30,2000 of $12.1 million, representing $1.40 per share, calculated on a diluted basis, compared to $10.7 million, or $1.20 per share calculated on a diluted basis, for the like period in 1999. This increase reflects continued growth in both net interest income and noninterest income as explained below.
       Net interest income, on a tax equivalent basis, increased to $47.3 million for the first nine months of 2000 compared with $39.7 million for the same period in 1999, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 6.02% for the first nine months of 2000 compared to 6.06% for the like 1999 period. This decrease was due to a 65 basis point increase in the average cost of funds partially offset by a 48 basis point increase in average yield on earning assets.
       Noninterest income rose to $15.7 million for the nine months ended September 30,2000 compared to $13.5 million for the like 1999 period principally due to continued growth in fees from mortgage banking, factoring, leasing, trade finance and deposit services.


INCOME STATEMENT ANALYSIS

Net Interest Income
Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense for the first nine months, expressed in terms of fluctuation in average volume and rate are shown on page
23. Information as to the components of interest income and interest expense and average rates for the first nine months is provided in the Average Balance Sheets shown on page 21.
       Net interest income, on a tax equivalent basis, for the nine months ended September 30,2000 increased $7,624,000 to $47,312,000 from $39,688,000 for the comparable period in 1999.
       Total interest income, on a tax equivalent basis, aggregated $73,024,000 up $15,119,000 for the first nine months of 2000 as compared to $57,905,000 for the same period of 1999. The tax equivalent yield on interest-earning assets was

9.29% for the first nine months of 2000 compared with 8.81% for the comparable period in 1999. The increase in interest income was due to increases in income earned on the Company's loan and investment securities portfolios as a result of management's strategy to increase funds employed in these asset categories. The increase in yield on earning assets was due to higher yields on loans and investment securities.
       Interest earned on the loan portfolio amounted to $49,302,000 up $8,586,000 when compared to a year ago. Average loan balances amounted to $620,439,000 up $77,609,000 from an average of $542,830,000 in the prior year period. The increase in the average loans (primarily in the leasing and commercial and industrial segments of the Company's loan portfolio), coupled with higher yields, accounted for the increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 11.32% for the nine months ended September 30,2000 from 10.73% for the comparable 1999 period was primarily attributable to the higher rate environment in the 2000 period.
       Tax equivalent interest earned on investment securities increased $6,705,000 to $23,448,000 in 2000 due to higher average outstandings and higher yields. Average investment securities outstandings increased to $457,702,000 from $358,734,000 in the prior year period. The increase in average balances was primarily in U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities. The yield on investment securities increased to 6.83% for the nine months ended September 30, 2000 from 6.23% for the prior year period reflecting the purchase of these securities in a rising rate environment in the current year period.
       Total interest expense increased $7,495,000 to $25,712,000 for the first nine months of 2000 from $18,217,000 for the comparable period in 1999. The increase in interest expense was due to higher funds employed coupled with higher average rates paid for interest-bearing liabilities.
       Interest expense on deposits increased $5,815,000 for the nine months ended September 30,2000 to $17,116,000 from $11,301,000 for the comparable 1999 period due to increases in average outstandings and the cost of funds. Average outstandings increased $117,711,000 to $542,277,000 in 2000 from $424,566,000 in
1999. The average rate paid on interest-bearing deposits increased to 4.22% in 2000 compared to 3.56% in the comparable year ago period.
       Interest expense associated with borrowed funds increased to $8,596,000 for the first nine months of 2000 from $6,916,000 in the comparable 1999 period as the result of higher average outstandings and rates paid principally for Federal funds purchased and securities sold under agreements to repurchase. Average amounts outstanding for this category of borrowing increased $47,064,000 to $142,888,000 for the nine months ended September 30, 2000 and the average rates paid rose to 5.80% from 4.83% in the prior year period.

Provision for Credit Losses
Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $4,518,000 up $400,000 when compared to the same period last year.

Noninterest Income
Noninterest income increased $2,261,000 for the first nine months of 2000 when compared with the like 1999 period primarily as a result of increased fees from mortgage banking, leasing, factoring, trade finance and deposit services.

Noninterest Expense
Noninterest expenses increased $6,178,000 for the first nine months of 2000 when compared with the like 1999 period primarily due to increased personnel and occupancy expenses incurred to support growing levels of business activity and continued investments in the business franchise.


BALANCE SHEET ANALYSIS

Securities
The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At September 30, 2000, the Company's portfolio of securities totalled $439,298,000 of which U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities having an average life of approximately 6.9 years amounted to $397,491,000. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $686,000 and $5,034,000, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $262,000 and gross unrealized losses of $2,916,000. Given the generally high credit quality of the portfolio, management currently expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature and will not ultimately be realized.


Loan Portfolio
A key management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar.
       The Company's commercial and industrial loan portfolio represents approximately 66% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $500,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 17% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 14% of gross loans. The collateral securing any loan may vary in value based on market conditions.

       The following table sets forth the composition of the Company's loan portfolio.

                                                                                          September 30,
                                                                   -------------------------------------------------------------
                                                                            2000                                 1999
                                                                   -----------------------             -------------------------
                                                                                         ($ in thousands)
                                                                                      % of                                  % of
                                                                   Balances          Gross             Balances            Gross
                                                                   --------          -----             --------            -----
Domestic
  Commercial and industrial                                        $482,297           65.9%            $461,674             70.1%
  Equipment lease financing                                          99,463           13.6               80,925             12.3
  Real estate                                                       120,353           16.5              100,782             15.3
  Installment - individuals                                           8,665            1.2               14,317              2.2
  Loan to depository institutions                                    20,000            2.7                  --               --
Foreign
  Government and official institutions                                  777            0.1                  784              0.1
                                                                   --------          -----             --------            -----
Gross loan                                                          731,555          100.0%             658,482            100.0%
                                                                                     =====                                 =====
  Unearned discounts                                                 12,903                              11,167
                                                                   --------                            --------

Loans, net of unearned discounts                                   $718,652                            $647,315
                                                                   ========                            ========


Asset Quality
Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Company's portfolio of loans may be increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depends on current and expected economic conditions, the financial condition of borrowers and the credit management process.
       The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio (including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral), review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2000, the ratio of the allowance to loans, net of unearned discounts, was 1.70% and the allowance was $12,249,000. At such date, the Company's non-accrual loans amounted to $1,962,000; $890,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $400,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 2000. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $291,000 at September 30, 2000 and $1,458,000 at September 30, 1999.

Deposits
A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).
       The following table provides certain information with respect to the Company's deposits:

                                                                  September 30,
                                          -----------------------------------------------------------------
                                                    2000                                    1999
                                          ------------------------               --------------------------
                                                                 ($ in thousands)
                                                              % of                                     % of
                                          Balances           Total               Balances             Total
                                          --------           -----               --------            -----
Domestic
  Demand                                  $296,696            36.6%              $276,163             35.5%
  NOW                                       69,587             8.6                 77,793             10.0
  Savings                                   23,151             2.9                 25 834              3.3
  Money Market                             146,284            18.1                167,593             21.4
  Time deposits                            270,852            33.4                228,476             29.4
                                          --------           -----               --------            -----

       Total domestic deposits             806,570            99.6                775,859             99.6
Foreign
  Time deposits                              2,895             0.4                  2,780              0.4
                                          --------           -----               --------            -----

       Total deposits                     $809,465           100.0%              $778,639            100.0%
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

CAPITAL
The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 24. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies, among other things, to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At September 30, 2000, the Company and the bank exceeded the requirements for "well capitalized" institutions.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Three Months Ended September 30,

                             (dollars in thousands)


                                                           2000                                         1999
                                            ----------------------------------------    ------------------------------------------
                                              Average                      Average        Average                         Average
ASSETS                                        Balance        Interest       Rate          Balance          Interest        Rate
                                            -------------  -------------  ----------    -------------   --------------  ----------
Interest-bearing deposits
  with other banks                          $      1,623   $         26        5.54 %   $      6,674    $          76        6.57 %
Investment securities:
  Available for sale                             121,864          2,052        6.60          118,135            1,823        6.12
  Held to maturity                               298,217          5,125        6.87          258,472            4,182        6.47
  Tax-exempt  [2]                                 32,962            608        7.34           24,360              432        7.04
Federal funds sold                                   620             10        6.49            1,707               23        5.31
Loans, net of unearned discounts
  Domestic  [3]                                  639,444         17,486       11.47          565,630           14,129       10.53
  Foreign                                            777             15        7.70              785               12        5.96
                                            -------------  -------------                -------------   --------------

TOTAL INTEREST-EARNING ASSETS                  1,095,507         25,322        9.44 %        975,763           20,677        8.75 %
                                                           -------------  ==========                    --------------  ==========

Cash and due from banks                           38,755                                      31,705
Allowance for credit losses                      (12,310)                                    (10,312)
Goodwill                                          21,158                                      21,158
Other assets                                      23,319                                      19,033
                                            -------------                               -------------

              TOTAL ASSETS                  $  1,166,429                                $  1,037,347
                                            =============                               =============

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                  $     24,466            147        2.39 %   $     24,772              147        2.35 %
   NOW                                            69,143            460        2.65           71,892              443        2.45
   Money market                                  151,735          1,195        3.13          163,016            1,315        3.20
   Time                                          277,705          3,833        5.49          199,770            2,387        4.74
  Foreign
   Time                                            2,844             33        4.67            2,780               30        4.25
                                            -------------  -------------                -------------   --------------
Total interest-bearing deposits                  525,893          5,668        4.29          462,230            4,322        3.71
                                            -------------  -------------                -------------   --------------

Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                      169,175          2,589        6.09          115,801            1,432        4.91
  Commercial paper                                27,823            372        5.32           35,440              423        4.73
  Other short-term debt                           11,803            308        5.34            5,388              220        5.08
  Long-term debt                                  10,700            107        5.19           36,376              482        5.30
                                            -------------  -------------                -------------   --------------
            Total borrowings                     219,501          3,376        5.91          193,005            2,557        4.95
                                            -------------  -------------                -------------   --------------

TOTAL INTEREST-BEARING LIABILITIES               745,394          9,044        4.76 %        655,235            6,879        4.08 %
                                                           -------------  ==========                    --------------  ==========

Noninterest-bearing deposits                     253,331                                     227,460
Other liabilities                                 59,217                                      53,087
                                            -------------                               -------------
           Total liabilities                   1,057,942                                     935,782

Shareholders' equity                             108,487                                     101,565
                                            -------------                               -------------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY              $  1,166,429                                $  1,037,347
                                            =============                               =============

Net interest income/spread                                       16,278        4.68 %                          13,798        4.67 %
                                                                          ==========                                    ==========

Net yield on interest-earning
  assets (margin)                                                              6.05 %                                        5.84 %
                                                                          ==========                                    ==========

Less: Tax equivalent adjustment                                     252                                           177
                                                           -------------                                --------------

Net interest income                                        $     16,026                                 $      13,621
                                                           =============                                ==============


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 1999 amounts to conform to current presentation.
[2]    Interest on tax-exempt securities is presented on a tax equivalent basis.
[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                         Nine Months Ended September 30,

                             (dollars in thousands)


                                                           2000                                         1999
                                            ----------------------------------------    ------------------------------------
                                              Average                     Average         Average                    Average
ASSETS                                        Balance       Interest       Rate           Balance       Interest      Rate
                                            -------------  ------------ ------------    -------------   ----------  --------
Interest-bearing deposits
  with other banks                          $      2,191   $        85         4.97 %   $      7,536    $     150      4.91 %
Investment securities:
  Available for sale                             125,247         6,227         6.59          116,055        5,331      6.14
  Held to maturity                               300,951        15,488         6.86          219,993       10,208      6.19
  Tax-exempt  [2]                                 31,504         1,733         7.35           22,686        1,204      7.10
Federal funds sold                                 4,471           189         5.56            8,330          296      4.68
Loans, net of unearned discounts
  Domestic  [3]                                  619,658        49,259        11.32          542,044       40,680     10.73
  Foreign                                            781            43         7.38              786           36      6.07
                                            -------------  ------------                 -------------   ----------

TOTAL INTEREST-EARNING ASSETS                  1,084,803        73,024         9.29 %        917,430       57,905      8.81 %
                                                           ------------ ============                    ----------  ========

Cash and due from banks                           37,713                                      36,018
Allowance for credit losses                      (11,972)                                    (10,479)
Goodwill                                          21,158                                      21,158
Other assets                                      22,646                                      19,373
                                            -------------                               -------------

              TOTAL ASSETS                  $  1,154,348                                $    983,500
                                            =============                               =============

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                  $     24,317           432         2.37 %   $     24,544          431      2.35 %
   NOW                                            70,245         1,335         2.54           68,039        1,252      2.46
   Money market                                  157,899         3,732         3.16          144,581        3,142      2.91
   Time                                          286,981        11,521         5.36          184,647        6,383      4.62
  Foreign
   Time                                            2,835            96         4.51            2,755           93      4.50
                                            -------------  ------------                 -------------   ----------
Total interest-bearing deposits                  542,277        17,116         4.22          424,566       11,301      3.56
                                            -------------  ------------                 -------------   ----------

Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                      142,888         6,207         5.80           95,824        3,460      4.83
  Commercial paper                                28,769         1,109         5.15           38,395        1,356      4.72
  Other short-term debt                           10,450           870         5.38            4,264          573      5.07
  Long-term debt                                  12,498           410         5.39           39,556        1,527      5.15
                                            -------------  ------------                 -------------   ----------
            Total borrowings                     194,605         8,596         5.66          178,039        6,916      4.88
                                            -------------  ------------                 -------------   ----------

TOTAL INTEREST-BEARING LIABILITIES               736,882        25,712         4.60 %        602,605       18,217      3.95 %
                                                           ------------ ============                    ----------  ========

Noninterest-bearing deposits                     252,500                                     233,153
Other liabilities                                 59,085                                      45,746
                                            -------------                               -------------
           Total liabilities                   1,048,467                                     881,504

Shareholders' equity                             105,881                                     101,996
                                            -------------                               -------------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY              $  1,154,348                                $    983,500
                                            =============                               =============

Net interest income/spread                                      47,312         4.69 %                      39,688      4.86 %
                                                                        ============                                ========

Net yield on interest-earning
  assets (margin)                                                              6.02 %                                  6.06 %
                                                                        ============                                ========

Less: Tax equivalent adjustment                                    713                                        494
                                                           ------------                                 ----------

Net interest income                                        $    46,599                                  $  39,194
                                                           ============                                 ==========


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 1999 amounts to conform to current presentation.
[2]    Interest on tax-exempt securities is presented on a tax equivalent basis.
[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                       STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)


                                                                                 Increase/(Decrease)
                                                                                 From Three Months Ended
                                                                    September 30, 2000 to September 30, 1999
                                                                -------------------------------------------------

                                                                   Volume            Rate            Net [2]
                                                                --------------   --------------   ---------------
INTEREST INCOME
Interest-bearing deposits with other banks                      $         (42)   $          (8)   $          (50)
                                                                --------------   --------------   ---------------
Investment securities
  Available for sale                                                       66              163               229
  Held to maturity                                                        672              271               943
  Tax-exempt                                                              157               19               176
                                                                --------------   --------------   ---------------
      Total investment securities                                         895              453             1,348
                                                                --------------   --------------   ---------------

Federal funds sold                                                        (17)               4               (13)
                                                                --------------   --------------   ---------------

Loans, net of unearned discounts
  Domestic [3]                                                          1,993            1,364             3,357
  Foreign                                                                   -                3                 3
                                                                --------------   --------------   ---------------
      Total loans, net of unearned discount                             1,993            1,367             3,360
                                                                --------------   --------------   ---------------

TOTAL INTEREST INCOME                                           $       2,829    $       1,816    $        4,645
                                                                ==============   ==============   ===============


INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                                     $          (2)   $           2    $            -
    NOW                                                                   (18)              35                17
    Money market                                                          (91)             (29)             (120)
    Time                                                                1,028              418             1,446
  Foreign
    Time                                                                    1                2                 3
                                                                --------------   --------------   ---------------
      Total interest-bearing deposits                                     918              428             1,346
                                                                --------------   --------------   ---------------

Borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                                        761              396             1,157
  Commercial paper                                                        (99)              48               (51)
  Other short-term debt                                                    84                4                88
  Long-term debt                                                         (364)             (11)             (375)
                                                                --------------   --------------   ---------------
      Total borrowings                                                    382              437               819
                                                                --------------   --------------   ---------------

TOTAL INTEREST EXPENSE                                          $       1,300    $         865    $        2,165
                                                                ==============   ==============   ===============

NET INTEREST INCOME                                             $       1,529    $         951    $        2,480
                                                                ==============   ==============   ===============


[1]    The above table is presented on a tax equivalent basis.
[2] The change in interest income and interest expense due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each. The effect of the extra day in 2000 has been included in the change in volume.
[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)


                                                                                 Increase/(Decrease)
                                                                               From Nine Months Ended
                                                                     September 30, 2000 to September 30, 1999
                                                                -------------------------------------------------

                                                                    Volume           Rate            Net [2]
                                                                --------------   --------------   ---------------
INTEREST INCOME
Interest-bearing deposits with other banks                      $         (70)   $           5    $          (65)
                                                                --------------   --------------   ---------------
Investment securities
  Available for sale                                                      494              402               896
  Held to maturity                                                      4,107            1,173             5,280
  Tax-exempt                                                              486               43               529
                                                                --------------   --------------   ---------------
      Total investment securities                                       5,087            1,618             6,705
                                                                --------------   --------------   ---------------

Federal funds sold                                                       (154)              47              (107)
                                                                --------------   --------------   ---------------

Loans, net of unearned discounts
  Domestic [3]                                                          6,314            2,265             8,579
  Foreign                                                                   -                7                 7
                                                                --------------   --------------   ---------------
      Total loans, net of unearned discount                             6,314            2,272             8,586
                                                                --------------   --------------   ---------------

TOTAL INTEREST INCOME                                           $      11,177    $       3,942    $       15,119
                                                                ==============   ==============   ===============


INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                                     $          (2)   $           3    $            1
    NOW                                                                    48               35                83
    Money market                                                          322              268               590
    Time                                                                4,003            1,135             5,138
  Foreign
    Time                                                                    3                -                 3
                                                                --------------   --------------   ---------------
      Total interest-bearing deposits                                   4,374            1,441             5,815
                                                                --------------   --------------   ---------------

Borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                                      1,962              785             2,747
  Commercial paper                                                       (359)             112              (247)
  Other short-term debt                                                   285               12               297
  Long-term debt                                                       (1,178)              61            (1,117)
                                                                --------------   --------------   ---------------
      Total borrowings                                                    710              970             1,680
                                                                --------------   --------------   ---------------

TOTAL INTEREST EXPENSE                                          $       5,084    $       2,411    $        7,495
                                                                ==============   ==============   ===============

NET INTEREST INCOME                                             $       6,093    $       1,531    $        7,624
                                                                ==============   ==============   ===============


[1]    The above table is presented on a tax equivalent basis.
[2] The change in interest income and interest expense due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each. The effect of the extra day in 2000 has been included in the change in volume.
[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios


Ratios and Minimums
(dollars in thousands)


                                                                               For Capital            To Be Well
                                                          Actual             Adequacy Minimum         Capitalized
                                                 -----------------------   -------------------   --------------------
As of September 30, 2000                            Amount      Ratio        Amount     Ratio      Amount     Ratio
------------------------------------------------ ------------ ----------   ----------  -------   ---------- ---------
Total Capital(to Risk Weighted Assets):
  The Company                                       $102,048      13.35  %   $61,166     8.00  %   $76,457     10.00  %
  The bank                                            87,050      11.84       58,808     8.00       73,510     10.00

Tier 1 Capital(to Risk Weighted Assets):
  The Company                                         92,458      12.09       30,583     4.00       45,874      6.00
  The bank                                            77,844      10.59       29,404     4.00       44,106      6.00

Tier 1 Leverage Capital(to Average Assets):
  The Company                                         92,458       8.07       45,811     4.00       57,264      5.00
  The bank                                            77,844       6.97       44,651     4.00       55,814      5.00



As of December 31, 1999
------------------------------------------------
Total Capital(to Risk Weighted Assets):
  The Company                                        $95,880      13.11  %   $58,488     8.00  %   $73,109     10.00  %
  The bank                                            74,694      10.79       55,402     8.00       69,252     10.00

Tier 1 Capital(to Risk Weighted Assets):
  The Company                                         86,717      11.86       29,244     4.00       43,868      6.00
  The bank                                            66,034       9.54       27,701     4.00       41,551      6.00

Tier 1 Leverage Capital(to Average Assets):
  The Company                                         86,717       7.75       44,729     4.00       55,911      5.00
  The bank                                            66,034       6.13       43,102     4.00       53,877      5.00

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

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Company's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices.
       Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its on- and off-balance sheet positions by examining its near-term sensitivity and its longer term gap position. In its management of interest rate risk, the Company utilizes several tools including traditional gap analysis and sophisticated income simulation models.
       A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest-rate sensitive assets exceed interest-rate sensitive liabilities generally will result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on an institution's net interest margin. The Company's gap analysis at September 30, 2000, is presented on page 28.
       The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. However, since the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates, the Company utilizes the gap analysis to complement its income simulation modeling, primarily focusing on the longer term structure of the balance sheet. The results of the income simulation analysis reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.
       As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors based on recommendations of the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis.
       The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. Interest rate floor contracts require the counterparty to pay the Company, at specified future dates, the amount, if any, by which the specified interest rate (3 month LIBOR) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes these financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements.
       At September 30, 2000, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $125 million consisting of a contract with a notional amount of $25 million and a final maturity of February 9, 2001, another contract with a notional amount of $25 million and a final maturity of May 1, 2001, another contract with a notional amount of $25 million and a final maturity of November 15, 2001 and two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At September 30, 2000, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.
       The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $476,000 which are amortized monthly against interest income from the designated assets. At September 30, 2000, the unamortized premiums on these contracts totaled $196,000 and are included in other assets. At September 30, 2000, there were no amounts receivable under these contracts.
       The Company utilizes income simulation models to complement its traditional gap analysis. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company's net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.
       The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 2000, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 1.36% ($901,000) increase in net interest income from an unchanged rate environment, while the impact of a 200 basis point decline in rates over the same period would approximate a 1.88% ($1,242,000) decline from an unchanged rate environment.

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


Liquidity Risk
Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed throughout the Company. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital market funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank have significant unused borrowing capacity. Contingency plans exist and could be implemented on a timely basis to minimize the impact of any dramatic change in market conditions.
       The parent company generates income from its own operations. Its cash requirements are supplemented from funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements.
       The bank can supply funds to the parent company and its nonbank subsidiaries subject to various legal restrictions. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits, as defined, for the current year to date combined with its retained net profits for the preceding two calendar years.
       At September 30, 2000, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $27,002,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $51,462,000 and back-up credit lines with banks of $24,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.
       While the past performance is no guarantee of the future, management currently believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

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


                                                                      Repricing Date
                                       -----------------------------------------------------------------------------
                                                    More than    More than                    Non
                                        3 months     3 months    1 Year to      Over         Rate
                                        or less     to 1 Year     5 years      5 years     Sensitive       Total
                                       ----------   ----------   ----------   ----------   ----------   ------------
ASSETS
  Interest-bearing deposits
    with other banks                   $   1,062    $       -    $       -    $       -    $       -    $     1,062
  Investment securities                   13,055        1,253       18,368      399,537        7,085        439,298
  Federal funds sold                           -            -            -            -            -              -
  Loans, net of unearned
    discounts                                                                                                     -
      Commercial and industrial          477,014        3,116        2,029          138         (540)       481,757
      Lease financing                     29,638        3,373       64,750        1,702      (12,192)        87,271
      Real estate                         38,852        3,056       29,622       48,823          (83)       120,270
      Installment                          2,886        1,848        2,824        1,107          (88)         8,577
      Loans to depository                                                             -
       institutions                       20,000            -            -            -            -         20,000
      Foreign government and
       official institutions                 777            -            -            -            -            777
  Noninterest-earning
    assets and allowance
    for credit losses                          -            -            -            -       75,235         75,235
                                       ----------   ----------   ----------   ----------   ----------   ------------

      Total Assets                       583,284       12,646      117,593      451,307       69,417      1,234,247
                                       ----------   ----------   ----------   ----------   ----------   ------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings  [1]                               -            -       23,151            -            -         23,151
    NOW  [1]                                   -            -       69,587            -            -         69,587
    Money market  [1]                    117,395            -       28,889            -            -        146,284
    Time - domestic                      159,795       84,736       26,317            4            -        270,852
         - foreign                         1,100        1,795            -            -            -          2,895
  Federal funds purchased &
    securities sold u/a/r                171,825       16,958            -            -            -        188,783
  Commercial paper                        27,002            -            -            -            -         27,002
  Other short-term borrowings             19,516          350            -            -            -         19,866
  Long-term borrowings - FHLB             10,000            -          700            -            -         10,700
  Noninterest-bearing liabilities
   and shareholders' equity                    -            -            -            -      475,127        475,127
                                       ----------   ----------   ----------   ----------   ----------   ------------

      Total Liabilities and
        Shareholders' Equity             506,633      103,839      148,644            4      475,127      1,234,247
                                       ----------   ----------   ----------   ----------   ----------   ------------

  Net Interest Rate
    Sensitivity Gap                    $  76,651    $ (91,193)   $ (31,051)   $ 451,303    $(405,710)   $         -
                                       ==========   ==========   ==========   ==========   ==========   ============

  Cumulative Gap
    September 30, 2000                 $  76,651    $ (14,542)   $ (45,593)   $ 405,710    $       -    $         -
                                       ==========   ==========   ==========   ==========   ==========   ============

  Cumulative Gap
    September 30, 1999                 $  92,523    $ (31,205)   $ (67,939)   $ 365,170    $       -    $         -
                                       ==========   ==========   ==========   ==========   ==========   ============

  Cumulative Gap
    December 31, 1999                  $  32,513    $ (82,261)   $ (65,726)   $ 389,893    $       -    $         -
                                       ==========   ==========   ==========   ==========   ==========   ============


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


         STERLING BANCORP

         .............................

              (Registrant)




         Date       11/13/00                    /s/  Louis J. Cappelli
             --------------------------              ---------------------------
                                                     Louis J. Cappelli
                                                     Chairman and
                                                     Chief Executive Officer



         Date       11/13/00                    /s/  John W. Tietjen
             --------------------------              ---------------------------
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