Form 10-K
period 2000-12-31
STERLING BANCORP
filed 2001-03-30
CIK 93451

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000         Commission File No. 1-5273-1

                             ----------------------

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



                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                  ON WHICH REGISTERED
      -------------------                                 ---------------------
Common Shares, $1 par value                              New York Stock Exchange
Preferred Stock Purchase Rights                          New York Stock Exchange

                             ----------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  On March 13, 2001 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $175,616,057.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 9,106,325 SHARES WERE OUTSTANDING AT MARCH 13, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (1) Specified portions of the Sterling Bancorp 2000 Annual Report are incorporated by reference in Parts I and II.

  (2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 13, 2001 are incorporated by reference in Part III.


================================================================================

                                STERLING BANCORP


                                    FORM 10-K


                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                     PART I

Item  1.    BUSINESS...........................................           I- 1

Item  2.    PROPERTIES.........................................           I- 9

Item  3.    LEGAL PROCEEDINGS..................................           I- 9

Item  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS........................................          I- 9

                                     PART II

Item  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS....................          II-1

Item  6.    SELECTED FINANCIAL DATA............................           II-1

Item  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K........................          IV-1


SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     PART I

ITEM 1. BUSINESS
                                     GENERAL

Sterling Bancorp ("the parent company" or "the Registrant") is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956 ("the BHCA"), as amended. Throughout the report, the terms "the Company" or "Sterling" refers to Sterling Bancorp and its subsidiaries. Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company has operations in metropolitan New York and Washington, DC areas, as well as Virginia and other mid-Atlantic territories and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank") -- its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation ("finance subsidiary"). Sterling National Mortgage Company, Inc. ("SNMC"), Sterling National Servicing, Inc. ("SNS-Virginia"), Sterling Factors Corporation ("Factors") and Sterling Holding Company of Virginia, Inc. are wholly owned subsidiaries of the bank. Until 1998, Factors was a finance subsidiary of the Registrant. Sterling Holding Company of Virginia, Inc. was formed as of December 21, 1998 and owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc. which was formed as of March 1, 1997. Segment information appearing in Note 20 beginning on page 37 of the 2000 Annual Report is incorporated by reference herein.


                           GOVERNMENT MONETARY POLICY

The Company is affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System. An important element of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve have in the past had a significant effect on operations of financial institutions, including the bank, and will continue to do so in the future. Changing conditions in the national economy and in the money markets make it difficult to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Company. Foreign activities of the Company are not considered to be material.


                                   COMPETITION

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions.


The bank
--------
Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains six offices in New York City (three branches and an International Banking Facility in Manhattan and two branches in Queens). The executive office is located at 430 Park Avenue, New York, New York. There are regional representatives located in Richmond, Virginia.

      The bank provides a full range of banking services to businesses and individuals including checking, savings and money market accounts, certificates of deposit, business loans, personal and installment loans, VISA/MASTERCARD, safe deposit and night depository facilities. Business lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies, as well as government and non-profit agencies. Loan facilities available to these customers include short-term revolving credit arrangements, term loans, letters of credit, accounts receivable management services, asset-based financing, equipment financing, real estate and mortgage loans, leasing and lock box services.
      Through its international division and International Banking Facility, the bank offers financial services to its customers and correspondents in the world's major financial centers. These services consist of financing import and export transactions, issuance of letters of credit and creation of bankers acceptances. In addition to its direct worldwide correspondent banking relationships, active bank account relationships are maintained with leading foreign banking institutions in major financial centers.
      The bank's trust division provides a variety of fiduciary, investment management, advisory and corporate agency services to individuals, corporations and foundations. The bank acts as trustee for pension, profit-sharing and other employee benefit plans and personal trusts and estates. For corporations, the bank acts as trustee, transfer agent, registrar and in other corporate agency capacities.
      Factors provides accounts receivable management services. Factors purchases clients' accounts receivable, assumes credit risk on approved orders and handles credit and collection details and bookkeeping requirements. Income for these services is derived from commissions charged for receivables serviced and interest charged on advances to the client. For these services, Factors receives a portion of factoring commissions paid by the clients plus a portion of interest charged on advances. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries.
      Sterling's mortgage banking and brokerage business is conducted through SNMC offices located principally in New York and Virginia. SNMC originates conforming residential mortgage loans, for resale, throughout the tri-state metropolitan area as well as in Virginia and other mid-Atlantic states. SNMC also originates non-conforming residential mortgage loans, for its own portfolio and for resale, principally in Virginia.
      There are no industry concentrations exceeding 10% of loans, gross in the commercial and industrial loan portfolio. Approximately 74% of the bank's loans are to borrowers located in the metropolitan New York area.
      The composition of income from the operations of the bank and its subsidiaries for the years ended: [1] December 31, 2000 included interest and fees on commercial and other loans (54%), interest and dividends on investment securities (27%) and other (19%); [2] December 31, 1999 included interest and fees on commercial and other loans (53%), interest and dividends on investment securities (26%), and other (21%); [3] December 31, 1998 included interest and fees on commercial and other loans (54%), interest and dividends on investment securities (25%), and other (21%).
      At December 31, 2000, the bank and its subsidiaries had 365 employees, consisting of 129 officers and 236 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

       Parent Company and Finance Subsidiaries
       ---------------------------------------

       The parent company, through its division--Sterling Financial Services Company ("Sterling Financial"), makes loans that are secured by personal property, accounts receivable or other collateral; occasionally unsecured advances are provided to its customers.
       Sterling Financial engages in asset-based lending with independent dealers who market products, such as housewares, appliances, automobiles, and educational material to consumers on an installment basis with repayment terms between 12 and 48 months. Sterling Financial administers these installment contracts for the dealer, providing billing, payment processing and other bookkeeping services. Advances are made to each dealer of generally up to 80% of the discounted aggregate value of the dealer's installment contracts.
      The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its finance subsidiaries for the years ended: [1] December 31, 2000 included interest and fees on loans (42%), dividends, interest and service fees (55%) and other (3%); [2] December 31, 1999 included interest and fees on loans (47%), dividends, interest and service fees (52%), and other (1%); [3] December 31, 1998 included interest and fees on loans (71%), dividends, interest and service fees (28%), and other (1%). For the year ended December 31, 1998, Factors was a finance subsidiary, and the results of its operations were included in the foregoing and in all financial statements relating to that year.
      At December 31, 2000, the parent company employed 28 persons consisting of 7 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.


                           SUPERVISION AND REGULATION


General
-------
The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, as opposed to the shareholders of the parent company. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the bank. It is intended only to briefly summarize some material provisions.


Bank Holding Company Regulation
-------------------------------
Sterling Bancorp is a bank holding company and a financial holding company under the BHCA, as amended, and is subject to supervision, examination and reporting requirements of the Board of Governors of The Federal Reserve System ("FRB").
      The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than banking or managing or controlling banks or furnishing services to or performing services for their subsidiaries. The BHCA also authorizes the Federal Reserve Board to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      The Federal Reserve Board has ruled that a number of activities come within this standard while finding that several activities do not. As discussed below under "Recent Legislative Developments", the BHCA was amended by the Gramm-Leach- Bliley Act of 1999 to permit a broader range of activities for bank holding companies that qualify as "financial holding companies".
      As a national bank, the bank is principally subject to supervision, examination and reporting requirements of the Office of the Comptroller of the Currency ("OCC"), as well as the Federal Deposit Insurance Corporation ("FDIC"). Insured banks, including the bank, are subject to extensive regulation of many aspects of their business. These regulations, among other things, relate to: (a) the nature and amount of loans that may be made by the bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; and (e) reserve requirements.
      Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York.


Payment of Dividends and Transactions with Affiliates
-----------------------------------------------------
Various legal restrictions limit the extent to which the bank can fund its parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. In addition, there are restrictions on the amount of loans that the bank can make to each of its non-bank affiliates and to all of its non-bank affiliates in the aggregate, a requirement that such loans be collateralized, and a requirement that transactions between a bank and its non-bank affiliates be on an arm's length basis.


Capital Adequacy
----------------
The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio, (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures and establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Among other matters, FDICIA establishes five capital categories of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Such classifications are used by regulatory agencies to determine, in part, a bank's deposit insurance premium, and to consider applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Banks that are not adequately capitalized are subject to significant restrictions and requirements that increase as capital levels deteriorate and may not accept brokered deposits.

      Under the provisions of FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 2000, the capital ratios for the Company and the bank exceeded the requirements for "well capitalized" institutions.
      The table presenting capital and ratios for the Company and the bank as of December 31, 2000 and 1999 appears in Note 19 beginning on page 37 of the Company's 2000 Annual Report and is incorporated by reference herein.


Support of the bank
-------------------
The Federal Reserve Board has stated that a bank holding company should serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times when, absent such regulations, the bank holding company might not otherwise provide such support.


FDIC Insurance
--------------
Under the FDIC's risk related insurance assessment system, insured depository institutions may be required to pay annual assessments to the FDIC with the level of assessment being based on the institution's risk classification. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory groups. The three supervisory groups are Group "A"- financially solid institutions with only a few minor weaknesses, Group "B"- institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund and Group "C"- institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. In addition, the bank will be required to make payments for the servicing of obligations of the Financing Corporation (FICO) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

      Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.
      In addition, the Federal Deposit Insurance Act provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC insured depository institution or in connection with any assistance provided by the FDIC to a commonly controlled institution "in danger of default" (as defined).
      In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is generally required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or creditors other than depositors. The Omnibus Budget Reconciliation Act of 1993 provided for a domestic depositor preference upon liquidation or dissolution of an insured bank.


Safety and Soundness Standards
------------------------------
Federal banking agencies promulgate safety and soundness standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies; (ii) effective risk management; (iii) timely and accurate financial, operations, and regulatory reporting; (iv) safeguarding and managing assets; and (v) compliance with applicable laws and regulations. The standards also include requirements that: (i) those performing internal audits be qualified and independent; (ii) internal controls and information systems be tested and reviewed; (iii) corrective actions be adequately documented; and (iv) that results of an audit be made available for review of management actions.


Recent Legislative Development
------------------------------
On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:
o allows bank holding companies, the depository institution subsidiaries of which meet management, capital and CRA standards, to engage in a substantially broader range of nonbanking financial activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial companies;
o allows insurers and other financial services companies to acquire banks;
o removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
         In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository subsidiaries must be and remain well-capitalized and well-managed and have received at least a satisfactory CRA rating and (2) it must file a declaration with the Board of Governors of the Federal Reserve System that it elects to be a "financial holding company".
         Pursuant to an election made under the Gramm-Leach-Bliley Act, the parent company has been designated as a financial holding company.

                  SELECTED CONSOLIDATED STATISTICAL INFORMATION


  I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 57, 58, and 59 of the Company's 2000 Annual Report is incorporated by reference herein.


 II.  Investment Portfolio

A summary of the Company's investment securities by type with related carrying values at the end of each of the most recent three fiscal years appears on page 47 of the Company's 2000 Annual Report and is incorporated herein by reference. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the Company's 2000 Annual Report on pages 23 and 24 and is incorporated by reference herein. The average yield by maturity range is not available.



III.  Loan Portfolio

A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the most recent five fiscal years appears on page 48 of the Company's 2000 Annual Report and is incorporated herein by reference.
   A table setting forth the maturities and sensitivity to changes in interest rates of the Company's commercial and industrial and foreign loans at December 31, 2000 appears on page 48 of the Company's 2000 Annual Report and is incorporated herein by reference.
   It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the Company's 2000 Annual Report beginning on page 47 under the caption "Loan Portfolio", page 25 in Note 5 and on page 20 in Note 1 under the caption "Loans" is incorporated by reference herein.
   A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years appears on page 49 of the Company's 2000 Annual Report and is incorporated herein by reference; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

 IV. Summary of Loan Loss Experience

      The information appearing in the Company's 2000 Annual Report beginning on page 25 in Note 6 and beginning on page 48 under the caption "Asset Quality" is incorporated by reference herein. A table setting forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years appears on page 50 of the Company's 2000 Annual Report and is incorporated herein by reference. The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2000. Net losses within the loan portfolio are not , however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2000.
      To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, a table presenting the Company's allocation of the allowance appears on page 51 of the Company's 2000 Annual Report and is incorporated herein by reference. This allocation is based on estimates by management that may vary based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the Company's 2000 Annual Report beginning on page 48 under the caption "Asset Quality" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in a loan category.


  V. Deposits

Average deposits and average rates paid for each of the most recent three years is presented in the Company's 2000 Annual Report on page 57 and is incorporated by reference herein.
        Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the Company's 2000 Annual Report on page 26 in Note 7 and is incorporated by reference herein.
        The table providing selected information with respect to the Company's deposits for each of the most recent three fiscal years appears on page 51 of the Company's 2000 Annual Report and is incorporated by reference herein.
        Interest expense for the most recent three fiscal years is presented in
Note 7 on page 26 of the Company's 2000 Annual Report and is incorporated by reference herein.

VI. Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years is presented in the Company's 2000 Annual Report on page 45 under the caption "Selected Financial Data" and is incorporated by reference herein.

VII. Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the Company's 2000 Annual Report on page 27 in Note 8 and is incorporated by reference herein.


ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 430 Park Avenue, New York, N.Y. consisting of approximately 15,000 square feet. The lease for these premises expires June 29, 2001. Rental commitments to the expiration date approximate $202,000. Certain finance subsidiaries maintain offices in Great Neck, New York and Richmond, Virginia.
      In addition to the principal offices, the bank maintains operating leases for four branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau and Suffolk counties (New York), in Mercer County (New Jersey) and in Richmond and Virginia Beach (Virginia) with an aggregate of approximately 134,200 square feet. The annual office rental commitments for these premises approximates $1,940,000. The leases have expiration dates ranging from 2001 through 2015 with varying renewal options. The bank owns (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.


ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information beginning on page 12 of the Sterling Bancorp Proxy Statement dated March 13, 2001 under the captions "APPROVAL OF STOCK INCENTIVE PLAN AMENDMENT" and beginning on page 16 under the caption "APPROVAL OF THE STERLING BANCORP KEY EXECUTIVE INCENTIVE BONUS PLAN" is incorporated by reference herein.

                                     PART II


         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The information appearing on page 54 of the Sterling Bancorp 2000 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein.



         ITEM 6. SELECTED FINANCIAL DATA


         The information appearing on page 45 of the 2000 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.



         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information appearing on pages 45 - 59 of the 2000 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated by reference herein. Supplementary data appearing on page 43 in Note 23 of the 2000 Annual Report is incorporated by reference herein.


         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK


         The information appearing on pages 52 - 54 of the 2000 Annual Report under the caption "ASSET/LIABILITY MANAGEMENT" is incorporated by reference herein.


         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The Company's consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 and the statements of condition of Sterling National Bank as of December 31, 2000 and 1999, notes thereto and Independent Auditors' Report thereon appearing on pages 14 - 44 of the 2000 Annual Report, are incorporated by reference herein.


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 13, 2001 under the caption "ELECTION OF DIRECTORS" and beginning on page 10 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" are incorporated by reference herein.

         Executive Officers - This information is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K:

                                                                         Held
                                                                       Executive
                                                                         Office
         Name of Executive           Title                        Age    Since
         -----------------   -------------------                 ----  ---------
         Louis J. Cappelli   Chairman of the Board and
                               Chief Executive Officer,
                                Director                           70     1967
         John C. Millman     President, Director                   58     1986
         Jerrold Gilbert     Executive Vice President and
                                General Counsel                    64     1974
         John W. Tietjen     Executive Vice President, Treasurer
                               and Chief Financial Officer         56     1989
         John A. Aloisio     Senior Vice President                 58     1992

         All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

         ITEM 11. EXECUTIVE COMPENSATION

         The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 13, 2001 under the caption " Executive Compensation and Related Matters" and on page 10 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT

         The information beginning on page 10 of the Sterling Bancorp Proxy Statement dated March 13, 2001 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing on page 10 of the Sterling Bancorp Proxy Statement dated March 13, 2001 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.










                                      III-1

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The documents filed as a part of this report are listed below:

        1.  Financial Statements

               Annual Report to security holders, Sterling Bancorp 2000 Annual Report (This document is filed only to the extent of pages 14 through 59 which are incorporated by reference herein).

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

               10   (i) Employment Agreements, dated as of February 19, 1993
                        (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to
                        the Registrant's Form 10-K for the fiscal year ended
                        December 31, 1992 and incorporated by reference herein).
                                 (a) For Louis J. Cappelli
                                 (b) For John C. Millman
                   (ii) Amendments to Employment Agreements dated February 14,
                        1995 (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b),
                        respectively, to the Registrant's Form 10-K for the
                        fiscal year ended December 31, 1994 and incorporated by
                        reference herein).
                                 (a) For Louis J. Cappelli
                                 (b) For John C. Millman
                  (iii) Amendments to Employment Agreements dated February 8,
                        1997 (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b),
                        respectively, to the Registrant's Form 10-K for the
                        fiscal year ended December 31, 1995 and incorporated by
                        reference herein).
                                 (a) For Louis J. Cappelli
                                 (b) For John C. Millman
                   (iv) Amendments to Employment Agreements dated February 28,
                        1998 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b),
                        respectively, to the Registrant's Form 10-K for the
                        fiscal year ended December 31, 1997 and incorporated by
                        reference herein).
                                 (a) For Louis J. Cappelli
                                 (b) For John C. Millman
                    (v) Amendments to Employment Agreements dated February 19,
                        1999 (Filed as Exhibits 3.10(v)(a) and 3.10(v)(b),
                        respectively, to the Registrant's Form 10-K for the
                        fiscal year ended December 31, 1998 and incorporated by
                        reference herein).
                                 (a) For Louis J. Cappelli
                                 (b) For John C. Millman
                   (vi) Amendments to Employment Agreements dated May 22,
                        1999(Filed as Exhibits 10(i)(a) and 10(i)(b),
                        respectively, to the Registrant's Form 10-Q for the six
                        months ended June 30, 1999 and incorporated by reference
                        herein).
                  (vii) Form of change of Control Severance agreement entered in on May 21, 1999 between the Registrant and each of six
                        executives (Filed as Exhibit 10(ii) to the Registrant's
                        Form 10-Q for the six months ended June 30, 1999 and
                        incorporated by reference herein).
                 (viii) Amendments to Employment Agreements dated March 9, 1999
                        (Filed as Exhibits 3.10(viii)(a) and 3.10(viii)(b),
                        respectively, to the Registrant's Form 10-K for the
                        fiscal year ended December 31, 1998 and incorporated by
                        reference herein).
                                 (a) For Louis J. Cappelli
                                 (b) For John C. Millman
                   (ix) Amendments to Employment Agreements dated February 24,
                        2000 (Filed as Exhibits 3.10(ix)(a) and 3.10(ix)(b),
                        respectively, to the Registrant's Form 10-K for the
                        fiscal year ended December 31, 1999 and incorporated by
                        reference herein).
                    (x) Amendments to Employment Agreements dated February 26,
                        2001
                                 (a) For Louis J. Cappelli
                                 (b) For John C. Millman
               11       Statement re: Computation of Per Share Earnings.
               13       Annual Report to security holders, Sterling Bancorp 2000
                        Annual Report (This document is filed only to the extent
                        of pages 14 through 59, which are incorporated by
                        reference herein).
               21       Subsidiaries of the Registrant.
               23       Consent of KPMG LLP Independent Certified Public
                        Accountants.


(b)Reports on Form 8-K:

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



                                STERLING BANCORP




                       /s/       Louis J. Cappelli
                          -----------------------------
                           Louis J. Cappelli, Chairman
                          (Principal Executive Officer)

                                 March 30, 2001
                          -----------------------------
                                      Date


                       /s/       John W. Tietjen
                          -----------------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                 March 30, 2001
                          -----------------------------
                                      Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 30, 2001     /s/       Louis J. Cappelli                Director
--------------        ------------------------------    -----------------------
    (Date)                    (Signature)                       (Title)

March 30, 2001     /s/       John C. Millman                  Director
--------------        ------------------------------   ------------------------
    (Date)                    (Signature)                       (Title)

March 30, 2001     /s/     Henry J. Humphreys                 Director
--------------        ------------------------------   ------------------------
    (Date)                    (Signature)                       (Title)

March 30, 2001     /s/     Walter Feldesman                   Director
--------------        ------------------------------   ------------------------
    (Date)                    (Signature)                       (Title)

March 30, 2001     /s/       Robert Abrams                    Director
--------------        ------------------------------   ------------------------
    (Date)                    (Signature)                       (Title)

March 30, 2001     /s/      Lillian Berkman                   Director
--------------        ------------------------------   ------------------------
    (Date)                    (Signature)                       (Title)

                                       EXHIBIT INDEX

Exhibit
Number
-------
3  (i)(A)             Amended and Restated Certificate of Incorporation filed
                      with the State of New York, Department of State, August
                      14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K
                      for the fiscal year ended December 31, 1986 and
                      incorporated by reference herein).
    (i)(B)            Certificate of Amendment of The Certificate of
                      Incorporation filed with the State of New York Department
                      of State, June 13, 1988 (Filed as Exhibit 3.5 to
                      Registrant's Form 10-K for the fiscal year ended December
                      31, 1988 and incorporated by reference herein).
    (i)(C)            Certificate of Amendment of The Certificate of
                      Incorporation filed with the State of New York Department
                      of State, March 5, 1993 (Filed as Exhibit 4.1 to
                      Registrant's Form 8-K dated March 5, 1993 and incorporated by reference herein).
    (ii)(A)           By-Laws as in effect on March 15, 1993 (Filed as Exhibit
                      3.3 to the Registrant's Form 10-K for the fiscal year
                      ended December 31, 1992 and incorporated by reference
                      herein).
    (ii)(B)           Amendments to By-Laws adopted May 21, 1999 (Filed as
                      Exhibit 3 to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).
4       (a)           Indenture relating to floating interest rate convertible
                      subordinated debentures, 4th series, due November 1, 1999
                      (Filed as Exhibit 4(a) to Registrant's Registration
                      Statement 33-23877 and incorporated by reference herein).
        (b)           Indenture dated as of August 1, 1995 relating to floating
                      interest rate convertible subordinated debentures, series
                      V, due July 1, 2001 (Filed as Exhibit T3C to Registrant's
                      Application for Qualification of Indenture No. 022-22183
                      and incorporated by reference herein).
10     (i)            Employment Agreements, dated as of February 19, 1993
                      (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December
                      31, 1992 and incorporated by reference herein).
                        (a) For Louis J. Cappelli
                        (b) For John C. Millman
      (ii)            Amendments to Employment Agreements dated February 14,
                      1995 (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein).
                        (a) For Louis J. Cappelli
                        (b) For John C. Millman
     (iii)            Amendments to Employment Agreements dated February 8, 1997
                      (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b), respectively to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).
                        (a) For Louis J. Cappelli
                        (b) For John C. Millman

    (iv)              Amendments to Employment Agreements dated February 28,
                      1998 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b),
                      respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein).
                        (a) For Louis J. Cappelli
                        (b) For John C. Millman
    (v)               Amendments to Employment Agreements dated February 19,
                      1999 (Filed as Exhibits 3.10(v)(a) and 3.10(v)(b),
                      respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).
                        (a) For Louis J. Cappelli
                        (b) For John C. Millman
    (vi)              Amendments to Employment Agreements dated May 22, 1999
                      (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the six months ended June
                      30, 1999 and incorporated by reference herein).
    (vii)             Form of change of Control Severance agreement entered in
                      on May 21, 1999 between the Registrant and each of six
                      executives (Filed as Exhibit 10(ii) to the Registrant's
                      Form 10-Q for the six months ended June 30, 1999 and
                      incorporated by reference herein).
    (viii)            Amendments to Employment Agreements dated March 9, 1999
                      (Filed as Exhibits 10(viii)(a) and 10(viii)(b),
                      respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).
                        (a) For Louis J. Cappelli
                        (b) For John C. Millman
    (ix)              Amendments to Employment Agreements dated February 24,
                      2000 (Filed as Exhibits 3.10(ix)(a) and 3.10(ix)(b),
                      respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).
    (x)               Amendments to Employment Agreements dated February 26,
                      2001
                        (a) For Louis J. Cappelli
                        (b) For John C. Millman
11                    Statement re: Computation of Per Share Earnings.
13                    Annual Report to security holders, Sterling Bancorp 2000
                      Annual Report (This document is filed only to the extent
                      of pages 14 through 59, which are incorporated by
                      reference herein).
21                    Subsidiaries of the Registrant.
23                    Consent of KPMG LLP Independent Certified Public
                      Accountants.