Form 10-Q
period 2001-03-31
STERLING BANCORP
filed 2001-05-15
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        March 31, 2001
                                      --------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from          to
                               --------    --------


Commission File Number:        1-5273-1
                         --------------------


                                Sterling Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       New York                                                  13-2565216
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                                Identification)


430 Park Avenue, New York, N.Y.                                  10022-3505
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)



                                  212-826-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
                                     -----
Former name, former address and former fiscal year, if changed since last report)


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


       As of March 31, 2001 there were 9,108,635 shares of common stock,
                          $1.00 par value, outstanding.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                                           Page
                                                                                                       ----
        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                                                    3
                    Notes to Consolidated Financial Statements                                           8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                                            13
                    Results for Three Months                                                            13
                    Balance Sheet Analysis                                                              15
                    Capital                                                                             19
                    Average Balance Sheets                                                              20
                    Rate/Volume Analysis                                                                21
                    Regulatory Capital and Ratios                                                       22

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                                          23
                    Interest Rate Sensitivity                                                           26

PART II OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K                                                    27



SIGNATURES                                                                                              27


EXHIBIT INDEX                                                                                           28

        Exhibit 11 Computation of Per Share Earnings                                                    29

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                    March 31,            December 31,
ASSETS                                                                2001                  2000
                                                                 ---------------       ---------------
Cash and due from banks                                          $    30,757,236       $    50,212,689
Interest-bearing deposits with other banks                             1,961,901             2,656,678

Securities available for sale                                        111,129,562            62,060,656
Securities available for sale - pledged                               77,019,040            90,138,534
Securities held to maturity                                          104,697,386           104,585,942
Securities held to maturity - pledged                                161,714,906           177,011,726
                                                                 ---------------       ---------------
        Total investment securities                                  454,560,894           433,796,858
                                                                 ---------------       ---------------

Loans, net of unearned discounts                                     728,166,649           750,887,822
Less allowance for credit losses                                      12,849,561            12,675,052
                                                                 ---------------       ---------------
        Loans, net                                                   715,317,088           738,212,770
                                                                 ---------------       ---------------
Customers' liability under acceptances                                 1,500,067               987,048
Excess cost over equity in net assets of the
  banking subsidiary                                                  21,158,440            21,158,440
Premises and equipment, net                                            5,525,865             5,469,462
Other real estate                                                      1,183,874               647,994
Accrued interest receivable                                            5,308,800             5,195,956
Other assets                                                          11,862,904            12,410,719
                                                                 ---------------       ---------------
                                                                 $ 1,249,137,069       $ 1,270,748,614
                                                                 ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                   $   278,453,763       $   341,039,328
  Interest-bearing deposits                                          563,084,398           525,242,856
                                                                 ---------------       ---------------
        Total deposits                                               841,538,161           866,282,184
Federal funds purchased and securities
  sold under agreements to repurchase                                139,250,008           162,763,009
Commercial paper                                                      38,536,500            25,655,020
Other short-term borrowings                                              531,478            17,733,482
Acceptances outstanding                                                1,500,067               987,048
Accrued expenses and other liabilities                                66,141,543            69,611,777
                                                                 ---------------       ---------------
                                                                   1,087,497,757         1,143,032,520
Long-term debt - FHLB                                                 40,350,000            10,700,000
                                                                 ---------------       ---------------
        Total liabilities                                          1,127,847,757         1,153,732,520
                                                                 ---------------       ---------------

Commitments and contingent liabilities

Shareholders' equity
  Preferred stock, $5 par value. Authorized 644,389 shares
    Series B, issued 1,199 shares                                         23,980                23,980
    Series D, issued 237,878 shares                                    2,378,780             2,378,780
                                                                 ---------------       ---------------
                                                                       2,402,760             2,402,760
Common stock, $1 par value. Authorized 20,000,000 shares;
  issued 9,591,909 and 9,563,329 shares, respectively                  9,591,909             9,563,329
Capital surplus                                                       67,788,164            67,450,110
Retained earnings                                                     50,529,248            47,466,602
Accumulated other comprehensive income(loss), net of tax                 934,689               (22,652)
                                                                 ---------------       ---------------
                                                                     131,246,770           126,860,149
Less
  Common shares in treasury at cost, 483,274 and
    473,125 shares, respectively                                       8,199,892             7,986,763
  Unearned compensation                                                1,757,566             1,857,292
                                                                 ---------------       ---------------
        Total shareholders' equity                                   121,289,312           117,016,094
                                                                 ---------------       ---------------
                                                                 $ 1,249,137,069       $ 1,270,748,614
                                                                 ===============       ===============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                 Three Months Ended
                                                     March 31,
                                               2001              2000
                                            -----------       -----------
INTEREST INCOME
  Loans                                     $17,259,102       $15,019,107
  Investment securities
    Available for sale                        2,561,771         2,441,021
    Held to maturity                          4,704,691         5,135,044
  Federal funds sold                             19,492           169,288
  Deposits with other banks                      36,444            35,485
                                            -----------       -----------
        Total interest income                24,581,500        22,799,945
                                            -----------       -----------

INTEREST EXPENSE
  Deposits                                    5,347,779         6,099,698
  Federal funds purchased and
    securities sold under agreements
    to repurchase                             1,799,365         1,152,540
  Commercial paper                              414,591           396,130
  Other short-term borrowings                    59,350            92,250
  Long-term debt                                294,867           195,022
                                            -----------       -----------
        Total interest expense                7,915,952         7,935,640
                                            -----------       -----------

Net interest income                          16,665,548        14,864,305
Provision for credit losses                   1,685,800         1,412,800
                                            -----------       -----------
Net interest income after provision
  for credit losses                          14,979,748        13,451,505
                                            -----------       -----------

NONINTEREST INCOME
  Factoring income                            1,401,051         1,089,641
  Mortgage banking income                     1,289,407         1,194,864
  Service charges on deposit accounts         1,401,219           798,572
  Trade finance income                          680,392           837,324
  Trust fees                                    186,804           185,659
  Other service charges and fees                339,880           433,385
  Other income                                   50,370            35,741
                                            -----------       -----------
        Total noninterest income              5,349,123         4,575,186
                                            -----------       -----------

NONINTEREST EXPENSES
  Salaries and employee benefits              6,993,018         6,538,810
  Occupancy expenses, net                     1,126,965           972,470
  Equipment expenses                            571,671           590,173
  Other expenses                              3,924,286         3,507,164
                                            -----------       -----------
        Total noninterest expenses           12,615,940        11,608,617
                                            -----------       -----------

Income before income taxes                    7,712,931         6,418,074
Provision for income taxes                    3,176,646         2,539,515
                                            -----------       -----------

Net income                                  $ 4,536,285       $ 3,878,559
                                            ===========       ===========


Average number of common
 shares outstanding
  Basic                                       9,092,275         9,181,647
  Diluted                                     9,651,263         9,511,576
Per average common share
  Basic                                     $      0.50       $      0.42
  Diluted                                          0.47              0.41
Dividends per common share                         0.16              0.14


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income






                                       Three Months Ended
                                           March 31,
                                      2001             2000
                                   ----------       ----------

Net Income                         $4,536,285       $3,878,559


Other comprehensive income,
 net of tax:
   Unrealized holding gains
   arising during the period          957,341            4,282
                                   ----------       ----------


Comprehensive income               $5,493,626       $3,882,841
                                   ==========       ==========


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity



                                                                     Three Months Ended
                                                                          March 31,
                                                                  2001                 2000
                                                             -------------        -------------
Preferred Stock
  Balance at January 1 and March 31,                         $   2,402,760        $   2,443,430
                                                             =============        =============

Common Stock
  Balance at January 1                                       $   9,563,329        $   8,723,051
  Options exercised                                                 28,580                2,625
                                                             -------------        -------------
  Balance at March 31                                        $   9,591,909        $   8,725,676
                                                             =============        =============

Capital Surplus
  Balance at January 1                                       $  67,450,110        $  51,911,883
  Issuance of shares under incentive compensation plan                  --             (214,369)
  Options exercised                                                338,054               15,514
                                                             -------------        -------------
  Balance at March 31                                        $  67,788,164        $  51,713,028
                                                             =============        =============

Retained Earnings
  Balance at January 1                                       $  47,466,602        $  52,360,024
  Net Income                                                     4,536,285            3,878,559
  Cash dividends paid - common shares                           (1,448,856)          (1,157,834)
                      - preferred shares                           (24,783)             (20,987)
                                                             -------------        -------------
  Balance at March 31                                        $  50,529,248        $  55,059,762
                                                             =============        =============

Accumulated Other Comprehensive (Loss), Net of Tax
  Balance at January 1                                       $     (22,652)       $  (2,634,509)
                                                             -------------        -------------
  Unrealized holding gains
   arising during the period
     Before tax                                                  1,769,576                7,918
     Tax expense                                                  (812,235)              (3,636)
                                                             -------------        -------------
       Net of tax                                                  957,341                4,282
                                                             -------------        -------------
  Balance at March 31                                        $     934,689        $  (2,630,227)
                                                             =============        =============

Treasury Stock
  Balance at January 1                                       $  (7,986,763)       $  (6,515,522)
  Issuance of shares under incentive compensation plan                  --            1,677,025
  Surrender of shares issued under incentive
   compensation plan                                              (213,129)            (139,846)
  Purchase of common shares                                             --           (2,248,400)
                                                             -------------        -------------
  Balance at March 31                                        $  (8,199,892)       $  (7,226,743)
                                                             =============        =============

Unearned Compensation
  Balance at January 1                                       $  (1,857,292)       $  (1,048,230)
  Issuance of shares under incentive compensation plan                  --           (1,396,170)
  Amortization of unearned compensation                             99,726                   --
                                                             -------------        -------------
  Balance at March 31                                        $  (1,757,566)       $  (2,444,400)
                                                             =============        =============


Total Shareholders' Equity
  Balance at January 1                                       $ 117,016,094        $ 105,240,127
  Net changes during the period                                  4,273,218              400,399
                                                             -------------        -------------
  Balance at March 31                                        $ 121,289,312        $ 105,640,526
                                                             =============        =============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                         Three Months Ended
                                                                             March 31,
                                                                      2001                2000
                                                                  ------------        ------------
Operating Activities
  Net Income                                                      $  4,536,285        $  3,878,559
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Provision for credit losses                                      1,685,800           1,412,800
    Depreciation and amortization of premises and equipment            383,539             387,052
    Deferred income tax benefit                                        (61,050)           (103,538)
    Net change in loans held for sale                               (5,879,000)          1,267,006
    Amortization of unearned compensation                               99,726                  --
    Amortization of premiums of securities                             251,438             223,103
    Accretion of discounts on securities                              (136,765)           (274,823)
    Increase in accrued interest receivable                           (112,844)           (176,427)
    Decrease in other liabilities and accrued expenses              (3,470,234)           (133,562)
    Increase in other assets                                          (203,370)         (2,161,027)
    Other, net                                                        (213,129)            (73,360)
                                                                  ------------        ------------

        Net cash (used in) provided by operating activities         (3,119,604)          4,245,783
                                                                  ------------        ------------

Investing Activities
  Purchase of premises and equipment                                  (439,942)            (87,963)
  Decrease  in interest-bearing deposits                               694,777                  --
  Increase in other real estate                                       (535,880)           (168,301)
  Net decrease in loans                                             27,088,882          28,495,301
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                 15,058,625           7,888,282
  Purchases of securities - held to maturity                                --         (19,979,836)
  Purchases of securities - available for sale                     (39,129,630)        (32,027,596)
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                                4,961,872          44,201,462
                                                                  ------------        ------------

        Net cash provided by investing activities                    7,698,704          28,321,349
                                                                  ------------        ------------

Financing Activities
  Decrease in noninterest-bearing deposits                         (62,585,565)        (21,118,089)
  Increase (Decrease) in interest-bearing deposits                  37,841,542         (15,459,738)
  (Decrease) Increase in Federal funds purchased
   and securities sold under agreements to repurchase              (23,513,001)         33,352,097
  Decrease in commercial paper and
   other short-term borrowings                                      (4,320,524)        (12,054,387)
  Purchase of treasury stock                                                --          (2,248,400)
  Increase (Decrease)in other long-term debt                        29,650,000         (10,350,000)
  Proceeds from exercise of stock options                              366,634              18,139
  Cash dividends paid on common and preferred stock                 (1,473,639)         (1,178,821)
                                                                  ------------        ------------

        Net cash used in financing activities                      (24,034,553)        (29,039,199)
                                                                  ------------        ------------

Net (decrease) increase in cash and due from banks                 (19,455,453)          3,527,933
Cash and due from banks - beginning of period                       50,212,689          35,505,342
                                                                  ------------        ------------

Cash and due from banks - end of period                           $ 30,757,236        $ 39,033,275
                                                                  ============        ============

Supplemental schedule of non-cash financing activities:
  Issuance of treasury stock                                      $         --        $  1,537,179
  Surrender of treasury shares issued under incentive
    compensation plan                                                  213,129                  --
Supplemental disclosure of cash flow information:
  Interest paid                                                      7,729,258           9,108,734
  Income taxes paid                                                    621,500             645,400


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


   1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2001 and 2000 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. The Board announced stock dividends as follows: on November 16, 2000, the declaration of a 10% stock dividend payable on December 11, 2000 to shareholders of record on December 1, 2000; and on November 18, 1999, the declaration of a 5% stock dividend payable on December 14, 1999 to shareholders of record on that date. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

   2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

   3. The Company's outstanding Preferred Shares comprise 1,230 Series B shares (of 4,389 Series B shares authorized) and 238,961 Series D shares (of 300,000 Series D shares authorized). Each Series B share is entitled to cumulative dividends at the rate of $0.10 per year, to one vote per share and upon liquidation or redemption to an amount equal to accrued and unpaid dividends to the date of redemption or liquidation plus an amount which is $20 in the case of involuntary liquidation and $28 otherwise; each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into 1.1561 Common Shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

   4. The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements issued to stockholders.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



              The Company provides a full range of financial products and services, including commercial loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest- bearing liabilities. The Company's 2001 year-to-date average interest-earning assets were 60.6% loans (corporate lending was 76.8% and real estate lending was 18.9% of total loans, respectively) and 39.4% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 74% of loans are to borrowers located in the metropolitan New York area. The Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.
                    The following tables provide certain information regarding the Company's operating segments for the three month periods ended March 31, 2001 and 2000:


                                            Corporate         Real Estate         Company-wide
                                            Lending             Lending             Treasury               Totals
                                        --------------       --------------       --------------       --------------
Three Months Ended March 31, 2001
Net interest income                     $    7,951,788       $    3,350,229       $    4,807,329       $   16,109,346
Noninterest income                           3,287,188            1,321,539               41,731            4,650,458
Depreciation and amortization                   40,745               46,385                   84               87,214
Segment profit                               4,658,360            2,597,615            5,719,134           12,975,109
Segment assets                             560,067,578          132,628,549          516,059,951        1,208,756,078


Three Months Ended March 31, 2000
Net interest income                     $    5,943,773       $    2,266,672       $    5,811,584       $   14,022,029
Noninterest income                           2,647,007            1,354,688               46,550            4,048,245
Depreciation and amortization                   42,849               43,585                  170               86,604
Segment profit                               3,530,647            1,922,400            6,068,400           11,521,447
Segment assets                             526,831,959          103,356,342          523,618,722        1,153,807,023

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



       The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:



                                                       Three Months Ended March 31,
                                                 --------------------------------------
                                                      2001                   2000
                                                 ---------------        ---------------
Net interest income:
   Total for reportable operating segments       $    16,109,346        $    14,022,029
   Other [1]                                             556,202                842,276
                                                 ---------------        ---------------


Consolidated net interest income                 $    16,665,548        $    14,864,305
                                                 ===============        ===============

Noninterest income:
   Total for reportable operating segments       $     4,650,458        $     4,048,245
   Other [1]                                             698,665                526,941
                                                 ---------------        ---------------


Consolidated noninterest income                  $     5,349,123        $     4,575,186
                                                 ===============        ===============


Profit:
   Total for reportable operating segments       $    12,975,109        $    11,521,447
   Other [1]                                          (5,262,178)            (5,103,373)
                                                 ---------------        ---------------


Consolidated income before income taxes          $     7,712,931        $     6,418,074
                                                 ===============        ===============

Assets:
   Total for reportable operating segments       $ 1,208,756,078        $ 1,153,807,023
   Other [1]                                          40,380,991             42,146,135
                                                 ---------------        ---------------


Consolidated assets                              $ 1,249,137,069        $ 1,195,953,158
                                                 ===============        ===============


[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.


5. On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets (including securitizations) occurring after March 31, 2001. However, the provisions of SFAS No. 140 related to the recognition and reclassification of collateral in financial statements and disclosures related to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000.
              In accordance with SFAS No. 140, the Company reports securities pledged as collateral separately in the consolidated balance sheets if the secured party has the right by contract or custom to sell or repledge the collateral. Securities are pledged by the Company to secure trust and public deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of New York and for other purposes required or permitted by law.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




6. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective January 1, 2001 for the Company, and requires the recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for derivative instruments depends on the intended use of the derivative and its classification as a fair value hedge, cash flow hedge, or a hedge of foreign currency exposure.
              Special hedge accounting treatment is permitted only if specific criteria are met. One requirement is that the hedging relationship be highly effective both at inception and on an ongoing basis. Hedge accounting is determined based on the type of hedge-fair value, cash flow or foreign currency hedge of a net investment in a foreign operation. Effective hedge results are recognized in current earnings for fair value hedges, in other comprehensive income for cash flow hedges and as part of the cumulative transaction adjustment in other comprehensive income for foreign currency net investment hedges. Ineffective portions of hedges are recognized immediately in current earnings.
              The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. At adoption, the Company recorded an insignificant loss and believes that SFAS No. 133 will not have a material impact on the Company's 2001 consolidated financial statements since the only derivatives that the Company has are interest rate floor contracts with a notional amount of $100 million.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc.("SNMC"), Sterling National Servicing, Inc. ("SNS- Virginia") and Sterling Holding Company of Virginia, Inc. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries and the term "the bank" refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.


FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto.
         The Company may include forward-looking statements in its filings with the Securities and Exchange Commission, including this 10-Q, in reports to stockholders, in other written materials, and in statements made by officers and representatives of the Company to analysts, rating agencies, institutional investors, representatives of the media and others.
         These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. It is possible that our actual results and financial position may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements.
         Factors that could cause our actual results to differ, possibly materially, from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve; changes, particularly declines, in general economic conditions and in the local economies in which we operate; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of products and services; the timely development and effective marketing of competitive new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for our products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forwarding- looking statement, whether written or oral, that may be made from time to time.


BUSINESS

The Company provides a wide range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposits services, trust and estate administration, and investment management services. The Company has operations in metropolitan New York area, as well as Virginia and other mid-Atlantic states and conducts business throughout the United States.
         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in most areas of its business with other financial institutions. At March 31, 2001, the bank's year-to-date average earning assets (of which loans were 59% and investment securities were 40%) represented approximately 97% of the Company's year-to-date average earning assets.
         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.






           Results for the Three Months Ended March 31, 2001 and 2000


OVERVIEW

The Company reported net income for the three months ended March 31, 2001 of $4.5 million, representing $0.47 per share, calculated on a diluted basis, compared to $3.9 million, or $0.41 per share, calculated on a diluted basis, for the like period in 2000. This increase reflects higher net interest income and continued growth in noninterest income.
         Net interest income , on a tax equivalent basis, increased to $16.9 million for the first quarter of 2001 compared with $15.1 million for the same period in 2000, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 6.28% for the first quarter of 2001 compared to 5.78% for the like 2000 period. This increase was principally due to an increase of 43 basis points in the average yield on earning assets.

         Noninterest income rose to $5.3 million for the three months ended March 31, 2001 compared to $4.6 million for the like 2000 period principally due to continued growth in fees from factoring, deposit services and mortgage banking.



INCOME STATEMENT ANALYSIS

         Net Interest Income Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 21. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 20. Net interest income, on a tax equivalent basis, for the three months ended March 31, 2001 increased to $16,916,000 from $15,082,000 for the comparable period in 2000. Total interest income, on a tax equivalent basis, aggregated $24,832,000 for the first quarter of 2001 up from $23,018,000 for the same period of 2000. The tax equivalent yield on interest earning assets was 9.32% for the three months ended March 31, 2001 compared with 8.89% for the comparable period in 2000. The increase in interest income was primarily due to an increase in income earned on the Company's loan portfolio principally as a result of higher average outstandings. Loan balances increased as the result of the implementation of business plans designed to increase funds employed in this asset category. The increase in yield on earning assets was primarily due to higher yields on loans.
        Interest earned on the loan portfolio amounted to $17,259,000 which was up $2,239,000 when compared to a year ago. Average loan balances amounted to $678,248,000 which were up $78,907,000 from an average of $599,341,000 in the prior year period. The increase in the average loans, primarily in the commercial and industrial, leasing and real estate loan segments of the Company's loan portfolio, principally accounted for the increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 11.07% for the three months ended March 31, 2001 from 10.79% for the comparable 2000 period was primarily attributable to a higher rate environment on average in the 2001 period.
        Interest expense on deposits decreased $752,000 for the three months ended March 31, 2001 to $5,348,000 from $6,100,000 for the comparable 2000 period principally due to a decrease in average outstandings. Average interest-bearing deposit balances amounted to $537,673,000 which were down $42,762,000 from an average of $580,435,000 in the prior year period. The decrease in average balances reflects the impact of Y-2K strategies, including raising deposits in the capital markets and lengthening funding maturities into year 2000, designed to maximize year-end liquidity.

         Interest expense associated with borrowed funds increased to $2,568,000 for the first quarter of 2001 from $1,836,000 in the comparable 2000 period primarily as the result of higher Federal funds purchased and securities sold under agreements to repurchase. Average amounts outstanding for this category of borrowing increased $39,473,000 to $129,559,000 for the three months ended March 31, 2001 and the average rates paid rose to 5.63% from 5.15% in the prior year period.

Provision for Credit Losses
Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $1,686,000 up $273,000 when compared to the same period last year.

Noninterest Income
Noninterest income increased $774,000 for the first quarter of 2001 when compared with the like 2000 period primarily as a result of increased fees from factoring, deposit services and mortgage banking.

Noninterest Expenses
Noninterest expenses increased $1,007,000 for the first quarter of 2001 when compared with the like 2000 period primarily due to increased personnel, occupancy and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.


BALANCE SHEET ANALYSIS

Securities
The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At March 31, 2001, the Company's portfolio of securities totalled $454,561,000 of which U.S. Government and U.S. Government corporations and agencies guaranteed mortgage-backed securities having an average life of approximately 5.6 years amounted to $405,528,000.
         Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. The following table presents information regarding securities available for sale:

                                                                         GROSS              GROSS             ESTIMATED
                                                   AMORTIZED           UNREALIZED        UNREALIZED             MARKET
MARCH 31, 2001                                       COST                GAINS             LOSSES               VALUE
--------------                                   ------------        ------------       -----------         ------------
U.S. Treasury securities                         $  2,930,820        $     14,805       $        --         $  2,945,625
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                                      140,619,106           1,054,341           307,945          141,365,502
Obligations of state and
  political institutions                           32,803,299             903,495             2,002           33,704,792
Other debt securities                               2,995,525              51,350                --            3,046,875
Federal Reserve Bank and
  other equity securities                           7,072,142              14,272               606            7,085,808
                                                 ------------        ------------       -----------         ------------
        Total                                    $186,420,892        $  2,038,263       $   310,553         $188,148,602
                                                 ============        ============       ===========         ============


Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.

        The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The following table presents information regarding securities held to maturity:


                                                                         GROSS              GROSS             ESTIMATED
                                                    CARRYING           UNREALIZED        UNREALIZED             MARKET
MARCH 31, 2001                                       VALUE               GAINS             LOSSES               VALUE
--------------                                   ------------        ------------       -----------         ------------
Obligations of U.S. government
 corporations and agencies--
 mortgage-backed securities                      $264,162,292        $  4,223,105       $   408,100         $267,977,297
Debt securities issued by
  Foreign governments                               2,250,000              --                --                2,250,000
                                                 ------------        ------------       -----------         ------------

        Total                                    $266,412,292        $  4,223,105       $   408,100         $270,227,297
                                                 ============        ============       ===========         ============



Loan Portfolio
A key management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar.
        The Company's commercial and industrial loan portfolio represents approximately 63% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 18% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia.

The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 14% of gross loans. The collateral securing any loan may vary in value based on market conditions.
        The following table sets forth the composition of the Company's loan portfolio.

                                                                            March 31,
                                                          ----------------------------------------------------
                                                                 2001                           2000
                                                          --------------------          ----------------------
                                                                         ($ in thousands)
                                                                          % of                            % of
                                                          Balances       Gross          Balances         Gross
                                                          --------       -----          --------         -----
Domestic
  Commercial and industrial                               $471,187        63.4%         $437,578          65.1%
  Equipment lease financing                                105,429        14.2           103,587          15.4
  Real estate                                              132,785        17.9           102,225          15.2
  Installment - individuals                                  8,803         1.2             9,517           1.4
  Loans to depository institutions                          24,000         3.2            19,000           2.8
Foreign
  Government and official institutions                         777         0.1               782           0.1
                                                          --------       -----          --------         -----
Gross loan                                                 742,981       100.0%         672,689          100.0%
                                                                         =====                           =====
  Unearned discounts                                        14,814                        14,436
                                                          --------                      --------

Loans, net of unearned discounts                          $728,167                      $658,253
                                                          ========                      ========

Asset Quality
Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Company's portfolio of loans may be increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depends on current and expected economic conditions, the financial condition of borrowers and the credit management process.
        The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2001, the ratio of the allowance to loans, net of unearned discounts, was 1.76% and the allowance was $12,850,000. At such date, the Company's non-accrual loans amounted to $1,806,000; $310,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $150,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 2001. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $863,000 at March 31, 2001.


Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).
        The following table provides certain information with respect to the Company's deposits:


                                                                              March 31,
                                                    ---------------------------------------------------------
                                                           2001                                2000
                                                    ----------------------             ----------------------
                                                                       ($ in thousands)
                                                                      % of                               % of
                                                    Balances         Total             Balances         Total
                                                    --------         -----             --------         -----
Domestic
  Demand                                            $278,454          33.1%            $270,690          32.8%
  NOW                                                 71,924           8.5               71,345           8.6
  Savings                                             25,651           3.1               24,423           3.0
  Money Market                                       205,401          24.4              167,446          20.3
  Time deposits                                      257,133          30.5              289,208          35.0
                                                    --------         -----             --------         -----

      Total domestic deposits                        838,563          99.6              823,112          99.7
Foreign
  Time deposits                                        2,975           0.4                2,830           0.3
                                                    --------         -----             --------         -----

      Total deposits                                $841,538         100.0%            $825,942         100.0%
                                                    ========         =====             ========         =====


Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customer's balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 20.

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 22. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At March 31, 2001, the Company and the bank exceeded the requirements for "well capitalized" institutions.

                        Sterling Bancorp and Subsidiaries
                           Average Balance Sheets [1]
                          Three Months Ended March 31,

                             (Dollars in Thousands)


                                                                          2001                               2000
                                                            -----------------------------------  ----------------------------------
                                                             Average                 Average     Average                   Average
Assets                                                       Balance    Interest       Rate      Balance    Interest        Rate
                                                            --------    --------     -------     -------    --------       --------
Interest-Bearing Deposits
  with other Banks                                          $    2,922  $    36        5.39 %   $    3,089   $    35        4.80 %
Investment Securities:
  Available for sale                                           128,151    2,204        6.88        129,857     2,128        6.56
  Held to maturity                                             275,570    4,705        6.83        300,343     5,135        6.84
  Tax-exempt  [2]                                               32,927      608        7.49         29,259       531        7.30
Federal Funds sold                                               1,389       20        5.61         12,231       169        5.48
Loans, net of unearned discounts
  Domestic  [3]                                                677,471    7,244       11.07        598,558    15,006       10.79
  Foreign                                                          777       15        7.63            783        14        7.02
                                                            ----------  -------                 ----------  --------
Total interest-earning assets                                1,119,207   24,832        9.32 %    1,074,120    23,018        8.89 %
                                                                        -------      ======                 --------      ======

Cash and due from banks                                         45,883                              34,947
Allowance for credit losses                                    (13,210)                            (11,551)
Goodwill                                                        21,158                              21,158
Other assets                                                    25,719                              22,752
                                                            ----------                          ----------

     Total assets                                           $1,198,757                          $1,141,426
                                                            ==========                          ==========

Liabilities and shareholders'
  equity
Interest-bearing deposits
  Domestic
   Savings                                                  $   24,932      146        2.38 %   $   24,230       142        2.36 %
   NOW                                                          72,244      435        2.44         72,267       445        2.48
   Money market                                                181,670    1,311        2.93        163,443     1,299        3.20
   Time                                                        255,852    3,419        5.42        317,665     4,183        5.30
  Foreign
   Time                                                          2,975       37        5.05          2,830        31        4.34
                                                            ----------  -------                 ----------   -------
     Total interest-bearing deposits                           537,673    5,348        4.03        580,435     6,100        4.23
                                                            ----------  -------                 ----------   -------

Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                                    129,559    1,799        5.63         90,086     1,153        5.15
  Commercial paper                                              31,672      415        5.31         32,032       396        4.97
  Other short-term debt                                          4,073       59        5.10          6,802        92        5.45
  Long-term debt                                                25,488      295        4.63         16,115       195        5.64
                                                            ----------  -------                 ----------   -------
     Total borrowings                                          190,792    2,568        5.45        145,035     1,836        5.18
                                                            ----------  -------                 ----------   -------

Total interest-bearing liabilities                             728,465    7,916        4.40 %      725,470     7,936        4.42 %
                                                                        -------        ====                  -------        ====

Noninterest-bearing deposits                                   285,183                             252,342
Other liabilities                                               68,384                              59,721
                                                             ----------                          ----------
     Total liabilities                                       1,082,032                           1,037,533

Shareholders' equity                                           116,725                             103,893
                                                            ----------                          ----------
                 Total liabilities and
                  shareholders' equity                      $1,198,757                          $1,141,426
                                                            ==========                          ==========

Net interest income/spread                                               16,916        4.92 %                 15,082        4.47 %
                                                                                       ====                                 ====

Net yield on interest-earning
  assets (margin)                                                                      6.28 %                               5.78 %
                                                                                       ====                                 ====

Less: tax equivalent adjustment                                             250                                  218
                                                                        -------                              -------

Net interest income                                                     $16,666                              $14,864
                                                                        =======                              =======


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 2000 amounts to conform to the current presentation.

[2]  Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)



                                                            Increase/(Decrease)
                                                          From Three Months Ended
                                                      March 31, 2001 to March 31, 2000
                                                    -------------------------------------
                                                     Volume         Rate           Net [2]
                                                    -------        -------        -------
INTEREST INCOME
Interest-bearing deposits with other banks          $    (2)       $     3        $     1
                                                    -------        -------        -------
Investment securities
  Available for sale                                    (43)           119             76
  Held to maturity                                     (424)            (6)          (430)
  Tax-exempt                                             63             14             77
                                                    -------        -------        -------
      Total investment securities                      (404)           127           (277)
                                                    -------        -------        -------

Federal funds sold                                     (153)             4           (149)
                                                    -------        -------        -------

Loans, net of unearned discounts
  Domestic [3]                                        1,842            396          2,238
  Foreign                                                --              1              1
                                                    -------        -------        -------
      Total loans, net of unearned discount           1,842            397          2,239
                                                    -------        -------        -------

TOTAL INTEREST INCOME                               $ 1,283        $   531        $ 1,814
                                                    =======        =======        =======


INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                         $     3        $     1        $     4
    NOW                                                  (4)            (6)           (10)
    Money market                                        125           (113)            12
    Time                                               (858)            94           (764)
  Foreign
    Time                                                  2              4              6
                                                    -------        -------        -------
      Total interest-bearing deposits                  (732)           (20)          (752)
                                                    -------        -------        -------

Borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                      530            116            646
  Commercial paper                                       (8)            27             19
  Other short-term debt                                 (40)             7            (33)
  Long-term debt                                        137            (37)           100
                                                    -------        -------        -------
      Total borrowings                                  619            113            732
                                                    -------        -------        -------

TOTAL INTEREST EXPENSE                              $  (113)       $    93        $   (20)
                                                    =======        =======        =======

NET INTEREST INCOME                                 $ 1,396        $   438        $ 1,834
                                                    =======        =======        =======



[1]  The above table is presented on a tax equivalent basis.

[2] The change in interest income and interest expense due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each. the effect of one extra day in 2000 has been included in the change in volume.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios




Ratios and Minimums
(dollars in thousands)


                                                                                  For Capital                    To Be Well
                                                          Actual                Adequacy Minimum                 Capitalized
                                                   ----------------------     ------------------------    ----------------------
As of March 31, 2001                               Amount           Ratio     Amount             Ratio    Amount           Ratio
--------------------                               ------           -----     ------             -----    ------           -----
Total Capital (to Risk Weighted Assets):
  The Company                                     $108,713          14.34%    $ 60,640           8.00%   $ 75,800          10.00%
  The bank                                          90,394          12.66       57,125           8.00      71,406          10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       99,196          13.09       30,320           4.00      45,480           6.00
  The bank                                          81,443          11.41       28,562           4.00      42,843           6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       99,196           8.42       47,104           4.00      58,880           5.00
  The bank                                          81,443           7.14       45,655           4.00      57,069           5.00



As of December 31, 2000
-----------------------
Total Capital (to Risk Weighted Assets):
  The Company                                     $105,503          13.35%    $ 63,205           8.00%   $ 79,006          10.00%
  The bank                                          86,877          11.44       60,746           8.00      75,933          10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       95,593          12.10       31,602           4.00      47,404           6.00
  The bank                                          77,367          10.19       30,373           4.00      45,560           6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       95,593           8.11       47,141           4.00      58,926           5.00
  The bank                                          77,367           6.73       46,015           4.00      57,519           5.00

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

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Company's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices.
      Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its on- and off-balance sheet positions by examining its near-term sensitivity and its longer term gap position. In its management of interest rate risk, the Company utilizes several tools including traditional gap analysis and sophisticated income simulation models.
      A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest-rate sensitive assets exceed interest-rate sensitive liabilities generally will result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on an institution's net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer term structure of the balance sheet.
      The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at March 31, 2001, is presented on page 26. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.
      As part of its interest rate risk strategy, the Company uses off-balance sheet financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors based on recommendations of the Asset/Liability Committee, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis.
       The Company purchased interest rate floor contracts to reduce the impact of falling rates on its floating rate commercial loans. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest rate (3 month LIBOR) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes these financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements.
      At March 31, 2001, the Company's off-balance sheet financial instruments consisted of four interest rate floor contracts having a notional amount totaling $100 million consisting of a contract with a notional amount of $25 million and a final maturity of May 1, 2001, another contract with a notional amount of $25 million and a final maturity of November 15, 2001 and two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At March 31, 2001, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.
      The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $366,000 which are amortized monthly against interest income from the designated assets. At March 31, 2001, the unamortized premiums on these contracts totaled $124,000 and are included in other assets. At March 31, 2001, there were no amounts receivable under these contracts.
      The Company utilizes income simulation models to complement its traditional gap analysis. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company's net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.
      The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2001, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 2.00% ($1,285,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 3.04% ($1,959,000) decline from an unchanged rate environment.

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


Liquidity Risk
Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed throughout the Company. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital markets funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank have significant unused borrowing capacity. Contingency plans exist and could be implemented on a timely basis to minimize the impact of any dramatic change in market conditions.
      The parent company generates income from its own operations. Its cash requirements are supplemented from funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements.
      The bank can supply funds to the parent company and its nonbank subsidiaries subject to various legal restrictions. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.
      At March 31, 2001, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $38,887,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $43,367,000 and back-up credit lines with banks of $29,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.
      While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

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



                                                                       Repricing Date
                                        ----------------------------------------------------------------------------------
                                                      More than       More than                      Non
                                         3 months      3 months      1 Year to        Over          Rate
                                         or less      to 1 Year       5 years        5 years      Sensitive       Total
                                        ----------    ----------    ----------     ----------    ----------     ----------
ASSETS
  Interest-bearing deposits
    with other banks                    $    1,962    $       --    $       --     $       --    $       --     $    1,962
  Investment securities                      3,393         2,960        40,698        400,424         7,086        454,561
  Loans, net of unearned
    discounts                                                                                                           --
      Commercial and industrial            487,900         2,510         2,024            133          (434)       492,133
      Loans to depository                                     --            --             --            --
       institutions                         24,000            --            --             --            --         24,000
      Lease financing                       29,058         3,373        64,750          8,248       (14,259)        91,170
      Real estate                           44,936        22,004         6,499         39,584           (61)       112,962
      Installment                            3,832           145         2,437            771           (60)         7,125
      Foreign government and
       official institutions                    --           777            --             --            --            777
  Noninterest-earning
    assets and allowance
    for credit losses                           --            --            --             --        64,447         64,447
                                        ----------    ----------    ----------     ----------    ----------     ----------

      Total Assets                         595,081        31,769       116,408        449,160        56,719      1,249,137
                                        ----------    ----------    ----------     ----------    ----------     ----------

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings [1]                                 --            --        25,651             --            --         25,651
    NOW [1]                                     --            --        71,924             --            --         71,924
    Money market [1]                       166,514            --        38,887             --            --        205,401
    Time - domestic                        148,884        79,420        28,829                           --        257,133
         - foreign                           1,180         1,795            --             --            --          2,975
  Federal funds purchased &
    securities sold u/a/r                  138,741           509            --             --            --        139,250
  Commercial paper                          38,537            --            --             --            --         38,537
  Other short-term borrowings                  181           350            --             --            --            531
  Long-term borrowings - FHLB               10,000        10,350        20,000             --            --         40,350
  Noninterest-bearing liabilities
   and shareholders' equity                     --            --            --             --       467,385        467,385
                                        ----------    ----------    ----------     ----------    ----------     ----------

      Total Liabilities and
        Shareholders' Equity               504,037        92,424       185,291             --       467,385      1,249,137
                                        ----------    ----------    ----------     ----------    ----------     ----------

  Net Interest Rate
    Sensitivity Gap                     $   91,044    $  (60,655)   $  (68,883)    $  449,160    $ (410,666)    $       --
                                        ==========    ==========    ==========     ==========    ==========     ==========

  Cumulative Gap
    March 31, 2001                      $   91,044    $   30,389    $  (38,494)    $  410,666    $       --     $       --
                                        ==========    ==========    ==========     ==========    ==========     ==========

  Cumulative Gap
    March 31, 2000                      $   30,538    $  (49,098)   $  (96,730)    $  366,574    $       --     $       --
                                        ==========    ==========    ==========     ==========    ==========     ==========

  Cumulative Gap
    December 31, 2000                   $  101,033    $   24,199    $   (9,231)    $  455,154    $       --     $       --
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

                                  STERLING BANCORP
                                  ----------------------------
                                      (Registrant)




       Date     05/15/01              /s/   Louis J. Cappelli
           -----------------                ------------------------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer



       Date     05/15/01              /s/   John W. Tietjen
           -----------------                -----------------------------
                                            John W. Tietjen
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  EXHIBIT INDEX






                                                  Incorporated                                Sequential
   Exhibit                                          Herein By                  Filed             Page
    Number           Description                  Reference To                Herewith            No.
   -------           -----------                  ------------                --------        ----------

      11             Computation of                                              X
                     Per Share Earnings