Form 10-Q
period 2001-06-30
STERLING BANCORP
filed 2001-08-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 JUNE 30, 2001
                               -------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    --------------------------


COMMISSION FILE NUMBER:                      1-5273-1
                       ---------------------------------------------------------


                                STERLING BANCORP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEW YORK                                                13-2565216
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION)


   650 FIFTH AVENUE, NEW YORK, N.Y.                            10019-6108
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                                  212-757-3300
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                                [X] YES  [] NO

   AS OF JUNE 30, 2001 THERE WERE 9,250,642 SHARES OF COMMON STOCK, $1.00 PAR
                              VALUE, OUTSTANDING.

                                STERLING BANCORP


PART I FINANCIAL INFORMATION                                                                           Page
                                                                                                       ----
        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                                                   3
                    Notes to Consolidated Financial Statements                                          8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                                            13
                    Results for Three Months                                                            13
                    Results for Six Months                                                              15
                    Balance Sheet Analysis                                                              17
                    Capital                                                                             21
                    Average Balance Sheets                                                              22
                    Rate/Volume Analysis                                                                24
                    Regulatory Capital and Ratios                                                       26

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                                          27
                    Interest Rate Sensitivity                                                           30

PART II OTHER INFORMATION

        Item 4.     Submission of Matters to a Vote of Security Holders                                 31

        Item 6.     Exhibits and Reports on Form 8-K                                                    32



SIGNATURES                                                                                              32


EXHIBIT INDEX                                                                                           33

        Exhibit 11 Computation of Per Share Earnings                                                    34

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                   June 30,                 December 31,
ASSETS                                                                              2001                        2000
                                                                              ---------------            ---------------
Cash and due from banks                                                        $   49,101,280              $  50,212,689
Interest-bearing deposits with other banks                                          3,512,688                  2,656,678

Securities available for sale                                                     121,067,400                 62,060,656
Securities available for sale - pledged                                            81,321,160                 90,138,534
Securities held to maturity                                                        95,419,519                104,585,942
Securities held to maturity - pledged                                             149,304,989                177,011,726
                                                                              ---------------            ---------------
        Total investment securities                                               447,113,068                433,796,858
                                                                              ---------------            ---------------

Loans, net of unearned discounts                                                  740,685,350                750,887,822
Less allowance for credit losses                                                   13,105,569                 12,675,052
                                                                              ---------------            ---------------
        Loans, net                                                                727,579,781                738,212,770
                                                                              ---------------            ---------------
Customers' liability under acceptances                                              1,840,911                    987,048
Excess cost over equity in net assets of the
  banking subsidiary                                                               21,158,440                 21,158,440
Premises and equipment, net                                                         6,278,899                  5,469,462
Other real estate                                                                     786,046                    647,994
Accrued interest receivable                                                         5,252,117                  5,195,956
Other assets                                                                       14,000,286                 12,410,719
                                                                              ---------------            ---------------
                                                                              $ 1,276,623,516            $ 1,270,748,614
                                                                              ===============            ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits

  Noninterest-bearing deposits                                                $   311,780,082            $   341,039,328
  Interest-bearing deposits                                                       570,376,386                525,242,856
                                                                              ---------------            ---------------
        Total deposits                                                            882,156,468                866,282,184
Federal funds purchased and securities
  sold under agreements to repurchase                                             110,065,492                162,763,009
Commercial paper                                                                   40,244,800                 25,655,020
Other short-term borrowings                                                         4,941,651                 17,733,482
Acceptances outstanding                                                             1,840,911                    987,048
Accrued expenses and other liabilities                                             71,993,569                 69,611,777
                                                                              ---------------            ---------------
                                                                                1,111,242,891              1,143,032,520
Long-term debt - FHLB                                                              40,350,000                 10,700,000
                                                                              ---------------            ---------------
        Total liabilities                                                       1,151,592,891              1,153,732,520
                                                                              ---------------            ---------------

Commitments and contingent liabilities

Shareholders' equity

  Preferred stock, $5 par value. Authorized 644,389 shares
    Series B, issued -0- and 1,199 shares,respectively                                      -                     23,980
    Series D, issued 235,778 and 237,878 shares,respectively                        2,357,780                  2,378,780
                                                                              ---------------            ---------------
                                                                                    2,357,780                  2,402,760
Common stock, $1 par value. Authorized 20,000,000 shares;
  issued 9,777,602 and 9,563,329 shares,respectively                                9,777,602                  9,563,329
Capital surplus                                                                    69,478,871                 67,450,110
Retained earnings                                                                  53,744,828                 47,466,602
Accumulated other comprehensive income(loss), net of tax                              718,605                    (22,652)
                                                                              ---------------            ---------------
                                                                                  136,077,686                126,860,149
Less

  Common shares in treasury at cost, 526,960 and
    473,125 shares, respectively                                                    9,389,221                  7,986,763
  Unearned compensation                                                             1,657,840                  1,857,292
                                                                              ---------------            ---------------
        Total shareholders' equity                                                125,030,625                117,016,094
                                                                              ---------------            ---------------
                                                                              $ 1,276,623,516            $ 1,270,748,614
                                                                              ===============            ===============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                             Three Months Ended                        Six Months Ended
                                                                 June 30,                                   June 30,
                                                        2001                 2000                   2001                 2000
                                                     --------------       --------------       --------------       ---------------
INTEREST INCOME
  Loans                                              $   16,756,296       $   16,488,445       $   34,015,398       $   31,507,552
  Investment securities
    Available for sale                                    3,048,929            2,396,050            5,610,700            4,837,071
    Held to maturity                                      4,369,768            5,228,184            9,074,459           10,363,228
  Federal funds sold                                          5,069                9,740               24,561              179,028
  Deposits with other banks                                  21,484               23,378               57,928               58,863
                                                     --------------       --------------       --------------       ---------------
        Total interest income                            24,201,546           24,145,797           48,783,046           46,945,742
                                                     --------------       --------------       --------------       ---------------

INTEREST EXPENSE

  Deposits                                                4,891,724            5,347,931           10,239,503           11,447,629
  Federal funds purchased and
    securities sold under agreements
    to repurchase                                         1,333,599            2,465,584            3,132,964            3,618,124
  Commercial paper                                          453,759              340,502              868,350              736,632
  Other short-term borrowings                                26,066              176,545               85,416              268,795
  Long-term debt                                            466,773              107,412              761,640              302,434
                                                     --------------       --------------       --------------       ---------------
        Total interest expense                            7,171,921            8,437,974           15,087,873           16,373,614
                                                     --------------       --------------       --------------       ---------------

Net interest income                                      17,029,625           15,707,823           33,695,173           30,572,128
Provision for credit losses                               1,527,800            1,626,800            3,213,600            3,039,600
                                                     --------------       --------------       --------------       ---------------
Net interest income after provision
  for credit losses                                      15,501,825           14,081,023           30,481,573           27,532,528
                                                     --------------       --------------       --------------       ---------------

NONINTEREST INCOME
  Factoring income                                        1,314,165            1,224,570            2,715,216            2,390,617
  Mortgage banking income                                 2,133,709            1,695,273            3,423,116            2,890,137
  Service charges on deposit accounts                     1,363,578            1,197,647            2,764,797            1,996,219
  Trade finance income                                      616,920              690,613            1,297,312            1,451,531
  Trust fees                                                198,815              166,199              385,619              351,858
  Other service charges and fees                            393,541              531,888              733,421              965,273
  Other income                                               98,986               33,208              149,356               68,949
                                                     --------------       --------------       --------------       ---------------
        Total noninterest income                          6,119,714            5,539,398           11,468,837           10,114,584
                                                     --------------       --------------       --------------       ---------------

NONINTEREST EXPENSES
  Salaries and employee benefits                          6,879,321            7,172,292           13,872,339           13,711,102
  Occupancy expenses, net                                 1,071,640              976,208            2,198,605            1,948,678
  Equipment expenses                                        580,986              585,899            1,152,657            1,176,072
  Advertising and marketing                                 898,738              708,831            1,754,343            1,332,203
  Professional fees                                       1,795,820            1,370,336            2,605,452            2,304,853
  Data processing services                                  328,990              320,733              673,151              629,683
  Other expenses                                          2,364,440            1,571,361            4,279,328            3,211,686
                                                     --------------       --------------       --------------       ---------------
        Total noninterest expenses                       13,919,935           12,705,660           26,535,875           24,314,277
                                                     --------------       --------------       --------------       ---------------

Income before income taxes                                7,701,604            6,914,761           15,414,535           13,332,835
Provision for income taxes                                2,996,377            2,916,103            6,173,023            5,455,618
                                                     --------------       --------------       --------------       ---------------

Net income                                           $    4,705,227       $    3,998,658       $    9,241,512       $    7,877,217
                                                     ==============       ==============       ==============       ==============


Average number of common
 shares outstanding
  Basic                                                   9,167,817            9,116,760            9,133,104            9,152,242
  Diluted                                                 9,751,198            9,442,678            9,602,798            9,480,405
Per average common share
  Basic                                                       $0.51                $0.44                $1.01                $0.86
  Diluted                                                      0.49                 0.42                 0.96                 0.83
Dividends per common share                                     0.16                 0.14                 0.32                 0.28


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                          Three Months Ended                         Six Months Ended
                                                               June 30,                                   June 30,
                                                       2001                 2000                 2001                  2000
                                                   ------------         ------------         ------------          -----------
Net Income                                         $  4,705,227         $  3,998,658         $  9,241,512          $ 7,877,217


Other comprehensive income, net of tax:

   Unrealized holding (losses)gains
   arising during the period                           (216,084)             284,942              741,257              289,224
                                                   ------------         ------------         ------------          -----------


Comprehensive income                               $  4,489,143         $  4,283,600         $  9,982,769          $ 8,166,441
                                                   ============         ============         ============          ===========


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                        Six Months Ended
                                                                                            June 30,

                                                                                  2001                       2000
                                                                              -------------              -------------
Preferred Stock

  Balance at January 1                                                        $   2,402,760              $   2,443,430
  Conversions of Series B shares                                                       (580)                         -
  Redemption of Series B shares                                                     (23,400)                         -
  Conversions of Series D shares                                                    (21,000)                   (29,220)
                                                                              -------------              -------------
  Balance at June 30                                                          $   2,357,780              $   2,414,210
                                                                              =============              =============

Common Stock

  Balance at January 1                                                        $   9,563,329              $   8,723,051
  Conversions of preferred shares into common shares                                  2,481                      2,922
  Options exercised                                                                 211,792                      8,400
                                                                              -------------              -------------
  Balance at June 30                                                          $   9,777,602              $   8,734,373
                                                                              =============              =============

Capital Surplus

  Balance at January 1                                                        $  67,450,110              $  51,911,883
  Conversions of preferred shares into common shares                                 19,099                     26,298
  Issuance of shares under incentive compensation plan                                    -                   (214,369)
  Options exercised                                                               2,009,662                     62,517
                                                                              -------------              -------------
  Balance at June 30                                                          $  69,478,871              $  51,786,329
                                                                              =============              =============

Retained Earnings

  Balance at January 1                                                        $  47,466,602              $  52,360,024
  Net Income                                                                      9,241,512                  7,877,217
  Cash dividends paid - common shares                                            (2,913,983)                (2,308,040)
                      - preferred shares                                            (49,303)                   (41,527)
                                                                              -------------              -------------
  Balance at June 30                                                          $  53,744,828              $  57,887,674
                                                                              =============              =============

Accumulated Other Comprehensive Income(Loss), Net of Tax

  Balance at January 1                                                        $     (22,652)             $  (2,634,509)
                                                                              -------------              -------------
  Unrealized holding gains
   arising during the period

     Before tax                                                                   1,370,157                    534,615
     Tax expense                                                                   (628,900)                  (245,391)
                                                                              -------------              -------------
       Net of tax                                                                   741,257                    289,224
                                                                              -------------              -------------
  Balance at June 30                                                          $     718,605              $  (2,345,285)
                                                                              =============              =============

Treasury Stock

  Balance at January 1                                                        $  (7,986,763)             $  (6,515,522)
  Issuance of shares under incentive compensation plan                                    -                  1,537,179
  Surrender of shares issued under incentive
    compensation plan                                                            (1,402,458)                         -
  Purchase of common shares                                                               -                 (2,787,830)
                                                                              -------------              -------------
  Balance at June 30                                                          $  (9,389,221)             $  (7,766,173)
                                                                              =============              =============

Unearned Compensation

  Balance at January 1                                                        $  (1,857,292)             $  (1,048,230)
  Issuance of shares under incentive compensation plan                                    -                 (1,462,656)
  Amortization of unearned compensation                                             199,452                    166,212
                                                                              -------------              -------------
  Balance at June 30                                                          $  (1,657,840)             $  (2,344,674)
                                                                              =============              =============

Total Shareholders' Equity

  Balance at January 1                                                        $ 117,016,094              $ 105,240,127
  Net changes during period                                                       8,014,531                  3,126,327
                                                                              -------------              -------------
  Balance at June 30                                                          $ 125,030,625              $ 108,366,454
                                                                              =============              =============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    2001                      2000
                                                                              ---------------           ---------------
Operating Activities
  Net Income                                                                  $     9,241,512           $     7,877,217
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Provision for credit losses                                                     3,213,600                 3,039,600
    Depreciation and amortization of premises and equipment                           802,235                   807,385
    Deferred income tax provision                                                    (119,825)                 (335,773)
    Net change in loans held for sale                                             (11,463,278)               (6,633,994)
    Amortization of unearned compensation                                             199,452                   166,212
    Amortization of premiums of securities                                            588,725                   436,043
    Accretion of discounts on securities                                             (332,052)                 (558,104)
    (Decrease)Increase in accrued interest receivable                                 (56,161)                  126,255
    Increase(Decrease) in accrued expenses and other liabilities                    2,381,792                  (961,918)
    (Decrease)Increase in other assets                                             (2,098,644)                2,359,080
    Other, net                                                                     (1,402,458)               (4,051,955)
                                                                              ---------------           ---------------

        Net cash provided by operating activities                                     954,898                 2,270,048
                                                                              ---------------           ---------------

Investing Activities

  Purchase of premises and equipment                                               (1,611,672)                 (494,027)
  Increase in interest-bearing deposits                                              (856,010)                 (676,164)
  Increase in other real estate                                                      (138,052)                 (408,903)
  Net decrease in loans                                                            18,882,667                22,544,254
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                                36,642,988                17,845,771
  Purchases of securities - held to maturity                                                -               (25,217,336)
  Purchases of securities - available for sale                                    (67,733,749)              (46,813,583)
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                                              18,888,037                59,067,636
                                                                              ---------------           ---------------

        Net cash provided by investing activities                                   4,074,209                25,847,648
                                                                              ---------------           ---------------

Financing Activities

  Decrease in noninterest-bearing deposits                                        (29,259,246)              (16,294,136)
  Increase(Decrease) in interest-bearing deposits                                  45,133,530               (57,894,676)
  (Decrease)Increase in Federal funds purchased
   and securities sold under agreements to repurchase                             (52,697,517)               72,721,086
  Increase(Decrease) in commercial paper and
   other short-term borrowings                                                      1,797,949                (2,431,028)
  Purchase of treasury stock                                                                -                (2,787,830)
  Redemption of preferred stock                                                       (23,400)                        -
  Increase(Decrease) in other long-term debt                                       29,650,000               (10,350,000)
  Proceeds from exercise of stock options                                           2,221,454                    70,917
  Cash dividends paid on common and preferred stock                                (2,963,286)               (2,349,567)
                                                                              ---------------           ---------------

        Net cash used in financing activities                                      (6,140,516)              (19,315,234)
                                                                              ---------------           ---------------

Net (decrease) increase in cash and due from banks                                 (1,111,409)                8,802,462
Cash and due from banks - beginning of period                                      50,212,689                35,505,342
                                                                              ---------------           ---------------

Cash and due from banks - end of period                                       $    49,101,280           $    44,307,804
                                                                              ===============           ===============

Supplemental schedule of non-cash financing activities:

  Issuance of treasury stock                                                  $             -           $     1,537,179
  Preferred stock conversions                                                          21,000                    29,220
  Surrender of treasury shares issued under incentive
    compensation plan                                                              (1,402,458)                        -
Supplemental disclosure of cash flow information:
  Interest paid                                                                    15,459,001                18,128,827
  Income taxes paid                                                                 6,228,875                 5,407,951

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 2001 and 2000 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. The Board announced 10% stock dividends as follows on November 16, 2000, payable on December 11, 2000 to shareholders of record on December 1, 2000. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise -0- Series B shares (of 4,389 Series B shares authorized) and 238,961 Series D shares (of 300,000 Series D shares authorized). As of June 29, 2001, all outstanding Series B shares were called for redemption by the Company. Each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into 1.1561 Common Shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



         The Company provides a full range of financial products and services, including commercial loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2001 year-to-date average interest-earning assets were 60.6% loans (corporate lending was 77.1% and real estate lending was 19.8% of total loans, respectively) and 39.4% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 75% of loans are to borrowers located in the metropolitan New York area. The Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

         The following tables provide certain information regarding the Company's operating segments for the three and six month periods ended June 30, 2001 and 2000:

                                              Corporate           Real Estate          Company-wide
                                               Lending              Lending              Treasury                 Totals
                                            -------------        -------------        -------------          ---------------
Three Months Ended June 30, 2001
-------------------------------
Net interest income                         $   7,760,864        $   3,596,938        $   5,190,397          $    16,548,199
Noninterest income                              3,094,816            2,246,356               30,557                5,371,729
Depreciation and amortization                      45,742               52,198                   86                   98,026
Segment profit                                  4,855,752            2,957,078            6,074,439               13,887,269
Segment assets                                564,957,554          152,399,842          516,524,187            1,233,881,583


Three Months Ended June 30, 2000
-------------------------------
Net interest income                         $   8,932,589        $   2,657,235        $   3,379,524          $    14,969,348
Noninterest income                              2,978,498            1,747,675               30,275                4,756,448
Depreciation and amortization                      46,559               54,234                  170                  100,963
Segment profit                                  4,650,488            2,393,846            5,591,899               12,636,233
Segment assets                                528,307,089          109,116,551          525,970,164            1,163,393,804


Six Months Ended June 30, 2001
-----------------------------
Net interest income                         $  15,712,651        $   6,947,168        $   9,997,726          $    32,657,545
Noninterest income                              6,382,005            3,567,894               72,288               10,022,187
Depreciation and amortization                      86,487               98,583                  170                  185,240
Segment profit                                  9,514,112            5,554,694           11,793,572               26,862,378
Segment assets                                564,957,554          152,399,842          516,524,187            1,233,881,583


Six Months Ended June 30, 2000
-----------------------------
Net interest income                         $  14,873,362        $   4,923,907        $   9,191,108          $    28,988,377
Noninterest income                              5,625,505            3,102,363               76,825                8,804,693
Depreciation and amortization                      89,408               97,819                  340                  187,567
Segment profit                                  8,181,135            4,316,246           11,660,299               24,157,680
Segment assets                                528,307,089          109,116,551          525,970,164            1,163,393,804

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



         The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                       Three Months Ended                          Six Months Ended
                                                            June 30,                                   June 30,
                                                     2001                 2000                   2001                2000
                                                --------------       --------------       --------------        -------------
Net interest income:
  Total for reportable operating segments       $   16,548,199       $   14,969,348       $   32,657,545      $    28,988,377
  Other [1]                                            481,426              741,475            1,037,628            1,583,751
                                                --------------       --------------       --------------      ---------------

Consolidated net interest income                $   17,029,625       $   15,710,823       $   33,695,173      $    30,572,128
                                                ==============       ==============       ==============      ===============


Noninterest income:
  Total for reportable operating segments       $    5,371,729       $    4,756,448       $   10,022,187      $     8,804,693
  Other [1]                                            747,985              782,950            1,446,650            1,309,891
                                                --------------       --------------       --------------      ---------------

Consolidated noninterest income                 $    6,119,714       $    5,539,398       $   11,468,837      $    10,114,584
                                                ==============       ==============       ==============      ===============


Profit:
  Total for reportable operating segments       $   13,887,269       $   12,636,233       $   26,862,378      $    24,157,680
  Other [1]                                         (6,185,665)          (5,721,472)         (11,447,843)         (10,824,845)
                                                --------------       --------------       --------------      ---------------

Consolidated income before income taxes         $    7,701,604       $    6,914,761       $   15,414,535      $    13,332,835
                                                ==============       ==============       ==============      ===============



Assets:
  Total for reportable operating segments       $1,233,881,583       $1,163,393,804      $ 1,233,881,583      $ 1,163,393,804
  Other [1]                                         42,741,933           44,242,605           42,741,933           44,242,605
                                                --------------       --------------      ---------------      ---------------

Consolidated assets                             $1,276,623,516       $1,207,636,409      $ 1,276,623,516      $ 1,207,636,409
                                                ==============       ==============      ===============      ===============


[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

5. On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets (including securitizations) occurring after June 30, 2001. However, the provisions of SFAS No. 140 related to the recognition and reclassification of collateral in financial statements and disclosures related to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000.

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

                  Special hedge accounting treatment is permitted only if specific criteria are met. One requirement is that the hedging relationship be highly effective both at inception and on an ongoing basis. Hedge accounting is determined based on the type of hedge-fair value, cash flow or foreign currency hedge of a net investment in a foreign operation. Effective hedge results are recognized in current earnings for fair value hedges, in other comprehensive income for cash flow hedges and as part of the cumulative translation adjustment in other comprehensive income for foreign currency net investment hedges. Ineffective portions of hedges are recognized immediately in current earnings.

                  The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. At adoption, the Company recorded an insignificant loss and believes that SFAS No. 133 will not have a material impact on the Company's 2001 consolidated financial statements since the only derivatives that the Company has are interest rate floor contracts with a notional amount of $75 million.


7. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS
         No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The effect of adopting these standards is not expected to have a material impact on the Company's statements of financial condition and results of operations. These standards will become effective for the Company on January 1, 2002.

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation ("Factors"), Sterling National Mortgage Company, Inc.("SNMC"), Sterling National Servicing, Inc. ("SNS-Virginia") and Sterling Holding Company of Virginia, Inc. Sterling
Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. ("SREHC"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries and the term "the bank" refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in most areas of its business with other financial institutions. At June 30, 2001, the bank's year-to-date average earning assets (of which loans were 59% and investment securities were 40%) represented approximately 97% of the Company's year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

            Results for the Three Months Ended June 30, 2001 and 2000
            ---------------------------------------------------------


OVERVIEW

The Company reported net income for the three months ended June 30, 2001 of $4.7 million, representing $0.49 per share, calculated on a diluted basis, compared to $4.0 million, or $0.42 per share, calculated on a diluted basis, for the like period in 2000. This increase reflects higher net interest income and continued growth in noninterest income.

         Net interest income, on a tax equivalent basis, increased to $17.3 million for the second quarter of 2001 compared with $16.0 million for the same period in 2000, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 6.12% for the second quarter of 2001 compared to 6.03% for the like 2000 period. The net interest margin benefitted from a decrease of 80 basis points in the average cost of funds partially offset by a decrease of 59 basis points in the average yield on earning assets.

         Noninterest income rose to $6.1 million for the three months ended June 30, 2001 compared to $5.5 million for the like 2000 period principally due to continued growth in fees from mortgage banking, deposit services and factoring.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 24. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 22.

         Net interest income, on a tax equivalent basis, for the three months ended June 30, 2001 increased to $17,286,000 from $15,952,000 for the comparable period in 2000.

         Total interest income, on a tax equivalent basis, aggregated $24,458,000 for the second quarter of 2001 up from $24,390,000 for the same period of 2000. The tax equivalent yield on interest earning assets was 8.73% for the three months ended June 30, 2001 compared with 9.32% for the comparable period in 2000. The increase in interest income was due to an increase in income earned on the Company's loan portfolio. Loan balances increased as the result of the continued implementation of business plans designed to increase funds employed in this asset category. The decrease in yield on earning assets was primarily due to lower yields on loans primarily attributable to a lower interest rate environment on average in the 2001 period.

         Interest earned on the loan portfolio amounted to $16,756,000 which was up $267,000 when compared to a year ago. Average loan balances amounted to $704,022,000 which were up $82,485,000 from the prior year period. The increase in the average loans was primarily in the commercial and industrial, leasing and real estate loan segments. The decrease in the yield on the domestic loan portfolio to 10.13% for the three months ended June 30, 2001 from 11.36% for the comparable 2000 period was primarily attributable to a lower interest rate environment on average in the 2001 period.

         Interest expense on deposits decreased $456,000 for the three months ended June 30, 2001 to $4,892,000 from $5,348,000 for the comparable 2000 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 3.54% which was 59 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2001 period.

         Interest expense associated with borrowed funds decreased to $2,280,000 for the second quarter of 2001 from $3,090,000 in the comparable 2000 period as the result of lower average balances and lower funding costs. Average amounts of borrowed funds outstanding decreased $18,284,000 to $200,722,000 for the three months ended June 30, 2001. The average rate paid decreased to 4.55% from 5.73% in the prior year period reflecting the lower interest rate environment during the 2001 period.

Noninterest Income

Noninterest income increased $580,000 for the second quarter of 2001 from $5,539,000 in the like 2000 period primarily as a result of increased fees from mortgage banking, deposit services and factoring.

Noninterest Expenses

Noninterest expenses were $13,920,000 for the second quarter of 2001, an increase of $1,214,000 when compared with the like 2000 period primarily due to increased professional fees, advertising and marketing, occupancy and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.

             Results for the Six Months Ended June 30, 2001 and 2000
             -------------------------------------------------------


OVERVIEW

The Company reported net income for the six months ended June 30,2001 of $9.2 million, representing $0.96 per share, calculated on a diluted basis, compared to $7.9 million, or $0.83 per share calculated on a diluted basis, for the like period in 2000. This increase reflects continued growth in both net interest income and noninterest income as explained below.

     Net interest income, on a tax equivalent basis, increased to $34.2 million for the first six months of 2001 compared with $31.0 million for the same period in 2000, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 6.24% for the first six months of 2001 compared to 5.92% for the like 2000 period. The net interest margin benefitted from a decrease of 41 basis points in the average costs of funds partially offset by a 6 basis point decrease in the average yield on earning assets.

         Noninterest income rose to $11.5 million for the six months ended June 30,2001 compared to $10.1 million for the like 2000 period principally due to continued growth in fees from deposit services, mortgage banking and factoring.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense for the first six months, expressed in terms of fluctuation in average volume and rate are shown on page
25. Information as to the components of interest income and interest expense and average rates for the first six months is provided in the Average Balance Sheets shown on page 23.

         Net interest income, on a tax equivalent basis, for the six months ended June 30,2001 increased $3,167,000 to $34,202,000 from $31,035,000 for the comparable period in 2000.

         Total interest income, on a tax equivalent basis, aggregated $49,290,000 up $1,881,000 for the first half of 2001 as compared to $47,409,000 for the same period of 2000. The tax equivalent yield on interest-earning assets was 9.06% for the first six months of 2001 compared with 9.12% for the comparable period in 2000. The increase in interest income was due to increases in income earned on the Company's loan portfolio as a result of the continuation of management's strategy to increase funds employed in this asset category. The decrease in yield on earning assets was due to lower yields on loans primarily attributable to a lower interest rate environment on average in the 2000 period.

         Interest earned on the loan portfolio amounted to $34,015,000 up $2,507,000 when compared to a year ago. Average loan balances amounted to $691,206,000 up $80,767,000 from an average of $610,439,000 in the prior year period. The increase in the average loans, primarily in the leasing, real estate and commercial and industrial loan segments, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 10.67% for the six months ended June 30,2001 from 11.11% for the comparable 2000 period was primarily attributable to the lower interest rate environment in the 2001 period.

         Total interest expense decreased $1,286,000 to $15,088,000 for the first six months of 2001 from $16,374,000 for the comparable period in 2000. The decrease in interest expense was primarily due to lower average rates paid for interest-bearing deposits.

         Interest expense on deposits decreased $1,208,000 for the six months ended June 30,2001 to $10,240,000 from $11,448,000 for the comparable 2000 period due to decreases in average outstandings and the cost of funds. Average outstandings decreased $4,679,000 to $545,879,000 in 2001 from $550,558,000 in
2000. The average rate paid on interest-bearing deposits decreased to 3.78% in 2001 compared to 4.18% in the comparable year ago period reflecting the lower rate environment during the 2001 period.

         Interest expense associated with borrowed funds decreased to $4,848,000 for the first six months of 2001 from $4,926,000 in the comparable 2000 period as the result of lower rates paid for borrowed funds rates paid partially offset by higher average outstandings. The average rate paid decreased to 4.99% from 5.51% for the six months ended June 30, 2001 reflecting the lower rate environment during the 2001 period. The average amounts outstanding increased $13,766,000 to $195,784,000 for the prior year period.

Noninterest Income

Noninterest income increased $1,354,000 for the first six months of 2001 from $10,115,000 in the like 2000 period primarily as a result of increased fees from deposit services, mortgage banking and factoring.

Noninterest Expense

Noninterest expenses were $26,536,000 for the first six months of 2001, an increase of $2,222,000 when compared with the like 2000 period primarily due to increased advertising and marketing, professional fees, occupancy, salaries and employee benefits and various other expenses incurred to support growing levels of business activity and continued investments in the business franchise.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At June 30, 2001, the Company's portfolio of securities totalled $447,113,000 of which U.S. Government and U.S. Government corporations and agencies guaranteed mortgage-backed securities having an average life of approximately 3.9 years amounted to $402,314,000.

         Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. The following table presents information regarding securities available for sale:

                                                               GROSS              GROSS              ESTIMATED
                                          AMORTIZED          UNREALIZED         UNREALIZED            MARKET
JUNE 30, 2001                               COST               GAINS              LOSSES               VALUE
-------------                           ------------        ------------       -----------         ------------
U.S. Treasury securities                $  2,461,218        $      9,273       $       491         $  2,470,000
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                             153,977,243           1,016,601           654,416          154,339,428
Obligations of state and
  political institutions                  34,554,027             912,304             4,596           35,461,735
Other debt securities                      2,995,642              34,358            --                3,030,000
Federal Reserve Bank and
  other equity securities                  7,072,142              15,255            --                7,087,397
                                        ------------        ------------       -----------         ------------

        Total                           $201,060,272        $  1,987,791       $   659,503         $202,388,560
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

         The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The following table presents information regarding securities held to maturity:

                                                                         GROSS              GROSS              ESTIMATED
                                                    CARRYING           UNREALIZED          UNREALIZED           MARKET
JUNE 30, 2001                                        VALUE               GAINS              LOSSES               VALUE
-------------                                     ------------        ------------        -----------        ------------
Obligations of U.S. government
 corporations and agencies--
 mortgage-backed securities                       $242,474,508        $  3,404,959        $   867,959        $245,011,508
Debt securities issued by
  Foreign governments                                2,250,000              --                --                2,250,000
                                                  ------------        ------------        -----------        ------------

        Total                                     $244,724,508        $  3,404,959        $   867,959        $247,261,508
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

         The Company's commercial and industrial loan portfolio represents approximately 63% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 20% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia.

The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 15% of gross loans. The collateral securing any loan may vary in value based on market conditions.

         The following table sets forth the composition of the Company's loan portfolio:

                                                                    June 30,
                                             ----------------------------------------------------
                                                     2001                            2000
                                             --------------------          ----------------------
                                                            ($ in thousands)
                                                             % of                            % of
                                             Balances       Gross          Balances         Gross
                                             --------       -----          --------         -----
Domestic
  Commercial and industrial                  $472,941        62.5%         $442,195          64.6%
  Equipment lease financing                   110,939        14.7           101,134          14.8
  Real estate                                 150,871        19.9           113,058          16.5
  Installment - individuals                     8,764         1.2             7,783           1.1
  Loans to depository institutions             12,000         1.6            20,000           2.9
Foreign

  Government and official institutions            777         0.1               777           0.1
                                             --------       -----          --------         -----
Gross loan                                    756,292       100.0%          684,947         100.0%
                                                            ======                          =====
  Unearned discounts                           15,607                        13,994
                                             --------                      --------

Loans, net of unearned discounts             $740,685                      $670,953
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

         The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 2001, the ratio of the allowance to loans, net of unearned discounts, was 1.77% and the allowance was $13,106,000. At such date, the Company's non- accrual loans amounted to $1,551,000; $315,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $ 80,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for credit losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 2001. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $676,000 at June 30, 2001.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

         The following table provides certain information with respect to the Company's deposits:

                                                                June 30,
                                       ---------------------------------------------------------
                                                2001                               2000
                                       ----------------------             ----------------------
                                                           ($ in thousands)
                                                         % of                               % of
                                       Balances         Total             Balances         Total
                                       --------         -----             --------         -----
Domestic

  Demand                               $311,780          35.4%            $275,514          35.0%
  NOW                                    86,826           9.8               69,710           8.8
  Savings                                28,556           3.2               25,590           3.2
  Money market                          181,535          20.6              144,305          18.3
  Time deposits                         270,484          30.7              270,382          34.3
                                       --------         -----             --------         -----

      Total domestic deposits           879,181          99.7              785,501          99.6
Foreign
  Time deposits                           2,975           0.3                2,830           0.4
                                       --------         -----             --------         -----

      Total deposits                   $882,156         100.0%            $788,331         100.0%
                                       ========         =====             ========         =====


Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customer's balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 22 and 23.

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 26. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At June 30, 2001, the Company and the bank exceeded the requirements for "well capitalized" institutions. Under the provisions of the Gramm-Leach-Bliley Act of 1999, in order for the parent company to maintain its status as a financial holding company, the bank must remain "well capitalized."

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Three Months Ended June 30,

                             (dollars in thousands)


                                                          2001                                          2000
                                          ------------------------------------         ------------------------------------------
                                            Average                   Average          Average                            Average
ASSETS                                      Balance       Interest     Rate            Balance            Interest         Rate
                                          -----------    ----------  ---------        ---------           --------        -------
Interest-bearing deposits
  with other banks                       $     2,880      $    22       3.32%        $    1,868            $    23           5.29%
Investment securities:
  Available for sale                         162,259        2,681       6.61            124,048              2,046           6.60
  Held to maturity                           257,103        4,369       6.80            304,323              5,228           6.87
  Tax-exempt  [2]                             33,825          625       7.41             32,283                594           7.40
Federal funds sold                               473            5       4.24                604                 10           6.38
Loans, net of unearned discounts
  Domestic  [3]                              703,245       16,744      10.13            620,755             16,475          11.36
  Foreign                                        777           12       6.17                782                 14           7.42
                                          -----------      -------                    ----------            -------

TOTAL INTEREST-EARNING ASSETS              1,160,562       24,458       8.73%         1,084,663             24,390           9.32%
                                                           -------     ======                               -------         ======

Cash and due from banks                       43,211                                     39,426
Allowance for credit losses                  (13,423)                                   (12,051)
Goodwill                                      21,158                                     21,158
Other assets                                  27,430                                     22,013
                                          -----------                                 ----------

                  TOTAL ASSETS            $1,238,938                                 $1,155,209
                                          ===========                                ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY

Interest-bearing deposits
  Domestic

   Savings                                $   27,217          164       2.42%        $   24,254                143           2.37%
   NOW                                        75,514          400       2.12             69,337                430           2.50
   Money market                              189,030        1,108       2.35            158,586              1,238           3.14
   Time                                      259,260        3,185       4.93            265,674              3,505           5.31
  Foreign

   Time                                        2,975           35       4.77              2,830                 32           4.54
                                          -----------      -------                    ----------            -------
        Total interest-bearing deposits      553,996        4,892       3.54            520,681              5,348           4.13
                                          -----------      -------                    ----------            -------

Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                  118,299        1,334       4.52            169,115              2,465           5.86
  Commercial paper                            39,718          453       4.58             26,463                341           5.18
  Other short-term debt                        2,355           26       4.44             12,728                177           5.58
  Long-term debt                              40,350          467       4.63             10,700                107           5.22
                                          -----------      -------                    ----------            -------
                Total borrowings             200,722        2,280       4.55            219,006              3,090           5.73
                                          -----------      -------                    ----------            -------

TOTAL INTEREST-BEARING LIABILITIES           754,718        7,172       3.81%           739,687              8,438           4.61%
                                                           -------     ======                               -------         ======

Noninterest-bearing deposits                 290,139                                    251,972
Other liabilities                             72,372                                     58,317
                                          -----------                                 ----------
               Total liabilities           1,117,229                                  1,049,976

Shareholders' equity                         121,709                                    105,233
                                          -----------                                 ----------
             TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY        $1,238,938                                 $1,155,209
                                          ===========                                ===========

Net interest income/spread                                 17,286       4.92%                               15,952           4.71%
                                                                       ======                                               ======

Net yield on interest-earning
  assets (margin)                                                       6.12%                                                6.03%
                                                                       ======                                               ======

Less: Tax equivalent adjustment                               257                                              244
                                                           -------                                          -------

Net interest income                                       $17,029                                          $15,708
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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                            Six Months Ended June 30,

                             (dollars in thousands)


                                                           2001                                            2000
                                      -----------------------------------------------   ------------------------------------------
                                          Average                          Average          Average                       Average
ASSETS                                    Balance          Interest         Rate            Balance         Interest       Rate
                                      ----------------   --------------  ------------   ----------------  --------------  --------
Interest-bearing deposits
  with other banks                     $        2,901  $            58          4.03%     $       2,479      $       59      4.98%
Investment securities:
  Available for sale                          145,299            4,885          6.72            126,952           4,175      6.58
  Held to maturity                            266,286            9,074          6.82            302,333          10,363      6.86
  Tax-exempt  [2]                              33,378            1,233          7.45             30,770           1,125      7.35
Federal funds sold                                928               25          5.26              6,418             179      5.52
Loans, net of unearned discounts
  Domestic  [3]                               690,429           33,988         10.67            609,657          31,480     11.11
  Foreign                                         777               27          6.89                782              28      7.22
                                      ----------------   --------------                 ----------------     -----------

TOTAL INTEREST-EARNING ASSETS               1,139,998           49,290          9.06%         1,079,391          47,409      9.12%
                                                         --------------  ============                        -----------  ========

Cash and due from banks                        44,539                                            37,184
Allowance for credit losses                   (13,317)                                          (11,801)
Goodwill                                       21,158                                            21,158
Other assets                                   26,571                                            22,386
                                      ----------------                                  ----------------

                  TOTAL ASSETS         $    1,218,949                                     $   1,148,318
                                      ================                                  ================

LIABILITIES AND SHAREHOLDERS'
  EQUITY

Interest-bearing deposits
  Domestic

   Savings                             $       26,081              311          2.40%     $      24,242             285      2.37%
   NOW                                         73,888              835          2.28             70,802             875      2.49
   Money market                               185,370            2,419          2.63            161,014           2,537      3.17
   Time                                       257,565            6,603          5.17            291,670           7,689      5.30
  Foreign

   Time                                         2,975               72          4.91              2,830              62      4.44
                                      ----------------   --------------                 ----------------     -----------
Total interest-bearing deposits               545,879           10,240          3.78            550,558          11,448      4.18
                                      ----------------   --------------                 ----------------     -----------

Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                   123,898            3,133          5.10            129,600           3,618      5.61
  Commercial paper                             35,717              868          4.90             29,247             737      5.06
  Other short-term debt                         3,209               85          5.37              9,764             269      5.54
  Long-term debt                               32,960              762          4.62             13,407             302      5.47
                                      ----------------   --------------                 ----------------     -----------
                Total borrowings              195,784            4,848          4.99            182,018           4,926      5.51
                                      ----------------   --------------                 ----------------     -----------

TOTAL INTEREST-BEARING LIABILITIES            741,663           15,088          4.10%           732,576          16,374      4.51%
                                                         --------------  ============                        -----------  ========

Noninterest-bearing deposits                  287,665                                           252,157
Other liabilities                              70,391                                            59,022
                                      ----------------                                  ----------------
               Total liabilities            1,099,719                                         1,043,755

Shareholders' equity                          119,230                                           104,563
                                      ----------------                                  ----------------
             TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY     $    1,218,949                                     $   1,148,318
                                      ================                                  ================
Net interest income/spread                                      34,202          4.96%                            31,035      4.61%
                                                                         ============                                     ========

Net yield on interest-earning
  assets (margin)                                                               6.24%                                        5.92%
                                                                         ============                                     ========

Less: Tax equivalent adjustment                                    507                                              463
                                                         --------------                                      -----------

Net interest income                                    $        33,695                                       $   30,572
                                                         ==============                                      ===========

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 2000 amounts to conform to current presentation.
[2] Interest on tax-exempt securities is presented on a tax equivalent basis.
[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                                                     Increase/(Decrease)
                                                                                     Three Months Ended
                                                                               June 30, 2001 to June 30, 2000
                                                               --------------------------------------------------------------
                                                                  Volume                    Rate                   Net [2]
                                                               ------------             ------------             ------------
INTEREST INCOME
Interest-bearing deposits with other banks                     $         10             $        (11)            $         (1)
                                                               ------------             ------------             ------------
Investment securities

  Available for sale                                                    632                        3                      635
  Held to maturity                                                     (806)                     (53)                    (859)
  Tax-exempt                                                             30                        1                       31
                                                               ------------             ------------             ------------
      Total investment securities                                      (144)                     (49)                    (193)
                                                               ------------             ------------             ------------

Federal funds sold                                                       (2)                      (3)                      (5)
                                                               ------------             ------------             ------------

Loans, net of unearned discounts
  Domestic [3]                                                        2,246                   (1,977)                     269
  Foreign                                                                --                       (2)                      (2)
                                                               ------------             ------------             ------------
      Total loans, net of unearned discount                           2,246                   (1,979)                     267
                                                               ------------             ------------             ------------

TOTAL INTEREST INCOME                                          $      2,110             $     (2,042)            $         68
                                                               ============             ============             ============


INTEREST EXPENSE
Interest-bearing deposits
  Domestic

    Savings                                                    $         18             $          3             $         21
    NOW                                                                  38                      (68)                     (30)
    Money market                                                        214                     (344)                    (130)
    Time                                                                (81)                    (239)                    (320)
  Foreign

    Time                                                                  1                        2                        3
                                                               ------------             ------------             ------------
      Total interest-bearing deposits                                   190                     (646)                    (456)
                                                               ------------             ------------             ------------

Borrowings

  Federal funds purchased and securities sold
    under agreements to repurchase                                     (642)                    (489)                  (1,131)
  Commercial paper                                                      156                      (44)                     112
  Other short-term debt                                                (121)                     (30)                    (151)
  Long-term debt                                                        376                      (16)                     360
                                                               ------------             ------------             ------------
      Total borrowings                                                 (231)                    (579)                    (810)
                                                               ------------             ------------             ------------

TOTAL INTEREST EXPENSE                                         $        (41)            $     (1,225)            $     (1,266)
                                                               ============             ============             ============

NET INTEREST INCOME                                            $      2,151             $       (817)            $      1,334
                                                               ============             ============             ============

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

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)


                                                                                Increase/(Decrease)
                                                                                 Six Months Ended
                                                                          June 30, 2001 to June 30, 2000
                                                         --------------------------------------------------------------
                                                           Volume                    Rate                    Net [2]
                                                         ------------             ------------             ------------
INTEREST INCOME
Interest-bearing deposits with other banks               $         10             $        (11)            $         (1)
                                                         ------------             ------------             ------------
Investment securities

  Available for sale                                              614                       96                      710
  Held to maturity                                             (1,234)                     (55)                  (1,289)
  Tax-exempt                                                       93                       15                      108
                                                         ------------             ------------             ------------
      Total investment securities                                (527)                      56                     (471)
                                                         ------------             ------------             ------------

Federal funds sold                                               (146)                      (8)                    (154)
                                                         ------------             ------------             ------------

Loans, net of unearned discounts
  Domestic [3]                                                  3,896                   (1,388)                   2,508
  Foreign                                                          --                       (1)                      (1)
                                                         ------------             ------------             ------------
      Total loans, net of unearned discount                     3,896                   (1,389)                   2,507
                                                         ------------             ------------             ------------

TOTAL INTEREST INCOME                                    $      3,233             $     (1,352)            $      1,881
                                                         ============             ============             ============


INTEREST EXPENSE
Interest-bearing deposits
  Domestic

    Savings                                              $         22             $          4             $         26
    NOW                                                            30                      (70)                     (40)
    Money market                                                  334                     (452)                    (118)
    Time                                                         (911)                    (175)                  (1,086)
  Foreign

    Time                                                            2                        8                       10
                                                         ------------             ------------             ------------
      Total interest-bearing deposits                            (523)                    (685)                  (1,208)
                                                         ------------             ------------             ------------

Borrowings

  Federal funds purchased and securities sold
    under agreements to repurchase                               (183)                    (302)                    (485)
  Commercial paper                                                154                      (23)                     131
  Other short-term debt                                          (176)                      (8)                    (184)
  Long-term debt                                                  518                      (58)                     460
                                                         ------------             ------------             ------------
      Total borrowings                                            313                     (391)                     (78)
                                                         ------------             ------------             ------------

TOTAL INTEREST EXPENSE                                   $       (210)            $     (1,076)            $     (1,286)
                                                         ============             ============             ============

NET INTEREST INCOME                                      $      3,443             $       (276)            $      3,167
                                                         ============             ============             ============

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

                        STERLING BANCORP AND SUBSIDIARIES

                          REGULATORY CAPITAL AND RATIOS

RATIOS AND MINIMUMS

(dollars in thousands)

                                                                                      FOR CAPITAL                 TO BE WELL
                                                                ACTUAL             ADEQUACY MINIMUM              CAPITALIZED
                                                  --------------------------    ----------------------    -------------------------
AS OF JUNE 30, 2001                                  AMOUNT         RATIO         AMOUNT       RATIO        AMOUNT        RATIO
--------------------------------------------      --------------  ----------    ------------  --------    ------------  -----------
Total Capital (to Risk Weighted Assets):

  The Company                                          $112,912       14.53%         62,182      8.00%        $77,727        10.00%
  The bank                                               95,365       12.94          58,941      8.00          73,677        10.00

Tier 1 Capital (to Risk Weighted Assets):

  The Company                                           103,154       13.27          31,091      4.00          46,636         6.00
  The bank                                               86,128       11.69          29,471      4.00          44,206         6.00

Tier 1 Leverage Capital (to Average Assets):

  The Company                                           103,154        8.47          48,711      4.00          60,889         5.00
  The bank                                               86,128        7.32          47,077      4.00          58,846         5.00



AS OF DECEMBER 31, 2000
--------------------------------------------
Total Capital (to Risk Weighted Assets):

  The Company                                          $105,503       13.35%        $63,205      8.00%        $79,006        10.00%
  The bank                                               86,877       11.44          60,746      8.00          75,933        10.00

Tier 1 Capital (to Risk Weighted Assets):

  The Company                                            95,593       12.10          31,602      4.00          47,404         6.00
  The bank                                               77,367       10.19          30,373      4.00          45,560         6.00

Tier 1 Leverage Capital (to Average Assets):

  The Company                                            95,593        8.11          47,141      4.00          58,926         5.00
  The bank                                               77,367        6.73          46,015      4.00          57,519         5.00

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

         A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest-rate sensitive assets exceed interest-rate sensitive liabilities generally will result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on an institution's net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The Company utilizes the gap analysis to complement its income simulations modeling.

         The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at June 30, 2001, is presented on page 30. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

         As part of its interest rate risk strategy, the Company uses certain financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors based on recommendations of the Asset/Liability Committee, governing the use of certain financial instruments (derivatives), including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis.

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

         At June 30, 2001, the Company utilized three interest rate floor contracts having a notional amount totaling $75 million consisting of a contract with a notional amount of $25 million and a final maturity of November 15, 2001 and two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At June 30, 2001, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

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

         The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 2001, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 2.48% ($1,635,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 2.06% ($1,357,000) decline from an unchanged rate environment.

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

         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change "caps" or "floors" on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.

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

         At June 30, 2001, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $40,595,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $43,439,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

                                                                               Repricing Date
                                       ---------------------------------------------------------------------------------------------
                                                        More than       More than                           Non-
                                        3 months        3 months        1 year to          Over             Rate
                                        or less         to 1 year        5 years          5 years        Sensitive           Total
                                       ----------      ----------       ----------       ----------      ----------       ----------
ASSETS
  Interest-bearing deposits
    with other banks                   $    3,513      $       --       $       --       $       --      $       --       $    3,513
  Investment securities                     3,394           2,960           40,698          392,974           7,088          447,114
  Loans, net of unearned
    discounts                                  --
      Commercial and industrial           470,971           2,570            2,266              132            (537)         475,402
      Loans to depository
       institutions                        12,000              --               --               --              --           12,000
      Lease financing                      33,966           3,373           64,750            8,851         (14,969)          95,971
      Real estate                          76,502           5,791           29,231           36,349             (51)         147,822
      Installment                           5,285              96            2,709              674             (50)           8,714
      Foreign government and
       official institutions                   --             777               --               --              --              777
  Noninterest-earning
    assets and allowance
    for credit losses                          --              --               --               --          85,311           85,311
                                       ----------      ----------       ----------       ----------      ----------       ----------
      Total Assets                        605,631          15,567          139,654          438,980          76,792        1,276,624
                                       ----------      ----------       ----------       ----------      ----------       ----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings [1]                                --              --           28,556               --              --           28,556
    NOW [1]                                    --              --           86,826               --              --           86,826
    Money market [1]                      146,664              --           34,871               --              --          181,535
    Time - domestic                       163,922          73,886           32,676               --              --          270,484
         - foreign                          1,795           1,180               --               --              --            2,975
  Federal funds purchased &
    securities sold u/a/r                 109,552             514               --               --              --          110,066
  Commercial paper                         40,245              --               --               --              --           40,245
  Other short-term borrowings               4,592             350               --               --              --            4,942
  Long-term borrowings - FHLB              10,000          20,000           10,350               --              --           40,350
  Noninterest-bearing liabilities
   and shareholders' equity                    --              --               --               --         510,645          510,645
                                       ----------      ----------       ----------       ----------      ----------       ----------
      Total Liabilities and
        Shareholders' Equity              476,770          95,930          193,279               --         510,645        1,276,624
                                       ----------      ----------       ----------       ----------      ----------       ----------
  Net Interest Rate
    Sensitivity Gap                    $  128,861      $  (80,363)      $  (53,625)      $  438,980      $ (433,853)      $       --
                                       ==========      ==========       ==========       ==========      ==========       ==========
  Cumulative Gap
    June 30, 2001                      $  128,861      $   48,498       $   (5,127)      $  433,853      $       --       $       --
                                       ==========      ==========       ==========       ==========      ==========       ==========
  Cumulative Gap
    June 30, 2000                      $   47,967      $  (56,055)      $ (102,206)      $  368,200      $       --       $       --
                                       ==========      ==========       ==========       ==========      ==========       ==========
  Cumulative Gap
    December 31, 2000                  $  101,033      $   24,199       $   (9,231)      $  455,154      $       --       $       --
                                       ==========      ==========       ==========       ==========      ==========       ==========

[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and runoff experience.

                        STERLING BANCORP AND SUBSIDIARIES



                           PART II - OTHER INFORMATION



Item 4.Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 19, 2001.

         (b) The following matters were submitted to a vote of the Shareholders of the Company:

                  (1) Election of Directors

                            Nominee                        Total Votes For                Total Votes Against
                            -------                        ---------------                -------------------
                        Robert Abrams                           8,081,366                      741,480
                        Joseph M. Adamko                        8,084,140                      738,706
                        Lillian Berkman                         8,141,514                      681,332
                        Louis J. Cappelli                       8,118,617                      704,229
                        Walter Feldesman                        7,977,924                      844,922
                        Allan F. Hershfield                     8,088,277                      734,569
                        Henry J. Humphreys                      8,084,581                      738,265
                        John C. Millman                         8,118,197                      704,649
                        Maxwell M. Rabb                         8,021,030                      801,816
                        Eugene T. Rossides                      8,045,280                      777,566

                        There were no abstentions or broker nonvotes.

                  (2)   Amendment of Stock Incentive Plan

                        Total Votes For                                5,921,985
                        Total Votes Against                            2,872,445
                        Total Abstentions                                 28,416
                        Total Broker Nonvotes                             -0-


                  (3)   Adoption of Key Executive Incentive Bonus Plan

                        Total Votes For                                8,378,441
                        Total Votes Against                              405,249
                        Total Abstentions                                 39,156
                        Total Broker Nonvotes                             -0-

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

                                                   STERLING BANCORP
                                                   .............................
                                                   (Registrant)




         Date    08/13/01               /s/  Louis J. Cappelli
                                             -----------------------------------
                                             Louis J. Cappelli
                                             Chairman and
                                             Chief Executive Officer

         Date    08/13/01               /s/  John W. Tietjen
                                             -----------------------------------
                                             John W. Tietjen
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX



                                                                  Incorporated                             Sequential
    Exhibit                                                         Herein By                  Filed          Page
    Number                           Description                  Reference To                Herewith        No.
    ------                           -----------                  ------------                --------     ----------
      11                             Computation of                                              X
                                     Per Share Earnings