Form 10-Q
period 2001-09-30
STERLING BANCORP
filed 2001-11-14
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	13-2565216

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y	10019-6108

(Address of principal executive offices)	(Zip Code)

212-757-3300

(Registrant’s telephone number, including area code)

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

[X] Yes [   ] No

As of September 30, 2001 there were 9,313,518 shares of common stock,
$1.00 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
BUSINESS
Results for the Three Months Ended September 30, 2001 and 2000
Results for the Nine Months Ended September 30, 2001 and 2000
BALANCE SHEET ANALYSIS
CAPITAL
Average Balance Sheets [1]
Rate/Volume Analysis [1]
Regulatory Capital and Ratios
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ASSET/LIABILITY MANAGEMENT
Interest Rate Sensitivity
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
COMPUTATION OF PER SHARE EARNINGS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
BUSINESS
Results for the Three Months Ended September 30, 2001 and 2000
Results for the Nine Months Ended September 30, 2001 and 2000
BALANCE SHEET ANALYSIS
CAPITAL
Average Balance Sheets [1]
Rate/Volume Analysis [1]
Regulatory Capital and Ratios
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ASSET/LIABILITY MANAGEMENT
Interest Rate Sensitivity
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
COMPUTATION OF PER SHARE EARNINGS

STERLING BANCORP

Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Financial Statements	3

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Business	13

Results for Three Months	13

Results for Nine Months	15

Balance Sheet Analysis	17

Capital	21

Average Balance Sheets	22

Rate/Volume Analysis	24

Regulatory Capital and Ratios	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management	27

Interest Rate Sensitivity	30

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	31

SIGNATURES	31

EXHIBIT INDEX

Exhibit 11 Computation of Per Share Earnings	33

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000

ASSETS

Cash and due from banks	$47,844,395	$50,212,689

Interest-bearing deposits with other banks	4,211,014	2,656,678

Federal funds sold	5,000,000	--

Securities available for sale	163,429,838	62,060,656

Securities available for sale — pledged	80,182,247	90,138,534

Securities held to maturity	134,332,469	104,585,942

Securities held to maturity — pledged	108,092,589	177,011,726

Total investment securities	486,037,143	433,796,858

Loans, net of unearned discounts	783,514,765	750,887,822

Less allowance for credit losses	13,468,638	12,675,052

Loans, net	770,046,127	738,212,770

Customers’ liability under acceptances	1,333,420	987,048

Excess cost over equity in net assets of the banking subsidiary	21,158,440	21,158,440

Premises and equipment, net	7,232,186	5,469,462

Other real estate	673,056	647,994

Accrued interest receivable	6,067,389	5,195,956

Other assets	14,126,093	12,410,719

	$1,363,729,263	$1,270,748,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits

Noninterest-bearing deposits	$323,610,618	$341,039,328

Interest-bearing deposits	677,202,411	525,242,856

Total deposits	1,000,813,029	866,282,184

Federal funds purchased and securities sold under agreements to repurchase	61,426,791	162,763,009

Commercial paper	35,284,700	25,655,020

Other short-term borrowings	9,031,295	17,733,482

Acceptances outstanding	1,333,420	987,048

Accrued expenses and other liabilities	84,017,007	69,611,777

	1,191,906,242	1,143,032,520

Long-term debt — FHLB	40,350,000	10,700,000

Total liabilities	1,232,256,242	1,153,732,520

Commitments and contingent liabilities

Shareholders’ equity Preferred stock, $5 par value. Authorized 644,389 shares Series B, issued -0- and 1,199 shares, respectively	—	23,980

Series D, issued 235,179 and 237,878 shares, respectively	2,351,790	2,378,780

	2,351,790	2,402,760

Common stock, $1 par value. Authorized 20,000,000 shares; issued 9,876,874 and 9,563,329 shares, respectively	9,876,874	9,563,329

Capital surplus	70,979,605	67,450,110

Retained earnings	57,225,620	47,466,602

Accumulated other comprehensive income(loss), net of tax	2,998,849	(22,652)

	143,432,738	126,860,149

Less

Common shares in treasury at cost, 563,356 and 473,125 shares, respectively	10,401,603	7,986,763

Unearned compensation	1,558,114	1,857,292

Total shareholders’ equity	131,473,021	117,016,094

	$1,363,729,263	$1,270,748,614

See Notes to Consolidated Financial Statements

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

INTEREST INCOME

Loans	$16,327,504	$17,362,186	$50,342,902	$48,869,738

Investment securities Available for sale	3,232,726	2,409,409	8,843,426	7,246,480

Held to maturity	4,033,164	5,124,572	13,107,623	15,487,800

Federal funds sold	54,933	10,283	79,494	189,311

Deposits with other banks	28,296	25,966	86,224	84,829

Total interest income	23,676,623	24,932,416	72,459,669	71,878,158

INTEREST EXPENSE

Deposits	4,831,922	5,668,635	15,071,425	17,116,264

Federal funds purchased and securities sold under agreements to repurchase	547,627	2,588,850	3,680,591	6,206,974

Commercial paper	357,027	371,943	1,225,377	1,108,575

Other short-term borrowings	38,698	169,339	124,114	438,134

Long-term debt	466,803	107,224	1,228,443	409,658

Total interest expense	6,242,077	8,905,991	21,329,950	25,279,605

Net interest income	17,434,546	16,026,425	51,129,719	46,598,553

Provision for credit losses	2,017,800	1,478,600	5,231,400	4,518,200

Net interest income after provision for credit losses	15,416,746	14,547,825	45,898,319	42,080,353

NONINTEREST INCOME

Factoring income	1,371,780	1,391,732	4,086,996	3,782,349

Mortgage banking income	2,216,606	1,529,230	5,639,722	4,419,367

Service charges on deposit accounts	1,478,183	1,407,675	4,242,980	3,403,894

Trade finance income	646,189	631,627	1,943,501	2,083,158

Trust fees	171,178	171,282	556,797	523,140

Other service charges and fees	475,376	423,500	1,208,797	1,388,773

Other income	158,297	73,773	307,653	142,722

Total noninterest income	6,517,609	5,628,819	17,986,446	15,743,403

NONINTEREST EXPENSES

Salaries and employee benefits	7,072,561	7,086,680	20,944,900	20,797,782

Occupancy expenses, net	1,346,724	1,197,744	3,545,329	3,146,422

Equipment expenses	698,595	604,153	1,851,252	1,780,225

Advertising and marketing	670,824	528,833	2,425,167	1,861,036

Professional fees	1,351,293	1,037,658	3,956,745	3,342,511

Data processing services	328,329	254,229	1,001,480	883,912

Other expenses	2,053,432	1,937,099	6,332,760	5,148,785

Total noninterest expenses	13,521,758	12,646,396	40,057,633	36,960,673

Income before income taxes	8,412,597	7,530,248	23,827,132	20,863,083

Provision for income taxes	3,419,876	3,344,153	9,592,899	8,799,771

Net income	$4,992,721	$4,186,095	$14,234,233	$12,063,312

Average number of common shares outstanding

Basic	9,314,674	9,091,680	9,193,978	9,133,057

Diluted	9,957,938	9,401,626	9,732,346	9,373,581

Per average common share

Basic	$0.53	$0.46	$1.54	$1.32

Diluted	0.50	0.45	1.46	1.28

Dividends per common share	0.16	0.14	0.48	0.42

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net Income	$4,992,721	$4,186,095	$14,234,233	$12,063,312

Other comprehensive income, net of tax:

Unrealized holding gains arising during the period	2,280,244	915,857	3,021,501	1,205,081

Comprehensive income	$7,272,965	$5,101,952	$17,255,734	$13,268,393

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended
	September 30,
	2001	2000

Preferred Stock

Balance at January 1	$2,402,760	$2,443,430

Conversions of Series B shares	(2,460)	--

Redemption of Series B shares	(21,520)	--

Conversions of Series D shares	(26,990)	(29,220)

Balance at September 30	$2,351,790	$2,414,210

Common Stock

Balance at January 1	$9,563,329	$8,723,051

Conversions of preferred shares into common shares	3,390	2,922

Options exercised	310,155	9,000

Balance at September 30	$9,876,874	$8,734,973

Capital Surplus

Balance at January 1	$67,450,110	$51,911,883

Conversions of preferred shares into common shares	26,064	26,298

Redemption of Series B shares	(8,612)	--

Issuance of shares under incentive compensation plan	—	(214,369)

Options exercised	3,512,043	68,421

Balance at September 30	$70,979,605	$51,792,233

Retained Earnings

Balance at January 1	$47,466,602	$52,360,024

Net Income	14,234,233	12,063,312

Cash dividends paid — common shares	(4,401,484)	(3,454,897)

— preferred shares	(73,731)	(62,067)

Balance at September 30	$57,225,620	$60,906,372

Accumulated Other Comprehensive Income(Loss), Net of Tax Balance at January 1	$(22,652)	$(2,634,509)

Unrealized holding gains arising during the period

Before tax	5,585,026	2,227,509

Tax expense	(2,563,525)	(1,022,428)

Net of tax	3,021,501	1,205,081

Balance at September 30	$2,998,849	$(1,429,428)

Treasury Stock

Balance at January 1	$(7,986,763)	$(6,515,522)

Issuance of shares under incentive compensation plan	—	1,537,179

Surrender of shares issued under incentive compensation plan	(1,459,673)	--

Purchase of common shares	(955,167)	(3,008,420)

Balance at September 30	$(10,401,603)	$(7,986,763)

Unearned Compensation

Balance at January 1	$(1,857,292)	$(1,048,230)

Issuance of shares under incentive compensation plan	—	(1,462,656)

Amortization of unearned compensation	299,178	265,938

Balance at September 30	$(1,558,114)	$(2,244,948)

Total Shareholders’ Equity

Balance at January 1	$117,016,094	$105,240,127

Net changes during period	14,456,927	6,946,522

Balance at September 30	$131,473,021	$112,186,649

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2001	2000

Operating Activities

Net Income	$14,234,233	$12,063,312

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses	5,231,400	4,518,200

Depreciation and amortization of premises and equipment	1,272,689	1,243,106

Deferred income tax benefit	(716,738)	(350,698)

Net change in loans held for sale	(11,945,324)	(1,642,130)

Amortization of unearned compensation	299,178	265,938

Amortization of premiums of securities	950,159	648,463

Accretion of discounts on securities	(518,548)	(820,972)

Decrease in accrued interest receivable	(871,433)	(526,311)

Increase in accrued expenses and other liabilities	14,405,230	8,647,876

Increase in other assets	(3,562,160)	(6,653,670)

Other, net	(1,459,669)	(139,846)

Net cash provided by operating activities	17,319,017	17,253,268

Investing Activities

Purchase of premises and equipment	(3,035,413)	(712,091)

Increase in interest-bearing deposits	(1,554,336)	(547,463)

Increase in Federal funds sold	(5,000,000)	--

Increase in other real estate	(25,062)	(507,034)

Net increase in loans	(25,119,433)	(31,299,390)

Proceeds from prepayments, redemptions or maturities of securities — held to maturity	58,972,243	28,172,875

Purchases of securities — held to maturity	(20,133,093)	(25,217,335)

Purchases of securities — available for sale	(122,725,448)	(61,354,495)

Proceeds from prepayments, redemptions or maturities of securities — available for sale	36,799,427	78,903,729

Net cash used in investing activities	(81,821,115)	(12,561,204)

Financing Activities

(Decrease)Increase in noninterest-bearing deposits	(17,428,710)	4,888,401

Increase(Decrease) in interest-bearing deposits	151,959,555	(57,942,794)

(Decrease)Increase in Federal funds purchased and securities sold under agreements to repurchase	(101,336,218)	70,544,413

Increase(Decrease) in commercial paper and other short-term borrowings	927,493	(4,444,790)

Purchase of treasury stock	(955,167)	(3,008,420)

Redemption of preferred stock	(30,132)	--

Increase(Decrease) in other long-term debt	29,650,000	(10,350,000)

Proceeds from exercise of stock options	3,822,198	77,421

Cash dividends paid on common and preferred stock	(4,475,215)	(3,516,964)

Net cash provided by(used in) financing activities	62,133,804	(3,752,733)

Net (decrease) increase in cash and due from banks	(2,368,294)	939,331

Cash and due from banks — beginning of period	50,212,689	35,505,342

Cash and due from banks — end of period	$47,844,395	$36,444,673

Supplemental schedule of non-cash financing activities:

Issuance of treasury stock	$—	$1,537,179

Preferred stock conversions	29,450	29,220

Surrender of treasury shares issued under incentive compensation plan	(1,459,673)	--

Supplemental disclosure of cash flow information:

Interest paid	21,400,448	26,737,461

Income taxes paid	8,839,390	8,103,063

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	The consolidated financial statements include the accounts of Sterling Bancorp (“the parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (“the bank”), after elimination of material intercompany transactions. The term “the Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 2001 and 2000 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000. The Board announced a 10% stock dividend on November 16, 2000, payable on December 11, 2000 to shareholders of record on December 1, 2000. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

2.	For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3.	The Company’s outstanding Preferred Shares are comprised of 238,961 Series D shares (300,000 Series D shares authorized). As of September 30, 2001, all outstanding Series B shares had been redeemed by the Company. Each Series D share (all of such shares are owned by the Company’s Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into 1.1561 Common Shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

4.	The Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements issued to stockholders.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

         The Company provides a full range of financial products and services, including commercial loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2001 year-to-date average interest-earning assets were 60.6% loans (corporate lending was 74.2% and real estate lending was 20.4% of total loans, respectively) and 39.4% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 72% of loans are to borrowers located in the metropolitan New York area. The Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

         The following tables provide certain information regarding the Company’s operating segments for the three and nine month periods ended September 30, 2001 and 2000:

	Corporate	Real Estate	Company-wide
	Lending	Lending	Treasury	Totals

Three Months Ended September 30, 2001

Net interest income	$7,386,074	$3,606,566	$5,978,522	$16,971,162

Noninterest income	3,283,578	2,240,090	20,820	5,544,488

Depreciation and amortization	54,234	64,783	86	119,103

Segment profit	4,206,830	3,166,087	6,653,391	14,026,308

Segment assets	598,165,252	148,412,334	572,071,246	1,318,648,832

Three Months Ended September 30, 2000

Net interest income	$8,086,055	$3,097,145	$4,273,097	$15,456,297

Noninterest income	3,339,648	1,609,839	27,106	4,976,593

Depreciation and amortization	51,177	58,753	171	110,101

Segment profit	5,221,904	2,389,240	5,571,695	13,182,839

Segment assets	568,058,326	118,370,413	503,468,683	1,189,897,422

Nine Months Ended September 30, 2001

Net interest income	$23,098,725	$10,553,734	$15,976,248	$49,628,707

Noninterest income	9,665,583	5,807,984	93,108	15,566,675

Depreciation and amortization	140,721	163,366	256	304,343

Segment profit	13,720,942	8,720,781	18,446,963	40,888,686

Segment assets	598,165,252	148,412,334	572,071,246	1,318,648,832

Nine Months Ended September 30, 2000

Net interest income	$22,962,417	$8,021,052	$13,464,205	$44,447,674

Noninterest income	8,965,153	4,712,202	103,931	13,781,286

Depreciation and amortization	140,585	156,572	511	297,668

Segment profit	13,403,039	6,705,486	17,231,994	37,340,519

Segment assets	568,058,326	118,370,413	503,468,683	1,189,897,422

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

         The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net interest income:

Total for reportable operating segments	$16,971,162	$15,456,297	$49,628,707	$44,447,674

Other [1]	463,384	570,128	1,501,012	2,150,879

Consolidated net interest income	$17,434,546	$16,026,425	$51,129,719	$46,598,553

Noninterest income:

Total for reportable operating segments	$5,544,488	$4,976,593	$15,566,675	$13,781,286

Other [1]	973,121	652,226	2,419,771	1,962,117

Consolidated noninterest income	$6,517,609	$5,628,819	$17,986,446	$15,743,403

Profit:

Total for reportable operating segments	$14,026,308	$13,182,839	$40,888,686	$37,340,519

Other [1]	(5,613,711)	(5,652,591)	(17,061,554)	(16,477,436)

Consolidated income before income taxes	$8,412,597	$7,530,248	$23,827,132	$20,863,083

Assets:

Total for reportable operating segments	$1,318,648,832	$1,189,897,422	$1,318,648,832	$1,189,897,422

Other [1]	45,080,431	44,349,704	45,080,431	44,349,704

Consolidated assets	$1,363,729,263	$1,234,247,126	$1,363,729,263	$1,234,247,126

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

5.	On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125 and addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets (including securitizations) occurring after June 30, 2001. However, the provisions of SFAS No. 140 related to the recognition and reclassification of collateral in financial statements and disclosures related to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective January 1, 2001 for the Company, and requires the recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for derivative instruments depends on the intended use of the derivative and its classification as a fair value hedge, cash flow hedge, or a hedge of foreign currency exposure.

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

The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. At adoption, the Company recorded an insignificant loss and believes that SFAS No. 133 will not have a material impact on the Company’s 2001 consolidated financial statements since the only derivatives that the Company has are interest rate floor contracts with a notional amount of $125 million.

7.	In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The effect of adopting these standards is not expected to have a material impact on the Company’s statements of financial condition and results of operations. These standards will become effective for the Company on January 1, 2002.

8.	In August 2001, the Financial Accounting Standards Board issued SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The effect of adopting this statement is not expected to have a material impact on the Company’s statements of financial condition and results of operations.

STERLING BANCORP AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp (the “parent company”), a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation (“Factors”), Sterling National Mortgage Company, Inc.(“SNMC”), Sterling National Servicing, Inc. (“SNS-Virginia”), Sterling Holding Company of Virginia, Inc. and Sterling Trade Services, Inc. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. (“SREHC”). Sterling Trade Services, Inc., which was formed on April 23, 2001, owns all outstanding common shares of Sterling National Asia Limited, Hong Kong, which was also formed on that date. Throughout this discussion and analysis, the term “the Company” refers to Sterling Bancorp and its subsidiaries and the term “the bank” refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto.

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

         Factors that could cause our actual results to differ, possibly materially, from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their effect on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services’

laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forwarding-looking statement, whether written or oral, that may be made from time to time.

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

         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in most areas of its business with other financial institutions. At September 30, 2001, the bank’s year-to-date average earning assets (of which loans were 59% and investment securities were 40%) represented approximately 97% of the Company’s year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

Results for the Three Months Ended September 30, 2001 and 2000

OVERVIEW

The Company reported net income for the three months ended September 30, 2001 of $5.0 million, representing $0.50 per share, calculated on a diluted basis, compared to $4.2 million, or $0.45 per share, calculated on a diluted basis, for the like period in 2000. This increase reflects higher net interest income and continued growth in noninterest income.

         Net interest income, on a tax equivalent basis, increased to $17.7 million for the third quarter of 2001 compared with $16.3 million for the same period in 2000, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 6.16% for the third quarter of 2001 compared to 6.05% for the like 2000 period. The net interest margin benefitted from a decrease of 149 basis points in the average cost of funds partially offset by a decrease of 106 basis points in the average yield on earning assets. Also contributing to the improved net interest margin were increases in loans (discussed below) and growth of noninterest-bearing deposits. Average noninterest-bearing deposits for the third quarter of 2001 were $288,279,000, up $34,948,000 from the comparable prior year period.

         Noninterest income rose to $6.5 million for the three months ended September 30, 2001 compared to $5.6 million for the like 2000 period principally due to continued growth in fees from mortgage banking and deposit and other services.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 24. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 22.

         Net interest income, on a tax equivalent basis, for the three months ended September 30, 2001 increased to $17,699,000 from $16,276,000 for the comparable period in 2000.

         Total interest income, on a tax equivalent basis, aggregated $23,941,000 for the third quarter of 2001 down from $25,182,000 for the same period of 2000. The tax equivalent yield on interest earning assets was 8.38% for the three months ended September 30, 2001 compared with 9.44% for the comparable period in 2000. The decrease in interest income was due to a decrease in income earned on the Company’s loan portfolio principally due to lower yields on loans primarily attributable to a lower interest rate environment on average in the 2001 period. The impact of lower yields was partially offset by increases in loan balances as the result of the continued implementation of business plans designed to increase funds employed in this asset category.

         Interest earned on the loan portfolio amounted to $16,328,000 which was down $1,034,000 when compared to a year ago. Average loan balances amounted to $710,986,000 which were up $70,765,000 from the prior year period. The increase in the average loans was primarily in the commercial and industrial, leasing and real estate loan segments. The decrease in the yield on the domestic loan portfolio to 9.63% for the three months ended September 30, 2001 from 11.47% for the comparable 2000 period was primarily attributable to a lower interest rate environment on average in the 2001 period.

         Interest expense on deposits decreased $837,000 for the three months ended September 30, 2001 to $4,831,000 from $5,668,000 for the comparable 2000 period due to lower rates paid. Average rate paid on interest-bearing deposits was 3.09% which was 120 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2001 period.

         Interest expense associated with borrowed funds decreased to $1,411,000 for the third quarter of 2001 from $3,238,000 in the comparable 2000 period as the result of lower average balances and lower funding costs. Average amounts of borrowed funds outstanding decreased $81,735,000 to $137,766,000 for the three months ended September 30, 2001. The average rate paid decreased to 4.07% from 5.91% in the prior year period reflecting the lower interest rate environment during the 2001 period.

Provision for Credit Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $2,018,000 up $539,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased $889,000 for the third quarter of 2001 from $5,629,000 in the like 2000 period primarily as a result of increased fees from mortgage banking and deposit and other services.

Noninterest Expenses

Noninterest expenses were $13,522,000 for the third quarter of 2001, an increase of $875,000 when compared with the like 2000 period primarily due to increased professional fees, advertising and marketing, occupancy and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.

Results for the Nine Months Ended September 30, 2001 and 2000

OVERVIEW

The Company reported net income for the nine months ended September 30, 2001 of $14.2 million, representing $1.46 per share, calculated on a diluted basis, compared to $12.1 million, or $1.28 per share calculated on a diluted basis, for the like period in 2000. This increase reflects continued growth in both net interest income and noninterest income as explained below.

         Net interest income, on a tax equivalent basis, increased to $51.9 million for the first nine months of 2001 compared with $47.3 million for the same period in 2000, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 6.27% for the first nine months of 2001 compared to 6.02% for the like 2000 period. The net interest margin benefitted from a decrease of 78 basis points in the average costs of funds partially offset by a 40 basis point decrease in the average yield on earning assets. Also contributing to the improved net interest margin were increases in loans (discussed below) and growth of noninterest-bearing deposits. Average noninterest-bearing deposits for the first nine months of 2001 were $287,785,000, up $35,285,000 from the comparable prior year period.

         Noninterest income rose to $18.0 million for the nine months ended September 30, 2001 compared to $15.7 million for the like 2000 period principally due to growth in fees from mortgage banking, deposit services and factoring.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense for the first nine months, expressed in terms of fluctuation in average volume and rate are shown on page 25. Information as to the components of interest income and interest expense and average rates for the first nine months is provided in the Average Balance Sheets shown on page 23.

         Net interest income, on a tax equivalent basis, for the nine months ended September 30, 2001 increased $4,590,000 to $51,901,000 from $47,311,000 for the comparable period in 2000.

         Total interest income, on a tax equivalent basis, aggregated $73,231,000 up $640,000 for the first nine months of 2001 as compared to $72,591,000 for the same period of 2000. The tax equivalent yield on interest-earning assets was 8.89% for the first nine months of 2001 compared with 9.29% for the comparable period in 2000. The increase in interest income was due to an increase in income earned on the Company’s loan portfolio as a result of the continuation of management’s strategy to increase funds employed in this asset category. The decrease in yield on earning assets was due to lower yields on loans primarily attributable to a lower interest rate environment on average in the 2001 period.

         Interest earned on the loan portfolio amounted to $50,343,000 up $1,473,000 when compared to a year ago. Average loan balances amounted to $697,871,000 up $77,432,000 from an average of $620,439,000 in the prior year period. The increase in the average loans, primarily in the leasing, real estate and commercial and industrial loan segments, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 10.41% for the nine months ended September 30, 2001 from 11.32% for the comparable 2000 period was primarily attributable to the lower interest rate environment in the 2001 period.

         Total interest expense decreased $3,950,000 to $21,330,000 for the first nine months of 2001 from $25,280,000 for the comparable period in 2000. The decrease in interest expense was primarily due to lower average rates paid for interest-bearing deposits.

         Interest expense on deposits decreased $2,045,000 for the nine months ended September 30, 2001 to $15,071,000 from $17,116,000 for the comparable 2000 period primarily due to the decrease in the cost of funds. The average rate paid on interest-bearing deposits decreased to 3.53% in 2001 compared to 4.22% in the comparable year ago period reflecting the lower rate environment during the 2001 period.

         Interest expense associated with borrowed funds decreased to $6,259,000 for the first nine months of 2001 from $8,164,000 in the comparable 2000 period as the result of lower rates paid for borrowed funds rates and lower average outstandings. The average rate paid decreased to 4.74% from 5.66% for the nine months ended September 30, 2001 reflecting the lower rate environment during the 2001 period. The average amount outstanding decreased $18,373,000 to $176,232,000 for the prior year period.

Provision for Credit Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), and principally as the result of the growth in the loan portfolios, the provision for credit losses increased to $5,231,000 up $713,000 when compared to the same period last year.

Noninterest Income

Noninterest income increased $2,243,000 for the first nine months of 2001 from $15,743,000 in the like 2000 period primarily as a result of increased fees from mortgage banking, deposit services and factoring.

Noninterest Expense

Noninterest expenses were $40,058,000 for the first nine months of 2001, an increase of $3,097,000 when compared with the like 2000 period primarily due to increased advertising and marketing, professional fees, occupancy, salaries and employee benefits and various other expenses incurred to support growing levels of business activity and continued investments in the business franchise.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At September 30, 2001, the Company’s portfolio of securities totalled $486,037,000 of which U.S. Government and U.S. Government corporations and agencies guaranteed mortgage-backed securities having an average life of approximately 3.7 years amounted to $439,831,000.

         Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. The following table presents information regarding securities available for sale:

	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
September 30, 2001	Cost	Gains	Losses	Value

U.S. Treasury securities	$2,474,001	$9,593	$—	$2,483,594

Obligations of U.S. government corporations and agencies-mortgage-backed securities	192,371,247	4,110,713	59,386	196,422,574

Obligations of state and political institutions	34,536,245	1,459,261	386	35,995,120

Other debt securities	2,995,760	8,927	—	3,004,687

Federal Reserve Bank and other equity securities	5,691,642	14,468	—	5,706,110

Total	$238,068,895	$5,602,962	$59,772	$243,612,085

         The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The following table presents information regarding securities held to maturity:

		Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Market
September 30, 2001	Value	Gains	Losses	Value

Obligations of U.S. government corporations and agencies — mortgage-backed securities	$240,925,058	$8,192,428	$118,602	$248,998,884

Debt securities issued by Foreign governments	1,500,000	—	—	1,500,000

Total	$242,425,058	$8,192,428	$118,602	$250,498,884

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

         The Company’s commercial and industrial loan portfolio represents approximately 64% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower’s operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company’s real estate loan portfolio, which represents approximately 18% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia.

The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 14% of gross loans. The collateral securing any loan may vary in value based on market conditions.

         The following table sets forth the composition of the Company’s loan portfolio:

	September 30,

	2001		2000

	($ in thousands)
		% of		% of
	Balances	Gross	Balances	Gross

Domestic

Commercial and industrial	$512,068	64.1%	$482,297	65.9%

Equipment lease financing	108,125	13.5	99,463	13.6

Real estate	144,219	18.1	120,353	16.5

Installment — individuals	8,488	1.1	8,665	1.2

Loans to depository institutions	25,000	3.1	20,000	2.7

Foreign

Government and official institutions	777	0.1	777	0.1

Gross loan	798,677	100.0%	731,555	100.0%

Unearned discounts	15,162		12,903

Loans, net of unearned discounts	$783,515		$718,652

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Company’s portfolio of loans may be increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depends on current and expected economic conditions, the financial condition of borrowers and the credit management process.

         The allowance for credit losses is maintained through the provision for credit losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for credit losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management’s evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2001, the allowance was $13,469,000 and the ratio of the allowance to loans, net of unearned discounts, was 1.72%. At such date, the Company’s non-accrual loans amounted to $1,874,000; $315,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $100,000. Based on the foregoing, as well as management’s judgment as to the current risks inherent in the loan portfolio, the Company’s allowance for credit losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 2001. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $658,000 at September 30, 2001.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

         The following table provides certain information with respect to the Company’s deposits:

	September 30,

	2001		2000

	($ in thousands)
		% of		% of
	Balances	Total	Balances	Total

Domestic Demand	$323,611	32.3%	$296,696	36.6%

NOW	99,363	9.9	69,587	8.6

Savings	31,397	3.1	23,151	2.9

Money Market	221,644	22.2	146,284	18.1

Time deposits	321,823	32.2	270,853	33.4

Total domestic deposits	997,838	99.7	806,571	99.6

Foreign Time deposits	2,975	0.3	2,895	0.4

Total deposits	$1,000,813	100.0%	$809,466	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customer’s balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 22 and 23.

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 26. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically under capitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions and for other supervisory and regulatory purposes. Under the provisions of FDICIA a “well capitalized” institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At September 30, 2001, the Company and the bank exceeded the requirements for “well capitalized” institutions. Under the provisions of the Gramm-Leach-Bliley Act of 1999, in order for the parent company to maintain its status as a financial holding company, the bank must remain “well capitalized.”

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended September 30,

(dollars in thousands)

	2001			2000

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-bearing deposits with other banks	$4,039	$28	2.78%	$1,623	$26	5.54%

Investment securities:

Available for sale	176,281	2,855	6.48	121,864	2,051	6.60

Held to maturity	239,305	4,034	6.74	298,217	5,125	6.87

Tax-exempt [2]	34,660	641	7.34	32,962	608	7.34

Federal funds sold	6,130	55	3.51	620	10	6.49

Loans, net of unearned discounts Domestic [3]	710,209	16,318	9.63	639,444	17,347	11.47

Foreign	777	10	5.20	777	15	7.70

TOTAL INTEREST-EARNING ASSETS	1,171,401	23,941	8.38%	1,095,507	25,182	9.44%

Cash and due from banks	38,776			38,755

Allowance for credit losses	(13,691)			(12,310)

Goodwill	21,158			21,158

Other assets	29,689			23,319

TOTAL ASSETS	$1,247,333			$1,166,429

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits

Domestic Savings	$30,267	165	2.17%	$24,466	147	2.39%

NOW	94,777	407	1.70	69,143	460	2.65

Money market	201,781	1,080	2.12	151,735	1,195	3.13

Time	290,412	3,147	4.30	277,705	3,833	5.49

Foreign Time	2,975	32	4.22	2,844	33	4.67

Total interest-bearing deposits	620,212	4,831	3.09	525,893	5,668	4.29

Borrowings Federal funds purchased and securities sold under agreements to repurchase	56,529	548	3.84	169,175	2,589	6.09

Commercial paper	36,552	357	3.88	27,823	372	5.32

Other short-term debt	4,335	39	3.54	11,803	169	5.34

Long-term debt	40,350	467	4.63	10,700	108	5.19

Total borrowings	137,766	1,411	4.07	219,501	3,238	5.91

TOTAL INTEREST-BEARING LIABILITIES	757,978	6,242	3.27%	745,394	8,906	4.76%

Noninterest-bearing deposits	288,279			253,331

Other liabilities	73,743			59,217

Total liabilities	1,120,000			1,057,942

Shareholders’ equity	127,333			108,487

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,247,333			$1,166,429

Net interest income/spread		17,699	5.11%		16,276	4.68%

Net yield on interest-earning assets (margin)			6.16%			6.05%

Less: Tax equivalent adjustment		264			250

Net interest income		$17,435			$16,026

[1] The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 2000 amounts to conform to the current presentation.

[2] Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Nine Months Ended September 30,

(dollars in thousands)

	2001			2000

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-bearing deposits with other banks	$3,371	$86	3.42%	$2,191	$85	4.97%

Investment securities:

Available for sale	155,740	7,740	6.63	125,247	6,226	6.59

Held to maturity	257,193	13,108	6.80	300,951	15,488	6.86

Tax-exempt [2]	33,810	1,874	7.41	31,504	1,733	7.35

Federal funds sold	2,681	80	3.91	4,471	189	5.56

Loans, net of unearned discounts

Domestic [3]	697,094	50,306	10.41	619,658	48,827	11.32

Foreign	777	37	6.32	781	43	7.38

TOTAL INTEREST-EARNING ASSETS	1,150,666	73,231	8.89%	1,084,803	72,591	9.29%

Cash and due from banks	42,510			37,713

Allowance for credit losses	(13,443)			(11,972)

Goodwill	21,158			21,158

Other assets	27,536			22,646

TOTAL ASSETS	$1,228,427			$1,154,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits

Domestic

Savings	$27,492	476	2.31%	$24,317	432	2.37%

NOW	80,928	1,242	2.05	70,245	1,335	2.54

Money market	190,900	3,499	2.45	157,899	3,732	3.16

Time	268,634	9,750	4.85	286,981	11,521	5.36

Foreign

Time	2,975	104	4.68	2,835	96	4.51

Total interest-bearing deposits	570,929	15,071	3.53	542,277	17,116	4.22

Borrowings

Federal funds purchased and securities sold under agreements to repurchase	101,195	3,681	4.86	142,888	6,207	5.80

Commercial paper	35,999	1,225	4.55	28,769	1,109	5.15

Other short-term debt	3,588	124	4.62	10,450	438	5.38

Long-term debt	35,450	1,229	4.62	12,498	410	5.39

Total borrowings	176,232	6,259	4.74	194,605	8,164	5.66

TOTAL INTEREST-BEARING LIABILITIES	747,161	21,330	3.82%	736,882	25,280	4.60%

Noninterest-bearing deposits	287,785			252,500

Other liabilities	71,520			59,085

Total liabilities	1,106,466			1,048,467

Shareholders’ equity	121,961			105,881

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,228,427			$1,154,348

Net interest income/spread		51,901	5.07%		47,311	4.69%

Net yield on interest-earning assets (margin)			6.27%			6.02%

Less: Tax equivalent adjustment		771			713

Net interest income		$51,130			$46,598

[1]	The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 2000 amounts to conform to current presentation.

[2]	Interest on tax-exempt securities is presented on a tax equivalent basis.

[3]	Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]

(in thousands)

	Increase/(Decrease)
	Three Months Ended
	September 30, 2001 to September 30, 2000

	Volume	Rate	Net [2]

INTEREST INCOME

Interest-bearing deposits with other banks	$18	$(16)	$2

Investment securities

Available for sale	844	(40)	804

Held to maturity	(995)	(96)	(1,091)

Tax-exempt	33	—	33

Total investment securities	(118)	(136)	(254)

Federal funds sold	52	(7)	45

Loans, net of unearned discounts

Domestic [3]	2,002	(3,031)	(1,029)

Foreign	—	(5)	(5)

Total loans, net of unearned discount	2,002	(3,036)	(1,034)

TOTAL INTEREST INCOME	$1,954	$(3,195)	$(1,241)

INTEREST EXPENSE

Interest-bearing deposits

Domestic

Savings	$33	$(15)	$18

NOW	142	(195)	(53)

Money market	332	(447)	(115)

Time	171	(857)	(686)

Foreign

Time	2	(3)	(1)

Total interest-bearing deposits	680	(1,517)	(837)

Borrowings

Federal funds purchased and securities sold under agreements to repurchase	(1,313)	(728)	(2,041)

Commercial paper	100	(115)	(15)

Other short-term debt	(85)	(45)	(130)

Long-term debt	375	(16)	359

Total borrowings	(923)	(904)	(1,827)

TOTAL INTEREST EXPENSE	$(243)	$(2,421)	$(2,664)

NET INTEREST INCOME	$2,197	$(774)	$1,423

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]

(in thousands)

	Increase/(Decrease)
	Nine Months Ended
	September 30, 2001 to September 30, 2000

	Volume	Rate	Net [2]

INTEREST INCOME

Interest-bearing deposits with other banks	$32	$(31)	$1

Investment securities Available for sale	1,476	38	1,514

Held to maturity	(2,254)	(126)	(2,380)

Tax-exempt	126	15	141

Total investment securities	(652)	(73)	(725)

Federal funds sold	(63)	(46)	(109)

Loans, net of unearned discounts

Domestic [3]	5,819	(4,340)	1,479

Foreign	—	(6)	(6)

Total loans, net of unearned discount	5,819	(4,346)	1,473

TOTAL INTEREST INCOME	$5,136	$(4,496)	$640

INTEREST EXPENSE

Interest-bearing deposits

Domestic

Savings	$54	$(10)	$44

NOW	177	(270)	(93)

Money market	673	(906)	(233)

Time	(780)	(991)	(1,771)

Foreign

Time	4	4	8

Total interest-bearing deposits	128	(2,173)	(2,045)

Borrowings

Federal funds purchased and securities sold under agreements to repurchase	(1,645)	(881)	(2,526)

Commercial paper	251	(135)	116

Other short-term debt	(260)	(54)	(314)

Long-term debt	893	(74)	819

Total borrowings	(761)	(1,144)	(1,905)

TOTAL INTEREST EXPENSE	$(633)	$(3,317)	$(3,950)

NET INTEREST INCOME	$5,769	$(1,179)	$4,590

[1]	The above table is presented on a tax equivalent basis.

[2]	The change in interest income and interest expense due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each. The effect of one extra day in 2000 has been included in the change in volume.

[3]	Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

			For Capital		To Be Well
	Actual		Adequacy Minimum		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2001
Total Capital(to Risk Weighted Assets):

The Company	$117,614	14.33%	65,655	8.00%	$82,069	10.00%

The bank	100,831	12.98	62,141	8.00	77,676	10.00

Tier 1 Capital(to Risk Weighted Assets):

The Company	107,316	13.08	32,828	4.00	49,242	6.00

The bank	91,096	11.73	31,070	4.00	46,606	6.00

Tier 1 Leverage Capital(to Average Assets):

The Company	107,316	8.75	49,047	4.00	61,309	5.00

The bank	91,096	7.68	47,464	4.00	59,330	5.00

As of December 31, 2000

Total Capital(to Risk Weighted Assets):

The Company	$105,503	13.35%	$63,205	8.00%	$79,006	10.00%

The bank	86,877	11.44	60,746	8.00	75,933	10.00

Tier 1 Capital(to Risk Weighted Assets):

The Company	95,593	12.10	31,602	4.00	47,404	6.00

The bank	77,367	10.19	30,373	4.00	45,560	6.00

Tier 1 Leverage Capital(to Average Assets):

The Company	95,593	8.11	47,141	4.00	58,926	5.00

The bank	77,367	6.73	46,015	4.00	57,519	5.00

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of market risk, liquidity risk, capital and asset quality. The Company’s net interest income is affected by changes in market interest rates and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.

         The Company takes a coordinated approach to the management of market risk, liquidity and capital. This risk management process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee (“ALCO”). ALCO, which is comprised of members of senior management and the Board, meets to review among other things, economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and off-balance sheet financial instruments.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Company’s principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices.

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

         A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest-rate sensitive assets exceed interest-rate sensitive liabilities generally will result in an institution’s net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on an institution’s net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The Company utilizes the gap analysis to complement its income simulations modeling.

         The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2001, is presented on page 30. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would tend to increase during periods of rising interest rates and tend to decrease during periods of falling interest rates.

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

         At September 30, 2001, the Company utilized five interest rate floor contracts having a notional amount totaling $75 million consisting of a contract with a notional amount of $25 million and a final maturity of November 15, 2001 and two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At September 30, 2001, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

         The Company utilizes income simulation models to complement its traditional gap analysis. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company’s net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company’s adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.

         The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company’s interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 2001, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 2.05% ($1,479,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 3.25% ($2,343,000) decline from an unchanged rate environment.

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

         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change “caps” or “floors” on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.

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

         The parent company generates income from its own operations. Its cash requirements are supplemented from funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company’s cash requirements.

         The bank’s ability to supply funds to the parent company and its nonbank subsidiaries subject to various legal restrictions. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years. A national bank can make loans or otherwise provide funds to its parent company subject to limitations on amount and collateral requirements. There are no such loans outstanding.

         At September 30, 2001, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $35,285,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $37,906,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

         While the past performance is no guarantee of the future, management believes that the Company’s funding sources (including dividends from all its subsidiaries) and the bank’s funding sources will be adequate to meet their liquidity and capital requirements in the future.

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

	Repricing Date

		More than	More than		Non
	3 months	3 months	1 Year to	Over	Rate
	or less	to 1 Year	5 years	5 years	Sensitive	Total

ASSETS

Interest-bearing deposits with other banks	$4,211	$—	$—	$—	$—	$4,211

Federal funds sold	5,000	—	—	—	—	5,000

Investment securities	3,393	4,341	40,698	431,899	5,706	486,037

Loans, net of unearned discounts

Commercial and industrial	508,934	742	2,261	131	(788)	511,280

Loans to depository institutions	25,000	—	—	—	—	25,000

Lease financing	30,057	3,373	64,750	9,945	(14,287)	93,838

Real estate	58,934	535	29,799	54,951	(43)	144,176

Installment	4,487	85	2,218	1,698	(44)	8,444

Foreign government and official institutions	—	777	—	—	—	777

Noninterest-earning assets and allowance for credit losses	—	—	—	—	84,966	84,966

Total Assets	640,016	9,853	139,726	498,624	75,510	1,363,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits

Savings [1]	—	—	31,397	—	—	31,397

NOW [1]	—	—	99,363	—	—	99,363

Money market [1]	180,354	—	41,290	—	—	221,644

Time — domestic	198,180	74,785	47,858	1,000	—	321,823

— foreign	1,180	1,795	—	—	—	2,975

Federal funds purchased & securities sold u/a/r	60,908	519	—	—	—	61,427

Commercial paper	35,285	—	—	—	—	35,285

Other short-term borrowings	8,681	350	—	—	—	9,031

Long-term borrowings — FHLB	—	—	350	40,000	—	40,350

Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	540,434	540,434

Total Liabilities and Shareholders’ Equity	484,588	77,449	220,258	41,000	540,434	1,363,729

Net Interest Rate Sensitivity Gap	$155,428	$(67,596)	$(80,532)	$457,624	$(464,924)	$—

Cumulative Gap September 30, 2001	$155,428	$87,832	$7,300	$464,924	$—	$—

Cumulative Gap September 30, 2000	$76,651	$(14,542)	$(45,593)	$405,710	$—	$—

Cumulative Gap December 31, 2000	$101,033	$24,199	$(9,231)	$455,154	$—	$—

[1]	Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and runoff experience.

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

STERLING BANCORP

(Registrant)

Date	11/14/01	/s/	Louis J. Cappelli Louis J. Cappelli Chairman and Chief Executive Officer

Date	11/14/01	/s/	John W. Tietjen John W. Tietjen Executive Vice President, Treasurer and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated		Sequential
Exhibit		Herein By	Filed	Page
Number	Description	Reference To	Herewith	No.

11	Computation of		X

Per Share Earnings