Form 10-K
period 2001-12-31
STERLING BANCORP
filed 2002-03-29
CIK 93451

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                          COMMISSION FILE NO. 1-5273-1
                             ---------------------

                                STERLING BANCORP
               (Exact Name of Registrant as specified in charter)

                     NEW YORK                                           13-2565216
          (State or other jurisdiction of                  (I.R.S. employer identification No.)
          incorporation or organization)
         650 FIFTH AVENUE, NEW YORK, N.Y.                               10019-6108
     (Address of principal executive offices)                           (Zip Code)

                                 (212) 757-3300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS
---------------------------------------------------      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                                    ---------------------------------------------------
            Common Shares, $1 par value                           New York Stock Exchange
          Preferred Stock Purchase Rights                         New York Stock Exchange
            Cumulative Trust Preferred
       Securities 8.375% (Liquidation Amount
      $10 per Preferred Security) of Sterling
     Bancorp Trust I and Guarantee of Sterling
           Bancorp with respect thereto                           New York Stock Exchange

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 9, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $283,499,777.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 10,122,312 SHARES WERE OUTSTANDING AT MARCH 9, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of Sterling Bancorp's Annual Report to security holders for the fiscal year ended December 31, 2001 are incorporated by reference in Parts I and II.

(2) Specified portions of the Sterling Bancorp definitive Proxy Statement dated March 12, 2002 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                STERLING BANCORP

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        -----
                                   PART I
Item 1.   Business....................................................    I-1
Item 2.   Properties..................................................    I-11
Item 3.   Legal Proceedings...........................................    I-11
Item 4.   Submission of Matters to a Vote of Security Holders.........    I-11

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   II-1
Item 6.   Selected Financial Data.....................................   II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   II-1
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   II-1
Item 8.   Financial Statements and Supplementary Data.................   II-1
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   II-1

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........  III-1
Item 11.  Executive Compensation......................................  III-1
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  III-1
Item 13.  Certain Relationships and Related Transactions..............  III-1

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   IV-1
Signatures
Exhibits Submitted in a Separate Volume.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     Sterling Bancorp ("the parent company" or "the Registrant") is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956 (the "BHCA"), as amended, which was organized in 1966. Throughout the report, the terms "the Company" or "Sterling" refer to Sterling Bancorp and its subsidiaries. Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company has operations in the metropolitan New York area, as well as Virginia and other mid-Atlantic territories, and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank") -- its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation and Sterling Financial Services Company, Inc. ("finance subsidiaries"). Sterling National Mortgage Company, Inc. ("SNMC"), Sterling National Servicing, Inc. ("SNS-Virginia"), Sterling Factors Corporation ("Factors"), Sterling Trade Services, Inc. ("Trade Services"), and Sterling Holding Company of Virginia, Inc. are wholly owned subsidiaries of the bank. Until 1998, Factors was a finance subsidiary of the Registrant. Sterling Trade Services, Inc. was formed on April 23, 2001 and owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong, which was also formed on that date. Sterling Holding Company of Virginia, Inc. was formed as of December 21, 1998 and owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc., which was formed as of March 1, 1997. Segment information appearing in
Note 20 beginning on page 39 of the Company's Annual Report to security holders for the fiscal year ended December 31, 2001 ("the 2001 Annual Report") is incorporated by reference herein.

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

                              BUSINESS OPERATIONS

The bank

     Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains six offices in New York City (three branches and an International Banking Facility in Manhattan and two branches in Queens) and one branch in Nassau County in Great Neck, New York. The executive office is located at 650 Fifth Avenue, New York, New York. There are regional representatives located in Richmond, Virginia.

     The bank provides a full range of banking services to businesses and individuals, including checking, savings and money market accounts, certificates of deposit, business loans, personal and installment loans, VISA/MASTERCARD, safe deposit and night depository facilities. Business lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies, as well as government and non-profit agencies. Loan facilities available to these customers include short-term revolving credit arrangements, term loans, letters of credit, accountsreceivable management services, asset-based financing, equipment financing, real estate and mortgage loans, leasing and lock box services.

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

     There are no industry concentrations exceeding 10% of loans, gross in the commercial and industrial loan portfolio. Approximately 76% of the bank's loans are to borrowers located in the metropolitan New York area.

     The composition of income from the operations of the bank and its subsidiaries for the years ended: [1] December 31, 2001 included interest and fees on commercial and other loans (53%), interest and dividends on investment securities (27%) and other (20%); [2] December 31, 2000 included interest and fees on commercial and other loans (54%), interest and dividends on investment securities (27%), and other (19%); [3] December 31, 1999 included interest and fees on commercial and other loans (53%), interest and dividends on investment securities (26%), and other (21%).

     At December 31, 2001, the bank and its subsidiaries had 362 employees, consisting of 142 officers and 220 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

  PARENT COMPANY AND FINANCE SUBSIDIARIES
  ---------------------------------------

     The parent company, through its finance subsidiary -- Sterling Financial Services Company ("Sterling Financial"), makes loans that are secured by personal property, accounts receivable or other collateral; occasionally unsecured advances are provided to its customers.

     Sterling Financial engages in asset-based lending with independent dealers who market products, such as housewares, appliances, automobiles, and educational material, to consumers on an installment basis with repayment terms between 12 and 48 months. Sterling Financial administers these installment contracts for the dealer, providing billing, payment processing and other bookkeeping services. Advances are made to each dealer of generally up to 80% of the discounted aggregate value of the dealer's installment contracts.

     The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its finance subsidiaries for the years ended: [1] December 31, 2001 included interest and fees on loans (32%), dividends, interest and service fees (66%) and other (2%); [2] December 31, 2000 included interest and fees on loans (42%), dividends, interest and service fees (55%), and other (3%); [3] December 31, 1999 included interest and fees on loans (47%), dividends, interest and service fees (52%), and other (1%). As of January 1, 2001, Sterling Financial became a subsidiary of the parent company. Prior to that date, Sterling Financial was a division of the parent company. For the year ended December 31, 1999, Factors was a finance subsidiary, and the results of its operations were included in the foregoing and in all financial statements relating to that year.

     At December 31, 2001, the parent company and its finance subsidiaries employed 36 persons consisting of 8 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.

                                  COMPETITION

     There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loans associations, savings bonds, finance companies, and credit unions. To a limited extent, the company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, and availability of products.

     The Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act") has expanded the permissible activities of a bank holding company. The Gramm-Leach-Bliley Act allows qualifying bank holding companies to elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. The Gramm-Leach-Bliley Act also eliminated restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930's, which prevented banking insurance and securities firms from fully entering each other's business. While it is uncertain what the full impact of legislation will be, it is likely to result in further consolidation in the financial services industry. In addition, removal of these restrictions will likely increase the number of entries providing banking services and thereby create additional competition. However, the Company's management cannot currently predict the full impact of the Gramm-Leach-Bliley Act on the Company. For more information regarding the Gramm-Leach-Bliley Act see "Supervision and Regulation -- Financial Services Modernization Legislation" below.

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

     The Federal Reserve Board has ruled that a number of activities come within this standard while finding that several activities do not. As discussed below under "Financial Services Modernization Legislation", the BHCA was amended by the Gramm-Leach- Bliley Act of 1999 to permit a broader range of activities for bank holding companies that qualify as "financial holding companies".

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

 Financial Services Modernization Legislation
 --------------------------------------------

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

     - allows bank holding companies, the depository institution subsidiaries of which meet management, capital and CRA standards, to engage in a substantially broader range of nonbanking financial activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial companies;

     - allows insurers and other financial services companies to acquire banks;

     - removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

     - establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

     Under the provisions of FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 2001, the capital ratios for the Company and the bank exceeded the requirements for "well capitalized" institutions.

     The table presenting capital and ratios for the Company and the bank as of December 31, 2001 and 2000 appears in Note 19 beginning on page 39 of the Company's 2001 Annual Report and is incorporated by reference herein.

Merchant Banking
----------------

     In January, the federal bank regulators adopted rules, effective April 1, 2002, governing the regulatory capital treatment of equity investments in nonfinancial companies. The federal rules require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of the Company's and the bank's Tier 1 capital. With certain exceptions, the rules require that the Company and the bank deduct from Tier 1 capital the appropriate percentage set out below:

                                                 REQUIRED DEDUCTION FROM TIER 1
AGGREGATE CARRYING VALUE OF COVERED              CAPITAL AS A PERCENTAGE OF THE
NONFINANCIAL EQUITY INVESTMENTS AS A                  CARRYING VALUE OF THE
PERCENTAGE OF TIER 1 CAPITAL                               INVESTMENTS
------------------------------------             ------------------------------
                  <15%                                         8%
              15% but <25%                                     12%
                  $25%                                         25%

     The Company and the bank do not expect the rule will have a material effect on their capital requirements or strategic plans.

BIS Guidelines
--------------

     The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks. The BIS proposal outlines several alternatives for capital assessment of operational risks, including two standardized approaches and an "internal measurement approach" tailored to individual institutions' circumstances. The BIS has stated that its objective is to finalize a new capital accord in 2002 and for member countries to implement the new accord in 2005. The ultimate timing for new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Company expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. The Company cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to it and its subsidiaries.

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

FDIC Insurance
--------------

     Under the FDIC's risk related insurance assessment system, insured depository institutions may be required to pay annual assessments to the FDIC with the level of assessment being based on the institution's risk classification. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory groups. The three supervisory groups are Group "A" -- financially solid institutions with only a few minor weaknesses, Group "B" -- institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund and Group
"C" -- institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. In addition, the bank will be required to make payments for the servicing of obligations of the Financing Corporation (FICO) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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

     Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund of the FDIC, well capitalized and well managed banks, including the bank, have in recent years paid no premiums for FDIC insurance. A number of factors suggest that as early as the second half of 2002, even well capitalized and well managed banks will be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors, none of which the Company is in a position to predict at this time.

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

USA Patriot Act
---------------

     On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The bank has augmented its systems and procedures to accomplish this. The Secretary of the Treasury has proposed additional regulations to further implement Title III. Although the Company cannot predict when and in what form these regulations will be adopted, it believes that the cost of compliance with Title III of the USA Patriot is not likely to be material to it.

                 SELECTED CONSOLIDATED STATISTICAL INFORMATION

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The information appearing on pages 59, 60, and 61 of the 2001 Annual Report is incorporated by reference herein.

II.  Investment Portfolio

     A summary of the Company's investment securities by type with related carrying values at the end of each of the most recent three fiscal years appears on page 49 of the 2001 Annual Report and is incorporated herein by reference. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the 2001 Annual Report on pages 25 and 26 and is incorporated by reference herein. The average yield by maturity range is not available.

III.  Loan Portfolio

     A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the most recent five fiscal years appears on page 50 of the 2001 Annual Report and is incorporated herein by reference.

     A table setting forth the maturities and sensitivity to changes in interest rates of the Company's commercial and industrial loans at December 31, 2001 appears on page 50 of the 2001 Annual Report and is incorporated herein by reference.

    It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the 2001 Annual Report beginning on page 49 under the caption "Loan Portfolio", page 27 in Note 5 and on page 22 in Note 1 under the caption "Loans" is incorporated by reference herein.

     A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years appears on page 51 of the 2001 Annual Report and is incorporated herein by reference; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

IV.  Summary of Loan Loss Experience

     The information appearing in the 2001 Annual Report beginning on page 27 in
Note 6 and beginning on page 50 under the caption "Asset Quality" is incorporated by reference herein. A table setting forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years appears on page 52 of the 2001 Annual Report and is incorporated herein by reference.

     The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2001. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2001.

     To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, a table presenting the Company's allocation of the allowance appears on page 52 of the 2001 Annual Report and is incorporated herein by reference. This allocation is based on estimates by management that may vary based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the 2001 Annual Report beginning on page 50 under the caption "Asset Quality" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in a loan category.

V.  Deposits

     Average deposits and average rates paid for each of the most recent three years is presented in the 2001 Annual Report on page 59 and is incorporated by reference herein.

     Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the 2001 Annual Report on page 28 in Note 7 and is incorporated by reference herein.

     The table providing selected information with respect to the Company's deposits for each of the most recent three fiscal years appears on page 53 of the Company's 2001 Annual Report and is incorporated by reference herein.

     Interest expense for the most recent three fiscal years is presented in
Note 7 on page 28 of the 2001 Annual Report and is incorporated by reference herein.

VI.  Return on Assets and Equity

     The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years is presented in the 2001 Annual Report on page 49 under the caption "Selected Financial Data" and is incorporated by reference herein.

VII.  Short-Term Borrowings

     Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the 2001 Annual Report on page 29 in Note 8 and is incorporated by reference herein.

                           FORWARD-LOOKING STATEMENTS

     Certain statements contained herein, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside out control. Any forward-looking statements we may make, speak only as of the date on which such statements are made. It is possible that our actual results and financial position may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

     Factors that could cause our actual results to differ, possibly materially, from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including the impact of September 11, 2001 and any future acts or threats of war or terrorism; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest policies of the Board of Governors of the Federal Reserve Systems; a decline in general economic conditions and the strength of the local economies in which we operate; the financial condition of our borrowers; competitive pressures on loan and deposit pricing and demand; change in technology and their impact on the marketing of products and service; the timely development and effective marketing of competitive new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitor's products and services for our products and services; the impact of changes in financial service laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies, and guidelines; our success at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

ITEM 2.  PROPERTIES

     The principal offices of the Company occupy one floor at 650 Fifth Avenue, New York, N.Y. consisting of approximately 14,400 square feet. The lease for these premises expires April 30, 2016. Rental commitments to the expiration date approximate $12,536,000. Certain finance subsidiaries maintain offices in Great Neck, New York and Richmond, Virginia.

     In addition to the principal offices, the bank maintains operating leases for four branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau and Suffolk counties (New York), in Mercer County (New Jersey) and in Richmond (Virginia) with an aggregate of approximately 111,574 square feet. The annual office rental commitments for these premises approximates $2,216,000. The leases have expiration dates ranging from 2002 through 2015 with varying renewal options. The bank owns (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.

ITEM 3.  LEGAL PROCEEDINGS

     Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

     The information beginning on page 12 of the Sterling Bancorp Proxy Statement dated March 9, 2002 under the captions "APPROVAL OF STOCK INCENTIVE PLAN AMENDMENT" is incorporated by reference herein.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is included pursuant to Instruction 3 to Item 401 (b) and
(c) of Regulation S-K:

                                                                                          HELD
                                                                                        EXECUTIVE
                                                                                         OFFICE
NAME OF EXECUTIVE                                         TITLE                   AGE     SINCE
-----------------                                         -----                   ---   ---------
Louis J. Cappelli......................  Chairman of the Board and Chief
                                         Executive Officer, Director              71      1967
John C. Millman........................  President, Director                      59      1986
Jerrold Gilbert........................  Executive Vice President and General
                                         Counsel                                  65      1974
John W. Tietjen........................  Executive Vice President, Treasurer and
                                         Chief Financial Officer                  57      1989
John A. Aloisio........................  Senior Vice President                    59      1992

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information appearing on page 57 of the 2001 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing on page 47 of the 2001 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing on pages 47-61 of the 2001 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated by reference herein. Supplementary data appearing on page 45 in Note 23 of the 2001 Annual Report is also incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearing on pages 53-56 of the 2001 Annual Report under the caption "ASSET/ LIABILITY MANAGEMENT" is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and the statements of condition of Sterling National Bank as of December 31, 2001 and 2000, notes thereto and Independent Auditors' Report thereon appearing on pages 16-46 of the 2001 Annual Report are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 9, 2002 under the caption "ELECTION OF DIRECTORS", beginning on page 10 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" and beginning on page 12 of the same proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 9, 2002 under the caption "Executive Compensation and Related Matters" and on page 10 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information beginning on page 10 of the Sterling Bancorp Proxy Statement dated March 9, 2002 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing on page 10 of the Sterling Bancorp Proxy Statement dated March 9, 2002 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.

                                      III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The documents filed as a part of this report are listed below:

1.  Financial Statements

     Annual Report to security holders for the fiscal year ended December 31, 2001 (This document is filed only to the extent of pages 16 through 61 which are incorporated by reference herein).

2.  Financial Statement Schedules

     None

3.  Exhibits


 3.   (i)(A)   Amended and restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986
               (Filed as Exhibit 3.3 to Registrant's Form 10-K for the
               fiscal year ended December 31, 1986 and incorporated by
               reference herein).
      (i)(B)   Certificate of Amendment of The Certificate of Incorporation
               filed with the State of New York Department of State, June
               13, 1988 (Filed as Exhibit 3.5 to Registrant's Form 10-K for
               the fiscal year ended December 31, 1988 and incorporated by reference herein).
      (i)(C)   Certificate of Amendment of the Certificate of Incorporation
               filed with the State of New York Department of State, March
               3, 1989 (Filed as Exhibit A to the Registrant's Form 8-A
               dated March 6, 1989 and incorporated by reference herein).
      (i)(D)   Certificate of Amendment of The Certificate of Incorporation
               filed with the State of New York Department of State, March
               5, 1993 (Filed as Exhibit 4.1 to Registrant's Form 8-K dated
               March 5, 1993 and incorporated by reference herein).
     (ii)(A)   By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended
               December 31, 1992 and incorporated by reference herein).
     (ii)(B)   Amendments to By-Laws adopted May 21, 1998 (Filed as Exhibit
               3 to the Registrant's Form 10-Q for the six months ended
               June 30, 1998 and incorporated by reference herein).
 4.      (a)   Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no
               instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated
               subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.



10.      (i)   Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the
               Registrant's Form 10-K for the fiscal year ended December
               31, 1992 and incorporated by reference herein).
        (ii)   Amendments to Employment Agreements dated February 14, 1995
               (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b),
               respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein).
       (iii)   Amendments to Employment Agreements dated February 8, 1997
               (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b),
               respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).
        (iv)   Amendments to Employment Agreements dated February 28, 1998
               (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively to the Registrant's Form 10-K for the fiscal year ended
               December 31, 1997 and incorporated by reference herein).
         (v)   Amendments to Employment Agreements dated February 19, 1999
               (Filed as Exhibits 3.10(v)(a) and 3.10(v)(b), respectively to the Registrant's Form 10-K for the fiscal year ended
               December 31, 1998 and incorporated by reference herein).
        (vi)   Amendments to Employment Agreements dated May 22, 1999(Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the
               Registrant's Form 10-Q for the six months ended June 30,
               1999 and incorporated by reference herein).
       (vii)   Form of Change of Control Severance Agreement entered in on
               May 21, 1999 between the Registrant and each of six
               executives (Filed as Exhibit 10(ii) to the Registrant's Form
               10-Q for the six months ended June 30, 1999 and incorporated by reference herein).
      (viii)   Amendments to Employment Agreements dated March 9, 1999
               (Filed as Exhibits 3.10(viii)(a) and 3.10(viii)(b),
               respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).
               (a) For Louis J. Cappelli
               (b) For John C. Millman
        (ix)   Amendments to Employment Agreements dated February 24, 2000
               (Filed as Exhibits 3.10(ix)(a) and 3.10(ix)(b),
               respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).
         (x)   Amendments to Employment Agreements dated February 26, 2001
               (Filed as Exhibits 3.10(x)(a) and 3.10(x)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended
               December 31, 2000 and incorporated by reference herein).
11.            Statement re: Computation of Per Share Earnings.
12.            Statement re: Computation of Ratios.
13.            Annual Report to security holders, Sterling Bancorp 2001
               Annual Report (This document is filed only to the extent of pages 16 through 61, which are incorporated by reference
               herein).
21.            Subsidiaries of the Registrant.
23.            Consent of KPMG LLP Independent Certified Public
               Accountants.

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

                                STERLING BANCORP

                           /s/      Louis J. Cappelli
                     --------------------------------------
                               Louis J. Cappelli, Chairman
                         (Principal Executive Officer)

                              Date: March 29, 2002

                           /s/       John W. Tietjen
                     --------------------------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                              Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DATE                             SIGNATURE                                    TITLE
     ----                             ---------                                    -----
March 29, 2002                  /s/ Louis J. Cappelli                             Director
                     ------------------------------------------


March 29, 2002                   /s/ John C. Millman                              Director
                     ------------------------------------------


March 29, 2002                  /s/ Henry J. Humphreys                            Director
                     ------------------------------------------


March 29, 2002                   /s/ Walter Feldesman                             Director
                     ------------------------------------------


March 29, 2002                    /s/ Eugene T. Rossides                          Director
                     ------------------------------------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                DOCUMENTS FILED
                                   AS A PART
                                 OF THIS REPORT
                                       ON
                                   FORM 10-K
                             ANNUAL REPORT -- 2001

                             ---------------------

                                STERLING BANCORP

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER
 3.   (i)(A)   Amended and Restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986
               (Filed as Exhibit 3.3 to Registrant's Form 10-K for the
               fiscal year ended December 31, 1986 and incorporated by
               reference herein).
      (i)(B)   Certificate of Amendment of The Certificate of Incorporation
               filed with the State of New York Department of State, June
               13, 1988 (Filed as Exhibit 3.5 to Registrant's Form 10-K for
               the fiscal year ended December 31, 1988 and incorporated by reference herein).
      (i)(C)   Certificate of Amendment of the Certificate of Incorporation
               filed with the State of New York Department of State, March
               3, 1989 (Filed as Exhibit A to the Registrant's Form 8-A,
               dated March 6, 1989 and incorporated by reference herein).
      (i)(D)   Certificate of Amendment of The Certificate of Incorporation
               filed with the State of New York Department of State, March
               5, 1993 (Filed as Exhibit 4.1 to Registrant's Form 8-K dated
               March 5, 1993 and incorporated by reference herein).
     (ii)(A)   By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended
               December 31, 1992 and incorporated by reference herein).
     (ii)(B)   Amendments to By-Laws adopted May 21, 1998 (Filed as Exhibit
               3 to the Registrant's Form 10-Q for the six months ended
               June 30, 1998 and incorporated by reference herein).
 4.      (a)   Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no
               instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated
               subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10.      (i)   Employment Agreements, dated as of February 19, 1993 (Filed as Exhibits 3.4(a) and 3.4(b), respectively, to the
               Registrant's Form 10-K for the fiscal year ended December
               31, 1992 and incorporated by reference herein).
        (ii)   Amendments to Employment Agreements dated February 14, 1995
               (Filed as Exhibits 3.10(ii)(a) and 3.10(ii)(b),
               respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein).
       (iii)   Amendments to Employment Agreements dated February 8, 1997
               (Filed as Exhibits 3.10(iii)(a) and 3.10(iii)(b),
               respectively to the Registrant's Form 10-K for the fiscal
               year ended December 31, 1995 and incorporated by reference herein).

  EXHIBIT
   NUMBER
        (iv)   Amendments to Employment Agreements dated February 28, 1998
               (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein).
         (v)   Amendments to Employment Agreements dated February 19, 1999
               (Filed as Exhibits 3.10(v)(a) and 3.10(v)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended
               December 31, 1998 and incorporated by reference herein).
        (vi)   Amendments to Employment Agreements dated May 22, 1999
               (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the six months ended June 30, 1999 and incorporated by reference herein).
       (vii)   Form of Change of Control Severance Agreement entered in on
               May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form
               10-Q for the six months ended June 30, 1999 and incorporated by reference herein).
      (viii)   Amendments to Employment Agreements dated March 9, 1999
               (Filed as Exhibits 10(viii)(a) and 10(viii)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).
        (ix)   Amendments to Employment Agreements dated February 24, 2000
               (Filed as Exhibits 3.10(ix)(a) and 3.10(ix)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).
         (x)   Amendments to Employment Agreements dated February 26, 2001
               (Filed as Exhibits 3.10(x)(a) and 3.10(x)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended
               December 31, 2000 and incorporated by reference herein).
11.            Statement re: Computation of Per Share Earnings.
12.            Statement re: Computation of Ratios.
13.            Annual Report to security holders, Sterling Bancorp 2001
               Annual Report (This document is filed only to the extent of pages 16 through 61, which are incorporated by reference herein).
21.            Subsidiaries of the Registrant.
23.            Consent of KPMG LLP Independent Certified Public
               Accountants.