Form 10-Q
period 2002-03-31
STERLING BANCORP
filed 2002-05-15
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	13-2565216

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

650 Fifth Avenue New York, N.Y.	10019-6108

(Address of principal executive offices)	(Zip Code)

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

 Yes       No

As of March 31, 2002 there were 10,075,985 shares of common stock,
$1.00 par value, outstanding.

Consolidated Balance Sheets
(Consolidated Statements of Income)
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS
Results for Three Months
BALANCE SHEET ANALYSIS
CAPITAL
Rate/Volume Analysis
Regulatory Capital and Ratios
Item 3. Quantitative and Qualitative Disclosures About Market Risk
ASSET/LIABILITY MANAGEMENT
Interest Rate Sensitivity
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EMPLOYMENT AGREEMENT FOR LOUIS J. CAPELLI
EMPLOYMENT AGREEMENT FOR JOHN C. MILLMAN
AMENDMENT TO FORM OF CHANGE OF CONTROL
COMPUTATION OF PER SHARE EARNINGS

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2001	2001

ASSETS
Cash and due from banks	$31,279,014	$50,362,016
Interest-bearing deposits with other banks	1,850,861	2,487,178
Federal funds sold	—	10,000,000
Securities available for sale	209,112,771	177,810,042
Securities available for sale — pledged	98,160,881	91,752,370
Securities held to maturity	163,432,053	101,077,406
Securities held to maturity — pledged	145,217,604	205,387,986

Total investment securities	615,923,309	576,027,804

Loans, net of unearned discounts	778,927,240	808,686,874
Less allowance for loan losses	14,314,948	14,038,322

Loans, net	764,612,292	794,648,552

Customers’ liability under acceptances	1,543,091	608,660
Excess cost over equity in net assets of the banking subsidiary	21,158,440	21,158,440
Premises and equipment, net	8,143,458	7,852,362
Other real estate	969,367	809,184
Accrued interest receivable	6,433,596	5,867,121
Other assets	36,690,613	13,049,654

	$1,488,604,041	$1,482,870,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$307,616,587	$356,303,308
Interest-bearing deposits	692,669,664	628,620,646

Total deposits	1,000,286,251	984,923,954
Federal funds purchased and securities sold under agreements to repurchase	89,328,739	147,095,635
Commercial paper	31,032,800	42,103,200
Other short-term borrowings	22,706,975	8,687,671
Acceptances outstanding	1,543,091	608,660
Accrued expenses and other liabilities	77,877,954	75,624,435

	1,222,775,810	1,259,043,555
Long-term debt — FHLB	115,000,000	95,350,000

Total liabilities	1,337,775,810	1,354,393,555

Corporation Obligated Mandatorily Redeemable Preferred Securities	25,000,000	—

Shareholders’ equity
Preferred stock, $5 par value. Authorized 644,389 shares Series D, issued 234,162 and 234,606 shares, respectively	2,341,620	2,346,060
Common stock, $1 par value. Authorized 20,000,000 shares; issued 11,011,195 and 10,834,853 shares, respectively	11,011,195	10,834,853
Capital surplus	100,900,502	98,487,765
Retained earnings	35,859,745	32,419,767
Accumulated other comprehensive income, net of tax	193,168	1,119,223

	150,306,230	145,207,668
Less
Common shares in treasury at cost, 935,055 and 745,023 shares, respectively	21,793,623	15,542,454
Unearned compensation	2,684,376	1,187,798

Total shareholders’ equity	125,828,231	128,477,416

	$1,488,604,041	$1,482,870,971

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES

(Consolidated Statements of Income)

	Three Months Ended
	March 31,

	2002	2001

INTEREST INCOME
Loans	$14,166,374	$17,259,102
Investment securities
Available for sale	4,176,250	2,561,771
Held to maturity	4,942,518	4,704,691
Federal funds sold	8,681	19,492
Deposits with other banks	149,183	36,444

Total interest income	23,443,006	24,581,500

INTEREST EXPENSE
Deposits	3,323,204	5,347,779
Federal funds purchased and securities sold under agreements to repurchase	446,650	1,799,365
Commercial paper	206,601	414,591
Other short-term borrowings	107,689	59,350
Long-term debt	1,059,975	294,867

Total interest expense	5,144,119	7,915,952

Net interest income	18,298,887	16,665,548
Provision for loan losses	1,679,300	1,685,800

Net interest income after provision for loan losses	16,619,587	14,979,748

NONINTEREST INCOME
Factoring income	1,376,891	1,401,051
Mortgage banking income	2,530,339	1,289,407
Service charges on deposit accounts	1,148,235	1,401,219
Trade finance income	451,257	680,392
Trust fees	117,118	186,804
Other service charges and fees	431,042	339,880
Bank owned life insurance income	222,356	—
Other income	68,903	50,370

Total noninterest income	6,406,141	5,349,123

NONINTEREST EXPENSES
Salaries and employee benefits	8,044,425	6,993,018
Occupancy expenses, net	1,176,349	1,126,965
Equipment expenses	567,989	571,671
Other expenses	4,443,437	3,924,286

Total noninterest expenses	14,232,437	12,615,940

Income before income taxes	8,793,291	7,712,931
Provision for income taxes	3,526,990	3,176,646

Net income	$5,266,301	$4,536,285

Average number of common shares outstanding
Basic	10,104,482	10,028,109
Diluted	10,796,473	10,612,817
Per average common share
Basic	$0.52	$0.45
Diluted	0.49	0.43
Dividends per common share	0.18	0.16

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

	2002	2001

Net Income	$5,266,301	$4,536,285
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the period	(926,055)	957,341

Comprehensive income	$4,340,246	$5,493,626

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended
	March 31,

	2002	2001

Preferred Stock
Balance at January 1	$2,346,060	$2,402,760
Conversions of Series D shares	(4,440)	—

Balance at March 31,	$2,341,620	$2,402,760

Common Stock
Balance at January 1	$10,834,853	9,563,329
Conversions of preferred shares into common shares	562	—
Options exercised	175,780	28,580

Balance at March 31	$11,011,195	$9,591,909

Capital Surplus
Balance at January 1	$98,487,765	$67,450,110
Conversions of preferred shares into common shares	3,878	—
Issuance of shares under incentive compensation plan	386,400	—
Options exercised	2,022,459	338,054

Balance at March 31	$100,900,502	$67,788,164

Retained Earnings
Balance at January 1	$32,419,767	$47,466,602
Net Income	5,266,301	4,536,285
Cash dividends paid — common shares — preferred shares	(1,797,947)	(1,448,856)
	(28,376)	(24,783)

Balance at March 31	$35,859,745	$50,529,248

Accumulated Other Comprehensive Income
Balance at January 1	$1,119,223	$(22,652)

Unrealized holding (losses) gains arising during the period:
Before tax	(1,711,748)	1,769,576
Tax effect	785,693	(812,235)

Net of tax	(926,055)	957,341

Balance at March 31	$193,168	$934,689

Treasury Stock
Balance at January 1	$(15,542,454)	$(7,986,763)
Issuance of shares under incentive compensation plan	1,267,200	—
Surrender of shares issued under incentive compensation plan	(1,655,315)	(213,129)
Purchase of common shares	(5,863,054)	—

Balance at March 31	$(21,793,623)	$8,199,892)

Unearned Compensation
Balance at January 1	$(1,187,798)	$(1,857,292)
Issuance of shares under incentive compensation plan	(1,653,600)	—
Amortization of unearned compensation	157,022	99,726

Balance at March 31	$(2,684,376)	$(1,757,566)

Total Shareholders’ Equity
Balance at January 1	$128,477,416	$117,016,094
Net changes during the period	(2,649,185)	4,273,218

Balance at March 31	$125,828,231	$121,289,312

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2002	2001

Operating Activities
Net Income	$5,266,301	$4,536,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,679,300	1,685,800
Depreciation and amortization of premises and equipment	381,907	383,539
Deferred income tax benefit	(116,793)	(61,050)
Net change in loans held for sale	15,377,415	(5,879,000)
Amortization of unearned compensation	157,022	99,726
Amortization of premiums of securities	394,818	251,438
Accretion of discounts on securities	(237,145)	(136,765)
Increase in accrued interest receivable	(566,475)	(112,844)
Increase (Decrease) in other liabilities and accrued expenses	2,253,519	(3,470,234)
Increase in other assets	(22,738,494)	(203,370)
Issuance premium for preferred securities, net of amortization	906,250	—
Other, net	(1,624,065)	(213,129)

Net cash provided by (used in) operating activities	1,133,065	(3,119,604)

Investing Activities
Purchase of premises and equipment	(673,003)	(439,942)
Decrease in interest-bearing deposits	636,317	694,777
Decrease in Federal funds sold	10,000,000	—
Increase in other real estate	(160,183)	(535,880)
Net decrease in loans	12,979,545	27,088,882
Proceeds from prepayments, redemptions or maturities of securities — held to maturity	26,830,723	15,058,625
Purchases of securities — held to maturity	(29,117,445)	—
Purchases of securities — available for sale	(116,687,877)	(39,129,630)
Proceeds from prepayments, redemptions or maturities of securities — available for sale	77,209,694	4,961,872

Net cash (used in) provided by investing activities	(18,982,229)	7,698,704

Financing Activities
Decrease in noninterest-bearing deposits	(48,686,721)	(62,585,565)
Increase in interest-bearing deposits	64,049,018	37,841,542
Net proceeds from issuance of Corporation Obligated Mandatorily Redeemable Preferred Securities of subsidiary trust	24,062,500	—
Decrease in Federal funds purchased and securities sold under agreements to repurchase	(57,766,896)	(23,513,001)
Increase (Decrease) in commercial paper and other short-term borrowings	2,948,904	(4,320,524)
Purchase of treasury stock	(5,863,054)	—
Increase in other long-term debt	19,650,000	29,650,000
Proceeds from exercise of stock options	2,198,239	366,634
Cash dividends paid on common and preferred stock	(1,826,323)	(1,473,639)

Net cash used in financing activities	(1,234,333)	(24,034,553)

Net decrease in cash and due from banks	(19,083,002)	(19,455,453)
Cash and due from banks — beginning of period	50,362,016	50,212,689

Cash and due from banks — end of period	$31,279,014	$30,757,236

Supplemental disclosures:
Interest paid	$4,811,675	$7,729,258
Income taxes paid	4,870,000	621,500

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	The consolidated financial statements include the accounts of Sterling Bancorp (“the parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (“the bank”), after elimination of material intercompany transactions. The term “the Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2002 and 2001 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001. The Company paid stock dividends as follows: a 10% stock dividend on December 10, 2001; a 10% stock dividend on December 11, 2000; and a 5% stock dividend on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods shown have been restated to reflect the effect of the stock dividend.

2.	For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3.	The Company’s outstanding Preferred Shares comprise 234,162 Series D shares (of 300,000 Series D shares authorized). Each Series D share (all of such shares are owned by the Company’s Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into 1.2723 Common Shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

4.	The Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements issued to stockholders.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

         The Company provides a full range of financial products and services, including commercial loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2002 year-to-date average interest-earning assets were 53.0% loans (corporate lending was 73.4% and real estate lending was 21.9% of total loans, respectively) and 47.0% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 68% of loans are to borrowers located in the metropolitan New York area. The Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

         The following tables provide certain information regarding the Company’s operating segments for the three month periods ended March 31, 2002 and 2001:

	Corporate	Real Estate	Company-wide
	Lending	Lending	Treasury	Totals

Three Months Ended March 31, 2002

Net interest income	$7,031,978	$3,378,369	$7,499,200	$17,909,547

Noninterest income	2,836,498	2,518,008	240,552	5,595,058

Depreciation and amortization	45,352	47,040	—	92,392

Segment profit	3,650,887	2,877,163	7,942,111	14,470,161

Segment assets	576,023,598	154,896,313	711,856,145	1,442,776,056

Three Months Ended March 31, 2001

Net interest income	$7,951,788	$3,350,229	$4,807,329	$16,109,346

Noninterest income	3,287,188	1,321,539	41,731	4,650,458

Depreciation and amortization	40,745	46,385	84	87,214

Segment profit	4,658,360	2,597,615	5,719,134	12,975,109

Segment assets	560,067,578	132,628,549	516,059,951	1,208,756,078

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

         The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended March 31,

	2002	2001

Net interest income:

Total for reportable operating segments	$17,909,547	$16,109,346

Other [1]	389,340	556,202

Consolidated net interest income	$18,298,887	$16,665,548

Noninterest income:

Total for reportable operating segments	$5,595,058	$4,650,458

Other [1]	811,083	698,665

Consolidated noninterest income	$6,406,141	$5,349,123

Profit:

Total for reportable operating segments	$14,470,161	$12,975,109

Other [1]	(5,676,870)	(5,262,178)

Consolidated income before income taxes	$8,793,291	$7,712,931

Assets:

Total for reportable operating segments	$1,442,776,056	$1,208,756,078

Other [1]	45,827,985	40,380,991

Consolidated assets	$1,488,604,041	$1,249,137,069

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.	In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The effect of adopting these standards is not expected to have a material impact on the Company’s statements of financial condition and results of operations. SFAS No. 142 became effective for the Company on January 1, 2002.

6.	Subsequent to the end of the first quarter, the Company became aware that a corporate borrower with multi-bank lines, and owing it $5.4 million, has become the subject of an involuntary bankruptcy. If this were to result in a charge to the loan loss reserve, management believes that the Company would continue to have adequate loan loss reserves. Although the loan is collateralized by accounts receivable and other assets, the Company cannot now estimate the amount it will recover.

STERLING BANCORP AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp (the “parent company”), a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Banking Corporation and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation (“Factors”), Sterling National Mortgage Company, Inc. (“SNMC”), Sterling National Servicing, Inc. (“SNS-Virginia”) and Sterling Holding Company of Virginia, Inc, and Sterling Trade Services, Inc. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. (“SREHC”). Sterling Trades Services, Inc., which was formed on April 23, 2001, owns all outstanding common shares of Sterling National Asia Limited, Hong Kong, which was also formed on that date. Throughout this discussion and analysis, the term “the Company” refers to Sterling Bancorp and its subsidiaries and the term “the bank” refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. It is possible that our actual results and financial position may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

         Factors that could cause our actual results to differ, possibly materially, from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including the impact of September 11, 2001 and any future acts or threats of war or terrorism; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; a decline in general economic conditions and the strength of the local economies in which we operate; the financial condition of our borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of products and services; the timely development and effective marketing of competitive new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for our products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; our success at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of factors is not exclusive, and we will not update any forward-looking statements, whether written or oral, that may be made from time to time.

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

         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in most areas of its business with other financial institutions. At March 31, 2002, the bank’s year-to-date average earning assets (of which loans were 51% and investment securities were 46%) represented approximately 96% of the Company’s year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

Results for the Three Months Ended March 31, 2002 and 2001

OVERVIEW

The Company reported net income for the three months ended March 31, 2002 of $5.3 million, representing $0.49 per share, calculated on a diluted basis, compared to $4.5 million, or $0.43 per share, calculated on a diluted basis, for the like period in 2001. This increase reflects higher net interest income and continued growth in noninterest income.

         Net interest income, on a tax equivalent basis, increased to $18.6 million for the first quarter of 2002 compared with $16.9 million for the same period in 2001, principally due to higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 5.69% for the first quarter of 2002 compared to 6.28% for the like 2001 period. The net interest margin benefitted from a decrease of 214 basis points in the cost of funds partially offset by a decrease of 200 basis points in the average yield on earning assets. Also contributing to the decrease was a lower proportion of earning assets funded from noninterest-bearing sources.

         Noninterest income rose to $6.4 million for the three months ended March 31, 2002 compared to $5.3 million for the like 2001 period principally due to continued growth in income from mortgage banking activities and from a bank-owned life insurance program implemented in January, 2002.

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

         Net interest income, on a tax equivalent basis, for the three months ended March 31, 2002 increased to $18,561,000 from $16,916,000 for the comparable period in 2001.

         Total interest income, on a tax equivalent basis, aggregated $23,707,000 for the first quarter of 2002 down from $24,832,000 for the same period of 2002. The tax equivalent yield on interest earning assets was 7.32% for the three months ended March 31, 2002 compared with 9.32% for the comparable period in 2001. The decrease in interest income was due to a decrease in income earned on the Company’s loan portfolio as a result of lower average yields. The decrease in yield on earning assets was primarily due to lower yields on loans. The securities outstanding increased as a result of the implementation of asset liability management strategies designed to take advantage of the steepness in the yield curve. Loan balances increased as the result of the implementation of business plans designed to increase funds employed in the asset category.

         Interest earned on the loan portfolio amounted to $14,166,000 which was down $3,093,000 when compared to a year ago. Average loan balances amounted to $708,818,000 which were up $30,570,000 from an average of $678,248,000 in the prior year period. The increase in the average loans was primarily in the real estate loan segment of the Company’s loan portfolio. The decrease in the yield on the domestic loan portfolio to 8.52% for the three months ended March 31, 2002 from 11.07% for the comparable 2001 period was primarily attributable to a lower rate environment on average in the 2002 period.

         Interest earned on the securities portfolio increased to $9,383,000 for the three months ended March 31, 2002 from $7,517,000 in the prior year period. Average outstandings increased to $589,090,000 which were up $152,442,000 from $436,648,000 in the prior year period. The increase in average securities balances was primarily in mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and agencies.

         Interest expense on deposits decreased $2,024,000 for the three months ended March 31, 2002 to $3,323,000 from $5,348,000 for the comparable 2001 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 2.06% which was 197 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2002 period.

         Interest expense associated with borrowed funds decreased to $1,822,000 for the first quarter of 2002 from $2,568,000 in the comparable 2001 period as a result of lower rates paid partially offset by higher average long-term debt outstandings. The average cost of borrowings was 2.77% for the first three months of 2002 compared with 5.45% in the comparable prior year period. Average amounts of long-term debt outstanding were up $86,432,000 to $111,920,000 from $25,488,000 in the prior year period. These borrowings were advances from the Federal Home Loan Bank of New York utilized in connection with the assets liability management strategies discussed above.

Noninterest Income

Noninterest income increased $1,057,000 for the first quarter of 2002 when compared with the like 2001 period primarily as a result of increased income from mortgage banking activities and from a bank-owned life insurance program implemented in January, 2002.

Noninterest Expenses

Noninterest expenses increased $1,616,000 for the first quarter of 2002 when compared with the like 2001 period primarily due to increased salary expenses and pension costs, expenses related to the trust preferred securities placement completed in February, 2002, losses on sales of assets, and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At March 31, 2002, the Company’s portfolio of securities totalled $615,923,000 of which U.S. Government and U.S. Government corporations and agencies guaranteed mortgage-backed and collateralized mortgage obligations securities having an average life of approximately 4.4 years amounted to $568,528,000.

         Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. The following table presents information regarding securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
March 31, 2002	Cost	Gains	Losses	Value

U.S. Treasury securities	$2,493,998	$—	$404	$2,493,594

Obligations of U.S. government corporations and agencies—mortgage-backed securities	124,048,850	955,025	724,476	124,279,399

Obligations of U.S. government corporations and agencies—collateralized mortgage obligations	135,238,138	580,851	1,214,080	134,604,909

Obligations of state and political institutions	34,400,720	866,736	11,535	35,255,921

Trust preferred securities	2,514,745	—	113,415	2,401,330

Federal Reserve Bank and other equity securities	8,220,142	18,816	459	8,238,499

Total	$306,916,593	$2,421,428	$2,064,369	$307,273,652

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

         The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The following table presents information regarding securities held to maturity:

		Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Market
March 31, 2002	Value	Gains	Losses	Value

Obligations of U.S. government corporations and agencies — mortgage-backed securities	$307,149,657	$4,110,137	$3,491,233	$307,768,561

Debt securities issued by Foreign governments	1,500,000	—	—	1,500,000

Total	$308,649,657	$4,110,137	$3,491,233	$309,268,561

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

         The Company’s commercial and industrial loan portfolio represents approximately 62% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower’s operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company’s real estate loan portfolio, which represents approximately 19% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia.

The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 14% of gross loans. The collateral securing any loan may vary in value based on market conditions.

         The following table sets forth the composition of the Company’s loan portfolio.

	March 31,

	2002		2001

	($ in thousands)
		% of		% of
	Balances	Gross	Balances	Gross

Domestic

Commercial and industrial	$489,591	61.8%	$471,187	63.4%

Equipment lease financing	109,367	13.8	105,429	14.2

Real estate	151,089	19.1	132,785	17.9

Installment — individuals	8,296	1.0	8,803	1.2

Loans to depository institutions	34,000	4.3	24,000	3.2

Foreign

Government and official institutions	—	—	777	0.1

Gross loan	792,343	100.0%	742,981	100.0%

Unearned discounts	13,416		14,814

Loans, net of unearned discounts	$778,927		$728,167

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

         The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management’s evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2002, the ratio of the allowance to loans, net of unearned discounts, was 1.84% and the allowance was $14,315,000. At such date, the Company’s non-accrual loans amounted to $1,643,000; $197,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $127,000. Based on the foregoing, as well as management’s judgment as to the current risks inherent in the loan portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 2002. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $684,000 at March 31, 2002.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).

         The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2002		2001

	($ in thousands)
		% of		% of
	Balances	Total	Balances	Total

Domestic Demand	$307,617	30.8%	$278,454	33.1%

NOW	107,896	10.8	71,924	8.5

Savings	26,902	2.7	25,651	3.1

Money Market	171,443	17.1	205,401	24.4

Time deposits	383,428	38.3	257,133	30.5

Total domestic deposits	997,286	99.7	838,563	99.6

Foreign Time deposits	3,000	0.3	2,975	0.4

Total deposits	$1,000,286	100.0%	$841,538	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customer’s balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 20.

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 22. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically under capitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a “well capitalized” institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At March 31, 2002, the Company and the bank exceeded the requirements for “well capitalized” institutions.

STERLING BANCORP AND SUBSIDIARIES

Average Balance Sheets(1)

Three Months Ended March 31,
(dollars in thousands)

	2002			2001

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-bearing deposits with other banks	$3,500	$9	1.01%	$2,922	$36	5.39%
Investment securities:
Available for sale	245,262	3,799	6.20	128,151	2,204	6.88
Held to maturity	309,223	4,943	6.39	275,570	4,705	6.83
Tax-exempt(2)	34,605	641	7.51	32,927	608	7.49
Federal funds sold	36,033	149	1.66	1,389	20	5.61
Loans, net of unearned discounts
Domestic(3)	708,818	14,166	8.52	677,471	17,244	11.07
Foreign	—	—	—	777	15	7.63

TOTAL INTEREST-EARNING ASSETS	1,337,441	23,707	7.32%	1,119,207	24,832	9.32%

Cash and due from banks	49,515			45,883
Allowance for loan losses	(14,481)			(13,210)
Goodwill	21,158			21,158
Other assets	47,690			25,719

TOTAL ASSETS	$1,441,323			$1,198,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$27,344	43	0.63%	$24,932	146	2.38%
NOW	100,402	229	0.93	72,244	435	2.44
Money market	170,025	396	0.95	181,670	1,311	2.93
Time	354,522	2,637	3.02	255,852	3,419	5.42
Foreign
Time	2,998	18	2.39	2,975	37	5.05

Total interest-bearing deposits	655,291	3,323	2.06	537,673	5,348	4.03

Borrowings
Federal funds purchased and securities sold under agreements to repurchase	95,287	447	1.90	129,559	1,799	5.63
Commercial paper	38,634	206	2.17	31,672	415	5.31
Other short-term debt	18,983	108	2.30	4,073	59	5.10
Long-term debt	111,920	1,060	3.79	25,488	295	4.63

Total borrowings	264,824	1,821	2.77	190,792	2,568	5.45

TOTAL INTEREST-BEARING LIABILITIES	920,115	5,144	2.26%	728,465	7,916	4.40%

Noninterest-bearing deposits	304,879			285,183
Other liabilities	79,035			68,384

Total liabilities	1,304,029			1,082,032

Corporation Obligated Mandatorily Redeemable Preferred Securities	9,167			—

Shareholders’ equity	128,127			116,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,441,323			$1,198,757

Net interest income/spread		18,563	5.06%		16,916	4.92%

Net yield on interest-earning assets (margin)			5.69%			6.28%

Less: Tax equivalent adjustment		264			250

Net interest income		$18,299			$16,666

(1)	The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 2001 amounts to conform to the current presentation.
(2)	Interest on tax-exempt securities is presented on a tax equivalent basis.
(3)	Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES

Rate/Volume Analysis(1)
(in thousands)

	Increase/(Decrease)
	Three Months Ended
	March 31, 2002 to March 31, 2001

	Volume	Rate	Net(2)

INTEREST INCOME
Interest-bearing deposits with other banks	$7	$(34)	$(27)

Investment securities
Available for sale	1,827	(232)	1,595
Held to maturity	547	(309)	238
Tax-exempt	31	2	33

Total investment securities	2,405	(539)	1,866

Federal funds sold	153	(24)	129

Loans, net of unearned discounts
Domestic(3)	911	(3,989)	(3,078)
Foreign	(15)	—	(15)

Total loans, net of unearned discount	896	(3,989)	(3,093)

TOTAL INTEREST INCOME	$3,461	(4,586)	(1,125)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$13	$(116)	$(103)
NOW	128	(334)	(206)
Money market	(79)	(836)	(915)
Time	1,046	(1,828)	(782)
Foreign
Time	—	(19)	(19)

Total interest-bearing deposits	1,108	(3,133)	(2,025)

Borrowings
Federal funds purchased and securities sold under agreements to repurchase	(386)	(966)	(1,352)
Commercial paper	76	(285)	(209)
Other short-term debt	104	(55)	49
Long-term debt	827	(62)	765

Total borrowings	621	(1,368)	(747)

TOTAL INTEREST EXPENSE	$1,729	$(4,501)	$(2,772)

NET INTEREST INCOME	$1,732	$(85)	$1,647

(1)	The above table is presented on a tax equivalent basis.

(2)	The change in interest income and interest expense due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each.

(3)	Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent accrued.

STERLING BANCORP AND SUBSIDIARIES

Regulatory Capital and Ratios

Ratios and Minimums

(dollars in thousands)

			For Capital
			Adequacy		To Be Well
	Actual		Minimum		Capitalized

As of March 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
The Company	$140,076	16.59%	67,536	8.00%	$84,420	10.00%
The bank	100,521	12.67	63,490	8.00	79,362	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	129,477	15.34	33,768	4.00	50,652	6.00
The bank	90,566	11.41	31,745	4.00	47,617	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	129,477	9.12	56,807	4.00	71,008	5.00
The bank	90,566	6.61	54,802	4.00	68,502	5.00

As of December 31, 2001

Total Capital (to Risk Weighted Assets):
The Company	$116,912	13.70%	$68,290	8.00%	$85,362	10.00%
The bank	96,158	11.97	64,240	8.00	80,300	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	106,200	12.44	34,145	4.00	51,217	6.00
The bank	86,093	10.72	32,120	4.00	48,180	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	106,200	7.79	54,553	4.00	68,191	5.00
The bank	86,093	6.54	52,681	4.00	65,852	5.00

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

         Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its on- and off-balance sheet positions by examining its near-term sensitivity and its longer term gap position. In its management of interest rate risk, the Company utilizes several tools including traditional gap analysis and income simulation models.

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

         The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2002, is presented on page 26. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

         At March 31, 2002, the Company’s financial instruments consisted of four interest rate floor contracts having a notional amount totaling $100 million two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002 and two contracts with a notional amount of $25 million each and a final maturity of August 14, 2003. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At March 31, 2002, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

         The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $305,000 which are amortized monthly against interest income from the designated assets. At March 31, 2002, the unamortized premiums on these contracts totaled $114,000 and are included in other assets. At March 31, 2002, there was $303,000 receivable under these contracts.

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

         The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company’s interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2002, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 2.19% ($1,582,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 4.51% ($3,266,000) decline from an unchanged rate environment.

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

         The bank’s ability to supply funds to the parent company and its nonbank subsidiaries is subject to various legal restrictions. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.

         At March 31, 2002, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $31,033,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $45,159,000 and back-up credit lines with banks of $24,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

	Repricing Date

		More than	More than		Non
	3 months	3 months	1 Year to	Over	Rate
	or less	to 1 Year	5 years	5 years	Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$1,851	$—	$—	$—	$—	$1,851
Investment securities	2,745	283	29,476	577,198	6,221	615,923
Loans, net of unearned discounts
Commercial and industrial	478,155	2,572	8,823	41	(741)	488,850
Loans to depository institutions	34,000	—	—	—	—	34,000
Lease financing	39,015	3,373	64,750	2,229	(12,621)	96,746
Real estate	36,474	27,703	42,863	44,049	(27)	151,062
Installment	4,661	913	1,316	1,406	(27)	8,269
Foreign government and official institutions	—	—	—	—	—	—
Noninterest-earning assets and allowance for loan losses	—	—	—	—	91,903	91,903

Total Assets	596,901	34,844	147,228	624,923	84,708	1,488,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings(1)	—	—	26,902	—	—	26,902
NOW(1)	—	—	107,896	—	—	107,896
Money market(1)	137,456	—	33,987	—	—	171,443
Time — domestic	232,643	75,779	74,755	251	—	383,428
— foreign	1,180	1,820	—	—	—	3,000
Federal funds purchased & securities sold u/a/r	81,291	8,038	—	—	—	89,329
Commercial paper	31,033	—	—	—	—	31,033
Other short-term borrowings	2,357	20,350	—	—	—	22,707
Long-term borrowings — FHLB	—	—	15,000	100,000	—	115,000
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	537,866	537,866

Total Liabilities and Shareholders’ Equity	485,960	105,987	258,540	100,251	537,866	1,488,604

Net Interest Rate
Sensitivity Gap	$110,941	$(71,143)	$(111,312)	$524,672	$(453,158)	$—

Cumulative Gap
March 31, 2002	$110,941	$39,798	$(71,514)	$453,158	$—	$—

Cumulative Gap
March 31, 2001	$91,044	$30,389	$(38,494)	$410,666	$—	$—

Cumulative Gap
December 31, 2001	$129,150	$64,668	$(47,649)	$48,318	$—	$—

(1)	Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and runoff experience.

STERLING BANCORP AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

         (a)  The following exhibits are filed as part of this report:

10. (i) Amended and Restated Employment Agreements dated March 22, 2002

(a) For Louis J. Cappelli

(b) For John C. Millman

(ii) Amendment to Form of Change of Control Severance Agreements dated February 6, 2002 entered into between the Registrant and each of four executives

11. Statement Re: Computation of Per Share Earnings

         (b) No reports on Form 8-K have been filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP
...........................................................
(Registrant)

Date	05/14/02	/s/	Louis J. Cappelli

Louis J. Cappelli

Chairman and

Chief Executive Officer

Date	05/14/02	/s/	John W. Tietjen

John W. Tietjen

Executive Vice President, Treasurer

and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Sequential
Exhibit		Filed	Page
Number	Description	Herewith	No.

10.	(i) Amended and Restated Employment Agreements dated March 22, 2002	X

(a) For Louis J. Cappelli

(b) For John C. Millman

	(ii) Amendment to Form of Change of Control	X

Severance Agreement dated February 6, 2002 Entered into Between the Registrant and Each of Four Executives

11.	Computation of Per Share Earnings	X