Form 10-Q
period 2002-06-30
STERLING BANCORP
filed 2002-08-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                June 30, 2002
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number:                    1-5273-1
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

                                       [X] Yes  [ ] No


        As of July 31, 2002 there were 9,948,155 shares of common stock,
                          $1.00 par value, outstanding.

                                STERLING BANCORP




PART I FINANCIAL INFORMATION                                                Page

     Item 1.   Financial Statements (Unaudited)

               Consolidated Financial Statements                              3
               Notes to Consolidated Financial Statements                     8

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

               Business                                                       13
               Results for Three Months                                       13
               Results for Six Months                                         15
               Balance Sheet Analysis                                         17
               Capital                                                        21
               Average Balance Sheets                                         22
               Rate/Volume Analysis                                           24
               Regulatory Capital and Ratios                                  26

     Item 3.   Quantitative and Qualitative Disclosures About
                 Market Risk

               Asset/Liability Management                                     27
               Interest Rate Sensitivity                                      30

PART II OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders            31

     Item 6.   Exhibits and Reports on Form 8-K                               31

SIGNATURES                                                                    32

EXHIBIT INDEX                                                                 33
     Exhibit 10(i) Form of Change of Control Severance                        34
                       Agreement dated April 3, 2002
                       Entered into Between the Registrant
                       and One Executive

     Exhibit 11    Computation of Per Share Earnings                          49

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                   June 30,               December 31,
                                                                     2002                    2001
                                                                     ----                    ----
ASSETS
Cash and due from banks                                        $   38,507,377          $   50,362,016
Interest-bearing deposits with other banks                          2,871,199               2,487,178
Federal funds sold                                                          -              10,000,000

Securities available for sale                                     202,613,644             177,810,042
Securities available for sale - pledged                            88,465,307              91,752,370
Securities held to maturity                                       121,180,832             101,077,406
Securities held to maturity - pledged                             198,549,621             205,387,986
                                                               --------------          --------------
        Total investment securities                               610,809,404             576,027,804
                                                               --------------          --------------

Loans, net of unearned discounts                                  796,873,439             808,686,874
Less allowance for loan losses                                     12,230,552              14,038,322
                                                               --------------          --------------
        Loans, net                                                784,642,887             794,648,552
                                                               --------------          --------------
Customers' liability under acceptances                              2,403,049                 608,660
Excess cost over equity in net assets of the
  banking subsidiary                                               21,158,440              21,158,440
Premises and equipment, net                                         8,599,745               7,852,362
Other real estate                                                   1,167,074                 809,184
Accrued interest receivable                                         5,814,502               5,867,121
Bank owned life insurance                                          20,516,181                       -
Other assets                                                       13,010,419              13,049,654
                                                               --------------          --------------
                                                               $1,509,500,277          $1,482,870,971
                                                               ==============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                  $ 333,871,976          $  356,303,308
  Interest-bearing deposits                                       661,233,698             628,620,646
                                                               --------------          --------------
        Total deposits                                            995,105,674             984,923,954
Federal funds purchased and securities
  sold under agreements to repurchase                             111,460,881             147,095,635
Commercial paper                                                   29,407,500              42,103,200
Other short-term borrowings                                        25,393,775               8,687,671
Acceptances outstanding                                             2,403,049                 608,660
Accrued expenses and other liabilities                             70,034,437              75,624,435
                                                               --------------          --------------
                                                                1,233,805,316           1,259,043,555
Long-term debt - FHLB                                             125,000,000              95,350,000
                                                               --------------          --------------
        Total liabilities                                       1,358,805,316           1,354,393,555
                                                               --------------          --------------

Corporation Obligated Mandatorily Redeemable
  Preferred Securities                                             25,000,000                       -
                                                               --------------          --------------

Shareholders' equity
Preferred stock, $5 par value. Authorized 644,389 shares
  Series D; issued 232,990 and 234,606 shares, respectively         2,329,900               2,346,060
Common Stock, $1 par value. Authorized 20,000,000 shares;
  issued 11,124,919 and 10,834,853 shares, respectively            11,124,919              10,834,853
Capital surplus                                                   102,392,517              98,487,765
Retained earnings                                                  39,278,075              32,419,767
Accumulated other comprehensive income, net of tax                  2,333,352               1,119,223
                                                               --------------          --------------
                                                                  157,458,763             145,207,668
Less
  Common shares in treasury at cost, 1,155,516 and
    745,023 shares, respectively                                   29,265,096              15,542,454
  Unearned compensation                                             2,498,706               1,187,798
                                                               --------------          --------------
        Total shareholders' equity                                125,694,961             128,477,416
                                                               --------------          --------------
                                                               $1,509,500,277          $1,482,870,971
                                                               ==============          ==============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                           June 30,
                                                                       2002            2001              2002             2001
                                                                       ----            ----              ----             ----
INTEREST INCOME
  Loans                                                            $14,245,642      $16,756,296      $28,412,016      $34,015,398
  Investment securities
    Available for sale                                               4,413,069        3,048,929        8,589,319        5,610,700
    Held to maturity                                                 4,857,289        4,369,768        9,799,807        9,074,459
  Federal funds sold                                                    31,806            5,069          180,989           24,561
  Deposits with other banks                                             10,925           21,484           19,606           57,928
                                                                   -----------      -----------      -----------      -----------
        Total interest income                                       23,558,731       24,201,546       47,001,737       48,783,046
                                                                   -----------      -----------      -----------      -----------

INTEREST EXPENSE
  Deposits                                                           3,309,349        4,891,724        6,632,553       10,239,503
  Federal funds purchased and
    securities sold under agreements
    to repurchase                                                      356,939        1,333,599          803,589        3,132,964
  Commercial paper                                                     152,455          453,759          359,056          868,350
  Other short-term borrowings                                          130,059           26,066          237,748           85,416
  Long-term debt                                                     1,125,607          466,773        2,185,582          761,640
                                                                   -----------      -----------      -----------      -----------
        Total interest expense                                       5,074,409        7,171,921       10,218,528       15,087,873
                                                                   -----------      -----------      -----------      -----------

Net interest income                                                 18,484,322       17,029,625       36,783,209       33,695,173
Provision for loan losses                                            4,600,000        1,527,800        6,279,300        3,213,600
                                                                   -----------      -----------      -----------      -----------
Net interest income after provision
  for loan losses                                                   13,884,322       15,501,825       30,503,909       30,481,573
                                                                   -----------      -----------      -----------      -----------

NONINTEREST INCOME
  Factoring income                                                   1,552,012        1,314,165        2,928,903        2,715,216
  Mortgage banking income                                            2,682,715        2,133,709        5,213,054        3,423,116
  Service charges on deposit accounts                                1,239,696        1,363,578        2,387,931        2,764,797
  Trade finance income                                                 626,671          616,920        1,077,928        1,297,312
  Trust fees                                                           174,542          198,815          351,660          385,619
  Other service charges and fees                                       611,895          393,541        1,042,937          733,421
  Bank owned life insurance income                                     293,825                -          516,181                -
  Securities gains                                                     844,343                -          844,343                -
  Other income                                                         215,398           98,986          284,301          149,356
                                                                   -----------      -----------      -----------      -----------
        Total noninterest income                                     8,241,097        6,119,714       14,647,238       11,468,837
                                                                   -----------      -----------      -----------      -----------

NONINTEREST EXPENSES
  Salaries and employee benefits                                     8,036,410        6,879,321       16,080,835       13,872,339
  Occupancy expenses, net                                            1,322,235        1,071,640        2,498,584        2,198,605
  Equipment expenses                                                   793,707          580,986        1,361,696        1,152,657
  Advertising and marketing                                            935,566          937,051        1,626,496        1,754,343
  Professional fees                                                    688,861        1,795,820        1,488,803        2,605,452
  Data processing fees                                                 370,731          328,990          727,915          673,151
  Stationery and printing                                              329,143          186,291          542,313          398,130
  Communications                                                       387,949          333,705          792,676          703,855
  Capital securities costs                                             512,447                -          733,665                -
  Other expenses                                                     1,858,641        1,806,131        3,615,144        3,177,343
                                                                   -----------      -----------      -----------      -----------
        Total noninterest expenses                                  15,235,690       13,919,935       29,468,127       26,535,875
                                                                   -----------      -----------      -----------      -----------

Income before income taxes                                           6,889,729        7,701,604       15,683,020       15,414,535
Provision for income taxes                                           1,659,120        2,996,377        5,186,110        6,173,023
                                                                   -----------      -----------      -----------      -----------

Net income                                                         $ 5,230,609      $ 4,705,227      $10,496,910      $ 9,241,512
                                                                   ===========      ===========      ===========      ===========


Average number of common
 shares outstanding
  Basic                                                             10,038,682       10,103,651       10,070,931       10,068,938
  Diluted                                                           10,745,628       10,721,342       10,762,237       10,558,288
Per average common share
  Basic                                                                  $0.52            $0.46            $1.04            $0.91
  Diluted                                                                 0.48             0.44             0.97             0.87
Dividends per common share                                                0.18             0.16             0.36             0.32


See Notes To Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                                 2002           2001            2002           2001
                                                 ----           ----            ----           ----
Net Income                                   $5,230,609     $4,705,227      $10,496,910      $9,241,512

Other comprehensive income,
 net of tax:
   Unrealized holding gains (losses)
   arising during the period                  2,596,974       (216,084)       1,670,919         741,257

   Reclassification adjustment for
   gains included in net income                (456,790)             -         (456,790)              -
                                             ----------     ----------      -----------      ----------

Comprehensive income                         $7,370,793     $4,489,143      $11,711,039      $9,982,769
                                             ==========     ==========      ===========      ==========


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                           Six Months Ended
                                                                                June 30,
                                                                         2002              2001
                                                                         ----              ----
Preferred Stock
  Balance at January 1                                              $  2,346,060       $  2,402,760
  Conversions of Series B shares                                               -               (580)
  Redemption of Series B shares                                                -            (23,400)
  Conversions of Series D shares                                         (16,160)           (21,000)
                                                                    ------------       ------------
  Balance at June 30                                                $  2,329,900       $  2,357,780
                                                                    ============       ============
Common Stock
  Balance at January 1                                              $ 10,834,853       $  9,563,329
  Conversions of preferred shares into common shares                       2,048              2,481
  Options exercised                                                      288,018            211,792
                                                                    ------------       ------------
  Balance at June 30                                                $ 11,124,919       $  9,777,602
                                                                    ============       ============
Capital Surplus
  Balance at January 1                                              $ 98,487,765       $ 67,450,110
  Conversions of preferred shares into common shares                      14,112             19,099
  Issuance of shares under incentive compensation plan                   386,400                  -
  Options exercised                                                    3,504,240          2,009,662
                                                                    ------------       ------------
  Balance at June 30                                                $102,392,517       $ 69,478,871
                                                                    ============       ============
Retained Earnings
  Balance at January 1                                              $ 32,419,767       $ 47,466,602
  Net Income                                                          10,496,910          9,241,512
  Cash dividends paid - common shares                                 (3,582,048)        (2,913,983)
                      - preferred shares                                 (56,554)           (49,303)
                                                                    ------------       ------------
  Balance at June 30                                                $ 39,278,075       $ 53,744,828
                                                                    ============       ============
Accumulated Other Comprehensive Income
  Balance at January 1                                              $  1,119,223       $    (22,652)
                                                                    ------------       ------------
  Unrealized holding gains/(losses)
   arising during the period:
     Before tax                                                        3,088,573          1,370,157
     Tax effect                                                       (1,417,654)          (628,900)
                                                                    ------------       ------------
       Net of tax                                                      1,670,919            741,257
                                                                    ------------       ------------
  Reclassification adjustment for gains
   included in net income:
     Before tax                                                         (844,343)                 -
     Tax effect                                                          387,553                  -
                                                                    ------------       ------------
       Net of tax                                                       (456,790)                 -
                                                                    ------------       ------------
  Balance at June 30                                                $  2,333,352       $    718,605
                                                                    ============       ============
Treasury Stock
  Balance at January 1                                              $(15,542,454)      $ (7,986,763)
  Issuance of shares under incentive compensation plan                 1,267,200                  -
  Surrender of shares issued under incentive
   compensation plan                                                  (3,034,547)        (1,402,458)
  Purchase of common shares                                          (11,955,295)                 -
                                                                    ------------       ------------
  Balance at June 30                                                $(29,265,096)      $ (9,389,221)
                                                                    ============       ============
Unearned Compensation
  Balance at January 1                                              $ (1,187,798)      $ (1,857,292)
  Issuance of shares under incentive compensation plan                (1,653,600)                 -
  Amortization of unearned compensation                                  342,692            199,452
                                                                    ------------       ------------
  Balance at June 30                                                $ (2,498,706)      $ (1,657,840)
                                                                    ============       ============
Total Shareholders' Equity
  Balance at January 1                                              $128,477,416       $117,016,094
  Net changes during the period                                       (2,782,455)         8,014,531
                                                                    ------------       ------------
  Balance at June 30                                                $125,694,961       $125,030,625
                                                                    ============       ============


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               2002                  2001
                                                                               ----                  ----
Operating Activities
  Net Income                                                              $  10,496,910         $  9,241,512
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                                 6,279,300            3,213,600
    Depreciation and amortization of premises and equipment                     795,195              802,235
    Securities gains                                                           (844,343)                   -
    Deferred income tax provision (benefit)                                     592,505             (119,825)
    Net change in loans held for sale                                        21,266,385          (11,463,278)
    Amortization of unearned compensation                                       342,692              199,452
    Amortization of premiums of securities                                      703,567              588,725
    Accretion of discounts on securities                                       (430,278)            (332,052)
    Decrease (Increase) in accrued interest receivable                           52,619              (56,161)
    (Decrease) Increase in other liabilities and
     accrued expenses                                                        (5,589,998)           2,381,792
    Increase in other assets                                                (21,050,245)          (2,098,644)
    Issuance cost for preferred securities,
     net of amortization                                                       (924,479)                   -
    Other, net                                                               (2,221,894)          (1,402,458)
                                                                          -------------         ------------
     Net cash provided by operating activities                                9,467,936              954,898
                                                                          -------------         ------------
Investing Activities
  Purchase of premises and equipment                                         (1,542,578)          (1,611,672)
  Increase in interest-bearing deposits                                        (384,021)            (856,010)
  Decrease in federal funds sold                                             10,000,000                    -
  Increase in other real estate                                                (357,890)            (138,052)
  Net (increase) decrease in loans                                          (17,540,020)          18,882,667
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                          45,445,487           36,642,988
  Purchases of securities - held to maturity                                (58,930,888)                   -
  Purchases of securities - available for sale                             (153,152,564)         (67,733,749)
  Proceeds from sales of securities - available for sale                     39,568,514                    -
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                                        95,103,154           18,888,037
                                                                          -------------         ------------
     Net cash (used in) provided by investing activities                    (41,790,806)           4,074,209
                                                                          -------------         ------------
Financing Activities
  Decrease in noninterest-bearing deposits                                  (22,431,332)         (29,259,246)
  Increase in interest-bearing deposits                                      32,613,052           45,133,530
  Net proceeds from issuance of Corporation Obligated
   Mandatorily Redeemable Preferred Securities of
   subsidiary trust                                                          24,062,500                    -
  Decrease in Federal funds purchased
   and securities sold under agreements to repurchase                       (35,634,754)         (52,697,517)
  Increase in commercial paper and
   other short-term borrowings                                                4,010,404            1,797,949
  Purchase of treasury stock                                                (11,955,295)                   -
  Redemption of preferred stock                                                       -              (23,400)
  Increase in other long-term debt                                           29,650,000           29,650,000
  Proceeds from exercise of stock options                                     3,792,258            2,221,454
  Cash dividends paid on common and preferred stock                          (3,638,602)          (2,963,286)
                                                                          -------------         ------------
        Net cash (provided by) used in financing activities                  20,468,231           (6,140,516)
                                                                          -------------         ------------
Net decrease in cash and due from banks                                     (11,854,639)          (1,111,409)
Cash and due from banks - beginning of period                                50,362,016           50,212,689
                                                                          -------------         ------------
Cash and due from banks - end of period                                   $  38,507,377         $ 49,101,280
                                                                          =============         ============
Supplemental disclosures:
  Interest paid                                                           $  10,330,893         $ 15,459,001
  Income taxes paid                                                           8,655,303            6,228,875


See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 2002 and 2001 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001. The Company paid stock dividends as follows: a 10% stock dividend on December 10, 2001; a 10% stock dividend on December 11, 2000; and a 5% stock dividend on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividends.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 232,990 Series D shares (of 300,000 Series D shares authorized). Each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into 1.2723 Common Shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

4. The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements issued to stockholders.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         The Company provides a wide range of financial products and services, including commercial loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest- bearing liabilities. The Company's 2002 year-to-date average interest-earning assets were 53.6% loans (corporate lending was 75.4% and real estate lending was 21.4% of total loans, respectively) and 46.4% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 66% of loans are to borrowers located in the metropolitan New York area. The Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

         The following tables provide certain information regarding the Company's operating segments for the three and six month periods ended June 30, 2002 and 2001:

                                         Corporate      Real Estate      Company-wide
                                          Lending         Lending          Treasury            Totals
                                          -------         -------          --------            ------
Three Months Ended June 30, 2002
Net interest income                     $  7,242,502    $  3,253,824     $  7,607,181     $   18,103,507
Noninterest income                         3,172,763       2,656,382        1,159,659          6,988,804
Depreciation and amortization                 48,147          47,103               --             95,250
Segment profit                             4,162,782       2,894,177        8,802,766         15,859,725
Segment assets                           611,701,737     161,086,704      710,405,554      1,483,193,995


Three Months Ended June 30, 2001
Net interest income                     $  7,760,864    $  3,596,938     $  5,190,397     $   16,548,199
Noninterest income                         3.094,816       2,246,356           30,557          5,371,729
Depreciation and amortization                 45,742          52,198               86             98,026
Segment profit                             4,855,752       2,957,078        6,074,439         13,887,269
Segment assets                           586,115,994     152,399,842      516,524,187      1,255,040,023


Six Months Ended June 30, 2002
Net interest income                     $ 14,274,480    $  6,632,193     $ 15,106,381     $   36,013,054
Noninterest income                         6,009,261       5,174,390        1,400,211         12,583,862
Depreciation and amortization                 93,499          94,143               --            187,642
Segment profit                             7,813,669       5,771,340       16,744,877         30,329,886
Segment assets                           611,701,737     161,086,704      710,405,554      1,483,193,995


Six Months Ended June 30, 2001
Net interest income                     $ 15,712,651    $  6,947,168     $  9,997,726     $   32,657,545
Noninterest income                         6,382 005       3 567 894           72,288         10,022,187
Depreciation and amortization                 86,487          98,583              170            185,240
Segment profit                             9,514,112       5,554,694       11,793,572         26,862,378
Segment assets                           586,115,994     152,399,842      516,524,187      1,255,040,023

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


       The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                         ---------------------------            -------------------------
                                                          2002                2001                2002                 2001
                                                          ----                ----                ----                 ----
Net interest income:
   Total for reportable operating segments          $    18,103,507     $   16,548,199       $   36,013,054      $   32,657,545
   Other [1]                                                380,815            481,426              770,155           1,037,628
                                                     --------------     --------------       --------------      --------------
Consolidated net interest income                     $   18,484,322     $   17,029,625       $   36,783,209      $   33,695,173
                                                     ==============     ==============       ==============      ==============
Noninterest income:
   Total for reportable operating segments           $    6,988,804     $    5,371,729       $   12,583,862      $   10,022,187
   Other [1]                                              1,252,293            747,985            2,063,376           1,446,650
                                                     --------------     --------------       --------------      --------------
Consolidated noninterest income                      $    8,241,097     $    6,119,714       $   14,647,238      $   11,468,837
                                                     ==============     ==============       ==============      ==============
Profit:
   Total for reportable operating segments           $   15,859,725     $   13,887,269       $   30,329,886      $   26,862,378
   Other [1]                                             (8,969,996)        (6,185,665)         (14,646,866)        (11,447,843)
                                                     --------------     --------------       --------------      --------------
Consolidated income before income taxes              $    6,889,729     $    7,701,604       $   15,683,020      $   15,414,535
                                                     ==============     ==============       ==============      ==============
Assets:
   Total for reportable operating segments           $1,483,193,995     $1,255,040,023       $1,483,193,995      $1,255,040,023
   Other [1]                                             26,306,282         21,583,493           26,306,282          21,583,493
                                                     --------------     --------------       --------------      --------------
Consolidated assets                                  $1,509,500,277     $1,276,623,516       $1,509,500,277      $1,276,623,516
                                                     ==============     ==============       ==============      ==============


         [1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

5. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The adoption of SFAS No. 142 had no impact on the Company's statements of financial condition and results of operations. SFAS No. 142 became effective for the Company on January 1, 2002.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


6. The following information is provided in connection with the sales of available for sale securities during the quarter ended June 30, 2002:

          Proceeds                                    $39,568,514
          Gross gains                                     844,343
          Gross losses                                          -

                        STERLING BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended, and its wholly-owned subsidiaries Sterling Financial Services Company, Inc., Sterling Banking Corporation and Sterling National Bank. Sterling National Bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation, Sterling National Mortgage Company, Inc., Sterling National Servicing, Inc., Sterling Trade Services, Inc. and Sterling Holding Company of Virginia, Inc. Sterling Trade Services, Inc. owns all of the outstanding Common Shares of Sterling National Asia Limited, Hong Kong. Sterling Holding Company of Virginia, Inc. owns all of the outstanding shares of Sterling Real Estate Holding Company, Inc. Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries and the term "the bank" refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements contained herein regarding matters that are not historical facts, are "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. It is possible that our actual results and financial position may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

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

BUSINESS

The Company provides a wide range of financial products and services, including commercial loans, commercial and residential mortgage lending and brokerage, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposits services, trust and estate administration, and investment management services. The Company has operations in metropolitan New York area, as well as Virginia and other mid-Atlantic states and conducts business throughout the United States.

         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in most areas of its business with other financial institutions. At June 30, 2002, the bank's year-to-date average earning assets (of which loans were 52% and investment securities were 46%) represented approximately 96% of the Company's year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

            Results for the Three Months Ended June 30, 2002 and 2001


OVERVIEW

The Company reported net income for the three months ended June 30, 2002 of $5.2 million, representing $0.48 per share, calculated on a diluted basis, compared to $4.7 million, or $0.44 per share, calculated on a diluted basis, for the like period in 2001. This increase reflects higher net interest income and continued growth in noninterest income, which, together with a lower provision for income taxes, more than offset increases in noninterest expenses and the provision for loan losses.

         Net interest income, on a tax equivalent basis, increased to $18.7 million for the second quarter of 2002 compared with $17.3 million for the same period in 2001, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 5.64% for the second quarter of 2002 compared to 6.12% for the like 2001 period. The net interest margin benefitted from a decrease of 160 basis points in the average cost of funds partially offset by a decrease of 151 basis points in the average yield on earning assets.

         Noninterest income rose to $8.2 million for the three months ended June 30, 2002 compared to $6.1 million for the like 2001 period principally due to continued growth in income from mortgage banking and factoring activities, from gains on sales of available for sale securities and from a bank-owned life insurance program implemented in January 2002.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets and liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 24. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 22.

         Net interest income, on a tax equivalent basis, for the three months ended June 30, 2002 increased to $18,746,000 from $17,286,000 for the comparable period in 2001.

         Total interest income, on a tax equivalent basis, aggregated $23,820,000 for the second quarter of 2002 down from $24,458,000 for the same period of 2001. The tax equivalent yield on interest earning assets was 7.22% for the three months ended June 30, 2002 compared with 8.73% for the comparable period in 2001. The decrease in interest income was due to a decrease in income earned on the loan portfolio partially offset by increased income on the securities portfolio. The decrease in yield on earning assets was due to lower yields on both the loan and securities portfolios.

         Interest earned on the loan portfolio amounted to $14,246,000 which was down $2,510,000 when compared to a year ago. Average loan balances amounted to $730,166,000 which were up $26,144,000 from an average of $704,022,000 in the prior year period. The increase in the average loans, the result of the continued implementation of business plans to increase funds employed in this asset category, was primarily in the real estate loan segment of the Company's loan portfolio. The decrease in the yield on the domestic loan portfolio to 8.14% for the three months ended June 30, 2002 from 10.13% for the comparable 2001 period was primarily attributable to a lower rate environment on average in the 2002 period.

         Interest earned on the securities portfolio, on a tax equivalent basis, increased to $9,531,000 for the three months ended June 30, 2002 from $7,675,000 in the prior year period. Average outstandings increased to $606,178,000 which were up $152,991,000 from $453,187,000 in the prior year period. The increase in average securities balances, the result of the implementation of asset/liability management strategies designed to take advantage of the steepness of the yield curve, was primarily in mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and agencies.

         Interest expense on deposits decreased $1,583,000 for the three months ended June 30, 2002 to $3,309,000 from $4,892,000 for the comparable 2001 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 1.96% which was 158 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2002 period.

         Interest expense associated with borrowed funds decreased to $1,766,000 for the second quarter of 2002 from $2,280,000 in the comparable 2001 period as a result of lower rates paid partially offset by higher average long-term debt outstandings. The average cost of borrowings was 2.21% for the three months ended June 30, 2002 compared with 3.81% in the comparable prior year period. Average amounts of long-term debt outstanding were up $81,243,000 to $121,593,000 from $40,350,000 in the prior year period. These borrowings were advances from the Federal Home Loan Bank of New York utilized in connection with the asset/liability management strategies discussed above.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the charge-off of one loan as well as the growth in the loan portfolios, the provision for loan losses for the second quarter of 2002 increased to $4,600,000 from $1,528,000 for the comparable prior year period. During the current year quarter a $5.4 million loan to a corporate borrower which had become the subject of an involuntary bankruptcy was charged-off.

Noninterest Income

Noninterest income increased $2,121,000 for the second quarter of 2002 when compared with the like 2001 period primarily as a result of increased income from mortgage banking and factoring activities, from fees for various other services, from gains on sales of available for sale securities and from a bank-owned life insurance program implemented in January, 2002.

Noninterest Expenses

Noninterest expenses increased $1,316,000 for the second quarter of 2002 when compared with the like 2001 period primarily due to increased salary expenses, pension costs, occupancy and equipment expenses, expenses related to the trust preferred securities placement completed in February, 2002, losses on sales of assets, and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.

Provision for Income Taxes

During the second quarter of 2002, New York State completed an examination of Sterling's tax returns through 1998 and issued a no change finding. As a result, based on management's review of required tax reserves with outside professionals, approximately $1.0 million in excess reserves was adjusted though the provision this quarter.

             Results for the Six Months Ended June 30, 2002 and 2001

OVERVIEW

The Company reported net income for the six months ended June 30,2002 of $10.5 million, representing $0.97 per share, calculated on a diluted basis, compared to $9.2 million, or $0.87 per share calculated on a diluted basis, for the like period in 2001. This increase reflects continued growth in both net interest income and noninterest income, which, together with a lower provision for income taxes, more than offset increases in noninterest expenses and the provision for loan losses.

         Net interest income, on a tax equivalent basis, increased to $37.3 million for the first six months of 2002 compared with $34.2 million for the same period in 2001, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 5.70% for the first six months of 2002 compared to 6.24% for the like 2001 period. The net interest margin benefitted from a decrease of 187 basis points in the average costs of funds partially offset by a 176 basis point decrease in the average yield on earning assets.

         Noninterest income rose to $14.6 million for the six months ended June 30,2002 compared to $11.5 million for the like 2001 period principally due to continued growth in fees from mortgage banking and factoring activities, from gains on sales of available for sale securities and from a bank-owned life insurance program implemented in January 2002.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets and liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 25. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 23.

         Net interest income, on a tax equivalent basis, for the six months ended June 30,2002 increased $3,106,000 to $37,308,000 from $34,202,000 for the comparable period in 2001.

         Total interest income, on a tax equivalent basis, aggregated $47,527,000 down $5,603,000 for the first half of 2002 as compared to $49,290,000 for the same period of 2001. The tax equivalent yield on interest-earning assets was 7.30% for the first six months of 2002 compared with 9.06% for the comparable period in 2001. The decrease in interest income was due to a decrease in income earned on the loan portfolio partially offset by increased income on the securities portfolio. The decrease in yield on earning assets was due to lower yields on both the loan and securities portfolios.

         Interest earned on the loan portfolio amounted to $28,412,000 which was down $5,603,000 when compared to a year ago. Average loan balances amounted to $719,551,000 which were up $28,345,000 from an average of $691,206,000 in the prior year period. The increase in the average loans, the result of the continued implementation of business plans to increase funds employed in this asset category, was primarily in the real estate loan segment of the Company's loan portfolio. The decrease in the yield on the domestic loan portfolio to 8.40% for the six months ended June 30, 2002 from 10.67% for the comparable 2001 period was primarily attributable to a lower rate environment on average in the 2002 period.

         Interest earned on the securities portfolio, on a tax equivalent basis, increased to $18,914,000 for the six months ended June 30, 2002 from $15,192,000 in the prior year period. Average outstandings increased to $597,681,000 which were up $152,718,000 from $444,963,000 in the prior year period. The increase in average securities balances was primarily in mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and agencies. The decrease in yields through the securities portfolio reflects the impact of the lower rate environment on average in the 2002 period.

         Interest expense on deposits decreased $3,608,000 for the six months ended June 30, 2002 to $6,632,000 from $10,240,000 for the comparable 2001 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 2.01% which was 177 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2002 period.

         Interest expense associated with borrowed funds decreased to $3,587,000 for the first six months of 2002 from $4,848,000 in the comparable 2001 period as a result of lower rates paid partially offset by higher average long-term debt outstandings. The average cost of borrowings was 2.84% for the first six months ended June 30, 2002 compared with 4.99% in the comparable prior year period. Average amounts of long-term debt outstanding were up $83,824,000 to $116,784,000 from $32,960,000 in the prior year period. These borrowings were advances from the Federal Home Loan Bank of New York utilized in connection with the asset/liability management strategies discussed above.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the charge off of one loan as well as the growth in the loan portfolios, the provision for loan losses for the first six months of 2002 increased to $6,279,000 from $3,214,000 for the comparable prior year period. During the current year second quarter a $5.4 million loan to a corporate borrower which had become the subject of an involuntary bankruptcy was charged off.

Noninterest Income

Noninterest income increased $3,178,000 for the first six months of 2002 when compared with the like 2001 period primarily as a result of increased income from mortgage banking and factoring activities, from fees for various other services, from gains on sales of available for sale securities, and from a bank-owned life insurance program implemented in January, 2002.

Noninterest Expenses

Noninterest expenses increased $2,932,000 for the first six months of 2002 when compared with the like 2001 period primarily due to increased salary expenses, pension costs, occupancy and equipment expenses, expenses related to the trust preferred securities placement completed in February, 2002, losses on sales of assets, and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise.

Provision for Income Taxes

During the second quarter of 2002, New York State completed an examination of Sterling's tax returns through 1998 and issued a no charge finding. As a result, based on management's review of required tax reserves with outside professionals, approximately $1.0 million in excess reserves was adjusted through the provision this quarter.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At June 30, 2002, the Company's portfolio of securities totalled $610,809,000 of which U.S. Government and U.S. Government corporations and agencies guaranteed mortgage-backed and collateralized mortgage obligations securities having an average life of approximately 4.4 years amounted to $562,709,000.

         Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. The following table presents information regarding securities available for sale:

                                       Gross          Gross         Estimated
                                     Amortized      Unrealized     Unrealized       Market
June 30, 2002                           Cost          Gains          Losses         Value
-------------                           ----          -----          ------         -----
U.S. Treasury securities           $  2,485,058     $      568      $     --     $  2,485,626
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                         99,062,406      1,755,157        83,456      100,734,107
Obligations of U.S. govern-
  ment corporations and
  agencies-collateralized
  mortgage obligations              140,381,938      1,006,749       130,215      141,258,472
Obligations of state and
  political institutions             32,911,005      1,749,298            --       34,660,303
Trust preferred securities            3,222,865         17,647        23,670        3,216,842
Federal Reserve Bank and
  other equity securities             8,702,642         21,587           628        8,723,601
                                   ------------     ----------      --------     ------------
        Total                      $286,765,914     $4,551,006      $237,969     $291,078,951
                                   ============     ==========      ========     ============

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

        The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The following table presents information regarding securities held to maturity:

                                                       Gross         Gross       Estimated
                                      Carrying      Unrealized     Unrealized      Market
June 30, 2002                          Value           Gains         Losses        Value
-------------                          -----           -----         ------        -----
Obligations of U.S. government
 corporations and agencies--
 mortgage-backed securities         $308,264,190     $7,292,430     $500,901    $315,055,719
Obligations of U.S. government
 corporations and agencies -
 collateralized mortgage
 obligations                           9,966,263         38,392           --      10,004,655
Debt securities issued by
  Foreign governments                  1,500,000             --           --       1,500,000
                                    ------------     ----------     --------    ------------
        Total                       $319,730,453     $7,330,822     $500,901    $326,560,374
                                    ============     ==========     ========    ============


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

        The Company's commercial and industrial loan portfolio represents approximately 61% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 19% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia.

The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 15% of gross loans. The collateral securing any loan may vary in value based on market conditions.

        The following table sets forth the composition of the Company's loan portfolio:

                                                                  June 30,
                                                                  --------
                                                     2002                       2001
                                                     ----                       ----
                                                                ($ in thousands)
                                                            % of                      % of
                                              Balances      Gross       Balances      Gross
                                              --------      -----       --------      -----
Domestic
  Commercial and industrial                   $492,937       60.8%      $472,941       62.5%
  Equipment lease financing                    122,885       15.2        110,939       14.7
  Real estate                                  154,657       19.1        150,871       19.9
  Installment - individuals                      8,217        1.0          8,764        1.2
  Loans to depository institutions              32,000        3.9         12,000        1.6
Foreign

  Government and official institutions               -          -            777        0.1
                                              --------      -----       --------      -----
Gross loans                                    810,696      100.0%       756,292      100.0%
  Unearned discounts                            13,823      =====         15,607      =====
                                              --------                  --------
Loans, net of unearned discounts              $796,873                  $740,685
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

        The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 2002, the ratio of the allowance to loans, net of unearned discounts, was 1.53% and the allowance was $12,231,000. At such date, the Company's non-accrual loans amounted to $1,790,000; $407,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $180,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for loan losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 2002. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $682,000 at June 30, 2002.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

        The following table provides certain information with respect to the Company's deposits:

                                                      June 30,
                                    ------------------------------------------
                                          2002                      2001
                                          ----                      ----
                                                 ($ in thousands)
                                                % of                      % of
                                    Balances    Total       Balances     Total
                                    --------    -----       --------     -----
Domestic
  Demand                            $333,872     33.6%      $311,780      35.4%
  NOW                                109,559     11.0         86,826       9.8
  Savings                             24,486      2.5         28,556       3.2
  Money market                       160,488     16.1        181,535      20.6
  Time deposits                      363,701     36.5        270,484      30.7
                                    --------    -----       --------     -----
      Total domestic deposits        992,106     99.7        879,181      99.7
Foreign
  Time deposits                        3,000      0.3          2,975       0.3
                                    --------    -----       --------     -----
      Total deposits                $995,106    100.0%      $882,156     100.0%
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

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 26. In addition, the Company and the bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At June 30, 2002, the Company and the bank exceeded the requirements for "well capitalized" institutions. Under the Gramm-Leach-Bliley Act of 1999, in order for the parent company to maintain its status as a financial holding company, the bank must remain "well capitalized."

                        STERLING BANCORP AND SUBSIDIARIES
                           AVERAGE BALANCE SHEETS [1]
                           THREE MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                          2002                                      2001
                                           ---------------------------------      ---------------------------------
                                           Average                   Average      Average                   Average
                                           Balance      Interest      Rate        Balance      Interest      Rate
                                           -------      --------      ----        -------      --------      ----
ASSETS
Interest-bearing deposits
  with other banks                        $    3,650    $    11        1.30%     $    2,880     $    22       3.32%
Investment securities:
  Available for sale                         265,730      4,039        6.08         162,259       2,681       6.61
  Held to maturity                           306,127      4,857        6.35         257,103       4,369       6.80
  Tax-exempt  [2]                             34,321        635        7.43          33,825         625       7.41
Federal funds sold                             7,440         32        1.69             473           5       4.24
Loans, net of unearned discounts
  Domestic  [3]                              730,166     14,246        8.14         703,245      16,744      10.13
  Foreign                                          -          -           -             777          12       6.17
                                          ----------    -------                  ----------     -------
TOTAL INTEREST-EARNING ASSETS              1,347,434     23,820        7.22%      1,160,562      24,458       8.73%
                                                        -------        ====                     -------      =====
Cash and due from banks                       47,542                                 43,211
Allowance for loan losses                    (14,930)                               (13,423)
Goodwill                                      21,158                                 21,158
Other assets                                  54,142                                 27,430
                                          ----------                             ----------
     TOTAL ASSETS                         $1,455,346                             $1,238,938
                                          ==========                             ==========
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing deposits
   Domestic
    Savings                               $   26,525         41        0.63%     $   27,217         164       2.42%
    NOW                                      110,551        235        0.85          75,514         400       2.12
    Money market                             160,003        395        0.99         189,030       1,108       2.35
    Time                                     378,106      2,625        2.78         259,260       3,185       4.93
    Foreign
    Time                                       3,000         13        1.81           2,975          35       4.77
                                          ----------    -------                  ----------     -------
      Total interest-bearing
          deposits                           678,185      3,309        1.96         553,996       4,892       3.54
                                          ----------    -------                  ----------     -------
Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                   71,359        357        2.01         118,299       1,334       4.52
  Commercial paper                            28,116        153        2.17          39,718         453       4.58
  Other short-term debt                       21,621        130        2.41           2,355          26       4.44
  Long-term debt                             121,593      1,126        3.70          40,350         467       4.63
                                          ----------    -------                  ----------     -------
    Total borrowings                         242,689      1,766        2.91         200,722       2,280       4.55
                                          ----------    -------                  ----------     -------
TOTAL INTEREST-BEARING LIABILITIES           920,874      5,075        2.21%        754,718       7,172       3.81%
                                                        -------        ====                     -------       ====
Noninterest-bearing deposits                 309,088                                290,139
Other liabilities                             75,176                                 72,372
                                          ----------                             ----------
    Total liabilities                      1,305,138                              1,117,229
                                          ----------                             ----------
Corporation Obligated Mandatorily
  Redeemable Preferred Securities             25,000                                      -
                                          ----------                             ----------
Shareholders' equity                         125,208                                121,709
                                          ----------                             ----------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  $1,455,346                             $1,238,938
                                          ==========                             ==========
Net interest income/spread                               18,745        5.01%                     17,286       4.92%
                                                                       ====                                   ====
Net yield on interest-earning
  assets (margin)                                                      5.64%                                  6.12%
                                                                       ====                                   ====
Less: Tax equivalent adjustment                             261                                     257
                                                        -------                                 -------
Net interest income                                     $18,484                                 $17,029
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

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                           AVERAGE BALANCE SHEETS [1]
                            SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                             2002                                        2001
                                              -----------------------------------      --------------------------------------
                                              Average                     Average      Average                        Average
                                              Balance       Interest       Rate        Balance         Interest         Rate
                                              -------       --------       ----        -------         --------         ----
ASSETS
Interest-bearing deposits
  with other banks                           $    3,575      $    20        1.16%     $    2,901        $    58         4.03%
Investment securities:
  Available for sale                            255,553        7,838        6.13         145,299          4,885         6.72
  Held to maturity                              307,666        9,800        6.37         266,286          9,074         6.82
  Tax-exempt  [2]                                34,462        1,276        7.47          33,378          1,233         7.45
Federal funds sold                               21,657          181        1.66             928             25         5.26
Loans, net of unearned discounts
  Domestic  [3]                                 719,551       28,412        8.40         690,429         33,988        10.67
  Foreign                                             -            -           -             777             27         6.89
                                             ----------       ------                  ----------        -------
TOTAL INTEREST-EARNING ASSETS                 1,342,464       47,527        7.30%      1,139,998         49,290         9.06%
                                                              ------        ====                        -------        =====
Cash and due from banks                          48,525                                   44,539
Allowance for loan losses                       (14,707)                                 (13,317)
Goodwill                                         21,158                                   21,158
Other assets                                     50,911                                   26,571
                                             ----------                               ----------
    TOTAL ASSETS                             $1,448,351                               $1,218,949
                                             ==========                               ==========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                   $   26,932           84        0.63%     $   26,081            311         2.40%
   NOW                                          105,505          464        0.89          73,888            835         2.28
   Money market                                 164,986          791        0.97         185,370          2,419         2.63
   Time                                         366,379        5,262        2.90         257,565          6,603         5.17
  Foreign
   Time                                           2,999           31        2.10           2,975             72         4.91
    Total interest-bearing                   ----------       ------                  ----------        -------
           deposits                             666,801        6,632        2.01         545,879         10,240         3.78
                                             ----------       ------                  ----------        -------
Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                      83,256          804        1.95         123,898          3,133         5.10
  Commercial paper                               33,346          359        2.17          35,717            868         4.90
  Other short-term debt                          20,310          238        2.36           3,209             85         5.37
  Long-term debt                                116,784        2,186        3.74          32,960            762         4.62
                                             ----------       ------                  -----------       -------
    Total borrowings                            253,696        3,587        2.84         195,784          4,848         4.99
                                             ----------       ------                  -----------       -------
TOTAL INTEREST-BEARING LIABILITIES              920,497       10,219        2.23%        741,663         15,088         4.10%
                                                              ------        ====                        -------        =====
Noninterest-bearing deposits                    306,972                                  287,665
Other liabilities                                77,096                                   70,391
                                             ----------                               ----------
    Total liabilities                         1,304,565                                1,099,719
                                             ----------                               ----------
Corporation Obligated Mandatorily
  Redeemable Preferred Securities                17,127                                        -
                                             ----------                               ----------
Shareholders' equity                            126,659                                  119,230
                                             ----------                               ----------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $1,448,351                               $1,218,949
                                             ==========                               ==========
Net interest income/spread                                    37,308        5.07%                        34,202         4.96%
                                                                            ====                                       =====
Net yield on interest-earning
  assets (margin)                                                           5.70%                                       6.24%
                                                                            ====                                       =====
Less: Tax equivalent adjustment                                  525                                        507
                                                             -------                                    -------
Net interest income                                          $36,783                                    $33,695
                                                             =======                                    =======

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 2001 amounts to conform to current presentation.

[2] Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                            RATE/VOLUME ANALYSIS [1]
                                 (IN THOUSANDS)

                                                                       Increase/(Decrease)
                                                                        Three Months Ended
                                                                  June 30, 2002 to June 30, 2001
                                                           -------------------------------------------
                                                           Volume             Rate             Net [2]
                                                           ------             ----             -------
INTEREST INCOME

Interest-bearing deposits with other banks                 $   15           $   (26)           $   (11)
                                                           ------           -------            -------
Investment securities
  Available for sale                                        1,963              (605)             1,358
  Held to maturity                                          1,214              (726)               488
  Tax-exempt                                                    9                 1                 10
                                                           ------           -------            -------
      Total investment securities                           3,186            (1,330)             1,856
                                                           ------           -------            -------
Federal funds sold                                             37               (10)                27
                                                           ------           -------            -------
Loans, net of unearned discounts
  Domestic [3]                                              1,856            (4,354)            (2,498)
  Foreign                                                     (12)                -                (12)
                                                           ------           -------            -------
      Total loans, net of unearned discount                 1,844            (4,354)            (2,510)
                                                           ------           -------            -------

TOTAL INTEREST INCOME                                      $5,082           $(5,720)           $  (638)
                                                           ======           =======            =======
INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                                $   (4)          $  (119)           $  (123)
    NOW                                                       343              (508)              (165)
    Money market                                             (149)             (564)              (713)
    Time                                                    2,546            (3,106)              (560)
  Foreign
    Time                                                        1               (23)               (22)
                                                           ------           -------            -------
      Total interest-bearing deposits                       2,737            (4,320)            (1,583)
                                                           ------           -------            -------
Borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                           (407)             (570)              (977)
  Commercial paper                                           (107)             (193)              (300)
  Other short-term debt                                       144               (40)               104
  Long-term debt                                              938              (279)               659
                                                           ------           -------            -------
      Total borrowings                                        568            (1,082)              (514)
                                                           ------           -------            -------
TOTAL INTEREST EXPENSE                                     $3,305           $(5,402)           $(2,097)
                                                           ======           =======            =======
NET INTEREST INCOME                                        $1,777           $  (318)           $ 1,459
                                                           ======           =======            =======


[1]      The above table is presented on a tax equivalent basis.

[2] The change in interest income and interest expense due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]
                                 (IN THOUSANDS)

                                                                  Increase/(Decrease)
                                                                    Six Months Ended
                                                            June 30, 2002 to June 30, 2001
                                                            ------------------------------
                                                         Volume           Rate            Net [2]
                                                         ------           ----            -------
INTEREST INCOME
Interest-bearing deposits with other banks               $    31        $    (69)        $   (38)
                                                         -------        --------         -------
Investment securities
  Available for sale                                       4,183          (1,230)          2,953
  Held to maturity                                         2,192          (1,466)            726
  Tax-exempt                                                  40               3              43
                                                         -------        --------         -------
      Total investment securities                          6,415          (2,693)          3,722
                                                         -------        --------         -------
Federal funds sold                                           215             (59)            156
                                                         -------        --------         -------
Loans, net of unearned discounts
  Domestic [3]                                             4,263          (9,839)         (5,576)
  Foreign                                                    (27)              -             (27)
                                                         -------        --------         -------
      Total loans, net of unearned discount                4,236          (9,839)         (5,603)
                                                         -------        --------         -------

TOTAL INTEREST INCOME                                    $10,897        $(12,660)        $(1,763)
                                                         =======        ========         =======
INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                              $    29        $   (256)        $  (227)
    NOW                                                      694          (1,065)           (371)
    Money market                                            (241)         (1,387)         (1,628)
    Time                                                   5,077          (6,418)         (1,341)
  Foreign
    Time                                                       1             (42)            (41)
                                                         -------        --------         -------
      Total interest-bearing deposits                      5,560          (9,168)         (3,608)
                                                         -------        --------         -------
Borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                          (808)         (1,521)         (2,329)
  Commercial paper                                           (54)           (455)           (509)
  Other short-term debt                                      314            (161)            153
  Long-term debt                                           1,864            (440)          1,424
                                                         -------        --------         -------
      Total borrowings                                     1,316          (2,577)         (1,261)
                                                         -------        --------         -------
TOTAL INTEREST EXPENSE                                   $ 6,876        $(11,745)        $(4,869)
                                                         =======        ========         =======
NET INTEREST INCOME                                      $ 4,021        $   (915)        $ 3,106
                                                         =======        ========         =======


[1]      The above table is presented on a tax equivalent basis.

[2] The change in interest income and interest expense due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios


Ratios and Minimums
(dollars in thousands)

                                                                                 For Capital              To Be Well
                                                           Actual              Adequacy Minimum           Capitalized
                                                           ------              ----------------           -----------
As of June 30, 2002                                 Amount       Ratio       Amount       Ratio        Amount       Ratio
-------------------                                 ------       -----       ------       -----        ------       -----
Total Capital (to Risk Weighted Assets):
  The Company                                      $138,088      15.88%      $69,551        8.00%      $86,938      10.00%
  The bank                                          106,198      12.94        65,665        8.00        82,082      10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       127,204      14.63        34,775        4.00        52,163       6.00
  The bank                                           95,933      11.69        32,833        4.00        49,249       6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       127,204       8.87        57,368        4.00        71,709       5.00
  The bank                                           95,933       6.92        55,460        4.00        69,325       5.00

As of December 31, 2001
-----------------------
Total Capital (to Risk Weighted Assets):
  The Company                                      $116,912      13.70%      $68,290        8.00%      $85,362      10.00%
  The bank                                           96,158      11.97        64,240        8.00        80,300      10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                       106,200      12.44        34,145        4.00        51,217       6.00
  The bank                                           86,093      10.72        32,120        4.00        48,180       6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                       106,200       7.79        54,553        4.00        68,191       5.00
  The bank                                           86,093       6.54        52,681        4.00        65,852       5.00

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

      The Company takes a coordinated approach to the management of market risk, liquidity and capital. This risk management process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee. This committee, which is comprised of members of senior management and the Board, meets to review, among other things, economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and off-balance sheet financial instruments.

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

      The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at June 30, 2002, is presented on page 30. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

      At June 30, 2002, the Company utilized four interest rate floor contracts having a notional amount totaling $100 million consisting of two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002 and two contracts with a notional amount of $25 million each and a final maturity of August 14, 2003. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At June 30, 2002, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

      The Company utilizes income simulation models to complement its traditional gap analysis. While the Asset/Liability Committee routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company's net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.

      The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 2002, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 2.23% ($1,646,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 3.70% ($2,773,000) decline from an unchanged rate environment.

      The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

      The bank can supply funds to the parent company and its nonbank subsidiaries subject to various legal restrictions. All national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.

      At June 30, 2002, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $29,408,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $38,820,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

      While the Company's past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

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

                                                                            Repricing Date
                                                                            --------------
                                                           More than      More than                    Non
                                              3 Months     3 Months       1 Year to       Over         Rate
                                              or Less      to 1 Year       5 Years      5 Years      Sensitive        Total
                                              -------      ---------       -------      -------      ---------        -----
ASSETS
  Interest-bearing deposits
    with other banks                          $   2,871    $      -       $       -     $      -     $       -     $    2,871
  Investment securities                               -       2,737          40,727      558,621         8,724        610,809
  Loans, net of unearned
    discounts
      Commercial and industrial                 481,461       2,612           8,823           41          (660)       492,277
      Loans to depository
       institutions                              32,000           -               -            -             -         32,000
      Lease financing                            52,399       3,373          64,750        2,363       (13,114)       109,771
      Real estate                                41,929      26,453          45,079       41,196           (24)       154,633
      Installment                                 4,582         913           1,316        1,406           (24)         8,193
      Foreign government and
       official institutions                          -           -               -            -             -              -
  Noninterest-earning
    assets and allowance
     for loan losses                                  -           -               -            -        98,946         98,946
                                              ---------    --------       ---------      -------     ---------      ---------
      Total Assets                              615,242      36,088         160,695      603,627        93,848      1,509,500
                                              ---------    --------       ---------      -------     ---------      ---------
LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings  [1]                                      -           -          24,486            -             -         24,486
    NOW  [1]                                          -           -         109,559            -             -        109,559
    Money Market  [1]                           130,585           -          29,902            -             -        160,487
    Time - domestic                             220,745      59,809          83,066           81             -        363,701
         - foreign                                1,820       1,180               -            -             -          3,000
  Federal funds purchased &
    securities sold u/a/r                       111,461           -               -            -             -        111,461
  Commercial paper                               29,408           -               -            -             -         29,408
  Other short-term borrowings                    25,044         350               -            -             -         25,394
  Long-term borrowings - FHLB                         -           -          25,000      100,000             -        125,000
  Noninterest-bearing liabilities
   and shareholders' equity                           -           -               -            -       557,004        557,004
                                              ---------    --------       ---------      -------     ---------      ---------
      Total Liabilities and
        Shareholders' Equity                    519,063      61,339         272,013      100,081       557,004      1,509,500
                                              ---------    --------       ---------      -------     ---------      ---------
  Net Interest Rate
    Sensitivity Gap                           $  96,179    $(25,251)      $(111,318)    $503,546     $(463,156)    $        -
                                              =========    ========       =========     ========     =========     ==========
  Cumulative Gap
    June 30, 2002                             $  96,179    $ 70,928       $ (40,390)    $463,156     $       -     $        -
                                              =========    ========       =========     ========     =========     ==========
  Cumulative Gap
    June 30, 2001                             $ 128,861    $ 48,498       $  (5,127)    $433,853     $       -     $        -
                                              =========    ========       =========     ========     =========     ==========
  Cumulative Gap
    December 31, 2001                         $ 129,150    $ 64,668       $ (47,649)    $483,188     $       -     $        -
                                              =========    ========       =========     ========     =========     ==========

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

                        STERLING BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 18, 2002.

         (b) The following matters were submitted to a vote of the Shareholders of the Company:

                  (1) Election of Directors

                          Nominee              Total Votes For       Total Votes Withheld
                          -------              ---------------       --------------------
                      Robert Abrams                8,575,496                677,588
                      Joseph M. Adamko             8,584,993                668,091
                      Louis J. Cappelli            8,018,924              1,234,160
                      Walter Feldesman             8,509,729                743,355
                      Allan F. Hershfield          8,583,592                669,492
                      Henry J. Humphreys           8,578,878                674,206
                      John C. Millman              8,019,189              1,233,895
                      Eugene T. Rossides           8,578,017                675,067

                      There were no abstentions or broker nonvotes.

                  (2) Amendment of Stock Incentive Plan

                      Total Votes For                                5,677,616
                      Total Votes Against                            3,323,580
                      Total Abstentions                                251,886

Item 6. Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed as part of this report:

                           10(i)   Form of Change of Control Severance
                                    Agreement dated April 3, 2002 Entered into
                                    Between the Registrant and One Executive

                           11       Statement Re: Computation of Per Share
                                    Earnings

                  (b) No reports on Form 8-K have been filed during the quarter.

                        STERLING BANCORP AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STERLING BANCORP
                          .............................
                                  (Registrant)




          Date    08/14/02             /s/  Louis J. Cappelli
               ------------------           ------------------------------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer



          Date    08/14/02             /s/  John W. Tietjen
               ------------------           ------------------------------------
                                            John W. Tietjen
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX


                                        Incorporated                  Sequential
Exhibit                                   Herein By        Filed         Page
 Number      Description                Reference To      Herewith        No.
 ------      -----------                ------------      --------        ---
  10(i)      Form of Change of                               X
             Control Severance
             Agreement dated
             April 3, 2002 Entered
             Between the Registrant
             And One Executive

  11         Computation of                                  X
             Per Share Earnings