Form 10-Q
period 2002-09-30
STERLING BANCORP
filed 2002-11-12
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _________________


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

                                  [X] Yes [] No

       As of October 31, 2002 there were 9,887,996 shares of common stock,
                         $1.00 par value, outstanding.

                                STERLING BANCORP

PART I. FINANCIAL INFORMATION                                                    Page
                                                                                 ----

        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                             3
                    Notes to Consolidated Financial Statements                    8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                     13
                    Results for Three Months                                     13
                    Results for Nine Months                                      15
                    Balance Sheet Analysis                                       17
                    Capital                                                      21
                    Average Balance Sheets                                       22
                    Rate/Volume Analysis                                         24
                    Regulatory Capital and Ratios                                26

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                   27
                    Interest Rate Sensitivity                                    30

        Item 4.     Controls and Procedures                                      31


PART II. OTHER INFORMATION


        Item 6.     Exhibits and Reports on Form 8-K                             31



SIGNATURES                                                                       31


EXHIBIT INDEX

        Exhibit 11           Computation of Per Share Earnings                   33

        Exhibit 99.1         Certifications of Chief Executive
                             Officer pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002                          34

        Exhibit 99.2         Certifications of Chief Financial
                             Officer pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002                          35

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                   September 30,                 December 31,
ASSETS                                                                 2002                         2001
                                                                  --------------                --------------
Cash and due from banks                                           $   49,427,001                $   50,362,016
Interest-bearing deposits with other banks                             1,905,755                     2,487,178
Federal funds sold                                                          --                      10,000,000

Securities available for sale                                        190,866,033                   177,810,042
Securities available for sale - pledged                               81,055,633                    91,752,370
Securities held to maturity                                          138,013,251                   101,077,406
Securities held to maturity - pledged                                182,457,720                   205,387,986
                                                                  --------------                --------------
        Total investment securities                                  592,392,637                   576,027,804
                                                                  --------------                --------------

Loans held for sale                                                   33,093,148                    48,602,841
Loans held in portfolio, net of unearned discounts                   795,197,068                   760,084,033
Less allowance for loan losses                                        12,822,381                    14,038,322
                                                                  --------------                --------------
        Loans, net                                                   815,467,835                   794,648,552
                                                                  --------------                --------------
Customers' liability under acceptances                                 1,524,201                       608,660
Excess cost over equity in net assets of the
  banking subsidiary                                                  21,158,440                    21,158,440
Premises and equipment, net                                            8,562,325                     7,852,362
Other real estate                                                        998,668                       809,184
Accrued interest receivable                                            5,746,802                     5,867,121
Bank owned life insurance                                             20,814,366                          --
Other assets                                                          11,779,426                    13,049,654
                                                                  --------------                --------------
                                                                  $1,529,777,456                $1,482,870,971
                                                                  ==============                ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                    $  326,243,038                $  356,303,308
  Interest-bearing deposits                                          707,781,772                   628,620,646
                                                                  --------------                --------------
        Total deposits                                             1,034,024,810                   984,923,954
Federal funds purchased and securities
  sold under agreements to repurchase                                 78,073,794                   147,095,635
Commercial paper                                                      29,712,600                    42,103,200
Other short-term borrowings                                           24,917,302                     8,687,671
Acceptances outstanding                                                1,524,201                       608,660
Accrued expenses and other liabilities                                83,038,063                    75,624,435
Long-term debt - FHLB                                                125,000,000                    95,350,000
                                                                  --------------                --------------
        Total liabilities                                          1,376,290,770                 1,354,393,555
                                                                  --------------                --------------

Corporation Obligated Mandatorily Redeemable
  Capital Securities of Subsidiary Trust                              25,000,000                          --
                                                                  --------------                --------------
Shareholders' equity
Preferred stock, $5 par value. Authorized
  644,389 shares Series D; issued 232,305
   and 234,606 shares, respectively                                    2,323,050                     2,346,060
Common stock, $1 par value. Authorized
  20,000,000 shares; issued 11,148,692
   and 10,834,853 shares, respectively                                11,148,692                    10,834,853
Capital surplus                                                      102,745,307                    98,487,765
Retained earnings                                                     43,033,863                    32,419,767
Accumulated other comprehensive income, net of tax                     3,984,283                     1,119,223
                                                                  --------------                --------------
                                                                     163,235,195                   145,207,668
Less
  Common shares in treasury at cost, 1,262,516
   and 745,023 shares, respectively                                   32,435,473                    15,542,454
  Unearned compensation                                                2,313,036                     1,187,798
                                                                  --------------                --------------
        Total shareholders' equity                                   128,486,686                   128,477,416
                                                                  --------------                --------------
                                                                  $1,529,777,456                $1,482,870,971
                                                                  ==============                ==============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended                          Nine Months Ended
                                                             September 30,                               September 30,
                                                 ----------------------------------            ----------------------------------
                                                    2002                   2001                   2002                   2001
                                                 -----------            -----------            -----------            -----------
INTEREST INCOME
  Loans                                          $14,547,213            $16,327,504            $42,959,229            $50,342,902
  Investment securities
    Available for sale                             4,174,794              3,232,726             12,764,113              8,843,426
    Held to maturity                               4,942,536              4,033,164             14,742,343             13,107,623
  Federal funds sold                                  44,352                 54,933                225,341                 79,494
  Deposits with other banks                            6,708                 28,296                 26,314                 86,224
                                                 -----------            -----------            -----------            -----------
        Total interest income                     23,715,603             23,676,623             70,717,340             72,459,669
                                                 -----------            -----------            -----------            -----------

INTEREST EXPENSE
  Deposits                                         3,110,679              4,831,922              9,743,232             15,071,425
  Federal funds purchased and
    securities sold under agreements
    to repurchase                                    296,377                547,627              1,099,966              3,680,591
  Commercial paper                                   156,643                357,027                515,699              1,225,377
  Other short-term borrowings                        135,132                 38,698                372,880                124,114
  Long-term debt                                   1,148,669                466,803              3,334,251              1,228,443
                                                 -----------            -----------            -----------            -----------
        Total interest expense                     4,847,500              6,242,077             15,066,028             21,329,950
                                                 -----------            -----------            -----------            -----------

Net interest income                               18,868,103             17,434,546             55,651,312             51,129,719
Provision for loan losses                          2,153,100              2,017,800              8,432,400              5,231,400
                                                 -----------            -----------            -----------            -----------
Net interest income after provision
  for loan losses                                 16,715,003             15,416,746             47,218,912             45,898,319
                                                 -----------            -----------            -----------            -----------

NONINTEREST INCOME
  Factoring income                                 1,807,632              1,371,780              4,736,535              4,086,996
  Mortgage banking income                          2,381,723              2,216,606              7,594,777              5,639,722
  Service charges on deposit accounts              1,300,524              1,478,183              3,688,455              4,242,980
  Trade finance income                               797,794                646,189              1,875,722              1,943,501
  Trust fees                                         124,334                171,178                475,994                556,797
  Other service charges and fees                     416,389                475,376              1,459,326              1,208,797
  Bank owned life insurance income                   298,185                   --                  814,366                   --
  Securities gains                                    24,947                   --                  869,290                   --
  Other income                                       141,854                158,297                426,155                307,653
                                                 -----------            -----------            -----------            -----------
        Total noninterest income                   7,293,382              6,517,609             21,940,620             17,986,446
                                                 -----------            -----------            -----------            -----------

NONINTEREST EXPENSES
  Salaries and employee benefits                   8,253,632              7,072,561             24,334,467             20,944,900
  Occupancy expenses, net                          1,294,747              1,346,724              3,793,331              3,545,329
  Equipment expenses                                 602,868                698,595              1,964,564              1,851,252
  Advertising and marketing                          895,641                670,824              2,522,137              2,425,167
  Professional fees                                  848,642              1,351,293              2,337,445              3,956,745
  Data processing fees                               259,246                328,329                987,161              1,001,480
  Stationery and printing                            296,386                213,615                838,699                611,745
  Communications                                     403,992                456,092              1,196,668              1,159,947
  Capital securities costs                           534,449                   --                1,268,114                   --
  Other expenses                                   1,517,477              1,383,725              5,132,621              4,561,068
                                                 -----------            -----------            -----------            -----------
        Total noninterest expenses                14,907,080             13,521,758             44,375,207             40,057,633
                                                 -----------            -----------            -----------            -----------

Income before income taxes                         9,101,305              8,412,597             24,784,325             23,827,132
Provision for income taxes                         3,556,613              3,419,876              8,742,723              9,592,899
                                                 -----------            -----------            -----------            -----------
Net income                                       $ 5,544,692            $ 4,992,721            $16,041,602            $14,234,233
                                                 ===========            ===========            ===========            ===========

Average number of common
 shares outstanding
  Basic                                            9,922,478             10,250,508             10,021,703             10,129,812
  Diluted                                         10,526,878             10,933,626             10,686,925             10,686,655
Per average common share
  Basic                                          $      0.56            $      0.49            $      1.59            $      1.40
  Diluted                                               0.52                   0.46                   1.49                   1.33
Dividends per common share                              0.18                   0.16                   0.54                   0.48

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                       Three Months Ended                               Nine Months Ended
                                                           September 30,                                    September 30,
                                              -------------------------------------            -------------------------------------
                                                 2002                      2001                    2002                     2001
                                              ------------             ------------            ------------             ------------
Net income                                    $  5,544,692             $  4,992,721            $ 16,041,602             $ 14,234,233

Other comprehensive income,
 net of tax:
   Unrealized holding gains
   arising during the period                     1,664,427                2,280,244               3,335,346                3,021,501

   Reclassification adjustment for
   gains included in net income                    (13,496)                    --                  (470,286)                    --
                                              ------------             ------------            ------------             ------------

Comprehensive income                          $  7,195,623             $  7,272,965            $ 18,906,662             $ 17,255,734
                                              ============             ============            ============             ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                           ---------------------------------------
                                                                               2002                       2001
                                                                           -------------             -------------
Preferred Stock
  Balance at January 1                                                     $   2,346,060             $   2,402,760
  Conversions of Series B shares                                                    --                      (2,460)
  Redemption of Series B shares                                                     --                     (21,520)
  Conversions of Series D shares                                                 (23,010)                  (26,990)
                                                                           -------------             -------------
  Balance at September 30                                                  $   2,323,050             $   2,351,790
                                                                           =============             =============

Common Stock
  Balance at January 1                                                     $  10,834,853             $   9,563,329
  Conversions of preferred shares into common shares                               2,919                     3,390
  Options exercised                                                              310,920                   310,155
                                                                           -------------             -------------
  Balance at September 30                                                  $  11,148,692             $   9,876,874
                                                                           =============             =============

Capital Surplus
  Balance at January 1                                                     $  98,487,765             $  67,450,110
  Conversions of preferred shares into common shares                              20,091                    26,064
  Redemption of Series B shares                                                     --                      (8,612)
  Issuance of shares under incentive compensation plan                           386,400                      --
  Options exercised                                                            3,851,051                 3,512,043
                                                                           -------------             -------------
  Balance at September 30                                                  $ 102,745,307             $  70,979,605
                                                                           =============             =============

Retained Earnings
  Balance at January 1                                                     $  32,419,767             $  47,466,602
  Net Income                                                                  16,041,602                14,234,233
  Cash dividends paid - common shares                                         (5,342,879)               (4,401,484)
                      - preferred shares                                         (84,627)                  (73,731)
                                                                           -------------             -------------
  Balance at September 30                                                  $  43,033,863             $  57,225,620
                                                                           =============             =============

Accumulated Other Comprehensive Income
  Balance at January 1                                                     $   1,119,223             $     (22,652)
                                                                           -------------             -------------
  Unrealized holding gains arising during the period:
     Before tax                                                                6,165,148                 5,585,026
     Tax effect                                                               (2,829,802)               (2,563,525)
                                                                           -------------             -------------
       Net of tax                                                              3,335,346                 3,021,501
                                                                           -------------             -------------

  Reclassification adjustment for gains included in net income:
     Before tax                                                                 (869,290)                     --
     Tax effect                                                                  399,004                      --
                                                                           -------------             -------------
       Net of tax                                                               (470,286)                     --
                                                                           -------------             -------------
  Balance at September 30                                                  $   3,984,283             $   2,998,849
                                                                           =============             =============

Treasury Stock
  Balance at January 1                                                     $ (15,542,454)            $  (7,986,763)
  Issuance of shares under incentive compensation plan                         1,267,200                      --
  Surrender of shares issued under incentive
   compensation plan                                                          (3,034,547)               (1,459,673)
  Purchase of common shares                                                  (15,125,672)                 (955,167)
                                                                           -------------             -------------
  Balance at September 30                                                  $ (32,435,473)            $ (10,401,603)
                                                                           =============             =============

Unearned Compensation

  Balance at January 1                                                     $  (1,187,798)            $  (1,857,292)
  Issuance of shares under incentive compensation plan                        (1,653,600)                     --
  Amortization of unearned compensation                                          528,362                   299,178
                                                                           -------------             -------------
  Balance at September 30                                                  $  (2,313,036)            $  (1,558,114)
                                                                           =============             =============

Total Shareholders' Equity
  Balance at January 1                                                     $ 128,477,416             $ 117,016,094
  Net changes during the period                                                    9,270                14,456,927
                                                                           -------------             -------------
  Balance at September 30                                                  $ 128,486,686             $ 131,473,021
                                                                           =============             =============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                         -----------------------------------------
                                                                             2002                        2001
                                                                         -------------               -------------
Operating Activities
  Net Income                                                             $  16,041,602               $  14,234,233
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                                8,432,400                   5,231,400
    Depreciation and amortization of premises and equipment                  1,263,032                   1,272,689
    Securities gains                                                          (869,290)                       --
    Income from bank owned life insurance                                     (814,366)                       --
    Deferred income tax provision (benefit)                                    435,151                    (716,738)
    Net decrease (increase) in loans held for sale                          15,509,693                 (11,945,324)
    Amortization of unearned compensation                                      528,362                     299,178
    Amortization of premiums of securities                                   1,042,469                     950,159
    Accretion of discounts on securities                                      (666,212)                   (518,548)
    Decrease (Increase) in accrued interest receivable                         120,319                    (871,433)
    Increase in accrued expenses and
     other liabilities                                                       7,413,628                  14,405,230
    Increase in other assets                                                  (289,623)                 (3,562,160)
    Issuance cost for preferred securities,
     net of amortization                                                      (916,667)                       --
    Other, net                                                              (2,486,501)                 (1,459,669)
                                                                         -------------               -------------
     Net cash provided by operating activities                              44,743,997                  17,319,017
                                                                         -------------               -------------
Investing Activities
  Purchase of premises and equipment                                        (1,972,995)                 (3,035,413)
  Decrease (Increase) in interest-bearing deposits                             581,423                  (1,554,336)
  Decrease (Increase) in Federal funds sold                                 10,000,000                  (5,000,000)
  Increase in other real estate                                               (189,484)                    (25,062)
  Net increase in loans                                                    (44,761,376)                (25,119,433)
  Purchase of investment in bank owned life insurance                      (20,000,000)                       --
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                         69,589,504                  58,972,243
  Purchases of securities - held to maturity                               (83,926,203)                (20,133,093)
  Purchases of securities - available for sale                            (163,152,563)               (122,725,448)
  Proceeds from sales of securities - available for sale                    39,923,352                        --
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                                      126,989,991                  36,799,427
                                                                         -------------               -------------
     Net cash used in investing activities                                 (66,918,351)                (81,821,115)
                                                                         -------------               -------------
Financing Activities
  Decrease in noninterest-bearing deposits                                 (30,060,270)                (17,428,710)
  Increase in interest-bearing deposits                                     79,161,126                 151,959,555
  Net proceeds from issuance of Corporation Obligated
   Mandatorily Redeemable Preferred Securities of Subsidiary Trust          24,062,500                        --
  Decrease in Federal funds purchased
   and securities sold under agreements to repurchase                      (69,021,841)               (101,336,218)
  Increase in commercial paper and
   other short-term borrowings                                               3,839,031                     927,493
  Purchase of treasury stock                                               (15,125,672)                   (955,167)
  Redemption of preferred stock                                                   --                       (30,132)
  Increase in other long-term debt                                          29,650,000                  29,650,000
  Proceeds from exercise of stock options                                    4,161,971                   3,822,198
  Cash dividends paid on common and preferred stock                         (5,427,506)                 (4,475,215)
                                                                         -------------               -------------
        Net cash provided by financing activities                           21,239,339                  62,133,804
                                                                         -------------               -------------

Net decrease in cash and due from banks                                       (935,015)                 (2,368,294)
Cash and due from banks - beginning of period                               50,362,016                  50,212,689
                                                                         -------------               -------------
Cash and due from banks - end of period                                  $  49,427,001               $  47,844,395
                                                                         =============               =============
Supplemental disclosures:
  Interest paid                                                          $  15,707,793               $  21,400,448
  Income taxes paid                                                          9,678,303                   8,839,390

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The Company follows accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The consolidated financial statements as of and for the interim periods ended September 30, 2002 and 2001 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001. The Company paid stock dividends as follows: a 10% stock dividend on December 10, 2001; a 10% stock dividend on December 11, 2000; and a 5% stock dividend on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

2. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

3. The Company's outstanding Preferred Shares comprise 232,305 Series D shares (300,000 Series D shares authorized). Each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into 1.2723 Common Shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

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

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         The Company provides a full range of financial products and services, including commercial loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, business and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest- bearing liabilities. The Company's 2002 year-to-date average interest-earning assets were 54.1% loans (business lending was 75.6% and real estate lending was 21.3% of total loans, respectively) and 45.9% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the business loan portfolio. Approximately 67% of loans are to borrowers located in the metropolitan New York area. The Company has determined that it has three reportable operating segments: business lending, real estate lending and company-wide treasury.

         The following tables provide certain information regarding the Company's operating segments for the three and nine month periods ended September 30, 2002 and 2001:

                                                Business            Real Estate           Company-wide
                                                Lending               Lending               Treasury               Totals
                                             --------------        --------------        --------------        --------------
Three Months Ended September 30, 2002
Net interest income                          $    7,530,877        $    3,436,493        $    7,487,737        $   18,455,107
Noninterest income                                3,720,570             2,403,740               349,942             6,474,252
Depreciation and amortization                        48,060                52,189                  --                 100,249
Segment profit                                    4,625,923             2,571,043             7,873,208            15,070,174
Segment assets                                  620,991,983           165,103,648           696,465,329         1,482,560,960


Three Months Ended September 30, 2001
Net interest income                          $    7,386,074        $    3,606,566        $    5,978,522        $   16,971,162
Noninterest income                                3,283,578             2,240,090                20,820             5,544,488
Depreciation and amortization                        54,234                64,783                    86               119,103
Segment profit                                    4,206,830             3,166,087             6,653,391            14,026,308
Segment assets                                  598,165,252           148,412,334           572,071,246         1,318,648,832



Nine Months Ended September 30, 2002
Net interest income                          $   21,805,357        $   10,068,686        $   22,594,118        $   54,468,161
Noninterest income                                9,729,831             7,578,130             1,750,153            19,058,114
Depreciation and amortization                       141,559               146,332                  --                 287,891
Segment profit                                   12,439,592             8,342,383            24,618,085            45,400,060
Segment assets                                  620,991,983           165,103,648           696,465,329         1,482,560,960


Nine Months Ended September 30, 2001
Net interest income                          $   23,098,725        $   10,553,734        $   15,976,248        $   49,628,707
Noninterest income                                9,665,583             5,807,984                93,108            15,566,675
Depreciation and amortization                       140,721               163,366                   256               304,343
Segment profit                                   13,720,942             8,720,781            18,446,963            40,888,686
Segment assets                                  598,165,252           148,412,334           572,071,246         1,318,648,832

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



         The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                   Three Months Ended September 30,            Nine Months Ended September 30,
                                                -------------------------------------       -------------------------------------
                                                     2002                   2001                  2002                  2001
                                                ---------------       ---------------       ---------------       ---------------
Net interest income:
   Total for reportable operating segments      $    18,455,107       $    16,971,162       $    54,468,161       $    49,628,707
   Other [1]                                            412,996               463,384             1,183,151             1,501,012
                                                ---------------       ---------------       ---------------       ---------------


Consolidated net interest income                $    18,868,103       $    17,434,546       $    55,651,312       $    51,129,719
                                                ===============       ===============       ===============       ===============

Noninterest income:
   Total for reportable operating segments      $     6,474,252       $     5,544,488       $    19,058,114       $    15,566,675
   Other [1]                                            819,130               973,121             2,882,506             2,419,771
                                                ---------------       ---------------       ---------------       ---------------


Consolidated noninterest income                 $     7,293,382       $     6,517,609       $    21,940,620       $    17,986,446
                                                ===============       ===============       ===============       ===============


Profit:
   Total for reportable operating segments      $    15,070,174       $    14,026,308       $    45,400,060       $    40,888,686
   Other [1]                                         (5,968,869)           (5,613,711)          (20,615,735)          (17,061,554)
                                                ---------------       ---------------       ---------------       ---------------


Consolidated income before income taxes         $     9,101,305       $     8,412,597       $    24,784,325       $    23,827,132
                                                ===============       ===============       ===============       ===============

Assets:
   Total for reportable operating segments      $ 1,482,560,960       $ 1,318,648,832       $ 1,482,560,960       $ 1,318,648,832
   Other [1]                                         47,216,496            45,080,431            47,216,496            45,080,431
                                                ---------------       ---------------       ---------------       ---------------


Consolidated assets                             $ 1,529,777,456       $ 1,363,729,263       $ 1,529,777,456       $ 1,363,729,263
                                                ===============       ===============       ===============       ===============

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

5. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination ceased upon adoption of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 had no impact on the Company's balance sheet and statement of income

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes on Consolidated Financial Statements
                                   (Unaudited)


6. The following information is provided in connection with the sales of available for sale securities:

                               Three Months Ended September 30,                      Nine Months Ended September 30,
                            --------------------------------------                --------------------------------------
                               2002                       2001                        2002                       2001
                            -----------                -----------                -----------                -----------
Proceeds                    $   354,838                $      --                  $39,923,352                $      --
Gross gains                      24,947                       --                      869,290                       --
Gross losses                       --                         --                         --                         --

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

         Factors that could cause our actual results to differ, possibly materially, from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company's borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Company's products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forwarding-looking statement, whether written or oral, that may be made from time to time.

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

         There is intense competition in all areas in which the Company conducts its business. In addition to competing with other banks, the Company competes in most areas of its business with other financial institutions. At September 30, 2002, the bank's year-to-date average earning assets (of which loans were 52% and investment securities were 46%) represented approximately 96% of the Company's year-to-date average earning assets.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

         Results for the Three Months Ended September 30, 2002 and 2001


OVERVIEW

The Company reported net income for the three months ended September 30, 2002 of $5.5 million, representing $0.52 per share, calculated on a diluted basis, compared to $5.0 million, or $0.46 per share, calculated on a diluted basis, for the like period in 2001. This increase reflects higher net interest income and continued growth in noninterest income, which together more than offset increases in noninterest expenses.

         Net interest income, on a tax equivalent basis, increased to $19.1 million for the third quarter of 2002 compared with $17.7 million for the same period in 2001, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 5.79% for the third quarter of 2002 compared to 6.16% for the like 2001 period. The decrease in the net interest margin was the result of a higher proportion of earning assets funded with interest-bearing liabilities and the decrease of 109 basis points in the average yield on earning assets partially offset by a decrease of 119 basis points in the average cost of funds.

         Noninterest income rose to $7.3 million for the three months ended September 30, 2002 compared to $6.5 million for the like 2001 period principally due to growth in income from factoring, mortgage banking and trade finance activities, and from a bank-owned life insurance program implemented in January 2002.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets ("net interest margin") is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are provided in the Rate/Volume Analysis shown on page 24. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 22.

         Net interest income, on a tax equivalent basis, for the three months ended September 30, 2002 increased to $19,117,000, from $17,699,000 for the comparable period in 2001.

         Total interest income, on a tax equivalent basis, aggregated $23,964,000 for the third quarter of 2002, substantially unchanged from $23,941,000 for the same period of 2001. The tax equivalent yield on interest earning assets was 7.29% for the three months ended September 30, 2002 compared with 8.38% for the same period in 2001.

         Interest earned on the loan portfolio amounted to $14,547,000 for the third quarter of 2002 was down $1,781,000 from a year ago. Average loan balances amounted to $745,821,000 which were up $34,835,000 from the prior year period. The increase in the average loans was primarily in the commercial and industrial, leasing and real estate loan segments. The decrease in the yield on the domestic loan portfolio to 8.25% for the three months ended September 30, 2002 from 9.63% for the comparable 2001 period was primarily attributable to a lower interest rate environment on average in the 2002 period.

         Interest earned on the securities portfolio, on a tax equivalent basis, increased to $9,367,000 for the three months ended September 30, 2002 from $7,530,000 in the prior year period. Average outstandings increased to $593,295,000 which were up $143,049,000 from $450,246,000 in the prior year period. The increase in average securities balances, the result of the implementation of asset/liability management strategies designed to take advantage of the steepness of the yield curve principally in the fourth quarter of 2001 and the first quarter of 2002, was primarily in mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and agencies.

         Interest expense on deposits decreased $1,720,000 for the three months ended September 30, 2002 to $3,111,000 from $4,831,000 for the comparable 2001 period due to lower rates paid. Average savings, NOW, and money market deposits, which historically have represented a stable funding source, decreased to $310,923,000 for the quarter ended September 30, 2002 from $326,825,000 in the prior year period. Average domestic time deposits increased $83,748,000 to $374,160,000 for the three months ended September 30, 2002. The growth in deposit balances was due to the current economic and interest rate environment, the branch opening in Great Neck, Long Island, and ongoing business development activities, including cross-selling of these products to existing customers. Average rate paid on interest-bearing deposits was 1.79% which was 130 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2002 period.

Interest expense associated with borrowed funds increased to $1,736,000 for the third quarter of 2002 from $1,411,000 in the comparable 2001 period principally as a result of higher average long-term debt outstandings partially offset by lower rates paid. Average amounts of long-term debt outstanding were up $84,650,000 to $125,000,000 from $40,350,000 in the prior year period. These borrowings were advances from the Federal Home Loan Bank of New York utilized in connection with the asset/liability management strategies discussed above. The average cost of borrowings was 2.88% for the three months ended September 30, 2002 compared with 4.07% in the comparable prior year period.

Noninterest Income

Noninterest income increased $775,000 for the third quarter of 2002 when compared with the like 2001 period primarily as a result of increased income from factoring, mortgage banking and trade finance activities, from fees for various other services, and from a bank-owned life insurance program implemented in January, 2002.

Noninterest Expenses

Noninterest expenses increased $1,385,000 for the third quarter of 2002 when compared with the like 2001 period primarily due to increased salary expenses, pension costs, advertising and marketing expenses, expenses related to the trust preferred securities placement of which was completed in February, 2002, losses on sales of assets, and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise. Partially offsetting these increases were reductions in fees for various professional services.

          Results for the Nine Months Ended September 30, 2002 and 2001


OVERVIEW

The Company reported net income for the nine months ended September 30,2002 of $16.0 million, representing $1.49 per share, calculated on a diluted basis, compared to $14.2 million, or $1.33 per share calculated on a diluted basis, for the like period in 2001. This increase reflects continued growth in both net interest income and noninterest income, which together with a lower provision for income taxes, more than offset increases in noninterest expenses and the provision for loan losses.

         Net interest income, on a tax equivalent basis, increased to $56.4 million for the first nine months of 2002 compared with $51.9 million for the same period in 2001, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 5.81% for the first nine months of 2002 compared to 6.27% for the like 2001 period. The decrease in the net interest margin was the result of a higher proportion of earning assets funded with interest-bearing liabilities and the decrease of 151 basis points in the average yield on earning assets partially offset by a decrease of 164 basis points in the average cost of funds.

         Noninterest income rose to $21.9 million for the nine months ended September 30,2002 compared to $18.0 million for the like 2001 period principally due to growth in fees from mortgage banking, factoring and other services, from gains on sales of available for sale securities and from a bank-owned life insurance program implemented in January 2002.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets ("net interest margin") is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders' equity. The increases (decreases) in the components of interest income and interest expense for the first nine months, expressed in terms of fluctuation in average volume and rate are provided in the Rate/Volume Analysis shown on page 25. Information as to the components of interest income and interest expense and average rates for the first nine months is provided in the Average Balance Sheets shown on page 23.

         Net interest income, on a tax equivalent basis, for the nine months ended September 30,2002 increased $4,524,000 to $56,425,000 from $51,901,000 for the comparable period in 2001.

         Total interest income, on a tax equivalent basis, aggregated $71,491,000 for the first nine months of 2002, down $1,740,000 from $73,231,000 for the same period of 2001. The tax equivalent yield on interest-earning assets was 7.38% for the first nine months of 2002 compared with 8.89% for the same period in 2001.

         Interest earned on the loan portfolio amounted to $42,959,000 for the first nine months of 2002, down $7,384,000 from a year ago. Average loan balances amounted to $728,405,000 up $30,534,000 from an average of $697,871,000 in the prior year period. The increase in the average loans, primarily in the leasing and real estate loan portfolios, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 8.51% for the nine months ended September 30,2002 from 10.41% for the comparable 2001 period was primarily attributable to the lower interest rate environment in the 2002 period.

         Interest earned on the securities portfolio, on a tax equivalent basis, increased to $28,281,000 for the nine months ended September 30, 2002 from $22,722,000 in the prior year period. Average outstandings increased to $596,204,000 which were up $149,461,000 from $446,743,000 in the prior year period. The increase in average securities balances, the result of the implementation of asset/liability management strategies designed to take advantage of the steepness of the yield curve principally in the fourth quarter of 2001 and the first quarter of 2002, was primarily in mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and agencies. The decrease in yields on most of the securities portfolio reflects the impact of the lower rate environment on average in the 2002 period.

         Total interest expense decreased $6,264,000 to $15,066,000 for the first nine months of 2002 from $21,330,000 for the comparable period in 2001. The decrease in interest expense was primarily due to lower average rates paid partially offset by higher average balances principally for domestic time deposits and long-term debt.

         Interest expense on deposits decreased $5,328,000 for the nine months ended September 30,2002 to $9,743,000 from $15,071,000 for the comparable 2001 period due to the decrease in the cost of funds partially offset by higher average domestic time deposit balances. Average savings, NOW, and money market deposits, which historically have represented a stable funding source, were $301,972,000 for the nine months ended September 30, 2002, compared to $299,320,000 in the prior year period. Average time deposits increased $100,391,000 to $372,000,000 for the nine months ended September 30, 2002. The growth in deposit balances was due to the current economic and interest rate environment, the branch opening in Great Neck, Long Island, and ongoing business development activities, including cross-selling of these products to existing customers. Average rate paid on interest-bearing deposits was 1.93% which was 160 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2002 period.

         Interest expense associated with borrowed funds decreased to $5,323,000 for the first nine months of 2002 from $6,259,000 in the comparable 2001 period as a result of lower rates paid partially offset by higher average long-term debt outstandings. The average cost of borrowings was 2.85% for the first nine months ended September 30, 2002 compared with 4.74% in the comparable prior year period. Average amounts of long-term debt outstanding were up $84,102,000 to $119,552,000 from $35,450,000 in the prior year period. These borrowings were advances from the Federal Home Loan Bank of New York utilized in connection with the asset/liability management strategies discussed above.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), and principally as the result of the charge-off of one loan as well as the growth in the loan portfolios, the provision for loan losses for the first nine months of 2002 increased to $8,432,000 from $5,231,000 for the comparable prior year period. During the second quarter of 2002 a $5.4 million loan to a corporate borrower which had become the subject of an involuntary bankruptcy was charged off.

Noninterest Income

Noninterest income increased $3,955,000 for the first nine months of 2002 when compared with the like 2001 period primarily as a result of increased income from mortgage banking and factoring activities, from fees for various other services, from gains on sales of available for sale securities, and from a bank-owned life insurance program implemented in January, 2002.

Noninterest Expenses

Noninterest expenses increased $4,317,000 for the first nine months of 2002 when compared with the like 2001 period primarily due to increased salary expenses, pension costs, occupancy, equipment, stationery and printing expenses, expenses related to the trust preferred securities placement completed in February, 2002, losses on sales of assets, and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise. Partially offsetting these increases were reductions in fees for various professional services.

Provision for Income Taxes

The provision for income taxes decreased $850,000 for the first nine months of 2002 when compared with the like 2001 period. During the second quarter of 2002, New York State completed an examination of Sterling's tax returns through 1998 and issued a no charge finding. As a result, based on management's review of required tax reserves with outside professionals, approximately $1.0 million in excess reserves was adjusted through the provision that quarter.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At September 30, 2002, the Company's portfolio of securities totalled $592,393,000 of which U.S. Treasury and U.S. Government corporations and agencies guaranteed mortgage-backed and collateralized mortgage obligations securities having an average life of approximately 3.0 years amounted to $541,150,000.

         Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. The following table presents information regarding securities available for sale:

                                                                  Gross                   Gross                 Estimated
                                        Amortized              Unrealized               Unrealized                Market
September 30, 2002                         Cost                   Gains                   Losses                  Value
------------------                     ------------            ------------            ------------            ------------
U.S. Treasury securities               $  2,496,430            $        602            $       --              $  2,497,032
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                             91,122,034               3,064,911                   1,600              94,185,345
Obligations of U.S. govern-
  ment corporations and
  agencies-collateralized
  mortgage obligations                  126,448,770               1,545,125                    --               127,993,895
Obligations of state and
  political institutions                 32,564,497               2,496,570                    --                35,061,067
Trust preferred securities                3,222,628                 241,527                    --                 3,464,155
Federal Reserve Bank and
  other equity securities                 8,702,642                  17,957                     427               8,720,172
                                       ------------            ------------            ------------            ------------

        Total                          $264,557,001            $  7,366,692            $      2,027            $271,921,666
                                       ============            ============            ============            ============

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

        The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The following table presents information regarding securities held to maturity:

                                                                  Gross                   Gross                 Estimated
                                        Carrying               Unrealized              Unrealized                 Market
September 30, 2002                        Value                   Gains                   Losses                  Value
------------------                     ------------            ------------            ------------            ------------
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                           $284,064,419            $ 11,480,320            $     70,852            $295,473,887
Obligations of U.S. govern-
  ment corporations and
  agencies-collateralized
  mortgage obligations                   34,906,552                 125,301                  14,636              35,017,217
Debt securities issued by
  foreign governments                     1,500,000                    --                      --                 1,500,000
                                       ------------            ------------            ------------            ------------

        Total                          $320,470,971            $ 11,605,621            $     85,488            $331,991,104
                                       ============            ============            ============            ============

Loans Held In Portfolio

A key management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which the Company is familiar.

        The Company's commercial and industrial loan portfolio represents approximately 61% of gross loans. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property. The Company's real estate loan portfolio, which represents approximately 19% of gross loans, is secured by mortgages on real property located principally in the State of New York and the Commonwealth of Virginia. Included in the Company's real estate loan portfolio are $33,093,000 of loans held for sale. These loans are collateralized by mortgages on 1-4 family residential properties and are carried at the lower of cost or market. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of gross loans. The collateral securing any loan may vary in value based on market conditions.

        The following table sets forth the composition of the Company's loan portfolio:

                                                                                September 30,
                                                  -------------------------------------------------------------------------
                                                               2002                                        2001
                                                  ------------------------------              -----------------------------
                                                                              ($ in thousands)
                                                                            % of                                     % of
                                                  Balances                 Gross              Balances              Gross
                                                  --------                 -----              --------             --------
Domestic
  Commercial and industrial                       $512,010                  60.6%              512,068                 64.1%
  Equipment lease financing                        138,260                  16.4               108,125                 13.5
  Real estate                                      157,772                  18.7               144,219                 18.1
  Installment - individuals                          9,016                   1.1                 8,488                  1.1
  Loans to depository institutions                  27,000                   3.2                25,000                  3.1
Foreign
  Government and official institutions                --                    --                     777                  0.1
                                                  --------                 -----              --------             --------
Gross loan                                         844,058                 100.0%              798,677                100.0%
                                                                           =====                                      =====
  Unearned discounts                                15,768                                      15,162
                                                  --------                                    --------

Loans, net of unearned discounts                  $828,290                                    $783,515
                                                  ========                                    ========

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Company's portfolio of loans may increase. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depends on current and expected economic conditions, the financial condition of borrowers and the credit management process.

        The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2002 the ratio of the allowance to loans, net of unearned discounts, was 1.55% and the allowance was $12,822,000. At such date, the Company's non-accrual loans amounted to $1,824,000; $556,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $340,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for loan losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 2002. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $737,000 at September 30, 2002.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

        The following table provides certain information with respect to the Company's deposits:

                                                                             September 30,
                                            -----------------------------------------------------------------------------
                                                         2002                                          2001
                                            ------------------------------                -------------------------------
                                                                          ($ in thousands)
                                                                      % of                                         % of
                                             Balances                Total                 Balances                Total
                                            ----------               -----                ----------               ------
Domestic
  Demand                                    $  326,243                31.6%               $  323,611                32.3%
  NOW                                          114,107                11.0                    99,363                 9.9
  Savings                                       24,997                 2.4                    31,397                 3.1
  Money market                                 175,990                17.0                   221,644                22.2
  Time deposits                                389,688                37.7                   321,823                32.2
                                            ----------               -----                ----------               -----

      Total domestic deposits                1,031,025                99.7                   997,838                99.7
Foreign
  Time deposits                                  3,000                 0.3                     2,975                 0.3
                                            ----------               -----                ----------               -----

      Total deposits                        $1,034,025               100.0%               $1,000,813               100.0%
                                            ==========               =====                ==========               =====

Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customer's balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 22 and 23.

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 26. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions and for other supervisory and regulatory purposes. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At September 30, 2002, the Company and the bank exceeded the requirements for "well capitalized" institutions. Under the provisions of the Gramm-Leach-Bliley Act of 1999, in order for the parent company to maintain its status as a financial holding company, the bank must remain "well capitalized."

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Three Months Ended September 30,
                             (dollars in thousands)


                                                      2002                                     2001
                                     ----------------------------------     -----------------------------------------
                                       Average               Average           Average                        Average
ASSETS                                 Balance     Interest    Rate            Balance      Interest           Rate
                                     -----------  ---------  ----------     -----------     --------         --------
Interest-bearing deposits
  with other banks                    $    3,067    $     6    0.87 %     $      4,039     $      28             2.78 %
Investment securities:
  Available for sale                     246,248      3,817    6.20            176,281         2,855             6.48
  Held to maturity                       314,303      4,943    6.29            239,305         4,034             6.74
  Tax-exempt  [2]                         32,744        607    7.35             34,660           641             7.34
Federal funds sold                        10,185         44    1.70              6,130            55             3.51
Loans, net of unearned discounts
  Domestic  [3]                          745,821     14,547    8.25            710,209        16,318             9.63
  Foreign                                      -          -       -                777            10             5.20
                                       ----------    ------                 -----------     --------

TOTAL INTEREST-EARNING ASSETS          1,352,368     23,964    7.29 %        1,171,401        23,941             8.38 %
                                                     ------    =====                        --------            =====

Cash and due from banks                   52,606                                38,776
Allowance for loan losses                (12,961)                              (13,691)
Goodwill                                  21,158                                21,158
Other assets                              55,046                                29,689
                                       ----------                           -----------

  TOTAL ASSETS                        $1,468,217                          $  1,247,333
                                       ==========                           ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY

Interest-bearing deposits
  Domestic
   Savings                            $   24,380         39    0.63 %     $     30,267           165             2.17 %
   NOW                                   120,370        230    0.76             94,777           407             1.70
   Money market                          166,173        295    0.70            201,781         1,080             2.12
   Time                                  374,160      2,533    2.69            290,412         3,147             4.30
  Foreign
   Time                                    3,000         14    1.80              2,975            32             4.22
                                       ----------    ------                 -----------     --------
     Total interest-bearing deposits     688,083      3,111    1.79            620,212         4,831             3.09
                                       ----------    ------                 -----------     --------

Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase               63,438        296    1.85             56,529           548             3.84
  Commercial paper                        29,297        157    2.12             36,552           357             3.88
  Other short-term debt                   22,400        135    2.39              4,335            39             3.54
  Long-term debt                         125,000      1,148    3.67             40,350           467             4.63
                                       ----------    ------                 -----------     --------
       Total borrowings                  240,135      1,736    2.88            137,766         1,411             4.07
                                       ----------    ------                 -----------     --------

TOTAL INTEREST-BEARING LIABILITIES       928,218      4,847    2.08 %          757,978         6,242             3.27 %
                                                     ------    =====                        --------           ======

Noninterest-bearing deposits             314,739                              288,279
Other liabilities                         76,096                               73,743
                                       ----------                           ----------
        Total liabilities              1,319,053                            1,120,000
                                       ----------                           ----------

Corporation Obligated Mandatorily
  Redeemable Preferred Securities         25,000                                    -
                                       ----------                           ----------

Shareholders' equity                     124,164                              127,333
                                       ----------                           ----------
   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY               $1,468,217                          $ 1,247,333
                                       ==========                           ==========

Net interest income/spread                           19,117    5.21 %                         17,699             5.11 %
                                                               ======                                           =====

Net yield on interest-earning
  assets (margin)                                              5.79 %                                            6.16 %
                                                               ======                                           =====

Less: Tax equivalent adjustment                         249                                      264
                                                  ---------                                 --------

Net interest income                               $  18,868                                 $ 17,435
                                                  =========                                 ========


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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                         Nine Months Ended September 30,
                             (dollars in thousands)


                                                    2002                                2001
                                    ----------------------------------  ---------------------------------
                                     Average                  Average     Average                Average
ASSETS                               Balance     Interest      Rate       Balance     Interest    Rate
                                     --------    ---------   ---------  ---------    ---------   --------
Interest-bearing deposits
  with other banks                  $    3,405    $     26    1.03 %    $    3,371   $    86     3.42 %
Investment securities:
  Available for sale                   252,417      11,655    6.16         155,740     7,740     6.63
  Held to maturity                     309,903      14,743    6.34         257,193    13,108     6.80
  Tax-exempt  [2]                       33,884       1,883    7.43          33,810     1,874     7.41
Federal funds sold                      17,791         225    1.67           2,681        80     3.91
Loans, net of unearned discounts
  Domestic  [3]                        728,405      42,959    8.51         697,094    50,306    10.41
  Foreign                                    -           -       -             777        37     6.32
                                     ---------     -------               ----------  -------

TOTAL INTEREST-EARNING ASSETS        1,345,805      71,491    7.38 %     1,150,666    73,231     8.89 %
                                                   -------   =====                   -------    ======

Cash and due from banks                 49,899                              42,510
Allowance for loan losses              (14,119)                            (13,443)
Goodwill                                21,158                              21,158
Other assets                            52,200                              27,536
                                     ---------                           ----------

      TOTAL ASSETS                  $1,454,943                          $1,228,427
                                     =========                           ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY

Interest-bearing deposits
  Domestic
   Savings                          $   26,072         123    0.63 %    $   27,492       476     2.31 %
   NOW                                 110,514         694    0.84          80,928     1,242     2.05
   Money market                        165,386       1,086    0.88         190,900     3,499     2.45
   Time                                369,001       7,795    2.82         268,634     9,750     4.85
  Foreign
   Time                                  2,999          45    2.00           2,975       104     4.68
                                     ---------     -------                --------    ------
      Total interest-bearing
         deposits                      673,972       9,743    1.93         570,929    15,071     3.53
                                     ---------     -------                --------    ------

Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase             76,578       1,100    1.92         101,195     3,681     4.86
  Commercial paper                      31,982         516    2.16          35,999     1,225     4.55
  Other short-term debt                 21,014         373    2.37           3,588       124     4.62
  Long-term debt                       119,552       3,334    3.72          35,450     1,229     4.62
                                     ---------     -------                --------    ------
      Total borrowings                 249,126       5,323    2.85         176,232     6,259     4.74
                                     ---------     -------                --------    ------

TOTAL INTEREST-BEARING LIABILITIES     923,098      15,066    2.18 %       747,161    21,330     3.82 %
                                                   -------   =====                    ------   ======

Noninterest-bearing deposits           309,486                             287,785
Other liabilities                       76,760                              71,520
                                     ---------                          ----------
          Total liabilities          1,309,344                           1,106,466
                                     ---------                          ----------

Corporation Obligated Mandatorily

  Redeemable Preferred Securities       19,780                                   -
                                     ---------                          ----------

Shareholders' equity                   125,819                             121,961
                                     ---------                          ----------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY      $1,454,943                          $1,228,427
                                     =========                          ==========

Net interest income/spread                          56,425    5.20 %                  51,901     5.07 %
                                                             =====                             ======

Net yield on interest-earning
  assets (margin)                                             5.81 %                             6.27 %
                                                             =====                             ======

Less: Tax equivalent adjustment                        774                               771
                                                   -------                           -------

Net interest income                               $ 55,651                           $51,130
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

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)



                                                     Increase/(Decrease)
                                                      Three Months Ended
                                            September 30, 2002 to September 30, 2001
                                             -----------------------------------------
                                                Volume      Rate      Net [2]
                                                ------    --------   ---------
INTEREST INCOME
Interest-bearing deposits with other banks     $   (6)    $   (16)   $   (22)
                                                 ------    -------   --------
Investment securities

  Available for sale                             1,533       (571)       962
  Held to maturity                               2,077     (1,168)       909
  Tax-exempt                                       (39)         5        (34)
                                                 ------    -------   --------
      Total investment securities                3,571     (1,734)     1,837
                                                 ------    -------   --------

Federal funds sold                                  87        (98)       (11)
                                                 ------    -------   --------

Loans, net of unearned discounts
  Domestic [3]                                   3,341     (5,112)    (1,771)
  Foreign                                           (5)        (5)       (10)
                                                 ------    -------   --------
      Total loans, net of unearned discount      3,336     (5,117)    (1,781)
                                                 ------    -------   --------

TOTAL INTEREST INCOME                          $ 6,988    $(6,965)   $    23
                                                 ======    =======   =======


INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                    $   (27)   $   (99)   $  (126)
    NOW                                            379       (556)      (177)
    Money market                                  (164)      (621)      (785)
    Time                                         2,776     (3,390)      (614)
  Foreign
    Time                                             2        (20)       (18)
                                                 ------    -------    -------
      Total interest-bearing deposits            2,966     (4,686)    (1,720)
                                                 ------    -------    -------

Borrowings

  Federal funds purchased and securities sold
    under agreements to repurchase                 273       (525)      (252)
  Commercial paper                                 (61)      (139)      (200)
  Other short-term debt                            158        (62)        96
  Long-term debt                                 1,147       (466)       681
                                                 ------    -------    -------
      Total borrowings                           1,517     (1,192)       325
                                                 ------    -------    -------

TOTAL INTEREST EXPENSE                         $ 4,483    $(5,878)   $(1,395)
                                                 ======    =======    =======

NET INTEREST INCOME                            $ 2,505    $(1,087)   $ 1,418
                                                 ======    =======    =======



[1] The above table is presented on a tax equivalent basis.

[2] Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)



                                                            Increase/(Decrease)
                                                            Nine Months Ended
                                                September 30, 2002 to September 30, 2001
                                               -----------------------------------------
                                                 Volume          Rate       Net [2]
                                                 ------        ------       ------
Interest-bearing deposits with other banks     $       1    $     (61)    $    (60)
                                                 --------     --------      -------
Investment securities

  Available for sale                               4,828         (913)       3,915
  Held to maturity                                 3,008       (1,373)       1,635
  Tax-exempt                                           4            5            9
                                                 --------     --------      -------
      Total investment securities                  7,840       (2,281)       5,559
                                                 --------     --------      -------

Federal funds sold                                   241          (96)         145
                                                 --------     --------      -------

Loans, net of unearned discounts
  Domestic [3]                                     3,780      (11,127)      (7,347)
  Foreign                                            (18)         (19)         (37)
                                                 --------     --------      -------
      Total loans, net of unearned discount        3,762      (11,146)      (7,384)
                                                 --------     --------      -------

TOTAL INTEREST INCOME                          $  11,844    $ (13,584)    $ (1,740)
                                                 ========     ========      =======


INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                    $     (24)   $  (329)      $   (353)
    NOW                                              540     (1,088)          (548)
    Money market                                    (416)    (1,997)        (2,413)
    Time                                           4,222     (6,177)        (1,955)
  Foreign
    Time                                               1        (60)           (59)
                                                 --------    -------      --------
      Total interest-bearing deposits              4,323     (9,651)        (5,328)
                                                 --------    -------      --------

Borrowings

  Federal funds purchased and securities sold
    under agreements to repurchase                  (740)    (1,841)        (2,581)
  Commercial paper                                  (124)      (585)          (709)
  Other short-term debt                              373       (124)           249
  Long-term debt                                   2,535       (430)         2,105
                                                 --------    -------      --------
      Total borrowings                             2,044     (2,980)          (936)
                                                 --------    -------      --------

TOTAL INTEREST EXPENSE                         $   6,367   $(12,631)      $ (6,264)
                                                 ========  ========       ========

NET INTEREST INCOME                            $   5,477   $   (953)      $  4,524
                                                 ========  ========       ========

[1] The above table is presented on a tax equivalent basis.

[2] Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

                                                                             For Capital              To Be Well
                                                      Actual              Adequacy Minimum            Capitalized
                                             -------------------------  ---------------------  -------------------------
As of September 30, 2002                        Amount     Ratio         Amount    Ratio           Amount     Ratio
-------------------------------------------  -------------------------  ---------------------  --------------------------
                                                                                               <C
Total Capital (to Risk Weighted Assets):
  The Company                                   $139,684  15.42     %   $72,451   8.00    %       $90,564    10.00    %
  The bank                                        97,722  11.36          68,829   8.00             86,037    10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                    128,345  14.17          36,226   4.00             54,338     6.00
  The bank                                        86,953  10.11          34,415   4.00             51,622     6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                    128,345   8.87          57,882   4.00             72,353     5.00
  The bank                                        86,953   6.21          56,029   4.00             70,036     5.00



As of December 31, 2001
-------------------------------------------
Total Capital (to Risk Weighted Assets):
  The Company                                   $116,912  13.70     %   $68,290   8.00    %       $85,362    10.00    %
  The bank                                        96,158  11.97          64,240   8.00             80,300    10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                    106,200  12.44          34,145   4.00             51,217     6.00
  The bank                                        86,093  10.72          32,120   4.00             48,180     6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                    106,200   7.79          54,553   4.00             68,191     5.00
  The bank                                        86,093   6.54          52,681   4.00             65,852     5.00

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at September 30, 2002, is presented on page 30. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would tend to increase during periods of rising interest rates and tend to decrease during periods of falling interest rates.

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

      At September 30, 2002, the Company utilized four interest rate floor contracts having a notional amount totalling $100 million consisting of two contracts with a notional amount of $25 million each and a final maturity of November 15, 2002 and two contracts with a notional amount of $25 million each and a final maturity of August 14, 2003. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At September 30, 2002, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

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

      The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 2002, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 2.19% ($1,628,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 4.95% ($3,677,000) decline from an unchanged rate environment.

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

      Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change "caps" or "floors" on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.

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

      At September 30, 2002, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $30,063,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $52,845,000 and back-up credit lines with banks of $19,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

                                                                  Repricing Date
                                   ---------------------------------------------------------------------------
                                               More than       More than
                                    3 Months   3 Months        1 Year to    Over        Nonrate
                                    or Less    to 1 Year       5 Years     5 Years     Sensitive     Total
                                   ---------  -----------     ----------  ---------  -----------  ------------
ASSETS

  Interest-bearing deposits
    with other banks             $  1,906     $        -     $        -   $       -  $       -    $      1,906
  Investment securities             2,497          1,104         41,085     538,987      8,720         592,393
  Loans, net of unearned
    discounts

      Commercial and industrial   500,476          2,003          9,502          29       (723)        511,287
      Loans to depository
       institutions                27,000              -              -           -          -          27,000
      Lease financing              67,628          3,373         64,750       2,509    (15,004)        123,256
      Real estate                  36,933         27,875         51,247      41,717        (20)        157,752
      Installment                   7,416            421            726         453        (21)          8,995
  Noninterest-earning
    assets and allowance
    for loan losses                     -              -              -           -    107,188         107,188
                                  --------      ---------      ---------    --------  ---------     -----------

      Total Assets                643,856         34,776        167,310     583,695    100,140       1,529,777
                                  --------      ---------      ---------    --------  ---------     -----------

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits

    Savings  [1]                        -              -         24,997           -          -          24,997
    NOW  [1]                            -              -        114,107           -          -         114,107
    Money market  [1]             139,920              -         36,070           -          -         175,990
    Time - domestic               233,729         77,417         78,542           -          -         389,688
         - foreign                  1,180          1,820              -           -          -           3,000
  Federal funds purchased &
    securities sold u/a/r          78,074              -              -           -          -          78,074
  Commercial paper                 29,713              -              -           -          -          29,713
  Other short-term borrowings       4,567         20,350              -           -          -          24,917
  Long-term borrowings - FHLB           -         10,000         15,000     100,000          -         125,000
  Noninterest-bearing
   liabilities and shareholders'
   equity                               -              -              -           -    564,291         564,291
                                  --------      ---------      ---------    --------  ---------     -----------

      Total Liabilities and
        Shareholders' Equity      487,183        109,587        268,716     100,000    564,291       1,529,777
                                  --------      ---------      ---------    --------  ---------     -----------

  Net Interest Rate
    Sensitivity Gap              $156,673     $  (74,811)    $ (101,406)  $ 483,695  $(464,151)   $          -
                                  ========      =========      =========    ========  =========     ===========

  Cumulative Gap
    September 30, 2002           $156,673     $   81,862     $  (19,544)  $ 464,151  $       -    $          -
                                  ========      =========      =========    ========  =========     ===========

  Cumulative Gap
    September 30, 2001           $155,428     $   87,832     $    7,300   $ 464,924  $       -    $          -
                                  ========      =========      =========    ========  =========     ===========

  Cumulative Gap
    December 31, 2001            $129,150     $   64,668     $  (47,649)  $ 483,188  $       -    $          -
                                  ========     =========      ===========  ========  ==========     ===========



[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and runoff experience.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  The following exhibits are filed as part of this report:

              (11)   Statement Re: Computation of Per Share Earnings
              (99.1) Certifications of the Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002
              (99.2) Certifications of the Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

      (b) In a report on Form 8-K dated August 14, 2002 and filed on August 15, 2002, the Company reported, under Item 9. "Regulation FD Disclosure", (a) the filing by the Company's Chief Executive Officer and Chief Financial Officer of certifications relating to the Company's Form 10-Q for the quarter ended June 30, 2002 required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and (b) the Company's declaration of a quarterly dividend payable September 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STERLING BANCORP
                          .............................
                                  (Registrant)



              Date    11/12/02                /s/ Louis J. Cappelli
                  ----------------------         ------------------------------
                                                 Louis J. Cappelli
                                                 Chairman and Chief Executive
                                                 Officer

              Date    11/12/02                /s/ John W. Tietjen
                  ----------------------         -----------------------------
                                                 John W. Tietjen
                                                 Executive Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer

                        STERLING BANCORP AND SUBSIDIARIES


                                  EXHIBIT INDEX







  Sequential                               Incorporated
   Exhibit                                    Herein By      Filed        Page
    Number         Description              Reference To    Herewith       No.
   -------         -----------              ------------    --------       ---
      11           Computation of                              X           33
                   Per Share Earnings


      99.1         Certification of
                   Chief Executive
                   Officer pursuant to
                   Section 302 of the
                   Sarbanes-Oxley Act
                   of 2002                                     X           34


      99.2         Certification of
                   Chief Financial
                   Officer pursuant to
                   Section 302 of the
                   Sarbanes-Oxley Act
                   of 2002                                     X           35