Form 10-K
period 2002-12-31
STERLING BANCORP
filed 2003-03-28
CIK 93451

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

                                   ----------

For the fiscal year ended December 31, 2002         Commission File No. 1-5273-1

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

                                   ----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                            ON WHICH REGISTERED
            -------------------                           ---------------------
Common Shares, $1 par value per share,
  and attached Preferred Stock Purchase Rights           New York Stock Exchange
Cumulative Trust Preferred
  Securities 8.375% (Liquidation Amount
  $10 per Preferred Security) of Sterling
  Bancorp Trust I and Guarantee of Sterling
  Bancorp with respect thereto                           New York Stock Exchange

                                   ----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      On March 5, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $273,136,477.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

      THE REGISTRANT HAS ONE CLASS OF COMMON STOCK OF WHICH 11,848,460 SHARES WERE OUTSTANDING AT MARCH 5, 2003.

            DOCUMENTS INCORPORATED BY REFERENCE

      (1) Specified portions of Sterling Bancorp's Annual Report to security holders for the fiscal year ended December 31, 2002 are incorporated by reference in Parts I and II.

      (2) Specified portions of the Sterling Bancorp Proxy Statement dated March 10, 2003 are incorporated by reference in Part III.

================================================================================

                                STERLING BANCORP

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I

Item 1.    BUSINESS ......................................................       I-1

Item 2.    PROPERTIES ....................................................      I-13

Item 3.    LEGAL PROCEEDINGS .............................................      I-13

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS ..................................................      I-13

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS ..............................      II-1

Item 6.    SELECTED FINANCIAL DATA .......................................      II-1

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ......................      II-1

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK ........................................      II-1

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................      II-2

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE .....................      II-2

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT ...............................................     III-1

Item 11.   EXECUTIVE COMPENSATION ........................................     III-1

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT ....................................     III-1

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................     III-2

Item 14    CONTROLS AND PROCEDURES .......................................     III-2

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K ..................................      IV-1

SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

Sterling Bancorp ("the parent company" or "the Registrant") is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956 (the "BHCA"), as amended, which was organized in 1966. Throughout the report, the terms "the Company" or "Sterling" refer to Sterling Bancorp and its subsidiaries. Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, deposit services, trust and estate administration and investment management services. The Company has operations in the metropolitan New York area, North Carolina and many mid-Atlantic states, and conducts business throughout the United States. The parent company owns all of the outstanding shares of Sterling National Bank ("the bank") - its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation and Sterling Financial Services Company, Inc. ("finance subsidiaries") and Sterling Bancorp Trust I ("trust"). Sterling National Mortgage Company, Inc. ("SNMC"), Sterling National Servicing, Inc. ("SNS-Virginia"), Sterling Factors Corporation ("Factors"), Sterling Trade Services, Inc. ("Trade Services"), and Sterling Holding Company of Virginia, Inc. are wholly owned subsidiaries of the bank. Until 1998, Factors was a finance subsidiary of the Registrant. Sterling Trade Services, Inc. was formed on April 23, 2001 and owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong, which was also formed on that date. Sterling Holding Company of Virginia, Inc. was formed as of December 21, 1998 and owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc., which was formed as of March 1, 1997. Sterling Bancorp Trust I was formed as of February 4, 2002. Segment information appearing in Note 22 beginning on page 41 of the Company's Annual Report to security holders for the fiscal year ended December 31, 2002 ("the 2002 Annual Report") is incorporated by reference herein.

      Our Internet address is www.sterlingbancorp.com and the investor relations section of our website is located at www.sterlingbancorp.com/ir/investor.cfm.
We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

                              BUSINESS OPERATIONS

THE BANK

Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains eight offices in New York, seven offices in New York city (four branches and an International Banking Facility in Manhattan and two branches in Queens) and one branch in Nassau County in Great Neck, New York. The executive office is located at 650 Fifth Avenue, New York, New York.

      The bank provides a full range of banking and financial services products. These products and services include commercial lending, asset-based financing, factoring/accounts receivable management, equipment leasing , commercial and residential mortgage lending and brokerage, international trade financing, deposit services, trust estate administration, investment management and investment services. Business lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies, and government and non-profit entities.

      Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management. The bank provides loans to small and medium sized businesses. The businesses are diversified across industries, and the loans generally range in size from $250,000 to $10 million. Business loans can be tailored to meet customers' specific long- and short-term needs, and include secured and unsecured lines of credit, business installment loans, business lines of credit, and debtor-in-possession financing. Our loans are often collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. Through its factoring subsidiary, the bank provides accounts receivable management services. Factors purchases clients' accounts receivable, assumes credit risk on approved orders and handles credit, collection and bookkeeping. Income for these services is derived from commission charges for receivables serviced and interest charged on advances to the client. For these services, Factors receives factoring commissions paid by the clients plus interest charged on advances. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries. As of December 31, 2002, the outstanding loan balance for commercial and industrial lending was $459.1 million, representing approximately 57% of the bank's total loan portfolio.

      Equipment Leasing. The bank offers equipment leasing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances small and medium-sized equipment leases with an average term of 24 to 30 months. At December 31, 2002, the outstanding loan balance for equipment leases was approximately $128.7 million, and equipment leases comprised approximately 16% of the bank's total loan portfolio.

      Residential and Commercial Mortgages. The bank's real estate loan portfolio consists of real estate loans on one-to-four family residential properties and commercial properties. The residential mortgage banking and brokerage business is conducted through SNMC offices located principally in New York, North Carolina and many mid-Atlantic states. The mortgage company originates conforming residential mortgage loans throughout the tri-state metropolitan area, as well as in Virginia and other mid-Atlantic states, for resale, and non-conforming residential mortgage loans, for its own portfolio and for resale. Commercial real estate financing is offered on income-producing, investor properties and owner-occupied properties, professional co-ops and condos through our real estate lending department. At December 31, 2002, the outstanding loan balance for real estate mortgage loans was $185.4 million, representing approximately 23% of the bank's total loans outstanding.

      International Trade Finance. Through its international division, International Banking Facility and Hong Kong trade services subsidiary, the bank offers financial services to its customers and correspondents in the world's major financial centers. These services consist of financing import and export transactions, issuance of letters of credit and creation of banker's acceptances. In addition to its direct worldwide correspondent banking relationships, active bank account relationships are maintained with leading foreign banking institutions in major financial centers.

      Trust Services. The bank's trust department provides a variety of fiduciary, investment management, custody and advisory and corporate agency services to individuals, corporations and foundations. The bank acts as trustee for pension, profit-sharing, 401(k) and other employee benefit plans and personal trusts and estates. For corporations, the bank acts as trustee, transfer agent, registrar and in other corporate agency capacities.

      There are no industry concentrations exceeding 10% of gross loans, in the commercial and industrial loan portfolio. Approximately 68% of the bank's loans are to borrowers located in the metropolitan New York area. The bank has no foreign loans.

      The composition of income from the operations of the bank and its subsidiaries for the years ended: [1] December 31, 2002 included interest and fees on commercial and other loans (45%), interest and dividends on investment securities (31%) and other (24%); [2] December 31, 2001 included interest and fees on commercial and other loans (53%), interest and dividends on investment securities (27%), and other (20%); [3] December 31, 2000 included interest and fees on commercial and other loans (54%), interest and dividends on investment securities (27%), and other (19%).

      At December 31, 2002, the bank and its subsidiaries had 428 employees, consisting of 152 officers and 276 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

PARENT COMPANY AND FINANCE SUBSIDIARIES

The parent company, through its finance subsidiary - Sterling Financial Services Company ("Sterling Financial"), makes loans that are secured by personal property, accounts receivable or other collateral; occasionally unsecured advances are provided to its customers.

      Dealer Receivable Financing. Through Sterling Financial, we provide loans to independent dealers who market products, such as housewares, appliances, automobiles and educational material to consumers on an installment basis with repayment terms between 12 and 48 months. We administer these installment contracts for the dealer by providing billing, payment processing and other bookkeeping services. We generally lend up to 80% of the value of the borrower's collateral. More than 65% of the payments are received electronically.

      The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its finance subsidiaries for the years ended: [1] December 31, 2002 included interest and fees on loans (24%), dividends, interest and service fees (74%) and other (2%); [2] December 31, 2001 included interest and fees on loans (32%), dividends, interest and service fees (66%), and other (2%); [3] December 31, 2000 included interest and fees on loans (42%), dividends, interest and service fees (55%), and other (3%). As of January 1, 2001, Sterling Financial became a subsidiary of the parent company. Prior to that date, Sterling Financial was a division of the parent company.

      At December 31, 2002, the parent company and its finance subsidiaries employed 36 persons consisting of 8 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.

                                   COMPETITION

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loans associations, savings banks, finance companies, and credit unions. To a limited extent, the company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location.

      The Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act") has expanded the permissible activities of a bank holding company. The Gramm-Leach-Bliley Act allows qualifying bank holding companies to elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. The Gramm-Leach-Bliley Act also eliminated restrictions, adopted in the 1930's, which prevented banking, insurance and securities firms from fully entering each other's business. While it is uncertain what the full impact of the legislation will be over time, it is likely to result in further consolidation in the financial services industry. In addition, removal of these restrictions will likely increase the number and type of market entrants providing banking services and thereby create additional competition. However, the Company's management cannot currently predict the full impact of the Gramm-Leach-Bliley Act on the Company. For more information regarding the Gramm-Leach-Bliley Act see "Supervision and Regulation - Financial Services Modernization Legislation" below.

                           SUPERVISION AND REGULATION

GENERAL

The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting the shareholders of the parent company. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the bank. It is intended only to briefly summarize some material provisions.

      Sterling Bancorp is a bank holding company and a financial holding company under the BHCA, as amended, and is subject to supervision, examination and reporting requirements of the Board of Governors of The Federal Reserve System ("Federal Reserve Board").

      As a national bank, the bank is principally subject to supervision, examination and reporting requirements of the Office of the Comptroller of the Currency ("OCC"), as well as the Federal Deposit Insurance Corporation ("FDIC"). Insured banks, including the bank, are subject to extensive regulation of many aspects of their business. These regulations, among other things, relate to: (a) the nature and amount of loans that may be made by the bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; (e) reserve requirements; and (f) dealings with officers, directors and affiliates.

      Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York.

BANK HOLDING COMPANY REGULATION

The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than: (1) banking or managing or controlling banks, (2) furnishing services to or performing services for their subsidiaries, or (3) activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      As discussed below under "Financial Holding Company Regulation", the BHCA was amended by the Gramm-Leach- Bliley Act of 1999 to permit a broader range of activities for bank holding companies that qualify as "financial holding companies".

FINANCIAL HOLDING COMPANY REGULATION

On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

- allows bank holding companies, the depository institution subsidiaries of which meet management, capital and CRA standards, to engage in a substantially broader range of nonbanking financial activities than was previously permissible, including: (a) insurance underwriting and agency,
      (b) making merchant banking investments in commercial companies, (c) securities underwriting, dealing and market making, and (d) sponsoring mutual funds and investment companies;

-     allows insurers and other financial services companies to acquire banks;
      and

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

      Requirements and standards to remain "well-capitalized" are discussed below. To maintain financial holding company status, the bank must have at least a "satisfactory" rating under the Community Reinvestment Act (the "CRA"). Under the CRA, during examinations of the bank, the OCC is required to assess the bank's record of meeting the credit needs of the communities services by the bank, including low- and moderate-income communities. Banks are given one of four ratings under the CRA: "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The bank received a rating of outstanding on the most recent exam completed by the OCC.

      Pursuant to an election made under the Gramm-Leach-Bliley Act, the parent company has been designated as a financial holding company. As a financial holding company, Sterling Bancorp may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are "financial in nature," as well as additional activities that the Federal Reserve determines (in the case of incidental activities, in conjunction with the Department of the Treasury) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve. Under the Gramm-Leach-Bliley Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and sponsoring mutual funds and investment companies. Under the new merchant banking authority added by the Gramm-Leach-Bliley Act, financial holding companies may invest in companies that engage in activities that are not otherwise permissible "financial" companies, subject to certain limitations, including that the financial holding company makes the investment with the intention of limiting the investment duration and does not manage the company on a day-to-day basis.

      Financial holding companies that do not continue to meet all the requirements for financial holding company status will, depending on which requirement they fail to meet, lose the ability to undertake new activities or acquisitions that are financial in nature and may also lose the ability to continue those activities that are not generally permissible for bank holding companies. If the parent company ceases to so qualify it would be required to obtain the prior approval of the Federal Reserve to engage in non-banking activities or to acquire more than 5% of the voting stock of any company that is engaged in non-banking activities. With certain exceptions, the Federal Reserve can only provide prior approval to applications involving activities that it had previously determined, by regulation or order, are so closely related to banking as to be properly incident thereto. Such activities are more limited than the range of activities that are deemed "financial in nature".

PAYMENT OF DIVIDENDS AND TRANSACTIONS WITH AFFILIATES

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history.

      Various legal restrictions limit the extent to which the bank can fund its parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution, such as the bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the parent company and the bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital.

      Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

      Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.

      Banks are subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

      In addition, the Company and the bank are subject to the provisions of FDICIA which imposes a number of mandatory supervisory measures and establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Among other matters, FDICIA establishes five capital categories of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Such classifications are used by regulatory agencies to determine, in part, a bank's deposit insurance premium, and to consider applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Banks that are not adequately capitalized are subject to significant restrictions and requirements that increase as capital levels deteriorate and may not accept brokered deposits.

      Under the provisions of FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 2002, the capital ratios for the Company and the bank exceeded the requirements for "well capitalized" institutions.

      The table presenting capital and ratios for the Company and the bank as of December 31, 2002 and 2001 appears in Note 21 beginning on page 40 of the Company's 2002 Annual Report and is incorporated by reference herein.

EQUITY INVESTMENT IN NON-FINANCIAL COMPANIES

On April 1, 2002, new federal regulations governing the regulatory capital treatment of equity investments in nonfinancial companies went into effect. The federal rules require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of the Company's and the bank's Tier 1 capital.

      The rules have not had and management does not expect that the rules will have a material effect on the capital requirements or strategic plans of the Company and the bank.

BIS GUIDELINES

The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to finalize a new capital accord in the fourth quarter of 2003 and for member countries to implement the new accord at year end 2006. The ultimate timing for the new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Company expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. The Company cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to it and its subsidiaries.

SUPPORT OF THE BANK

The Federal Reserve Board has stated that a bank holding company should serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times by the Federal Reserve Board even though not expressly required by regulation.

FDIC INSURANCE

Under the FDIC's risk-related insurance assessment system, insured depository institutions may be required to pay annual assessments to the FDIC being based on the institution's risk classification. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory groups. The three supervisory groups are Group "A" financially solid institutions with only a few minor weaknesses, Group "B" institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund and Group "C" institutions with a substantial probability of loss to the fund absent effective corrective action.

      The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. A bank's capital and supervisory subgroup is confidential and may not be disclosed. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points per $100 of deposits. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund maintained by the FDIC, well capitalized and well managed banks, including the bank, have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as BIF loss experience and other factors.

      In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The current FICO annual assessment rate is 1.68 cents per $100 of deposits.

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

USA PATRIOT ACT

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act of 2001. Title III of the USA Patriot Act requires financial institutions, including the bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including the bank: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) in certain circumstances, prohibit the maintenance of correspondent accounts with foreign banks that do not have a physical presence in the U.S. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution. The bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 62, 63, and 64 of the 2002 Annual Report is incorporated by reference herein.

II.   Investment Portfolio

A summary of the Company's investment securities by type with related carrying values at the end of each of the most recent three fiscal years appears on page 52 of the 2002 Annual Report and is incorporated herein by reference. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the 2002 Annual Report on pages 26 and 27 and is incorporated by reference herein. The average yield by maturity range is not available.

III.  Loan Portfolio

A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the most recent five fiscal years appears on page 53 of the 2002 Annual Report and is incorporated herein by reference.

      A table setting forth the maturities and sensitivity to changes in interest rates of the Company's commercial and industrial loans at December 31, 2002 appears on page 53 of the 2002 Annual Report and is incorporated herein by reference.

      It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the 2002 Annual Report beginning on page 52 under the caption "Loan Portfolio", page 28 in Note 6 and on page 23 in Note 1 under the caption "Loans" is incorporated by reference herein.

      A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the most recent five fiscal years appears on page 54 of the 2002 Annual Report and is incorporated herein by reference; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

IV.   Summary of Loan Loss Experience

The information appearing in the 2002 Annual Report beginning on page 28 in Note 7 and beginning on page 53 under the caption "Asset Quality" is incorporated by reference herein. A table setting forth certain information with respect to the Company's loan loss experience for each of the most recent five fiscal years appears on page 55 of the 2002 Annual Report and is incorporated herein by reference.

      The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2002. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2002.

      To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, a table presenting the Company's allocation of the allowance appears on page 55 of the 2002 Annual Report and is incorporated herein by reference. This allocation is based on estimates by management that may vary based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the 2002 Annual Report beginning on page 53 under the caption "Asset Quality" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in a loan category.

V.    Deposits

Average deposits and average rates paid for each of the most recent three years is presented in the 2002 Annual Report on page 62 and is incorporated by reference herein.

      Outstanding time certificates of deposit issued from domestic offices in amounts of $100,000 or more and interest expense on domestic and foreign deposits are presented in the 2002 Annual Report on page 29 in Note 8 and is incorporated by reference herein.

      The table providing selected information with respect to the Company's deposits for each of the most recent three fiscal years appears on page 56 of the Company's 2002 Annual Report and is incorporated by reference herein.

      Interest expense for the most recent three fiscal years is presented in
Note 8 on page 29 of the 2002 Annual Report and is incorporated by reference herein.

VI.   Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the most recent three years is presented in the 2002 Annual Report on page 49 under the caption "Selected Financial Data" and is incorporated by reference herein.

VII.  Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings, for each of the most recent three years is presented in the 2002 Annual Report on page 30 in Note 9 and is incorporated by reference herein.

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

      Factors that could cause our actual results to differ, possibly materially, from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company's borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Company's products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 650 Fifth Avenue, New York, N.Y. consisting of approximately 14,400 square feet. The lease for these premises expires April 30, 2016. Rental commitments to the expiration date approximate $11,677,000.

      The bank also maintains operating leases for five branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau and Suffolk counties (New York), in Mercer County (New Jersey), in Charlotte (North Carolina) and in Richmond (Virginia) with an aggregate of approximately 111,600 square feet. The annual office rental commitments for these premises approximates $16,402,000. The leases have expiration dates ranging from 2003 through 2016 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.

ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor any of its subsidiaries is party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K:

                                                                   Held
                                                                   Executive
                                                                   Office
Name of Executive               Title                  Age         Since
-----------------               -----                  ---         ---------
Louis J. Cappelli     Chairman of the Board and
                      Chief Executive Officer,
                      Director                         72            1967

John C. Millman       President, Director              60            1986

Jerrold Gilbert       Executive Vice President         66            1974
                      and General Counsel

John W. Tietjen       Executive Vice President,
                      Treasurer
                      and Chief Financial Officer      58            1989

John A. Aloisio       Senior Vice President            60            1992

Howard M. Applebaum   Senior Vice President            44            2002

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information appearing on page 60 of the 2002 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein. As of March 5 2003, there were 1,763 shareholders of record of our common shares.

      During the fiscal years ended December 31, 2001 and 2002, dividends to holders of our common shares were declared on February 15, 2001, May 17, 2001, August 16, 2001, November 15, 2001, February 21, 2002, May 16, 2002, August 15,
2002, and November 21, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The information appearing on page 49 of the 2002 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 49 - 64 of the 2002 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated by reference herein. Supplementary data appearing on page 47 in Note 25 of the 2002 Annual Report is also incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 56 - 59 of the 2002 Annual Report under the caption "ASSET/LIABILITY MANAGEMENT" is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and the statements of condition of Sterling National Bank as of December 31, 2002 and 2001, notes thereto and Independent Auditors' Report thereon appearing on pages 16 - 48 of the 2002 Annual Report are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 10, 2003 under the caption "ELECTION OF DIRECTORS", beginning on page 11 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" and beginning on page 13 of the same proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 10, 2003 under the caption "Executive Compensation and Related Matters" and on page 11 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information beginning on page 11 of the Sterling Bancorp Proxy Statement dated March 10, 2003 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

      The information appearing in Notes 15 and 16 on pages 32-35 of the 2002 Annual Report under the captions "Stock Incentive Plan" and "Employee Stock Ownership Plan," respectively, is incorporated by reference herein.


                                     III-1

      The following table provides the information as of December 31, 2002, regarding securities issued to all of our employees under our equity compensation plans that were in effect during fiscal 2002 and other equity compensation plan information.

                      Equity Compensation Plan Information

                                                                                                 Number of Securities
                                                                                                 remaining available
                                          Number of Securities         Weighted                  for future issuance
                                          to be issued                 Average                   under Equity
                                          upon Exercise                Exercise Price of         Compensation Plans
                                          of Outstanding Options,      Outstanding Options,      (excluding securities
                                          Warrants and Rights          Warrants, and Rights      reflected in column (a))
Plan Category                                (a)                         (b)                        (c)
---------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans approved by     1,511,937                    $15.78                    186,643
security holders

Equity Compensation Plans not                    --                        --                     23,627(1)
approved by security holders
                                          ---------                    ------                    -------
TOTAL                                     1,511,937                    $15.78                    210,270
                                          =========                    ======                    =======

(1) This number of shares includes shares of the Series D preferred stock issued in 1993 to the Company's Employee Stock Ownership Plan trust, which shares had not, as of December 31, 2002, been released for allocation among the plan's participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on page 11 of the Sterling Bancorp Proxy Statement dated March 10, 2003 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

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


                                     III-2

                                    PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The documents filed as a part of this report are listed below:

      1.    Financial Statements

            Annual Report to security holders for the fiscal year ended December 31, 2002 (This document is filed only to the extent of pages 16 through 64 which are incorporated by reference herein).

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

            (xi) Amendments to Employment Agreements dated March 22, 2002 (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the three months ended March 31, 2002 and incorporated by reference herein).

            (xii) Amendment to Form of Change of Control Severance Agreement dated February 6, 2002 entered into between the Registrant and each of four executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the three months ended March 31, 2002 and incorporated by reference herein).

      10.   (xiii)      Form of Change of Control Severance Agreement dated
                        April 3, 2002 entered into between the Registrant and one executive (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the six months ended June 30, 2002 and incorporated by reference herein).

            (xiv)       Amendments to Employment Agreements dated February 26,
                        2003:

                              (a) For Louis J. Cappelli
                              (b) For John C. Millman

      11.               Statement re: Computation of Per Share Earnings.

      12.               Statement re: Computation of Ratios.

      13. Annual Report to security holders, Sterling Bancorp 2002 Annual Report (This document is filed only to the extent of pages 16 through 64, which are incorporated by reference herein).

      21.               Subsidiaries of the Registrant.

      23.               Consent of KPMG LLP Independent Certified Public
                        Accountants.

(b) Reports on Form 8-K:

In a report on Form 8-K dated October 10, 2002 and filed on October 11, 2002, the Company reported, under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing results for the quarter and nine months ended September 30, 2002.

In a report on Form 8-K dated November 12, 2002 and filed on November 13, 2002, the Company reported, under Item 9. "Regulation FD Disclosure", the filing by the Company's Chief Executive Officer and Chief Financial Officer of Certifications relating to the Company's Form 10-Q for the quarter ended September 30, 2002 required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In a report on Form 8-K dated November 21, 2002 and filed November 22, 2002, the Company reported, under Item 9. "Regulation FD Disclosure", (a) the disclosure of a 20% stock dividend payable on December 9, 2002 to shareholders of record on December 2, 2002 and (b) the declaration of an increase in its quarterly cash dividend of $0.01 to $0.19 payable December 31, 2002 to shareholders of record on December 13, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                STERLING BANCORP


                             /s/ Louis J. Cappelli
                  --------------------------------------------
                          Louis J. Cappelli, Chairman
                         (Principal Executive Officer)

                                 March 28, 2003
                                      Date


                               /s/ John W. Tietjen
                  --------------------------------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                 March 28, 2003
                                      Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 28, 2003         /s/       Louis J. Cappelli                 Director
    (Date)                ------------------------------           --------
                                  (Signature)                       (Title)


March 28, 2003         /s/       John C. Millman                   Director
    (Date)                ------------------------------           --------
                                  (Signature)                       (Title)


March 28, 2003         /s/       Henry J. Humphreys                Director
    (Date)                ------------------------------           --------
                                  (Signature)                       (Title)


March 28, 2003         /s/       Walter Feldesman                  Director
    (Date)                ------------------------------           --------
                                  (Signature)                       (Title)


March 28, 2003         /s/       Robert Abrams                     Director
    (Date)                ------------------------------           --------
                                  (Signature)                       (Title)

                                 CERTIFICATIONS

I, Louis J. Cappelli, certify that:

1. I have reviewed this annual report on Form 10-K of Sterling Bancorp (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the Company's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Date: 3/28/03


                                     /s/ Louis J. Cappelli
                                     -----------------------------------
                                     Name:  Louis J. Cappelli
                                     Title: Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, John W. Tietjen, certify that:

1. I have reviewed this annual report on Form 10-K of Sterling Bancorp (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the Company's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Date: 3/28/03


                                     /s/ John W. Tietjen
                                     -----------------------------------
                                     Name:  John W. Tietjen
                                     Title: Executive Vice President, Treasurer
                                            and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                DOCUMENTS FILED

                                   AS A PART

                                 OF THIS REPORT

                                       ON

                                   FORM 10-K

                              ANNUAL REPORT - 2002

                                   ----------

                                STERLING BANCORP

================================================================================

                                 EXHIBIT INDEX

Exhibit
Number
3.(i)(A) Amended and Restated Certificate of Incorporation filed with the State of New York, Department of State, August 14, 1986 (Filed as
            Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended
            December 31, 1986 and incorporated by reference herein).

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

10.(iii)    Amendments to Employment Agreements dated February 8, 1997 (Filed as
            Exhibits 3.10(iii)(a) and 3.10(iii)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein).

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

    (xi)    Amendments to Employment Agreements dated March 22, 2002 (Filed as
            Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's
            Form 10-Q for the three months ended March 31, 2002 and incorporated by reference herein).

   (xii)    Amendment to Form of Change of Control Severance Agreement dated
            February 6, 2002 entered into between the Registrant and each of four executives (Filed as Exhibit 10(ii) to the Registrant's Form
            10-Q for the three months ended March 31, 2002 and incorporated by reference herein).

  (xiii) Form of Change of Control Severance Agreement dated April 3, 2002 entered into between the Registrant and one executive (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the six months ended June 30, 2002 and incorporated by reference herein).

   (xiv)    Amendments to Employment Agreements dated February 26, 2003:

                  (a) For Louis J. Cappelli
                  (b) For John C. Millman


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