Form 10-Q
period 2003-03-31
STERLING BANCORP
filed 2003-05-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to______________________________

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

                                  [X] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  [X] Yes [ ] No

       As of April 30, 2003 there were 11,853,908 shares of common stock,
                         $1.00 par value, outstanding.

                                STERLING BANCORP

                                                                                                       Page
                                                                                                       ----
PART I FINANCIAL INFORMATION

        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                                                    3
                    Notes to Consolidated Financial Statements                                           8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                                            13
                    Results for Three Months                                                            13
                    Income Statement Analysis                                                           14
                    Balance Sheet Analysis                                                              15
                    Capital                                                                             19
                    Average Balance Sheets                                                              20
                    Rate/Volume Analysis                                                                21
                    Regulatory Capital and Ratios                                                       22

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                                          23
                    Interest Rate Sensitivity                                                           26

        Item 4.     Controls and Procedures                                                             27

PART II OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K                                                    27

SIGNATURES                                                                                              28

EXHIBIT INDEX                                                                                           31

        Exhibit 11 Computation of Per Share Earnings                                                    32

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                        March 31,      December 31,
                                                          2003             2002
                                                     --------------   --------------
ASSETS
Cash and due from banks                              $   56,276,214   $   58,173,569
Interest-bearing deposits with other banks                2,136,949        2,872,710
Federal funds sold                                                -        5,000,000

Securities available for sale                           101,485,091      128,465,512
Securities available for sale - pledged                  90,470,088       90,969,577
Securities held to maturity                             171,744,063      147,109,430
Securities held to maturity - pledged                   237,161,819      222,229,901
                                                     --------------   --------------
                  Total investment securities           600,861,061      588,774,420
                                                     --------------   --------------

Loans held for sale                                      56,891,837       54,684,987
                                                     --------------   --------------
Loans held in portfolio, net of unearned discounts      779,751,771      791,315,047
Less allowance for loan losses                           13,818,979       13,549,297
                                                     --------------   --------------
                   Loans, net                           765,932,792      777,765,750
                                                     --------------   --------------
Customers' liability under acceptances                    3,767,585        1,545,335
Excess cost over equity in net assets of the
  banking subsidiary                                     21,158,440       21,158,440
Premises and equipment, net                               9,514,657        9,263,172
Other real estate                                           946,166          822,820
Accrued interest receivable                               5,295,353        4,881,937
Bank owned life insurance                                21,091,519       20,830,688
Other assets                                             18,354,995       15,347,734
                                                     --------------   --------------
                                                     $1,562,227,568   $1,561,121,562
                                                     ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                       $  354,158,962   $  401,553,363
  Interest-bearing deposits                             686,816,057      645,539,745
                                                     --------------   --------------
                  Total deposits                      1,040,975,019    1,047,093,108
Federal funds purchased and securities
  sold under agreements to repurchase                   119,522,509      100,925,635
Commercial paper                                         18,592,907       29,318,920
Other short-term borrowings                              30,018,115       37,030,404
Acceptances outstanding                                   3,767,585        1,545,335
Accrued expenses and other liabilities                   76,801,853       75,427,836
Long-term debt - FHLB                                   115,000,000      115,000,000
                                                     --------------   --------------
                  Total liabilities                   1,404,677,988    1,406,341,238
                                                     --------------   --------------
Corporation Obligated Mandatorily Redeemable
  Capital Securities of Subsidiary Trust                 25,000,000       25,000,000
                                                     --------------   --------------
Shareholders' equity
Preferred stock, $5 par value. Authorized
  644,389 shares; Series D issued 231,255
  and 232,206 shares, respectively                        2,312,550        2,322,060
Common stock, $1 par value. Authorized
  20,000,000 shares; issued 13,136,659
  and 13,124,002 shares, respectively                    13,136,659       13,124,002
Capital surplus                                         143,675,725      143,495,362
Retained earnings                                         7,366,807        3,783,539
Accumulated other comprehensive income, net of tax          758,499        1,330,239
                                                     --------------   --------------
Less                                                    167,250,240      164,055,202
  Common shares in treasury at cost, 1,285,212
   and 1,261,061 shares, respectively                    33,012,404       32,400,952
  Unearned compensation                                   1,688,256        1,873,926
                                                     --------------   --------------
                  Total shareholders' equity            132,549,580      129,780,324
                                                     --------------   --------------
                                                     $1,562,227,568   $1,561,121,562
                                                     ==============   ==============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                         2003           2002
                                                      -----------   -----------
INTEREST INCOME
  Loans                                               $14,759,913   $14,166,374
  Investment securities
    Available for sale                                  2,511,777     4,176,250
    Held to maturity                                    5,330,999     4,942,518
  Federal funds sold                                       21,976         8,681
  Deposits with other banks                                 8,553       149,183
                                                      -----------   -----------
        Total interest income                          22,633,218    23,443,006
                                                      -----------   -----------

INTEREST EXPENSE
  Deposits                                              2,201,635     3,323,204
  Federal funds purchased and
    securities sold under agreements
    to repurchase                                         310,417       446,650
  Commercial paper                                         70,651       206,601
  Other short-term borrowings                             189,768       107,689
  Long-term debt                                        1,080,880     1,059,975
                                                      -----------   ------------
        Total interest expense                          3,853,351     5,144,119
                                                      -----------   ------------
Net interest income                                    18,779,867    18,298,887
Provision for loan losses                               1,791,300     1,679,300
                                                      -----------   ------------
Net interest income after provision
  for loan losses                                      16,988,567    16,619,587
                                                      -----------   ------------
NONINTEREST INCOME
  Factoring income                                      1,352,502     1,376,891
  Mortgage banking income                               3,242,648     2,530,339
  Service charges on deposit accounts                   1,231,998     1,148,235
  Trade finance income                                    573,013       451,257
  Trust fees                                              165,397       177,118
  Other service charges and fees                          435,210       431,042
  Bank owned life insurance income                        260,830       222,356
  Securities gains                                         95,992             -
  Other income                                             96,707        68,903
                                                      -----------   -----------
        Total noninterest income                        7,454,297     6,406,141
                                                      -----------   -----------
NONINTEREST EXPENSES
  Salaries and employee benefits                        8,483,655     8,044,425
  Occupancy expenses, net                               1,295,721     1,176,349
  Equipment expenses                                      646,514       567,989
  Advertising and marketing                               790,818       690,930
  Professional fees                                       726,632       799,942
  Data processing fees                                    265,032       357,184
  Stationery and printing                                 208,318       213,170
  Communications                                          442,690       404,727
  Capital securities costs                                535,117       221,218
  Other expenses                                        1,521,159     1,756,503
                                                      -----------   -----------
        Total noninterest expenses                     14,915,656    14,232,437
                                                      -----------   -----------
Income before income taxes                              9,527,208     8,793,291
Provision for income taxes                              3,680,785     3,526,990
                                                      -----------   -----------
Net income                                            $ 5,846,423   $ 5,266,301
                                                      ===========   ===========
Average number of common
  shares outstanding
   Basic                                               11,856,325    12,077,821
   Diluted                                             12,588,597    12,860,946
Earnings per average common share
   Basic                                              $      0.49   $      0.43
   Diluted                                                   0.46          0.41
Dividends per common share                                   0.19          0.18

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                          2003                2002
                                      -------------       -------------
Net Income                            $   5,846,423       $   5,266,301

Other comprehensive income,
 net of tax:
   Unrealized holding losses
   arising during the period               (519,808)           (926,055)

   Reclassification adjustment for
   gains included in net income             (51,932)                  -
                                      -------------       -------------

Comprehensive income                  $   5,274,683       $   4,340,246
                                      =============       =============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
            Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                            2003                2002
                                                                        ------------        ------------
Preferred Stock
  Balance at January 1                                                  $  2,322,060        $  2,346,060
  Conversions of Series B shares                                              (9,510)             (4,440)
                                                                        ------------        ------------
  Balance at March 31                                                   $  2,312,550        $  2,341,620
                                                                        ============        ============
Common Stock
  Balance at January 1                                                  $ 13,124,002        $ 10,834,853
  Conversions of preferred shares into common shares                           1,450                 562
  Options exercised                                                           11,207             175,780
                                                                        ------------        ------------
  Balance at March 31                                                   $ 13,136,659        $ 11,011,195
                                                                        ============        ============
Capital Surplus
  Balance at January 1                                                  $143,495,362        $ 98,487,765
  Conversions of preferred shares into common shares                           8,060               3,878
  Issuance of shares under incentive compensation plan                             -             386,400
  Options exercised                                                          172,303           2,022,459
                                                                        ------------        ------------
  Balance at March 31                                                   $143,675,725        $100,900,502
                                                                        ============        ============
Retained Earnings
  Balance at January 1                                                  $  3,783,539        $ 32,419,767
  Net Income                                                               5,846,423           5,266,301
  Cash dividends paid - common shares                                     (2,231,362)         (1,797,947)
                      - preferred shares                                     (31,793)            (28,376)
                                                                        ------------        ------------
  Balance at March 31                                                   $  7,366,807        $ 35,859,745
                                                                        ============        ============
Accumulated Other Comprehensive Income
  Balance at January 1                                                  $  1,330,239        $  1,119,223
                                                                        ------------        ------------
  Unrealized holding gains
   arising during the period:
     Before tax                                                             (960,829)         (1,711,748)
     Tax effect                                                              441,021             785,693
                                                                        ------------        ------------
       Net of tax                                                           (519,808)           (926,055)
                                                                        ------------        ------------
  Reclassification adjustment for gains
   included in net income:
     Before tax                                                              (95,992)                  -
     Tax effect                                                               44,060                   -
                                                                        ------------        ------------
       Net of tax                                                            (51,932)                  -
                                                                        ------------        ------------
  Balance at March 31                                                   $    758,499        $    193,168
                                                                        ============        ============
Treasury Stock
  Balance at January 1                                                  $(32,400,952)       $(15,542,454)
  Issuance of shares under incentive compensation plan                             -           1,267,200
  Surrender of shares issued under incentive
   compensation plan                                                        (493,654)         (1,655,315)
  Purchase of common shares                                                 (117,798)         (5,863,054)
                                                                        ------------        ------------
  Balance at March 31                                                   $(33,012,404)       $(21,793,623)
                                                                        ============        ============
Unearned Compensation
  Balance at January 1                                                  $ (1,873,926)       $ (1,187,798)
  Issuance of shares under incentive compensation plan                             -          (1,653,600)
  Amortization of unearned compensation                                      185,670             157,022
                                                                        ------------        ------------
  Balance at March 31                                                   $ (1,688,256)       $ (2,684,376)
                                                                        ============        ============
Total Shareholders' Equity
  Balance at January 1                                                  $129,780,324        $128,477,416
  Net changes during the period                                            2,769,256          (2,649,185)
                                                                        ------------        ------------
  Balance at March 31                                                   $132,549,580        $125,828,231
                                                                        ============        ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        2003              2002
                                                                    ------------      -------------
Operating Activities
  Net Income                                                        $  5,846,423      $   5,266,301
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for loan losses                                         1,791,300          1,679,300
     Depreciation and amortization of premises and equipment             420,313            381,907
     Securities gains                                                    (95,992)                 -
     Income from bank owned life insurance                              (260,830)          (222,356)
     Deferred income tax benefit                                         (77,608)          (116,793)
     Net change in loans held for sale                                (2,206,850)        15,377,415
     Amortization of unearned compensation                               185,670            157,022
     Amortization of premiums on securities                              487,138            394,818
     Accretion of discounts on securities                               (393,779)          (237,145)
     Increase in accrued interest receivable                            (413,416)          (566,475)
     Increase in accrued expenses and
      other liabilities                                                1,374,017          2,253,519
     Increase in other assets                                         (2,455,581)        (2,516,138)
     Issuance cost for preferred securities,
      net of amortization                                                      -            937,500
     Other, net                                                         (482,643)        (1,655,315)
                                                                    ------------      -------------
      Net cash provided by operating activities                        3,718,162         21,133,560
                                                                    ------------      -------------
Investing Activities
  Purchase of premises and equipment                                    (671,798)          (673,003)
  Decrease in interest-bearing deposits with other banks                 735,761            636,317
  Decrease in Federal funds sold                                       5,000,000         10,000,000
  Increase in other real estate                                         (123,346)          (160,183)
  Net increase in loans                                               10,041,658         12,979,545
  Purchase of investment in bank owned life insurance                          -        (20,000,000)
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                   46,132,302         26,830,723
  Purchases of securities - held to maturity                         (85,864,790)       (29,117,445)
  Purchases of securities - available for sale                       (94,236,576)      (116,687,877)
  Proceeds from sales of securities - available for sale               3,707,515                  -
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                                117,120,717         77,209,694
                                                                    ------------      -------------
    Net cash provided by (used in) investing activities                1,841,443        (38,982,229)
                                                                    ------------      -------------
Financing Activities
  Decrease in noninterest-bearing deposits                           (47,394,401)       (48,686,721)
  Increase in interest-bearing deposits                               41,276,312         64,049,018
  Net proceeds from issuance of Corporation Obligated
   Mandatorily Redeemable Preferred Securities of
   Subsidiary Trust                                                            -         24,062,500
  Increase (Decrease) in Federal funds purchased
   and securities sold under agreements to repurchase                 18,596,874        (57,766,896)
  (Decrease) Increase in commercial paper and
    other short-term borrowings                                      (17,738,302)         2,948,904
  Purchase of treasury stock                                            (117,798)        (5,863,054)
  Increase in other long-term debt                                             -         19,650,000
  Proceeds from exercise of stock options                                183,510          2,198,239
  Cash dividends paid on common and preferred stock                   (2,263,155)        (1,826,323)
                                                                    ------------      -------------
      Net cash used in financing activities                           (7,456,960)        (1,234,333)
                                                                    ------------      -------------
Net decrease in cash and due from banks                               (1,897,355)       (19,083,002)
Cash and due from banks - beginning of period                         58,173,569         50,362,016
                                                                    ------------      -------------
Cash and due from banks - end of period                             $ 56,276,214      $  31,279,014
                                                                    ============      =============
Supplemental disclosures:
  Interest paid                                                     $  3,846,231      $   4,811,675
  Income taxes paid                                                    2,346,594          4,870,000

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2003 and 2002 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company paid stock dividends as follows: a 20% stock dividend on December 9, 2002; a 10% stock dividend on December 10,2001; a 10% stock dividend on December 11, 2000; and a 5% stock dividend on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods shown have been restated to reflect the effect of the stock dividends.

2. At March 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 15 of the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to the stock-based employee compensation plans.

Three Months Ended March 31,                                      2003                 2002
----------------------------                                   -----------          -----------
Net income, as reported                                        $ 5,846,423          $ 5,266,301

Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                                    (288,987)            (200,518)
                                                               -----------          -----------

Pro forma, net income                                          $ 5,557,436          $ 5,065,783
                                                               ===========          ===========

Earnings per share:
    Basic- as reported                                         $      0.49          $      0.43
    Basic- pro forma                                                  0.47                 0.42
    Diluted- as reported                                              0.46                 0.41
    Diluted- pro forma                                                0.44                 0.39

3. The major components of domestic loans held for sale and loans held in portfolio are as follows:

                                                                                   March 31,
                                                                       ------------------------------
                                                                          2003               2002
                                                                       ------------      ------------
Loans held for sale
  Real estate-mortgage                                                 $ 56,891,837      $ 33,225,426
                                                                       ============      ============

Loans held in portfolio
  Commercial and industrial                                            $481,855,068      $489,589,824
  Lease financing                                                       150,516,210       109,366,769
  Real estate-mortgage                                                  133,891,771       117,864,529
  Real estate-construction                                                2,400,000                 -
  Installment                                                             9,582,449         8,296,909
  Loans to depository institutions                                       20,000,000        34,000,000
                                                                       ------------      ------------

  Loans, gross                                                          798,245,498       759,118,031
  Less unearned discounts                                                18,493,727        13,416,217
                                                                       ------------      ------------

  Loans, net of unearned discounts                                     $779,751,771      $745,701,814
                                                                       ============      ============

4. The Company's outstanding preferred shares comprise 231,255 Series D shares (of 300,000 Series D shares authorized). Each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into
     1.5267 common shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the common shares except as otherwise required by law).

5. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142,"Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination ceased upon adoption of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 had no impact on the Company's balance sheet or statement of income.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. The Financial Accounting Standards Board SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements issued to stockholders.

          The Company provides a full range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2003 year-to-date average interest-earning assets were 58.1% loans (corporate lending was 73.1% and real estate lending was 24.1% of total loans, respectively) and 41.9% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 68% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

          The following tables provide certain information regarding the Company's operating segments for the three-month periods ended March 31, 2003 and 2002:

                                                     Corporate       Real Estate        Company-wide
                                                      Lending          Lending            Treasury           Totals
                                                   ------------     -------------      -------------     --------------
Three Months Ended March 31, 2003
Net interest income                                $  8,323,536     $  3,752,090       $  6,293,831      $   18,369,457
Noninterest income                                    3,004,572        3,305,157            377,133           6,686,862
Depreciation and amortization                            50,165           76,256                  -             126,421
Segment income before taxes                           3,734,854        3,321,350          6,536,128          13,592,332
Segment assets                                      610,359,525      196,423,973        707,502,555       1,514,286,053

Three Months Ended March 31, 2002
Net interest income                                $  7,031,978     $  3,378,369       $  7,499,200      $   17,909,547
Noninterest income                                    2,836,498        2,518,008            240,552           5,595,058
Depreciation and amortization                            45,352           47,040                  -              92,392
Segment income before taxes                           3,650,887        2,877,163          7,942,111          14,470,161
Segment assets                                      576,023,598      154,896,313        711,856,145       1,442,776,056

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                                            Three Months Ended March 31,
                                                                        -----------------------------------
                                                                             2003                2002
                                                                        ---------------     ---------------
Net interest income:
   Total for reportable operating segments                              $    18,369,457     $    17,909,547
   Other (1)                                                                    410,410             389,340
                                                                        ---------------     ---------------

Consolidated net interest income                                        $    18,779,867     $    18,298,887
                                                                        ===============     ===============

Noninterest income:
   Total for reportable operating segments                              $     6,686,862     $     5,595,058
   Other (1)                                                                    767,435             811,083
                                                                        ---------------     ---------------

Consolidated noninterest income                                         $     7,454,297     $     6,406,141
                                                                        ===============     ===============

Income before taxes:
   Total for reportable operating segments                              $    13,592,332     $    14,470,161
   Other (1)                                                                 (4,065,124)         (5,676,870)
                                                                        ---------------     ---------------

Consolidated income before income taxes                                 $     9,527,208     $     8,793,291
                                                                        ===============     ===============

Assets:
   Total for reportable operating segments                              $ 1,514,286,053     $ 1,442,776,056
   Other (1)                                                                 47,941,515          45,827,985
                                                                        ---------------     ---------------

Consolidated assets                                                     $ 1,562,227,568     $ 1,488,604,041
                                                                        ===============     ===============

(1) Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a financial holding company pursuant to an election made under the Gramm-Leach-Bliley Act of 1999, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Financial Services Company, Inc., Sterling Bancorp Trust I, and Sterling National Bank ("the bank"). The bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation, Sterling National Mortgage Company, Inc., Sterling National Servicing, Inc., Sterling Trade Services, Inc., and Sterling Holding Company of Virginia, Inc. Sterling Trade Services, Inc. owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong. Sterling Holding Company of Virginia, Inc. owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc. Throughout this discussion and analysis, the term, "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data combined elsewhere in this quarterly report as well as the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Our Internet address is www.sterlingbancorp.com and the investor relations section of our web site is located at www.sterlingbancorp.com/ir/investor.cfm. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

         There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. To a limited extent, the company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location. At March 31, 2003, the bank's year-to-date average earning assets represented approximately 97% of the Company's year-to-date average earning assets. Loans represented 57% and investment securities represented 42% of the bank's year-to-date average earning assets at March 31, 2003.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

           Results for the Three Months Ended March 31, 2003 and 2002

OVERVIEW

The Company reported net income for the three months ended March 31, 2003 of $5.8 million, representing $0.46 per share, calculated on a diluted basis, compared to $5.3 million, or $0.41 per share, calculated on a diluted basis, for the like period in 2002. This increase reflects higher net interest income and continued growth in noninterest income which more than offset increases in noninterest expenses and the provision for loan losses.

         Net interest income, on a tax equivalent basis, increased to $19.0 million for the first quarter of 2003 compared with $18.6 million for the same period in 2002, principally due to higher average earning assets outstanding coupled with lower funding costs. Partially offsetting these beneficial factors was the impact of the lower yield on earning assets. The net interest margin, on a tax equivalent basis, was 5.62% for the first quarter of 2003 compared to 5.69% for the like 2002 period. The net interest margin benefitted from a decrease of 57 basis points in the cost of funds partially offset by a decrease of 52 basis points in the average yield on earning assets. Also contributing to the decrease was a lower proportion of earning assets funded from noninterest-bearing sources.

         Noninterest income rose to $7.5 million for the three months ended March 31, 2003 compared to $6.4 million for the like 2002 period, principally due to continued growth in income from mortgage banking and trade finance activities, from services charges on deposit accounts, from a bank-owned life insurance program, and from gains on sales of securities.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are shown on page 21. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 20.

         Net interest income, on a tax equivalent basis, for the three months ended March 31, 2003 increased to $19,029,000 from $18,563,000 for the comparable period in 2002.

         Total interest income, on a tax equivalent basis, aggregated $22,882,000 for the first quarter of 2003 down from $23,707,000 for the same period of 2002. The tax equivalent yield on interest earning assets was 6.80% for the three months ended March 31, 2003 compared with 7.32% for the comparable period in 2002.

         Interest earned on the loan portfolio amounted to $14,760,000 which was up $594,000 when compared to a year ago. Average loan balances amounted to $802,795,000 which were up $93,977,000 from an average of $708,818,000 in the prior year period. The increase in average loans was primarily in the real estate loan segment of the Company's loan portfolio. The decrease in yield on the domestic loan portfolio to 7.73% for the three months ended March 31, 2003 from 8.52% for the comparable 2002 period was primarily attributable to the mix in the various categories of the loan portfolio.

         Interest earned on the securities portfolio, on a tax equivalent basis, decreased to $8,092,000 for the three months ended March 31, 2003 from $9,383,000 in the prior year period. Average outstandings decreased to $568,010,000 from $589,090,000 in the prior year period. The decrease in average securities balances reflects faster prepayments in mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and agencies. The average yield on investment securities decreased to 5.72% from 6.38% in the prior year period, reflecting the impact of the reinvestment of a portion of the principal prepayments in a lower interest rate environment.

         Interest expense on deposits decreased $1,121,000 for the three months ended March 31, 2003 to $2,202,000 from $3,323,000 for the comparable 2002 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 1.36%, which was 70 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2003 period.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for the first three months of 2003 was $1,791,000 compared with $1,679,000 in the like 2002 period.

Noninterest Income

Noninterest income increased $1,048,000 for the first quarter of 2003 when compared with the like 2002 period, primarily as a result of increased income from mortgage banking and trade finance activities, from service charges on deposit accounts, from a bank-owned life insurance program and from gains on sales of securities.

Noninterest Expenses

Noninterest expenses increased $683,000 for the first quarter of 2003 when compared with the like 2002 period primarily due to increased salary expenses, occupancy costs, expenses related to the trust preferred securities placement, and advertising and marketing expenses incurred to support growing levels of business activity and continued investment in the business franchise. Partially offsetting these increases were reductions in fees for data processing, professional services and various other expenses.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government and U.S. Government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At March 31, 2003, the Company's portfolio of securities totalled $600,861,000 of which U.S. Government and U.S. Government corporations and agencies guaranteed mortgage-backed and collateralized mortgage obligations securities having an average life of approximately 2.5 years amounted to $528,558,000.

         Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes as a component of shareholders' equity. The following table presents information regarding securities available for sale:

                                                          Gross             Gross             Estimated
                                   Amortized            Unrealized        Unrealized            Market
      MARCH 31, 2003                 Cost                 Gains             Losses              Value
      --------------             -------------         -----------       -----------         ------------
U.S. Treasury securities         $   2,498,512         $       238       $         -         $  2,498,750
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                        72,308,055           2,693,779            34,414           74,967,420
Obligations of U.S. govern-
  ment corporations and
  agencies-collateralized
  mortgage obligations              45,730,433             315,804           111,871           45,934,366
Obligations of state and
  political institutions            32,531,376           2,417,277                 -           34,948,653
Trust preferred securities           3,222,154             303,359                 -            3,525,513
Other debt securities               20,000,000                   -                 -           20,000,000
Federal Reserve Bank and
  other equity securities           10,064,742              16,312               577           10,080,477
                                 -------------         -----------       -----------         ------------

        Total                    $ 186,355,272         $ 5,746,769       $   146,862         $191,955,179
                                 =============         ===========       ===========         ============

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

         The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The following table presents information regarding securities held to maturity:

                                                          Gross             Gross             Estimated
                                   Carrying            Unrealized         Unrealized            Market
       MARCH 31, 2003                Value                Gains             Losses              Value
       --------------            -------------         -----------       -----------         ------------
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                     $ 287,399,661         $11,153,476       $    31,234         $298,521,903
Obligations of U.S. govern-
  ment corporations and
  agencies-collateralized
  mortgage obligations             120,256,221             424,213         1,216,181          119,464,253
Debt securities issued by
  foreign governments                1,250,000                   -                 -            1,250,000
                                 -------------         -----------       -----------         ------------

        Total                    $ 408,905,882         $11,577,689       $ 1,247,415         $419,236,156
                                 =============         ===========       ===========         ============

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

         The Company's commercial and industrial loan portfolio represents approximately 57% of loans, net of unearned discounts. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and/or other assets. The Company's real estate loan portfolio, which represents approximately 23% of loans, net of unearned discounts, is secured by mortgages on real property located principally in the states of New York and Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of loans, net of unearned income. The collateral securing any loan may vary in value based on market conditions. The following table sets forth the major components of the Company's loans held for sale and loans held in portfolio:

                                                                            March 31,
                                                        --------------------------------------------------
                                                                2003                          2002
                                                        --------------------          --------------------
                                                                          ($ in thousands)
                                                                        % of                         % of
                                                        Balances       Gross          Balances       Gross
                                                        --------       -----          --------       -----
Commercial and industrial                               $481,183        57.5%         $488,850        62.7%
Equipment lease financing                                132,720        15.9            96,746        12.4
Real estate                                              193,174        23.1           151,062        19.4
Installment - individuals                                  9,567         1.1             8,269         1.1
Loans to depository institutions                          20,000         2.4            34,000         4.4
                                                         -------       -----          --------       -----

Loans, net of unearned discounts                        $836,644       100.0%         $778,927       100.0%
                                                        ========       =====          ========       =====

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

         The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2003, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.77% and the allowance was $13,819,000. At such date, the Company's non-accrual loans amounted to $2,074,000; $619,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $210,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for loan losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 2003. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1,555,000 at March 31, 2003.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, Savings, money market and time deposits (principally certificates of deposit).

        The following table provides certain information with respect to the Company's deposits:

                                                                           March 31,
                                                   ----------------------------------------------------------
                                                             2003                              2002
                                                   -----------------------           ------------------------
                                                                       ($ in thousands)
                                                                      % of                               % of
                                                    Balances         Total            Balances          Total
                                                   ----------        -----           ----------         -----
Domestic
  Demand                                           $  354,159         34.0%          $  307,617          30.8%
  NOW                                                 114,971         11.0              107,896          10.8
  Savings                                              26,959          2.6               26,902           2.7
  Money Market                                        173,851         16.7              171,443          17.1
  Time deposits                                       368,035         35.4              383,428          38.3
                                                   ----------        -----           ----------         -----

      Total domestic deposits                       1,037,975         99.7              997,286          99.7
Foreign
  Time deposits                                         3,000          0.3                3,000           0.3
                                                   ----------        -----           ----------         -----

      Total deposits                               $1,040,975        100.0%          $1,000,286         100.0%
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

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 22. In addition, the Company and the bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the provisions of FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At March 31, 2003, the Company and the bank exceeded the requirements for "well capitalized" institutions.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended March 31,
                             (dollars in thousands)

                                                        2003                                         2002
                                     ------------------------------------------   ------------------------------------------
                                        Average                      Average        Average                       Average
                                        Balance       Interest         Rate         Balance        Interest         Rate
                                     ------------   ------------   ------------   ------------   ------------   ------------
ASSETS

Interest-bearing deposits
   with other banks                  $      3,700   $          8           0.94%  $      3,500   $          9           1.01%
Investment securities:
   Available for sale                     155,407          2,155           5.55        245,262          3,799           6.20
   Held to maturity                       379,948          5,331           5.61        309,223          4,943           6.39
   Tax-exempt [2]                          32,655            606           7.52         34,605            641           7.51
Federal funds sold                          7,244             22           1.21         36,033            149           1.66
Loans, net of unearned discounts
   Domestic [3]                           802,795         14,760           7.73        708,818         14,166           8.52
                                     ------------   ------------                  ------------   ------------
TOTAL INTEREST-EARNING ASSETS           1,381,749         22,882           6.80%     1,337,441         23,707           7.32%
                                                    ------------   ============                  ------------   ============
Cash and due from banks                    53,842                                       49,515
Allowance for loan losses                 (14,244)                                      14,481
Goodwill                                   21,158                                       21,158
Other assets                               62,753                                       47,690
                                     ------------                                 ------------
      TOTAL ASSETS                   $  1,505,258                                 $  1,441,323
                                     ============                                 ============

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing deposits
   Domestic
    Savings                          $     26,211             26           0.40%  $     27,344             43           0.63%
    NOW                                   114,727            137           0.48        100,402            229           0.93
    Money market                          151,143            175           0.47        170,025            396           0.95
    Time                                  360,263          1,852           2.08        354,522          2,637           3.02
   Foreign                                      -              -              -
    Time                                    3,000             12           1.66          2,998             18           2.39
      Total interest-bearing         ------------   ------------                  ------------   ------------
         deposits                         655,344          2,202           1.36        655,291          3,323           2.06
                                     ------------   ------------                  ------------   ------------

Borrowings
   Federal funds purchased and
    securities sold under
    agreements to repurchase               97,491            310           1.29         95,287            447           1.90
   Commercial paper                        24,005             70           1.19         38,634            206           2.17
   Other short-term debt                   31,357            190           2.45         18,983            108           2.30
   Long-term debt                         115,000          1,081           3.76        111,920          1,060           3.79
                                     ------------   ------------                  ------------   ------------
      Total borrowings                    267,853          1,651           2.48        264,824          1,821           2.77
                                     ------------   ------------                  ------------   ------------
TOTAL INTEREST-BEARING LIABILITIES        923,197          3,853           1.69%       920,115          5,144           2.26%
                                                    ------------   ============                  ------------   ============
Noninterest-bearing deposits              345,519                                      304,879
Other liabilities                          81,098                                       79,035
                                     ------------                                 ------------
      Total liabilities                 1,349,814                                    1,304,029
                                     ------------                                 ------------
Corporation Obligated Mandatorily
   Redeemable Preferred Securities         25,000                                        9,167
                                     ------------                                 ------------
Shareholders' equity                      130,444                                      128,127
                                     ------------                                 ------------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY           $  1,505,258                                 $  1,441,323
                                     ============                                 ============
Net interest income/spread                                19,029           5.11%                       18,563           5.06%
                                                                   ============                                 ============
Net yield on interest-earning
   assets (margin)                                                         5.62%                                        5.69%
                                                                   ============                                 ============
Less: Tax equivalent adjustment                              249                                          264
                                                    ------------                                 ------------
Net interest income                                 $     18,780                                 $     18,299
                                                    ============                                 ============

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 2002 amounts to conform to the current presentation.

[2]  Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Includes loans held for sale and loans held in portfolio. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                       Increase/ (Decrease)
                                                        Three Months Ended
                                                 March 31, 2003 to March 31, 2002
                                                ---------------------------------
                                                 Volume        Rate      Net [2]
                                                ---------   ---------   ---------
INTEREST INCOME
Interest-bearing deposits with other banks      $       -   $      (1)  $      (1)
                                                ---------   ---------   ---------
Investment securities
  Available for sale                               (1,278)       (366)     (1,644)
  Held to maturity                                  1,029        (641)        388
  Tax-exempt                                          (36)          1         (35)
                                                ---------   ---------   ---------
      Total investment securities                    (285)     (1,006)     (1,291)
                                                ---------   ---------   ---------

Federal funds sold                                    (95)        (32)       (127)
                                                ---------   ---------   ---------

Loans, net of unearned discounts
  Domestic [3]                                      1,975      (1,381)        594
                                                ---------   ---------   ---------
      Total loans, net of unearned discount         1,975      (1,381)        594
                                                ---------   ---------   ---------

TOTAL INTEREST INCOME                           $   1,595   $  (2,420)  $    (825)
                                                =========   =========   =========

INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                     $      (2)  $     (15)  $     (17)
    NOW                                                30        (122)        (92)
    Money market                                      (40)       (181)       (221)
    Time                                               43        (828)       (785)
  Foreign
    Time                                                -          (6)         (6)
                                                ---------   ---------   ---------
      Total interest-bearing deposits                  31      (1,152)     (1,121)
                                                ---------   ---------   ---------

Borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                     10        (147)       (137)
  Commercial paper                                    (62)        (74)       (136)
  Other short-term debt                                75           7          82
  Long-term debt                                       29          (8)         21
                                                ---------   ---------   ---------
      Total borrowings                                 52        (222)       (170)
                                                ---------   ---------   ---------
TOTAL INTEREST EXPENSE                          $      83   $  (1,374)  $  (1,291)
                                                =========   =========   =========
NET INTEREST INCOME                             $   1,512   $  (1,046)  $     466
                                                =========   =========   =========

[1]  The above table is presented on a tax equivalent basis.

[2] Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3] Includes loans held for sale and loans held in portfolio. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

                                                                            For Capital          To Be Well
                                                        Actual           Adequacy Minimum        Capitalized
                                                 -------------------    ------------------    ------------------
            As of March 31, 2002                   Amount      Ratio      Amount     Ratio      Amount     Ratio
-------------------------------------------      ----------    -----    ---------    -----    ---------    -----
Total Capital (to Risk Weighted Assets):
     The Company                                 $  147,431    15.65%   $  75,344     8.00%   $  94,180    10.00%
     The bank                                       111,063    12.39       71,724     8.00       89,656    10.00

Tier 1 Capital (to Risk Weighted Assets):
     The Company                                    135,633    14.40       37,672     4.00       56,508     6.00
     The bank                                        99,840    11.14       35,862     4.00       53,793     6.00

Tier 1 Leverage Capital (to Average Assets):
     The Company                                    135,633     9.14       59,364     4.00       74,205     5.00
     The bank                                        99,840     6.93       57,608     4.00       72,010     5.00

As of December 31, 2002

Total Capital (to Risk Weighted Assets):
     The Company                                 $  144,054    15.34%   $  75,134     8.00%   $  93,917    10.00%
     The bank                                       105,265    11.76       71,632     8.00       89,540    10.00

Tier 1 Capital (to Risk Weighted Assets):
     The Company                                    132,292    14.09       37,567     4.00       56,350     6.00
     The bank                                        94,059    10.50       35,816     4.00       53,724     6.00

Tier 1 Leverage Capital (to Average Assets):
     The Company                                    132,292     8.95       59,153     4.00       73,942     5.00
     The bank                                        94,059     6.55       57,437     4.00       71,796     5.00

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

         The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at March 31, 2003, is presented on page 26. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

         At March 31, 2003, the Company's financial instruments consisted of two interest rate floor contracts each having a notional amount of $25 million and a final maturity of August 14, 2003. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At March 31, 2003, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

         The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $110,000 which are amortized monthly against interest income from the designated assets. At March 31, 2003, the unamortized premiums on these contracts totaled $20,000 and are included in other assets. At March 31, 2003, there was $127,000 receivable under these contracts.

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

         The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates which would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management can project the impact of changes in interest rates on net interest margin. The estimated effects of the Company's interest rate floors are included in the results of the sensitivity analysis. The Company has established certain limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2003, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 4.51% ($3,188,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 4.98% ($3,516,000) decline from an unchanged rate environment.

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

         The bank's ability to supply funds to the parent company and its nonbank subsidiaries is subject to various legal restrictions. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.

         At March 31, 2003, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $18,855,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $38,424,000 and back-up credit lines with banks of $24,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

         While past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

                       STERLING BANCORP AND SUBSIDIARIES
                           Interest Rate Sensitivity

To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are classified based on the earliest repricing period. Amounts are presented in thousands.

                                                                        Repricing Date
                                    -----------------------------------------------------------------------------------------
                                                  More than      More than
                                     3 Months      3 Months      1 Year to          Over           Nonrate
                                     or Less      to 1 Year       5 Years         5 Years         Sensitive          Total
                                    ----------    ----------     ----------     ------------    ------------     ------------
ASSETS
  Interest-bearing deposits
    with other banks                $    2,137    $        -     $        -     $          -    $          -     $      2,137
  Investment securities                 22,850           997         47,495          519,439          10,080          600,861
  Loans, net of unearned
    discounts
      Commercial and industrial        469,817         4,755          7,256               27            (672)         481,183
      Loans to depository
       institutions                     20,000             -              -                -               -           20,000
      Lease financing                      759         7,642        138,376            3,739         (17,796)         132,720
      Real estate                      110,052         9,474         43,297           30,361             (10)         193,174
      Installment                        7,981           102          1,191              309             (16)           9,567
  Noninterest-earning
    assets and allowance
    for loan losses                          -             -              -                -         122,586          122,586
                                    ----------    ----------     ----------     ------------    ------------     ------------

      Total Assets                     633,596        22,970        237,615          553,875         114,172        1,562,228
                                    ----------    ----------     ----------     ------------    ------------     ------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings [1]                              -             -         26,959                -               -           26,959
    NOW [1]                                  -             -        114,971                -               -          114,971
    Money market [1]                   140,725                       33,126                -               -          173,851
    Time - domestic                    214,901        94,722         58,222              190               -          368,035
         - foreign                       1,180         1,820              -                -               -            3,000
  Federal funds purchased &
    securities sold u/a/r              118,443         1,080              -                -               -          119,523
  Commercial paper                      18,593             -              -                -               -           18,593
  Other short-term borrowings           10,018        20,000              -                -               -           30,018
  Long-term borrowings - FHLB                -             -         15,000          100,000               -          115,000
  Noninterest-bearing liabilities
   and shareholders' equity                  -             -              -                -         592,278          592,278
                                    ----------    ----------     ----------     ------------    ------------     ------------
      Total Liabilities and
        Shareholders' Equity           503,860       117,622        248,278          100,190         592,278        1,562,228
                                    ----------    ----------     ----------     ------------    ------------     ------------
  Net Interest Rate
   Sensitivity Gap                  $  129,736    $  (94,652)    $  (10,663)    $    453,685    $   (478,106)    $          -
                                    ==========    ==========     ==========     ============    ============     ============
  Cumulative Gap
   March 31, 2003                   $  129,736    $   35,084     $   24,421     $    478,106    $          -     $          -
                                    ==========    ==========     ==========     ============    ============     ============
  Cumulative Gap
   March 31, 2002                   $  110,941    $   39,798     $  (71,514)    $    453,158    $          -     $          -
                                    ==========    ==========     ==========     ============    ============     ============
  Cumulative Gap
   December 31, 2002                $  260,814    $  167,170     $   98,271     $    522,344    $          -     $          -
                                    ==========    ==========     ==========     ============    ============     ============

(1) Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and run-off experience.

                        STERLING BANCORP AND SUBSIDIARIES

Item 4.  Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 6.  Exhibits and Reports on Form 8-K

 (a) The following exhibits are filed as part of this report:

     11. Statement Re: Computation of Per Share Earnings

 (b) Reports on Form 8-K:

     In a report on Form 8-K dated January 21, 2003 and filed on January 23, 2003, the Company reported, under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing results for the quarter and twelve months ended December 31, 2002.

     In a report on Form 8-K dated February 20, 2003 and filed on February 28, 2003, the Company reported, under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing the declaration of its 229th consecutive quarterly cash dividend of $0.19 payable March 31, 2003 to shareholders of record on March 15, 2003.

     In a report on Form 8-K dated March 31, 2003 and filed on March 31, 2003, the Company reported, under Item 9. "Regulation FD Disclosure", the filing by the Company's Chief Executive Officer and Chief Financial Officer of Certifications required to accompany the Company's Annual Report on Form 10-K for the year ended December 31, 2002 required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STERLING BANCORP

                                  (Registrant)

Date 05/14/03                           /s/  Louis J. Cappelli
                                        -----------------------------------
                                             Louis J. Cappelli
                                             Chairman and
                                             Chief Executive Officer

Date 05/14/03                          /s/  John W. Tietjen
                                        ----------------------------------
                                             John W. Tietjen
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

                                 CERTIFICATIONS

I, Louis J. Cappelli, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sterling Bancorp (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

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

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Date: 5/14/03

                                     /s/ Louis J. Cappelli
                                     -----------------------
                                     Name:  Louis J. Cappelli
                                     Title: Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, John W. Tietjen, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sterling Bancorp (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

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

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Date: 5/14/03

                                     /s/ John W. Tietjen
                                     --------------------
                                     Name:  John W. Tietjen
                                     Title: Executive Vice President, Treasurer
                                            and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                                             Sequential
Exhibit                                                       Filed             Page
 Number                    Description                       Herewith            No.
-------                    -----------                       --------            ---

  11.             Computation of Per Share Earnings             X