Form 10-Q
period 2003-06-30
STERLING BANCORP
filed 2003-08-14
CIK 93451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO _______________________

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

      AS OF JULY 31, 2003 THERE WERE 11,908,916 SHARES OF COMMON STOCK,
                          $1.00 PAR VALUE, OUTSTANDING.

                                STERLING BANCORP

                                                                                                       Page
                                                                                                       ----
PART I FINANCIAL INFORMATION

        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                                                    3
                    Notes to Consolidated Financial Statements                                           8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                                            14
                    Results for Three Months                                                            15
                    Results for Six Months                                                              17
                    Balance Sheet Analysis                                                              19
                    Capital                                                                             23
                    Average Balance Sheets                                                              24
                    Rate/Volume Analysis                                                                26
                    Regulatory Capital and Ratios                                                       28

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                                          29
                    Interest Rate Sensitivity                                                           32

        Item 4.     Controls and Procedures                                                             33

PART II OTHER INFORMATION

        Item 4.     Submission of Matters to a Vote of Security Holders                                 34

        Item 6.     Exhibits and Reports on Form 8-K                                                    34

SIGNATURES                                                                                              35

EXHIBIT INDEX                                                                                           36

        Exhibit 11    Statement re: Computation of Per Share Earnings                                   37

        Exhibit 31    Certifications of the CEO and CFO pursuant to                                     38
                          Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

        Exhibit 32    Certifications of the CEO and CFO required by                                     40
                          Rule 13a-14(b) or Rule 15d-14(b) and Section
                          1350 of chapter 63 of title 18 of the U.S. Code

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            June 30,             December 31,
                                                              2003                  2002
                                                        ----------------      ----------------
ASSETS
Cash and due from banks                                 $     58,168,239      $     58,173,569
Interest-bearing deposits with other banks                     2,287,689             2,872,710
Federal funds sold                                                     -             5,000,000

Securities available for sale                                114,645,826           128,465,512
Securities available for sale - pledged                       79,830,422            90,969,577
Securities held to maturity                                  152,621,335           147,109,430
Securities held to maturity - pledged                        236,503,154           222,229,901
                                                        ----------------      ----------------
        Total investment securities                          583,600,737           588,774,420
                                                        ----------------      ----------------

Loans held for sale                                           69,811,132            54,684,987
                                                        ----------------      ----------------
Loans held in portfolio, net of unearned discounts           800,978,701           791,315,047
Less allowance for loan losses                                14,183,944            13,549,297
                                                        ----------------      ----------------
        Loans, net                                           786,794,757           777,765,750
                                                        ----------------      ----------------
Customers' liability under acceptances                         2,360,178             1,545,335
Excess cost over equity in net assets of the
  banking subsidiary                                          21,158,440            21,158,440
Premises and equipment, net                                    9,312,011             9,263,172
Other real estate                                                964,632               822,820
Accrued interest receivable                                    4,988,636             4,881,937
Bank owned life insurance                                     21,368,669            20,830,688
Other assets                                                  19,075,094            15,347,734
                                                        ----------------      ----------------
                                                        $  1,579,890,214      $  1,561,121,562
                                                        ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                          $    385,094,677      $    401,553,363
  Interest-bearing deposits                                  679,900,588           645,539,745
                                                        ----------------      ----------------
        Total deposits                                     1,064,995,265         1,047,093,108
Federal funds purchased and securities
  sold under agreements to repurchase                        118,722,437           100,925,635
Commercial paper                                              17,348,400            29,318,920
Other short-term borrowings                                   31,609,519            37,030,404
Acceptances outstanding                                        2,360,178             1,545,335
Accrued expenses and other liabilities                        67,954,340            75,427,836
Long-term debt - FHLB                                        115,000,000           115,000,000
                                                        ----------------      ----------------
        Total liabilities                                  1,417,990,139         1,406,341,238
                                                        ----------------      ----------------

Corporation Obligated Mandatorily Redeamable
  Capital Securities of Subsidiary Trust                      25,000,000            25,000,000
                                                        ----------------      ----------------

Shareholders' equity
Preferred stock, $5 par value. Authorized
  644,389 shares; Series D issued 228,389
  and 232,206 shares, respectively                             2,283,690             2,322,060
Common stock, $1 par value. Authorized
  20,000,000 shares; issued 13,203,432 and 13,124,002
  shares, respectively                                        13,203,432            13,124,002
Capital surplus                                              144,627,728           143,495,362
Retained earnings                                             10,952,765             3,783,539
Accumulated other comprehensive income, net of tax               812,784             1,330,239
                                                        ----------------      ----------------
                                                             171,880,399           164,055,202

Less
  Common shares in treasury at cost, 1,303,422
   and 1,261,061 shares, respectively                         33,477,738            32,400,952
  Unearned compensation                                        1,502,586             1,873,926
                                                        ----------------      ----------------
        Total shareholders' equity                           136,900,075           129,780,324
                                                        ----------------      ----------------
                                                        $  1,579,890,214      $  1,561,121,562
                                                        ================      ================

See Notes to Consolidated Financial Statements.

                          STERLING BANCORP SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
INTEREST INCOME
  Loans                                             $ 15,380,839    $ 14,245,642    $ 30,140,752    $ 28,412,016
  Investment securities
    Available for sale                                 2,394,809       4,413,069       4,906,586       8,589,319
    Held to maturity                                   5,297,940       4,857,289      10,628,939       9,799,807
  Federal funds sold                                      17,926          31,806          39,902         180,989
  Deposits with other banks                                3,941          10,925          12,494          19,606
                                                    ------------    ------------    ------------    ------------
       Total interest income                          23,095,455      23,558,731      45,728,673      47,001,737
                                                    ------------    ------------    ------------    ------------
INTEREST EXPENSE
  Deposits                                             2,309,285       3,309,349       4,510,920       6,632,553
  Federal funds purchased and
    securities sold under agreements
    to repurchase                                        408,199         356,939         718,616         803,589
  Commercial paper                                        55,418         152,455         126,069         359,056
  Other short-term borrowings                            140,841         130,059         330,609         237,748
  Long-term debt                                       1,081,377       1,125,607       2,162,257       2,185,582
                                                    ------------    ------------    ------------    ------------
       Total interest expense                          3,995,120       5,074,409       7,848,471      10,218,528
                                                    ------------    ------------    ------------    ------------
Net interest income                                   19,100,335      18,484,322      37,880,202      36,783,209
Provision for loan losses                              2,172,500       4,600,000       3,963,800       6,279,300
                                                    ------------    ------------    ------------    ------------
Net interest income after provision
  for loan losses                                     16,927,835      13,884,322      33,916,402      30,503,909
                                                    ------------    ------------    ------------    ------------
NONINTEREST INCOME
  Factoring income                                     1,410,679       1,552,012       2,763,181       2,928,903
  Mortgage banking income                              3,690,889       2,682,715       6,933,537       5,213,054
  Service charges on deposit accounts                  1,269,782       1,239,696       2,501,780       2,387,931
  Trade finance income                                   588,631         626,671       1,161,644       1,077,928
  Trust fees                                             165,051         174,542         330,448         351,660
  Other service charges and fees                         531,504         611,895         966,714       1,042,937
  Bank owned life insurance income                       277,150         293,825         537,980         516,181
  Securities gains                                       100,366         844,343         196,358         844,343
  Other income                                            81,248         215,398         177,955         284,301
                                                    ------------    ------------    ------------    ------------
       Total noninterest income                        8,115,300       8,241,097      15,569,597      14,647,238
                                                    ------------    ------------    ------------    ------------
NONINTEREST EXPENSES
  Salaries and employee benefits                       8,562,583       8,036,410      17,046,238      16,080,835
  Occupancy expenses, net                              1,234,531       1,322,235       2,530,252       2,498,584
  Equipment expenses                                     719,575         793,707       1,366,089       1,361,696
  Advertising and marketing                              859,565         935,566       1,650,383       1,626,496
  Professional fees                                      899,357         688,861       1,625,989       1,488,803
  Data processing fees                                   260,022         370,731         525,054         727,915
  Stationery and printing                                236,797         329,143         445,115         542,313
  Communications                                         405,989         387,949         848,679         792,676
  Capital securities costs                               536,449         512,447       1,071,566         733,665
  Other expenses                                       1,829,280       1,858,641       3,350,439       3,615,144
                                                    ------------    ------------    ------------    ------------
       Total noninterest expenses                     15,544,148      15,235,690      30,459,804      29,468,127
                                                    ------------    ------------    ------------    ------------
Income before income taxes                             9,498,987       6,889,729      19,026,195      15,683,020
Provision for income taxes                             3,638,985       1,659,120       7,319,770       5,186,110
                                                    ------------    ------------    ------------    ------------
Net income                                          $  5,860,002    $  5,230,609    $ 11,706,425    $ 10,496,910
                                                    ============    ============    ============    ============
Average number of common
 shares outstanding
  Basic                                               11,867,207      12,012,021      11,863,240      12,044,270
  Diluted                                             12,579,840      12,813,243      12,564,370      12,826,687
Earnings per average common share
  Basic                                             $       0.49    $       0.44    $       0.98    $       0.87
  Diluted                                                   0.47            0.40            0.93            0.81
Dividends per common share                                  0.19            0.18            0.38            0.36

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                         June 30
                                                 2003            2002            2003            2002
                                             ------------    ------------    ------------    ------------
Net Income                                   $  5,860,002    $  5,230,609    $ 11,706,425    $ 10,496,910

Other comprehensive income,
  net of tax:
         Unrealized holding gains (losses)
         arising during the period                108,583       2,596,974        (411,225)      1,670,919

         Reclassification adjustment for
         gains included in net income             (54,298)       (456,790)       (106,230)       (456,790)
                                             ------------    ------------    ------------    ------------

Comprehensive income                         $  5,914,287    $  7,370,793    $ 11,188,970    $ 11,711,039
                                             ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                               2003             2002
                                                          -------------    -------------
Preferred Stock
   Balance at January 1                                   $   2,322,060    $   2,346,060
   Conversions of Series D shares                               (38,370)         (16,160)
                                                          -------------    -------------
   Balance at June 30                                     $   2,283,690    $   2,329,900
                                                          =============    =============
Common Stock
   Balance at January 1                                   $  13,124,002    $  10,834,853
   Conversions of preferred shares into common shares             5,851            2,048
   Option exercised                                              73,579          288,018
                                                          -------------    -------------
   Balance at June 30                                     $  13,203,432    $  11,124,919
                                                          =============    =============
Capital Surplus
   Balance at January 1                                   $ 143,495,362    $  98,487,765
   Conversions of preferred shares into common shares            32,519           14,112
   Issuance of shares under incentive compensation plan               -          386,400
   Options exercised                                          1,099,847        3,504,240
                                                          -------------    -------------
   Balance at June 30                                     $ 144,627,728    $ 102,392,517
                                                          =============    =============
Retained Earnings
   Balance at January 1                                   $   3,783,539    $  32,419,767
   Net Income                                                11,706,425       10,496,910
   Cash dividends paid - common shares                       (4,474,055)      (3,582,048)
                       - preferred shares                       (63,144)         (56,554)
                                                          -------------    -------------
   Balance at January 30                                  $  10,952,765    $  39,278,075
                                                          =============    =============
Accumulated Other Comprehensive Income
   Balance at January 1                                   $   1,330,239    $   1,119,223
                                                          -------------    -------------
   Unrealized holding (losses) gains
      arising during the period:
        Before tax                                             (760,122)       3,088,573
        Tax effect                                              348,897       (1,417,654)
                                                          -------------    -------------
          Net of tax                                           (411,225)       1,670,919
                                                          -------------    -------------
Reclassification adjustment for gains
      included in net income:
        Before tax                                             (196,358)        (844,343)
        Tax effect                                               90,128          387,553
                                                          -------------    -------------
          Net of tax                                           (106,230)        (456,790)
                                                          -------------    -------------
   Balance at June 30                                     $     812,784    $   2,333,352
                                                          =============    =============
Treasury Stock
   Balance at January 1                                   $ (32,400,952)   $ (15,542,454)
   Issuance of shares under incentive compensation plan               -        1,267,200
   Surrender of shares issued under incentive
      compensation plan                                        (820,779)      (3,034,547)
   Purchase of common shares                                   (256,007)     (11,955,295)
                                                          -------------    -------------
   Balance at June 30                                     $ (33,477,738)   $ (29,265,096)
                                                          =============    =============
Unearned Compensation
   Balance at January 1                                   $  (1,873,926)   $  (1,187,798)
   Issuance of shares under incentive compensation plan               -       (1,653,600)
   Amortization of unearned compensation                        371,340          342,692
                                                          -------------    -------------
   Balance at June 30                                     $  (1,502,586)   $  (2,498,706)
                                                          =============    =============
Total Shareholders' Equity
   Balance at January 1                                   $ 129,780,324    $ 128,477,416
   Net changes during the period                              7,119,751       (2,782,455)
                                                          -------------    -------------
   Balance at June 30                                     $ 136,900,075    $ 125,694,961
                                                          =============    =============

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                          2003                  2002
                                                                      -------------         -------------
Operating Activities                                                  $  11,706,425         $  10,496,910
  Net Income
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Provision for loan losses                                          3,963,800             6,279,300
       Depreciation and amortization of premises and equipment              834,745               795,195
       Securities gains                                                    (196,358)             (844,343)
       Income from bank owned life insurance                               (537,980)             (516,181)
       Deferred income tax (benefit) provision                             (188,357)              592,505
       Net change in loans held for sale                                (15,126,145)           21,266,385
       Amortization of unearned compensation                                371,340               342,692
       Amortization of premiums on securities                             1,075,929               703,567
       Accretion of discounts on securities                                (715,271)             (430,278)
       (Increase) Decrease in accrued interest receivable                  (106,699)               52,619
       Decrease in accrued expenses and
         other liabilities                                               (7,473,496)           (5,589,998)
       Increase in other assets                                          (3,122,002)          (21,050,245)
       Issuance cost for preferred securities,
          net of amortization                                                     -              (924,479)
       Other, net                                                          (798,756)           (1,705,713)
                                                                      -------------         -------------
          Net cash (used in) provided by operating activities           (10,312,825)            9,467,936
                                                                      -------------         -------------
Investing Activities
  Purchase of premises and equipment                                       (883,584)           (1,542,578)
  Decrease (Increase) in interest-bearing deposits
     with other banks                                                       585,021              (384,021)
  Decrease in Federal funds sold                                          5,000,000            10,000,000
  Increase in other real estate                                            (141,812)             (357,890)
  Net Increase in loans held in portfolio                               (12,992,807)          (17,540,020)
  Proceeds from prepayments, redemptions or maturities
     of securities -  held to maturity                                  114,664,371           45,445, 487
  Purchases of Securities - held to maturity                           (134,863,881)          (58,930,888)
  Purchases of Securities - available for sale                         (209,722,161)         (153,152,564)
  Proceeds from sales of securities - available for sale                  5,846,762            39,568,514
  Proceeds from prepayments, redemptions or maturities
     of securities - available for sale                                 228,127,812            95,103,154
                                                                      -------------         -------------
          Net cash used in investing activities                          (4,380,279)          (41,790,806)
                                                                      -------------         -------------
Financing Activities
       Decrease in noninterest-bearing deposits                         (16,458,686)          (22,431,332)
       Increase in interest-bearing deposits                             34,360,843            32,613,052
       Net proceeds from issuance of Corporation Obligated
         Mandatorily Redeemable Preferred Securities of
         Subsidiary Trust                                                         -            24,062,500
       Increase (Decrease) in Federal funds purchased
         and securities sold under agreements to repurchase              17,796,802           (35,634,754)
       (Decrease) Increase in commercial paper and
         other short-term borrowings                                    (17,391,405)            4,010,404
       Purchase of treasury stock                                          (256,007)          (11,955,295)
       Increase in other long-term debt                                           -            29,650,000
       Proceeds from exercise of stock options                            1,173,426             3,792,258
       Cash dividends paid on common and preferred stock                 (4,537,199)           (3,638,602)
                                                                      -------------         -------------
          Net cash provided by financing activities                      14,687,774            20,468,231
                                                                      -------------         -------------
Net decrease in cash and due from banks                                      (5,330)          (11,854,639)
Cash and due from banks - beginning of period                            58,173,569            50,362,016
                                                                      -------------         -------------
Cash and due from banks - end of period                               $  58,168,239         $  38,507,377
                                                                      =============         =============
Supplemental disclosures:
   Interest paid                                                      $   7,769,165         $  10,330,893
   Income taxes paid                                                      7,405,194             8,655,303

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 2003 and 2002 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company paid stock dividends as follows: a 20% stock dividend on December 9, 2002; a 10% stock dividend on December 10, 2001; a 10% stock dividend on December 11, 2000; and a 5% stock dividend on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of the stock dividends.

2. At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 15 of the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to the stock-based employee compensation plans.

      Three Months Ended June 30,                  2003             2002
      ---------------------------              ------------     -------------
Net income available for
  common shareholders                          $  5,828,651     $   5,202,431
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                       (297,668)         (218,172)
                                               ------------     -------------

Pro forma, net income                          $  5,530,983     $   4,984,259
                                               ============     =============

Earnings per share:
  Basic- as reported                           $       0.49     $        0.44
  Basic- pro forma                                     0.47              0.42
  Diluted- as reported                                 0.47              0.40
  Diluted- pro forma                                   0.44              0.39

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

        Six Months Ended June 30,                  2003              2002
        -------------------------              ------------     -------------
Net income available for
  common shareholders                          $ 11,643,281     $  10,440,356
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                       (586,655)         (418,690)
                                               ------------     -------------

Pro forma, net income                          $ 11,056,626     $  10,021,666
                                               ============     =============

Earnings per share:
  Basic- as reported                           $       0.98     $        0.87
  Basic- pro forma                                     0.93              0.83
  Diluted- as reported                                 0.93              0.81
  Diluted- pro forma                                   0.88              0.78

3. The major components of domestic loans held for sale and loans held in portfolio are as follows:

                                                  June 30,
                                       -------------------------------
                                            2003              2002
                                       -------------     -------------
Loans held for sale
  Real estate-mortgage                 $  69,811,132     $  27,336,456
                                       =============     =============
Loans held in portfolio
  Commercial and industrial            $ 490,035,642     $ 492,937,978
  Lease financing                        154,600,599       122,884,211
  Real estate-mortgage                   141,411,118       127,320,083
  Real estate-construction                 2,392,639                 -
  Installment                             11,767,941         8,216,292
  Loans to depository institutions        20,000,000        32,000,000
                                        ------------     -------------

  Loans, gross                           820,207,939       783,358,564
  Less unearned discounts                 19,229,238        13,821,581
                                       -------------     -------------

  Loans, net of unearned discounts     $ 800,978,701     $ 769,536,983
                                       =============     =============

4. The Company's outstanding Preferred Shares comprise 228,369 Series D shares (of 300,000 Series D shares authorized). Each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into 1.5267 Common Shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. The Financial Accounting Standards Board SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, "established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements issued to stockholders. The Company provides a wide range of financial products and services, including commercial loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2003 year-to-date average interest-earning assets were 58.1% loans (corporate lending was 72.1% and real estate lending was 25.2% of total loans, respectively) and 41.9% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 72% of loans are to borrowers located in the metropolitan New York area. In order to comply with the Provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

                  The following tables provide certain information regarding the Company's operating segments for the three and six month periods ended June 30, 2003 and 2002:

                                       Corporate         Real Estate        Company-wide
                                        Lending            Lending            Treasury            Totals
                                     --------------     --------------     --------------     --------------
Three Months Ended June 30, 2003
--------------------------------
Net interest income                  $    8,441,397     $    4,175,562     $    6,073,723     $   18,690,682
Noninterest income                        3,023,464          3,762,007            402,537          7,188,008
Depreciation and amortization                38,472             78,136                 --            116,608
Segment profit                            4,911,158          3,995,067          6,413,440         15,319,665
Segment assets                          641,338,480        217,811,425        692,351,954      1,551,501,859

Three Months Ended June 30, 2002
--------------------------------
Net interest income                  $    7,242,502     $    3,253,824     $    7,607,181     $   18,103,507
Noninterest income                        3,172,763          2,656,382          1,159,659          6,988,804
Depreciation and amortization                48,147             47,103                 --             95,250
Segment profit                            4,162,782          2,894,177          8,802,766         15,859,725
Segment assets                          611,701,737        161,086,704        710,405,554      1,483,193,995

Six Months Ended June 30, 2003
------------------------------
Net interest income                  $   16,764,934     $    7,927,652     $   12,367,554     $   37,060,140
Noninterest income                        6,028,036          7,067,164            779,670         13,874,870
Depreciation and amortization                88,637            154,392                 --            243,029
Segment profit                            8,646,012          7,316,417         12,949,568         28,911,997
Segment assets                          641,338,480        217,811,425        692,351,954      1,551,501,859

Six Months Ended June 30, 2002
------------------------------
Net interest income                  $   14,274,480     $    6,632,193     $   15,106,381     $   36,013,054
Noninterest income                        6,009,261          5,174,390          1,400,211         12,583,862
Depreciation and amortization                93,499             94,143                 --            187,642
Segment profit                            7,813,669          5,771,340         16,744,877         30,329,886
Segment assets                          611,701,737        161,086,704        710,405,554      1,483,193,995

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                  Three Months Ended June 30,                  Six Months Ended June 30,
                                               ------------------------------------      ------------------------------------
                                                     2003                2002                 2003                  2002
                                               ---------------      ---------------      ---------------      ---------------
Net interest income:
   Total for reportable operating segments     $    18,690,682      $    18,103,507      $    37,060,140      $    36,013,054
   Other [1]                                           409,653              380,815              820,062              770,155
                                               ---------------      ---------------      ---------------      ---------------

Consolidated net interest income               $    19,100,335      $    18,484,322      $    37,880,202      $    36,783,209
                                               ===============      ===============      ===============      ===============

Noninterest income:
   Total for reportable operating segments     $     7,188,008      $     6,988,804      $    13,874,870      $    12,583,862
   Other [1]                                           927,292            1,252,293            1,694,727            2,063,376
                                               ---------------      ---------------      ---------------      ---------------

Consolidated noninterest income                $     8,115,300      $     8,241,097      $    15,569,597      $    14,647,238
                                               ===============      ===============      ===============      ===============

Profit:
   Total for reportable operating segments     $    15,319,665      $    15,859,725      $    28,911,997      $    30,329,886
   Other [1]                                        (5,820,678)          (8,969,996)          (9,885,802)         (14,646,866)
                                               ---------------      ---------------      ---------------      ---------------

Consolidated income before income taxes        $     9,498,987      $     6,889,729      $    19,026,195      $    15,683,020
                                               ===============      ===============      ===============      ===============

Assets:
   Total for reportable operating segments     $ 1,551,501,859      $ 1,483,193,995      $ 1,551,501,859      $ 1,483,193,995
   Other [1]                                        28,388,355           26,306,282           28,388,355           26,306,282
                                               ---------------      ---------------      ---------------      ---------------

Consolidated assets                            $ 1,579,890,214      $ 1,509,500,277      $ 1,579,890,214      $ 1,509,500,277
                                               ===============      ===============      ===============      ===============

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

6 . In July 2001, the Financial Accounting Standards Board issued SFAS No. 142,"Goodwill and Other Intangible Assets." SFAS No. 142 changed the Accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination ceased upon adoption of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 had no impact on the Company's balance sheet or statement of income.


7. The following information is provided in connection with the sales of available for sale securities:

Three Months Ended June 30,           2003             2002
----------------------------      ------------     -------------
      Proceeds                    $  3,281,747     $  39,568,514

      Gross Gains                      100,366           844,343

      Gross Losses                          --                --

Six Months Ended June 30,             2003              2002
-------------------------         ------------     -------------
      Proceeds                    $  5,846,762     $  39,568,514

      Gross Gains                      196,358           844,343

      Gross Losses                          --                --


8. FASB Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities,an interpretation of ARB No. 51". FIN No.46 establishes accounting guidance for consolidation of variable interest entities ("VIE") that function to support the activities of the primary beneficiary. The primary beneficiary of the VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationships with a VIE. Prior to the implementation of FIN No.46, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN No.46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

                  The Company adopted FIN No.46 on July 1, 2003. In its current form, FIN No.46 may require the Company to deconsolidate its investment in Sterling Bancorp Trust I in future financial statements. The potential de-consolidation of subsidiary trusts, like Sterling Bancorp Trust I, which the Company formed in connection with the issuance of Trust preferred securities, appears to be an unintended consequence of FIN No. 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary.

                       STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



         The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming the Company was not allowed to include the $25 million in trust preferred securities issued by Sterling Bancorp Trust I in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes (See Regulatory Capital and Ratios on page 28). If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.375 percent, without penalty.


                  SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No.150 establishes standards for how an issuer clarifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No.150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include:(i) financial instruments that are issued in the form of shares that are mandatorily redeemable. The Company will reflect its $25,000,000 of corporation obligated manditorily redeemable capital securities in liabilities as of September 30, 2003. The interest cost associated with these securities now must be reflected in interest expense while previously this expense was included in noninterest expense. Net income will not be affected by the above changes. SFAS No.150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the SFAS No.150 on July 1, 2003 did not have a significant impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp (the "parent company"), a financial holding company pursuant to an election made under the Gramm-Leach-Bliley Act of 1999, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Financial Services Company, Inc., Sterling Bancorp Trust I, Sterling Real Estate Abstract Holding Company, Inc., and Sterling National Bank ("the bank"). The bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation, Sterling National Mortgage Company, Inc., Sterling National Servicing, Inc., Sterling Trade Services, Inc., and Sterling Holding Company of Virginia, Inc. Sterling Real Estate Abstract Holding Company, Inc. owns 51% of the outstanding common shares of SBC Abstract Company LLC. Sterling Trade Services, Inc. owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong. Sterling Holding Company of Virginia, Inc. owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc. Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data combined elsewhere in this quarterly report as well as the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Our Internet address is www.sterlingbancorp.com and the investor relations section of our web site is located at www.sterlingbancorp.com/ ir/investor.cfm. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

         There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. To a limited extent, the company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location. At June 30, 2003, the bank's year-to-date average earning assets represented approximately 97% of the Company's year-to-date average earning assets. Loans represented 57% and investment securities represented 42% of the bank's year-to-date average earning assets at June 30, 2003.

         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

            Results for the Three Months Ended June 30, 2003 and 2002
            ---------------------------------------------------------

OVERVIEW

The Company reported net income for the three months ended June 30, 2003 of $5.9 million, representing $0.47 per share, calculated on a diluted basis, compared to $5.2 million, or $0.40 per share, calculated on a diluted basis, for the like period in 2002. This increase reflects higher net interest income and a lower provision for loan losses, which more than offset lower noninterest income and increases in noninterest expenses and the provision for income taxes.

         Net interest income, on a tax equivalent basis, increased to $19.3 million for the second quarter of 2003 compared with $18.7 million for the same period in 2002, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 5.46% for the second quarter of 2003 compared to 5.64% for the like 2002 period. The net interest margin was impacted by a decrease of 60 basis points in the average yield on earning assets partially offset by a decrease of 55 basis points in the average yield on cost of funds.

         The provision for loan losses was $2.2 million for the three months ended June 30, 2003 compared with $4.6 million for the like 2002 period while the provision for income taxes increased to $3.6 million in the 2003 quarter from $1.7 million in the like 2002 period.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets and liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 26. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 24.

         Net interest income, on a tax equivalent basis, for the three months ended June 30, 2003 increased to $19,349,000 from $18,745,000 for the comparable period in 2002.

         Total interest income, on a tax equivalent basis, aggregated $23,345,000 for the second quarter of 2003 down from $23,820,000 for the same period of 2002. The tax equivalent yield on interest earning assets was 6.62% for the three months ended June 30, 2003 compared with 7.22% for the comparable period in 2002. The decrease in interest income was due to a decrease in income earned on the securities portfolio partially offset by increased income on the loan portfolio. The decrease in yield on earning assets was due to lower yields on both the loan and securities portfolios.

         Interest earned on the loan portfolio amounted to $15,381,000 which was up $1,135,000 when compared to a year ago. Average loan balances amounted to $834,160,000 which were up $103,994,000 from an average of $730,166,000 in the prior year period. The increase in the average loans, the result of the continued implementation of business plans to increase funds employed in this asset category, was primarily in the real estate and the lease finance segments of the Company's loan portfolio. The decrease in the yield on the domestic loan portfolio to 7.64% for the three months ended June 30, 2003 from 8.14% for the comparable 2002 period was primarily attributable to a lower rate environment on average in the 2003 period.

         Interest earned on the securities portfolio, on a tax equivalent basis, decreased to $7,942,000 for the three months ended June 30, 2003 from $9,531,000 in the prior year period. Average outstandings decreased to $593,682,000 from $606,178,000 in the prior year period. The yield on the securities portfolio decreased to 5.35% for the three months ended June 30, 2003 from 6.29% for the like 2002 period principally as the result of higher prepayments from mortgage-backed securities and the reinvestment of a portion of those funds into lower yielding securities at positive spreads over funding costs.

         Interest expense on deposits decreased $1,000,000 for the three months ended June 30, 2003 to $2,309,000 from $3,309,000 for the comparable 2002 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 1.37% which was 59 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2003 period.

Provision For Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below) and the growth in the loan portfolios, the provision for loan losses for the second quarter of 2003 was $2,173,000. The provision for the comparable prior year period was $4,600,000. During the prior year quarter a $5.4 million loan to a corporate borrower which had become the subject of an involuntary bankruptcy was charged-off.

Noninterest Income

Noninterest income decreased $126,000 for the second quarter of 2003 when compared with the like 2002 period primarily as a result of decreased income from factoring activities, from fees for various other services, from gains on sales of available for sale securities, and from other income services partially offset by increased income from mortgage banking activities.

Noninterest Expenses

Noninterest expenses increased $309,000 for the second quarter of 2003 when compared with the like 2002 period primarily due to increased salary expenses, pension costs and professional fees incurred to support growing levels of business activity and continued investment in the business franchise. Partially offsetting those higher costs were reductions achieved as the result of a cost control program, in occupancy, equipment, advertising/marketing, data processing and stationery and printing expenses.

Provision for Income Taxes

The provision for income taxes was $3,639,000 for the second quarter of 2003 compared with $1,659,000 for the like 2002 period reflecting the increase in pretax income in the current year quarter. A further contributing factor to the variance in the provision was that New York State completed an examination of Sterling's tax returns through 1998 and issued a no change finding during the second quarter of 2002. As a result, based on management's review of required tax reserves with outside professionals, approximately $1.0 million in excess reserves was adjusted through the provision in the 2002 quarter.

             Results for the Six Months Ended June 30, 2003 and 2002
             -------------------------------------------------------
OVERVIEW

The Company reported net income for the six months ended June 30, 2003 of $11.7 million, representing $0.93 per share, calculated on a diluted basis, compared to $10.5 million, or $0.81 per share calculated on a diluted basis, for the like period in 2002. This increase reflects continued growth in both net interest income and noninterest income, which, together with a lower provision for loan losses, more than offset increases in noninterest expenses and the provision for income taxes.

         Net interest income, on a tax equivalent basis, increased to $38.4 million for the first six months of 2003 compared with $37.3 million for the same period in 2002, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 5.59% for the first six months of 2003 compared to 5.70% for the like 2002 period. The net interest margin benefitted from a decrease of 56 basis points in the average costs of funds partially offset by a 54 basis point decrease in the average yield on earning assets.

         Noninterest income rose to $15.6 million for the six months ended June 30, 2003 compared to $14.6 million for the like 2002 period principally due to continued growth in fees from mortgage banking, deposit services and trade finance activities. Partially offsetting those increases were reductions in fees for factoring activities and for various other services and in gains on sales of available for sale securities.

         The provision for loan losses was $4.0 million for the six months ended June 30, 2003 compared with $6.3 million for the like 2002 period while the provision for income taxes increased to $7.3 million in the 2003 six month period from $5.2 Million in the like 2002 period.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets and liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 27. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 25.

         Net interest income, on a tax equivalent basis, for the six months ended June 30,2003 increased $1,070,000 to $38,378,000 from $37,308,000 for the comparable period in 2002.

         Total interest income, on a tax equivalent basis, aggregated $46,227,000 down $1,300,000 for the first half of 2003 as compared to $47,527,000 for the same period of 2002. The tax equivalent yield on interest-earning assets was 6.76% for the first six months of 2003 compared with 7.30% for the comparable period in 2002. The decrease in interest income was due to a decrease in income earned on the securities portfolio partially offset by increased income on the loan portfolio. The decrease in yield on earning assets was due to lower yields on both the loan and securities portfolios.

         Interest earned on the loan portfolio amounted to $30,141,000 which was up $1,729,000 when compared to a year ago. Average loan balances amounted to $818,564,000 which were up $99,013,000 from an average of $719,551,000 in the prior year period. The increase in the average loans, the result of the continued implementation of business plans to increase funds employed in this asset category, was primarily in the real estate and the lease finance segments of the Company's loan portfolio. The decrease in the yield on the domestic loan portfolio to 7.77% for the six months ended June 30, 2003 from 8.40% for the comparable 2002 period was primarily attributable to a lower rate environment on average in the 2002 period.

         Interest earned on the securities portfolio, on a tax equivalent basis, decreased to $16,034,000 for the six months ended June 30, 2003 from $18,914,000 in the prior year period. Average outstandings decreased to $580,916,000 from $597,681,000 in the prior year period. The yield on the securities portfolio decreased to 5.52% for the six months ended June 30, 2003 from 6.33% for the like 2002 period principally as the result of higher prepayments from mortgage-backed securities and the reinvestment of a portion of those funds into lower yielding securities at positive spreads over funding costs.

         Interest expense on deposits decreased $2,121,000 for the six months ended June 30, 2003 to $4,511,000 from $6,632,000 for the comparable 2002 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 1.37% which was 64 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2002 period.

Provision For Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below) and growth in the loan portfolios, the provision for loan losses for the first six months of 2003 was $3,964,000. The provision for the comparable prior year period was $6,279,000. During the prior year second quarter a $5.4 million loan to a corporate borrower which had become the subject of an involuntary bankruptcy was charged-off.

Noninterest Income

Noninterest income increased $922,000 for the first six months of 2003 when compared with the like 2002 period primarily as a result of increased income from mortgage banking and trade finance activities and from fees for deposit services. Partially offsetting those increases, were reductions in income from factoring activities, from fees for various other services and from gains on sales of available for sale securities.

Noninterest Expenses

Noninterest expenses increased $992,000 for the first six months of 2003 when compared with the like 2002 period primarily due to increased salary expenses, pension costs, occupancy expenses, professional fees, expenses related to the trust preferred securities placement completed in February, 2002, and communication expenses incurred to support growing levels of business activity and continued investment in the business franchise. Partially offsetting those increases, were reductions in costs for data processing, for stationery and printing and for various other operating expenses.

Provision for Income Taxes

The provision for income taxes was $7,320,000 for the first six months of 2003 compared with $5,186,000 for the like 2002 period reflecting the increase in pretax income in the current year period. A further contributing factor to the variance in the provision was that New York State completed an examination of Sterling's tax returns through 1998 and issued a no charge finding during the second quarter of 2002. As a result, based on management's review of required tax reserves with outside professionals, approximately $1.0 million in excess reserves was adjusted through the provision in the 2002 quarter.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations along with other debt and equity securities. At June 30, 2003, the Company's portfolio of securities totaled $583,601,000 of which U.S. Government corporation and agency guaranteed mortgage-backed and collateralized mortgage obligations securities having an average life of approximately 2.6 years amounted to $512,534,000.

         Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. The following table presents information regarding securities available for sale:

                                 Gross           Gross        Estimated
                               Amortized      Unrealized     Unrealized       Market
       June 30, 2003             Cost            Gains         Losses         Value
---------------------------   ------------   ------------   ------------   ------------
U.S. Treasury securities      $  2,498,962   $        291   $         35   $  2,499,218
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                    93,832,117      2,736,250          6,349     96,562,018
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations          28,123,027         46,461         71,643     28,097,845
Obligations of state and
  political institutions        32,414,835      2,487,949              _     34,902,784
Trust preferred securities       3,221,917        489,636              _      3,711,553
Other debt securities           20,000,000              _              _     20,000,000
Federal Reserve Bank and
  other equity securities        8,685,141         18,216            527      8,702,830
                              ------------   ------------   ------------   ------------

        Total                 $188,775,999   $  5,778,803   $     78,554   $194,476,248
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

        The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The following table presents information regarding securities held to maturity:

                                                  Gross           Gross        Estimated
                                  Carrying      Unrealized     Unrealized       Market
        June 30, 2003              Value          Gains          Losses          Value
-----------------------------   ------------   ------------   ------------   ------------
Obligations of U.S. govern-
  ment corporations and
  agencies -- mortgage-backed
  securities                    $272,215,129   $  9,883,037   $     24,610   $282,073,556
Obligations of U.S. govern
  ment corporations and
  agencies -- collateralized
  mortgage obligations           115,659,360        657,976         65,727    116,251,609
Debt securities issued by
  Foreign governments              1,250,000             --             --      1,250,000
                                ------------   ------------   ------------   ------------

        Total                   $389,124,489   $ 10,541,013   $     90,337   $399,575,165
                                ============   ============   ============   ============

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

        The Company's commercial and industrial loan portfolio represents approximately 56% of loans, net of unearned discounts. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and/or other assets. The Company's real estate loan portfolio, which represents approximately 25% of loans, net of unearned discounts, is secured by mortgages on real property located principally in the States of New York and Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of loans, net of unearned discounts. The collateral securing any loan may vary in value based on market conditions.

         The following table sets forth the composition of the Company's loans held for sale and loans held in portfolio:

                                                                 June 30,
                                            -----------------------------------------------------
                                                     2003                           2002
                                            ---------------------         -----------------------
                                                               ($ in thousands)
                                                            % of                            % of
                                            Balances       Gross          Balances          Gross
                                            --------       ------         --------          -----
Domestic
  Commercial and industrial                 $489,525        56.2%         $492,276           61.8%
  Equipment lease financing                  135,903        15.6           109,771           13.8
  Real estate                                213,608        24.5           154,633           19.4
  Installment - individuals                   11,754         1.4             8,193            1.0
  Loans to depository institutions            20,000         2.3            32,000            4.0

                                            --------       -----          --------          -----

  Loans, net of unearned discounts          $870,790       100.0%         $796,873          100.0%
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

         The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 2003, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.77% and the allowance was $14,184,000. At such date, the Company's non-accrual loans amounted to $2,522,000; $906,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $435,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for loan losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 2003. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1,195,000 at June 30, 2003.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

        The following table provides certain information with respect to the Company's deposits:

                                                         June 30,
                                  ----------------------------------------------------------
                                           2003                                2002
                                  -----------------------            -----------------------
                                                        ($ in thousands)
                                                     % of                               % of
                                   Balances         Total            Balances          Total
                                  ----------        -----            --------          -----
Domestic
  Demand                          $  385,095         36.2%           $333,872           33.6%
  NOW                                120,323         11.3             109,559           11.0
  Savings                             27,880          2.6              24,486            2.5
  Money market                       164,514         15.4             160,488           16.1
  Time deposits                      364,183         34.2             363,701           36.5
                                  ----------        -----            --------          -----
      Total domestic deposits      1,061,995         99.7             992,106           99.7
Foreign
  Time deposits                        3,000          0.3               3,000            0.3
                                  ----------        -----            --------          -----

      Total deposits              $1,064,995        100.0%           $995,106          100.0%
                                  ==========        =====            ========          =====

Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customers' balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 24 and 25.

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 28. In addition, the Company and the bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At June 30, 2003, the Company and the bank exceeded the requirements for "well capitalized" institutions. Under the Gramm-Leach-Bliley Act of 1999, in order for the parent company to maintain its status as a financial holding company, the bank must remain "well capitalized."

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended June 30,
                             (dollars in thousands)

                                                           2003                                        2002
                                           -------------------------------------   -------------------------------------
                                            Average                     Average      Average                    Average
                                            Balance       Interest       Rate        Balance       Interest      Rate
                                           ----------    ----------   ----------   -----------    ----------   ---------
ASSETS
Interest-bearing deposits
  with other banks                         $    3,087    $        4         0.73%  $     3,650    $       11        1.30%
Investment securities:
  Available for sale                          159,581         2,039         5.11       265,730         4,039        6.08
  Held to maturity                            401,479         5,298         5.28       306,127         4,857        6.35
  Tax-exempt [2]                               32,622           605         7.44        34,321           635        7.43
Federal funds sold                              5,879            18         1.21         7,440            32        1.69
Loans, net of unearned discounts
  Domestic [3]                                834,160        15,381         7.64       730,166        14,246        8.14
                                           ----------    ----------                -----------    ----------
TOTAL INTEREST-EARNING ASSETS               1,436,808        23,345         6.62%    1,347,434        23,820        7.22%
                                                         ----------   ==========                  ----------   =========
Cash and due from banks                        57,931                                   47,542
Allowance for loan losses                     (14,481)                                 (14,930)
Goodwill                                       21,158                                   21,158
Other assets                                   63,412                                   54,142
                                           ----------                              -----------
     TOTAL ASSETS                          $1,564,828                              $ 1,455,346
                                           ==========                              ===========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                 $   27,407            23         0.34%  $    26,525            41        0.63%
   NOW                                        116,406           160         0.55       110,551           235        0.85
   Money market                               161,943           200         0.50       160,003           395        0.99
   Time                                       367,452         1,916         2.09       378,106         2,625        2.78
  Foreign
   Time                                         3,000            10         1.29         3,000            13        1.81
                                           ----------    ----------                -----------    ----------
Total interest-bearing deposits               676,208         2,309         1.37       678,185         3,309        1.96
                                           ----------    ----------                -----------    ----------
Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                   128,009           409         1.28        71,359           357        2.01
  Commercial paper                             19,981            56         1.11        28,116           153        2.17
  Other short-term debt                        30,410           141         1.97        21,621           130        2.41
  Long-term debt                              115,000         1,081         3.76       121,593         1,126        3.70
                                           ----------    ----------                -----------    ----------
     Total borrowings                         293,400         1,687         2.31       242,689         1,766        2.91
                                           ----------    ----------                -----------    ----------
TOTAL INTEREST-BEARING LIABILITIES            969,608         3,996         1.66%      920,874         5,075        2.21%
                                                         ----------         ====                  ----------   =========
Noninterest-bearing deposits                  358,902                                  309,088
Other liabilities                              77,964                                   75,176
                                           ----------                              -----------
     Total liabilities                      1,406,474                                1,305,138
                                           ----------                              -----------
Corporation Obligated Mandatorily
  Redeemable Preferred Securities              25,000                                   25,000
                                           ----------                              -----------
Shareholders' equity                          133,354                                  125,208
                                           ----------                              -----------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $1,564,828                              $ 1,455,346
                                           ==========                              ===========
Net interest income/spread                                   19,349         4.96%                     18,745        5.01%
                                                                      ==========                               =========
Net yield on interest-earning
  assets (margin)                                                           5.46%                                   5.64%
                                                                      ==========                               =========
Less: Tax equivalent adjustment                                 249                                      261
                                                         ----------                               ----------
Net interest income                                      $   19,100                               $   18,484
                                                         ==========                               ==========

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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                            Six Months Ended June 30,
                             (dollars in thousands)

                                                           2003                                        2002
                                           -------------------------------------   -------------------------------------
                                            Average                     Average      Average                    Average
                                            Balance       Interest       Rate        Balance       Interest      Rate
                                           ----------    ----------   ----------   -----------    ----------   ---------
ASSETS
Interest-bearing deposits
  with other banks                         $    3,391    $       12         0.84%  $     3,575    $       20        1.16%
Investment securities:
  Available for sale                          157,505         4,194         5.33       255,553         7,838        6.13
  Held to maturity                            390,773        10,629         5.44       307,666         9,800        6.37
  Tax-exempt [2]                               32,638         1,211         7.48        34,462         1,276        7.47
Federal funds sold                              6,558            40         1.21        21,657           181        1.66
Loans, net of unearned discounts
  Domestic [3]                                818,564        30,141         7.77       719,551        28,412        8.40
                                           ----------    ----------                -----------    ----------
TOTAL INTEREST-EARNING ASSETS               1,409,429        46,227         6.76%    1,342,464        47,527        7.30%
                                                         ----------   ==========                  ==========   =========
Cash and due from banks                        55,899                                   48,525
Allowance for loan losses                     (14,363)                                 (14,707)
Goodwill                                       21,158                                   21,158
Other assets                                   63,075                                   50,911
                                           ----------                              -----------
     TOTAL ASSETS                          $1,535,198                              $ 1,448,351
                                           ==========                              ===========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                 $   26,812            49         0.37%  $    26,932            84        0.63%
   NOW                                        115,571           297         0.52       105,505           464        0.89
   Money market                               156,573           375         0.48       164,986           791        0.97
   Time                                       363,879         3,768         2.09       366,379         5,262        2.90
  Foreign
   Time                                         3,000            22         1.48         2,999            31        2.10
                                           ----------    ----------                -----------    ----------
     Total interest-bearing deposits          665,835         4,511         1.37       666,801         6,632        2.01
                                           ----------    ----------                -----------    ----------
Borrowings
  Federal funds purchased and
   securities sold under
   agreements to repurchase                   112,834           719         1.28        83,256           804        1.95
  Commercial paper                             21,982           126         1.16        33,346           359        2.17
  Other short-term debt                        30,881           331         2.21        20,310           238        2.36
  Long-term debt                              115,000         2,162         3.76       116,784         2,186        3.74
                                           ----------    ----------                -----------    ----------
     Total borrowings                         280,697         3,338         2.39       253,696         3,587        2.84
                                           ----------    ----------                -----------    ----------
TOTAL INTEREST-BEARING LIABILITIES            946,532         7,849         1.67%      920,497        10,219        2.23%
                                                         ----------   ==========                  ----------   =========
Noninterest-bearing deposits                  352,237                                  306,972
Other liabilities                              79,522                                   77,096
                                           ----------                              -----------
     Total liabilities                      1,378,291                                1,304,565
                                           ----------                              -----------
Corporation Obligated Mandatorily
  Redeemable Preferred Securities              25,000                                   17,127
                                           ----------                              -----------
Shareholders' equity                          131,907                                  126,659
                                           ----------                              -----------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $1,535,198                              $ 1,448,351
                                           ==========                              ===========
Net interest income/spread                                   38,378         5.09%                     37,308        5.07%
                                                                      ==========                               =========
Net yield on interest-earning
  assets (margin)                                                           5.59%                                   5.70%
                                                                      ==========                               =========
Less: Tax equivalent adjustment                                 498                                      525
                                                         ----------                               ----------
Net interest income                                      $   37,880                               $   36,783
                                                         ==========                               ==========

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

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                                       Increase/ (Decrease)
                                                                        Three Months Ended
                                                                 June 30, 2003 to June 30, 2002
                                                            ----------------------------------------
                                                              Volume          Rate          Net [2]
                                                            ----------     ----------     ----------
INTEREST INCOME
Interest-bearing deposits with other banks                  $       (2)    $       (5)    $       (7)
                                                            ----------     ----------     ----------
Investment securities
  Available for sale                                            (1,429)          (571)        (2,000)
  Held to maturity                                               1,346           (905)           441
  Tax-exempt                                                       (31)             1            (30)
                                                            ----------     ----------     ----------
       Total investment securities                                (114)        (1,475)        (1,589)
                                                            ----------     ----------     ----------

Federal funds sold                                                  (6)            (8)           (14)
                                                            ----------     ----------     ----------

Loans, net of unearned discounts
  Domestic [3]                                                   2,065           (930)         1,135
                                                            ----------     ----------     ----------
       Total loans, net of unearned discount                     2,065           (930)         1,135
                                                            ----------     ----------     ----------

TOTAL INTEREST INCOME                                       $    1,943     $   (2,418)    $     (475)
                                                            ==========     ==========     ==========
INTEREST EXPENSE
Interest-bearing deposits
  Domestic
     Savings                                                $        1     $      (19)    $      (18)
     NOW                                                            11            (86)           (75)
     Money market                                                    5           (200)          (195)
     Time                                                          (72)          (637)          (709)
  Foreign
     Time                                                            -             (3)            (3)
                                                            ----------     ----------     ----------
       Total interest-bearing deposits                             (55)          (945)        (1,000)
                                                            ----------     ----------     ----------
Borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                                 214           (162)            52
  Commercial paper                                                 (36)           (61)           (97)
  Other short-term debt                                             41            (30)            11

  Long-term debt                                                   (63)            18            (45)
                                                            ----------     ----------     ----------
       Total borrowings                                            156           (235)           (79)
                                                            ----------     ----------     ----------

TOTAL INTEREST EXPENSE                                      $      101     $   (1,180)    $   (1,079)
                                                            ==========     ==========     ==========

NET INTEREST INCOME                                         $    1,842     $   (1,238)    $      604
                                                            ==========     ==========     ==========

[1] The above table is presented on a tax equivalent basis.

[2] Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3] Included loans held for sale and loans held in portfolio. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                                       Increase/ (Decrease)
                                                                         Six Months Ended
                                                                 June 30, 2003 to June 30, 2002
                                                            ----------------------------------------
                                                              Volume          Rate          Net [2]
                                                            ----------     ----------     ----------
INTEREST INCOME
Interest-bearing deposits with other banks                  $       (1)    $       (7)    $       (8)
                                                            ----------     ----------     ----------
Investment securities
  Available for sale                                            (2,719)          (925)        (3,644)
  Held to maturity                                               2,380         (1,551)           829
  Tax-exempt                                                       (65)             -            (65)
                                                            ----------     ----------     ----------
       Total investment securities                                (404)        (2,476)        (2,880)
                                                            ----------     ----------     ----------
Federal funds sold                                                (102)           (39)          (141)
                                                            ----------     ----------     ----------
Loans, net of unearned discounts
  Domestic [3]                                                   4,029         (2,300)         1,729
                                                            ----------     ----------     ----------
       Total loans, net of unearned discount                     4,029         (2,300)         1,729
                                                            ----------     ----------     ----------
TOTAL INTEREST INCOME                                       $    3,522     $   (4,822)    $   (1,300)
                                                            ==========     ==========     ==========
INTEREST EXPENSE
Interest-bearing deposits
  Domestic
     Savings                                                $        -     $      (35)    $      (35)
     NOW                                                            41           (208)          (167)
     Money market                                                  (38)          (378)          (416)
     Time                                                          (36)        (1,458)        (1,494)
  Foreign
     Time                                                            -             (9)            (9)
                                                            ----------     ----------     ----------
       Total interest-bearing deposits                             (33)        (2,088)        (2,121)
                                                            ----------     ----------     ----------
Borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                                 238           (323)           (85)
  Commercial paper                                                 (98)          (135)          (233)
  Other short-term debt                                            110            (17)            93
  Long-term debt                                                   (35)            11            (24)
                                                            ----------     ----------     ----------
       Total borrowings                                            215           (464)          (249)
                                                            ----------     ----------     ----------
TOTAL INTEREST EXPENSE                                      $      182     $   (2,552)    $   (2,370)
                                                            ==========     ==========     ==========
NET INTEREST INCOME                                         $    3,340     $   (2,270)    $    1,070
                                                            ==========     ==========     ==========

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

                       STERLING BANCORP AND SUBSIDIARIES
                         Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

                                                                        For Capital           To Be Well
                                                       Actual         Adequacy Minimum       Capitalized
                                                -----------------     ----------------    ----------------
As of June 30, 2003                             Amount     Ratio      Amount   Ratio      Amount    Ratio
-------------------                            --------    -----     -------   -----     -------    -----
Total Capital(To Risk Weighted Assets):
    The Company                                 $152,057    15.71%    $77,455    8.00%    $96,819    10.00%
    The bank                                     118,151    12.75      74,159    8.00      92,699    10.00

Tier 1 Capital(to Risk Weighted Assets):
    The Company                                  139,929    14.45      38,728    4.00      58,091     6.00
    The bank                                     106,542    11.49      37,079    4.00      55,619     6.00

Tier 1 Leverage Capital(to Average Assets):
    The Company                                  139,929     9.06      61,747    4.00      77,184     5.00
    The bank                                     106,542     7.10      60,006    4.00      75,007     5.00

As of December 31, 2002
-----------------------
Total Capital(To Risk Weighted Assets):
    The Company                                 $144,054    15.34%    $75,134    8.00%    $93,917    10.00%
    The bank                                     105,265    11.76      71,632    8.00      89,540    10.00

Tier 1 Capital(to Risk Weighted Assets):
    The Company                                  132,292    14.09      37,567    4.00      56,350     6.00
    The bank                                      94,059    10.50      35,816    4.00      53,724     6.00

Tier 1 Leverage Capital(to Average Assets):
    The Company                                  132,292     8.95      59,153    4.00      73,942     5.00
    The bank                                      94,059     6.55      57,437    4.00      71,796     5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company's primary earnings source is net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of market risk, liquidity risk, capital and asset quality. The Company's net interest income is affected by changes in market interest rates and by the level and composition of interest income is affected by changes in market interest rates and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.

         The Company takes a coordinated approach to the management of market risk, liquidity and capital. This risk management process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee("ALCO"). ALCO, which is comprised of members of senior management and the Board, meets to review, among other things, economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and off-balance sheet financial instruments.

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

         The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at June 30, 2003, is presented on page 32. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

         As part of its interest rate risk strategy, the Company uses certain financial instruments (derivatives) to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related on-balance sheet assets being hedged. The Company has written policy guidelines, which have been approved by the Board of Directors based on recommendations of the ALCO, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis.

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

         At June 30, 2003, the Company's financial instruments consisted or two interest rate floor contracts each having a notional amount of $25 million and a final maturity of August 14, 2003. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At June 30, 2003, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for application credit exposure.

         The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $110,000 which are amortized monthly against interest income from the designated assets. At June 30, 2003, the unamortized premiums on these contracts totaled $7,000 and are included in other assets. At June 30, 2003, there was a $136,000 receivable under these contracts.

         The Company utilizes income simulation models to complement its traditional gap analysis. While the ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company's net interest income sensitivity or volatility to interest rate changes utilizing statistical techniques that allow the company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.

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

As of June 30 2003, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 4.53% ($3,193,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 6.84% ($4,824,000) decline from an unchanged rate environment.

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

         The bank can supply funds to the parent company and its nonblank subsidiaries subject to various legal restrictions. All national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.

         At June 30, 2003, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $17,523,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $34,757,000 and back-up credit lines with banks of $24,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.

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

                       STERLING BANCORP AND SUBSIDIARIES
                            Interest Rate Sensitivity

To mitigate the vulnerability of earnings to change in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gape predominantly to repricing intervals of a year or less so that adjustment can be made quickly. Assets and liabilities with predetermined repricing dates are classified based on the earliest repricing period. Amount are presented in thousands.

                                                                   Repricing Date
                                     ---------------------------------------------------------------------------
                                                   More than     More than
                                      3 Months     3 Months      1 Year to     Over       Nonrate
                                      or Less      to 1 Year      5 Years     5 Years    Sensitive       Total
                                     -----------   ----------    ---------   ---------   ---------    ----------
ASSETS
  Interest-bearing deposits
    with other banks                 $     2,288   $        -    $       -   $       -   $       -    $    2,288
  Investment securities                   22,701        1,926       46,084     504,187       8,703       583,601
  Loans, net of unearned
   discounts
     Commercial and industrial           478,477        4,696        6,835          27        (510)      489,525
     Loans to depository
       institutions                       20,000            -            -           -           -        20,000
     Lease financing                         887        8,023      139,809       5,882     (18,698)      135,903
     Real estate                         125,470       14,791       39,917      33,437          (7)      213,608
     Installment                          10,273          112        1,185         198         (14)       11,754
Noninterest-earning
  assets and allowance
  for loan losses                              -            -            -           -     123,211       123,211
                                     -----------   ----------    ---------   ---------   ---------    ----------

     Total Assets                        660,096       29,548      233,830     543,731     112,685     1,579,890
                                     -----------   ----------    ---------   ---------   ---------    ----------

LIABILITIES AND
SHARESHOLDERS' EQUITY
  Interest-bearing deposits
   Saving [1]                                  -            -       27,880           -           -        27,880
   NOW [1]                                     -            -      120,323           -           -       120,323
   Money market [1]                      133,804                    30,710           -           -       164,514
   Time - domestic                       192,590       85,611       85,866         116           -       364,183
        - foreign                          1,645        1,355            -           -           -         3,000
  Federal funds purchased &
    securities sold u/a/r                117,639        1,083            -           -           -       118,722
  Commercial paper                        17,348            -            -           -           -        17,348
  Other short-term borrowings             11,610       20,000            -           -           -        31,610
  Long-term borrowings - FHLB                  -            -       15,000     100,000           -       115,000
  Noninterest-bearing liabilities
    and shareholders' equity                   -            -            -           -     617,310       617,310
                                     -----------   ----------    ---------   ---------   ---------    ----------
     Total Liabilities and
       Shareholders' Equity              474,636      108,049      279,779     100,116     617,310     1,579,890
                                     -----------   ----------    ---------   ---------   ---------    ----------
  Net Interest Rate
     Sensitivity Gap                 $   185,460   $  (78,501)   $ (45,949)  $ 443,615   $(504,625)   $        -
                                     ===========   ==========    =========   =========   =========    ==========
  Cumulative Gap
     June 30, 2003                   $   185,460   $  106,959    $  61,010   $ 504,625   $       -    $        -
                                     ===========   ==========    =========   =========   =========    ==========
  Cumulative Gap
     June 30, 2002                   $    96,179   $   70,928    $ (40,390)  $ 463,156   $       -    $        -
                                     ===========   ==========    =========   =========   =========    ==========
  Cumulative Gap
     December 31, 2002               $   260,814   $  167,170    $  98,271   $ 522,344   $       -    $        -
                                     ===========   ==========    =========   =========   =========    ==========

[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite change in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and run-off experience.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a  Vote of Securities Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 15, 2003

         (b) The following matters were submitted to a vote of the Shareholders of the Company:

                  (1)      Election of Directors

    Nominee             Total Votes For      Total Votes Withheld
    -------             --------------       --------------------
Robert Abrams              10,929,365                 88,465
Joseph M. Adamko           10,750,535                267,295
Louis J. Cappelli          10,967,405                 50,425
Walter Feldesman            9,443,498              1,574,332
Fernando Ferrer            10,962,483                 55,347
Allan F. Hershfield        10,768,228                249,602
Henry J. Humphreys         10,464,024                553,806
John C. Millman            10,967,646                 50,184
Eugene T. Rossides         10,744,671                273,159

                  There were no abstentions or broker nonvotes.

Item 6. Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  11       Statement Re: Computation of Per Share Earnings

                  31 Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

                  32 Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 0f chapter 63 of title 18 of the U.S. Code

         (b)      Reports on Form 8-K:

                  In a report on Form 8-K dated May 2, 2003 and filed on May 5, 2003, the Company reported, under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing a presentation on May 7, 2003 by John C. Millman, President of Sterling Bancorp, and by Michael Bizenov, President of Sterling National Mortgage Company, Inc. as part of the Keefe, Bruyette & Woods, Inc. New York Bank Field Trip and Conference.

                  In a report on Form 8-K dated May 14, 2003 and filed on May 15, 2003, the company reported under Item 9. "Regulation FD Disclosure", the filing by the Company's Chief Executive Officer and Chief Financial Officer of Certifications required to accompany the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 required pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                  In a report on Form 8-K dated May 15, 2003 and filed on May 16, 2003, the company reported under Item 5. "Other Events" and under Item 7. "Financial Statements Pro Forma Financial Information and Exhibits" , the press release announcing the declaration of a quarterly cash dividend of $0.19 payable June 30, 2003 to shareholders of record on June 15, 2003.

'
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STERLING BANCORP
                          _____________________________
                                  (Registrant)

      Date  08/14/03                   /s/  Louis J. Cappelli
          -----------                       ------------------------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer

      Date  08/14/03                   /s/  John W. Tietjen
          -----------                       ------------------------------
                                            John W. Tietjen
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                          Incorporated                      Sequential
Exhibit                                                     Herein By           Filed          Page
Number      Description                                   Reference To         Herewith         No.
-------  ----------------------------------------------   ------------         --------     ----------
  11     Statement re: Computation of                                             X
         Per Share Earnings

  31     Certifications of the CEO and CFO pursuant to                            X
         Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

  32     Certifications of the CEO and CFO required by                            X
         Rule 13a-14(b) or Rule 15d-14(b) and Section
         1350 of chapter 63 of title 18 of the U.S. Code