Form 10-Q
period 2003-09-30
STERLING BANCORP
filed 2003-11-14
CIK 93451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________________

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

                                [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act,

                                [X] Yes [ ] No

      As of October 31, 2003 there were 14,934,922 shares of common stock,
                          $1.00 par value, outstanding.

                                STERLING BANCORP

                                                                                         Page
                                                                                         ----
PART I FINANCIAL INFORMATION

        Item 1.     Financial Statements (Unaudited)

                    Consolidated Financial Statements                                      3
                    Notes to Consolidated Financial Statements                             8

        Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Business                                                              15
                    Results for Three Months                                              15
                    Results for Nine Months                                               17
                    Balance Sheet Analysis                                                19
                    Capital                                                               23
                    Average Balance Sheets                                                24
                    Rate/Volume Analysis                                                  26
                    Regulatory Capital and Ratios                                         28

        Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk

                    Asset/Liability Management                                            29
                    Interest Rate Sensitivity                                             32

        Item 4.     Controls and Procedures                                               33

PART II OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K                                      34

SIGNATURES                                                                                35

EXHIBIT INDEX                                                                             36

        Exhibit 11    Statement Re: Computation of Per Share Earnings                     37

        Exhibit 31    Certifications of the CEO and CFO pursuant to
                         Exchange Act Rule 13a-14(a)                                      38

        Exhibit 32    Certifications of the CEO and CFO required by
                         Section 1350 of chapter 63 of title 18 of the
                         U.S. Code                                                        40

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                               September 30,      December 31,
                                                                   2003              2002
                                                              --------------    --------------
ASSETS
Cash and due from banks                                       $   46,207,355    $   58,173,569
Interest-bearing deposits with other banks                         2,446,910         2,872,710
Federal funds sold                                                        --         5,000,000

Securities available for sale                                    161,499,825       128,465,512
Securities available for sale - pledged                          113,101,504        90,969,577
Securities held to maturity                                      119,506,411       147,109,430
Securities held to maturity - pledged                            189,318,858       222,229,901
                                                              --------------    --------------
        Total investment securities                              583,426,598       588,774,420
                                                              --------------    --------------

Loans held for sale                                               79,347,587        54,684,987
                                                              --------------    --------------
Loans held in portfolio, net of unearned discounts               876,779,095       791,315,047
Less allowance for loan losses                                    14,436,151        13,549,297
                                                              --------------    --------------
        Loans, net                                               862,342,944       777,765,750
                                                              --------------    --------------
Customers' liability under acceptances                             2,991,766         1,545,335
Excess cost over equity in net assets of the
  banking subsidiary                                              21,158,440        21,158,440
Premises and equipment, net                                        9,110,747         9,263,172
Other real estate                                                  1,023,737           822,820
Accrued interest receivable                                        5,582,938         4,881,937
Bank owned life insurance                                         21,620,909        20,830,688
Other assets                                                      20,785,217        15,347,734
                                                              --------------    --------------
                                                              $1,656,045,148    $1,561,121,562
                                                              ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                $  399,934,027    $  401,553,363
  Interest-bearing deposits                                      695,330,792       645,539,745
                                                              --------------    --------------
        Total deposits                                         1,095,264,819     l,047,093,108
Securities sold under agreements to repurchase - customers        79,563,532        60,925,635
Securities sold under agreements to repurchase - dealers          64,063,000        40,000,000
Commercial paper                                                  22,758,875        29,318,920
Other short-term borrowings                                       33,142,159        37,030,404
Acceptances outstanding                                            2,991,766         1,545,335
Accrued expenses and other liabilities                            77,315,678        75,427,836
Long-term debt - FHLB                                            115,000,000       115,000,000
        Total liabilities                                     --------------    --------------
                                                               1,490,099,829     1,406,341,238
                                                              --------------    --------------

Corporation obligated mandatorily
  redeemable capital securities                                   25,000,000        25,000,000
                                                              --------------    --------------
Shareholders' equity
Preferred stock, $5 par value. Authorized
  644,389 shares; Series D issued 226,026
    and 232,206 shares, respectively                               2,260,260         2,322,060
Common stock, $1 par value. Authorized
  20,000,000 shares; issued 16,241,509
    and 16,107,005 shares, respectively                            16,241,509        16,107,005
Capital surplus                                                  142,381,059       140,512,359
Retained earnings                                                 14,218,650         3,783,539
Accumulated other comprehensive income, net of tax                   738,604         1,330,239
                                                              --------------    --------------
                                                                 175,840,082       164,055,202
Less
  Common shares in treasury at cost, 1,306,587
     and 1,261,061 shares, respectively                           33,577,847        32,400,952
  Unearned compensation                                            1,316,916         1,873,926
                                                              --------------    --------------
        Total shareholders' equity                               140,945,319       129,780,324
                                                              --------------    --------------
                                                              $1,656,045,148    $1,561,121,562
                                                              ==============    ==============

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                      2003              2002               2003               2002
                                                      ----              ----               ----               ----
INTEREST INCOME
  Loans                                           $  15,877,296      $ 14,547,213       $ 46,018,048      $ 42,959,229
  Investment securities
     Available for sale                               2,260,320         4,174,794          7,166,906        12,764,113
     Held to maturity                                 4,201,130         4,942,536         14,830,069        14,742,343
  Federal funds sold                                      5,282            44,352             45,184           225,341
  Deposits with other banks                               8,516             6,708             21,010            26,314
                                                  -------------      ------------       ------------      ------------
          Total interest income                      22,352,544        23,715,603         68,081,217        70,717,340
                                                  -------------      ------------       ------------      ------------

INTEREST EXPENSE
  Deposits                                            2,168,483         3,110,679          6,679,403         9,743,232
  Securities sold under agreements
     to repurchase                                      339,686           285,533          1,022,538         1,064,734
  Federal funds purchased                                20,687            10,844             56,451            35,232
  Commercial paper                                       65,653           156,643            191,722           515,699
  Other short-term borrowings                            85,754           135,132            416,363           372,880
  Long-term debt                                      1,081,871         1,148,669          3,244,128         3,334,251
                                                  -------------      ------------       ------------      ------------
          Total interest expense                      3,762,134         4,847,500         11,610,605        15,066,028
                                                  -------------      ------------       ------------      ------------
Net interest income                                  18,590,410        18,868,103         56,470,612        55,651,312
Provision for loan losses                             2,172,500         2,153,100          6,136,300         8,432,400
                                                  -------------      ------------       ------------      ------------
Net interest income after provision
  for loan losses                                    16,417,910        16,715,003         50,334,312        47,218,912
                                                  -------------      ------------       ------------      ------------

NONINTEREST INCOME
  Factoring income                                    1,630,993         1,807,632          4,394,174         4,736,535
  Mortgage banking income                             3,974,329         2,381,723         10,907,866         7,594,777
  Service charges on deposit accounts                 1,192,668         1,300,524          3,694,448         3,688,455
  Trade finance income                                  631,816           797,794          1,793,460         1,875,722
  Trust fees                                            138,891           124,334            469,339           475,994
  Other service charges and fees                        512,484           416,389          1,479,198         1,459,326
  Bank owned life insurance income                      252,241           298,185            790,221           814,366
  Securities gains                                      101,225            24,947            297,583           869,290
  Other income                                          300,626           141,854            478,581           426,155
                                                  -------------      ------------       ------------      ------------
          Total noninterest income                    8,735,273         7,293,382         24,304,870        21,940,620
                                                  -------------      ------------       ------------      ------------
NONINTEREST EXPENSES
  Salaries and employee benefits                      8,870,906         8,253,632         25,917,144        24,334,467
  Occupancy expenses, net                             1,100,625         1,294,747          3,630,877         3,793,331
  Equipment expenses                                    680,052           602,868          2,046,141         1,964,564
  Advertising and marketing                             864,385           895,641          2,514,768         2,522,137
  Professional fees                                     837,434           848,642          2,463,423         2,337,445
  Data processing fees                                  255,157           259,246            780,211           987,161
  Stationery and printing                               230,368           296,386            675,483           838,699
  Communications                                        381,503           403,992          1,230,182         1,196,668
  Mortgage tax expense                                  321,407           157,017            755,983           518,981
  Capital securities costs                              538,116           534,449          1,609,682         1,268,114
  Other expenses                                      1,263,951         1,360,460          4,179,814         4,613,640
                                                  -------------      ------------       ------------      ------------
          Total noninterest expenses                 15,343,904        14,907,080         45,803,708        44,375,207
                                                  -------------      ------------       ------------      ------------
Income before income taxes                            9,809,279         9,101,305         28,835,474        24,784,325
Provision for income taxes                            3,694,566         3,556,613         11,014,336         8,742,723
                                                  -------------      ------------       ------------      ------------
Net income                                        $   6,114,713      $  5,544,692       $ 17,821,138      $ 16,041,602
                                                  =============      ============       ============      ============
Average number of common
  shares outstanding
   Basic                                             14,908,734        14,878,820         14,867,562        14,978,045
   Diluted                                           15,786,843        15,668,297         15,731,877        15,858,293
Earnings per average common share
   Basic                                          $        0.41      $       0.38       $       1.19      $       1.07
   Diluted                                                 0.39              0.36               1.13              1.01
Dividends per common share                                 0.19              0.18               0.57              0.54

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                        2003             2002             2003             2002
                                                    ------------     ------------     ------------     ------------
Net Income                                          $  6,114,713     $  5,544,692     $ 17,821,138     $ 16,041,602

Other comprehensive income,
  net of tax:
    Unrealized holding (losses) gains
    arising during the period                            (19,418)       1,664,427         (430,643)       3,335,346

    Reclassification adjustment for
    gains included in net income                         (54,762)         (13,496)        (160,992)        (470,286)
                                                    ------------     ------------     ------------     ------------

Comprehensive income                                $  6,040,533     $  7,195,623     $ 17,229,503     $ 18,906,662
                                                    ============     ============     ============     ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                             2003            2002
                                                         ------------    ------------
Preferred Stock
  Balance at January 1                                   $  2,322,060    $  2,346,060
  Conversions of Series D shares                              (61,800)        (23,010)
                                                         ------------    ------------
  Balance at September 30                                $  2,260,260    $  2,323,050
                                                         ============    ============

Common Stock
  Balance at January 1                                   $ 16,107,005    $ 13,817,856
  Conversions of preferred shares into common shares            9,759           2,919
  Options exercised                                           124,745         310,920
                                                         ------------    ------------
  Balance at September 30                                $ 16,241,509    $ 14,131,695
                                                         ============    ============

Capital Surplus
  Balance at January 1                                   $140,512,359    $ 95,504,762
  Conversions of preferred shares into common shares           52,041          20,091
  Issuance of shares under incentive compensation plan              -         386,400
  Options exercised                                         1,849,017       3,851,051
  Stock split paid - cash in lieu                             (32,358)              -
                                                         ------------    ------------
  Balance at September 30                                $142,381,059    $ 99,762,304
                                                         ============    ============

Retained Earnings
  Balance at January 1                                   $  3,783,539    $ 32,419,767
  Net Income                                               17,821,138      16,041,602
  Cash dividends paid - common shares                      (7,291,756)     (5,342,879)
                      - preferred shares                      (94,271)        (84,627)
                                                         ------------    ------------
  Balance at September 30                                $ 14,218,650    $ 43,033,863
                                                         ============    ============

Accumulated Other Comprehensive Income
  Balance at January 1                                   $  1,330,239    $  1,119,223
                                                         ------------    ------------
  Unrealized holding (losses) gains
   arising during the period:
    Before tax                                               (796,012)      6,165,148
    Tax effect                                                365,369      (2,829,802)
                                                         ------------    ------------
      Net of tax                                             (430,643)      3,335,346
                                                         ------------    ------------
  Reclassification adjustment for gains
   included in net income:
    Before tax                                               (297,583)       (869,290)
    Tax effect                                                136,591         399,004
                                                         ------------    ------------
      Net of tax                                             (160,992)       (470,286)
                                                         ------------    ------------
  Balance at September 30                                $    738,604    $  3,984,283
                                                         ============    ============

Treasury Stock
  Balance at January 1                                   $(32,400,952)   $(15,542,454)
  Issuance of shares under incentive compensation plan              -       1,267,200
  Surrender of shares issued under incentive
    compensation plan                                        (920,888)     (3,034,547)
  Purchase of common shares                                  (256,007)    (15,125,672)
                                                         ------------    ------------
  Balance at September 30                                $(33,577,847)   $(32,435,473)
                                                         ============    ============

Unearned Compensation
  Balance at January 1                                   $ (1,873,926)   $ (1,187,798)
  Issuance of shares under incentive compensation plan              -      (1,653,600)
  Amortization of unearned compensation                       557,010         528,362
                                                         ------------    ------------
  Balance at September 30                                $ (1,316,916)   $ (2,313,036)
                                                         ============    ============

Total Shareholders' Equity
  Balance at January 1                                   $129,780,324    $128,477,416
  Net changes during the period                            11,164,995           9,270
                                                         ------------    ------------
  Balance at September 30                                $140,945,319    $128,486,686
                                                         ============    ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                   2003              2002
                                                               -------------    -------------
Operating Activities
  Net Income                                                   $  17,821,138    $  16,041,602
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Provision for loan losses                                     6,136,300        8,432,400
     Depreciation and amortization of premises and equipment       1,272,483        1,263,032
     Securities gains                                               (297,583)        (869,290)
     Income from bank owned life insurance                          (790,221)        (814,366)
     Deferred income tax (benefit) provision                        (262,891)         435,151
     Net change in loans held for sale                           (24,662,600)      15,509,693
     Amortization of unearned compensation                           557,010          528,362
     Amortization  of premiums on securities                       1,905,331        1,042,469
     Accretion of discounts on securities                           (968,109)        (666,212)
     (Increase) Decrease in accrued interest receivable             (701,001)         120,319
     Increase in accrued expenses and
      other liabilities                                            1,887,842        7,413,628
     Increase in other assets                                     (4,708,668)     (20,289,623)
     Issuance cost for preferred securities,
      net of amortization                                                  -         (916,667)
     Other, net                                                     (884,852)      (3,355,789)
                                                               -------------    -------------
      Net cash (used in) provided by operating activities         (3,695,821)      23,874,709
                                                               -------------    -------------

Investing Activities
  Purchase of premises and equipment                              (1,120,058)      (1,972,995)
  Decrease in interest-bearing deposits
   with other banks                                                  425,800          581,423
  Decrease in Federal funds sold                                   5,000,000       10,000,000
  Increase in other real estate                                     (200,917)        (189,484)
  Net increase in loans held in portfolio                        (90,713,494)     (44,761,376)
  Proceeds from prepayments, redemptions or maturities
    of securities - held to maturity                             214,664,362       69,589,504
  Purchases of securities - held to maturity                    (155,024,448)     (83,926,203)
  Purchases of securities - available for sale                  (373,835,784)    (163,152,563)
  Proceeds from sales of securities - available for sale           9,767,421       39,923,354
  Proceeds from prepayments, redemptions or maturities
    of securities - available for sale                           308,043,037      127,859,277
                                                               -------------    -------------
      Net cash used in investing activities                      (82,994,081)     (46,049,063)
                                                               -------------    -------------
Financing Activities
  Decrease in noninterest-bearing deposits                        (1,619,336)     (30,060,270)
  Increase in interest-bearing deposits                           49,791,047       79,161,126
  Net proceeds from issuance of Corporation Obligated
    Mandatorily Redeemable Preferred Securities                            -       24,062,500
  Increase (Decrease) in securities sold under agreements
    to repurchase                                                 42,700,897      (69,021,841)
  (Decrease) Increase in commercial paper and
    other short-term borrowings                                  (10,448,290)       3,839,031
  Purchase of treasury stock                                        (256,007)     (15,125,672)
  Increase in other long-term debt                                         -       29,650,000
  Proceeds from exercise of stock options                          1,973,762        4,161,971
  Cash dividends paid on common and preferred stock               (7,386,027)      (5,427,506)
  Cash paid in lieu of fractional shares in connection
     with stock, split                                               (32,358)              --
                                                               -------------    -------------
          Net cash provided by financing activities               74,723,688       21,239,339
                                                               -------------    -------------
Net decrease in cash and due from banks                          (11,966,214)        (935,015)
Cash and due from banks - beginning of period                     58,173,569       50,362,016
                                                               -------------    -------------
Cash and due from banks - end of period                        $  46,207,355    $  49,427,001
                                                               =============    =============
Supplemental disclosures :
  Interest paid                                                $  12,080,996    $  15,707,793
  Income taxes paid                                                9,886,194        9,678,303

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 2003 and 2002 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company effected a stock split and paid stock dividends as follows: a five-for-four stock split on September 10,2003; a 20% stock dividend on December 9, 2002; a 10% stock dividend on December 10, 2001; a 10% stock dividend on December 11, 2000; and a 5% stock dividend on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods have been restated to reflect the effect of the stock split and stock dividends.

2. At September 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 15 of the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to the stock-based employee compensation plans.

Three Months Ended September 30,                        2003             2002
--------------------------------                   -------------    -------------
Net income available for
    common shareholders                            $   6,083,586    $   5,516,619
Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                          (311,675)        (228,216)
                                                   -------------    -------------

Pro forma, net income                              $   5,771,911    $   5,288,403
                                                   =============    =============

Earnings per average common share:
    Basic- as reported                             $        0.41    $        0.38
    Basic- pro forma                                        0.39             0.36
    Diluted- as reported                                    0.39             0.36
    Diluted- pro forma                                      0.37             0.34

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Nine Months Ended September 30,                         2003              2002
-------------------------------                    --------------    --------------
Net income available for
    common shareholders                            $   17,726,867    $   15,956,975
Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                           (898,330)         (646,906)
                                                   --------------    --------------

Pro forma, net income                              $   16,828,537    $   15,310,069
                                                   ==============    ==============

Earnings per average common share:
    Basic- as reported                             $         1.19    $         1.07
    Basic- pro forma                                         1.13              1.02
    Diluted- as reported                                     1.13              1.01
    Diluted- pro forma                                       1.07              0.97

3. The major components of domestic loans held for sale and loans held in portfolio are as follows:

                                                   September 30,
                                           ---------------------------
                                               2003          2002
                                           ------------   ------------
Loans held for sale
  Real estate-mortgage                     $ 79,347,587   $ 33,093,148
                                           ============   ============
Loans held in portfolio
  Commercial and industrial                $545,054,019   $512,010,007
  Lease financing                           161,508,913    138,260,101
  Real estate-mortgage                      153,802,839    124,678,125
  Real estate-construction                    2,380,603              -
  Installment                                13,977,231      9,016,972
  Loans to depository institutions           20,000,000     27,000,000
                                           ------------   ------------

  Loans, gross                              896,723,605    810,965,205
  Less unearned discounts                    19,944,510     15,768,137
                                           ------------   ------------

  Loans, net of unearned discounts         $876,779,095   $795,197,068
                                           ============   ============

4. The Company's outstanding Preferred Shares comprise 226,026 Series D shares (of 300,000 Series D shares authorized). Each Series D share (all of such shares are owned by the Company's Employee Stock Ownership Trust) is entitled to dividends at the rate of $0.6125 per year, is convertible into 1.9084 Common Shares, and is entitled to a liquidation preference of $10 (together with accrued dividends). All preferred shares are entitled to one vote per share (voting with the Common Shares except as otherwise required by law).

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. The Financial Accounting Standards Board SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,"established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements issued to stockholders. The Company provides a wide range of financial products and services, including commercial loans, asset-based financing, accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2003 year-to-date average interest-earning assets were 59.2% loans (corporate lending was 71.1% and real estate lending was 26.2% of total loans, respectively) and 40.8% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 76% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.
                  The following tables provide certain information regarding the Company's operating segments for the three and nine month periods ended September 30, 2003 and 2002:

                                                   Corporate       Real Estate     Company-wide
                                                    Lending          Lending         Treasury          Totals
                                                --------------   --------------   --------------   --------------
Three Months Ended September 30, 2003
-------------------------------------
Net interest income                             $    8,678,941   $    4,574,622   $    4,905,056   $   18,158,619
Noninterest income                                   3,285,616        4,038,713          428,095        7,752,424
Depreciation and amortization                           65,875           81,167                -          147,042
Segment profit                                       4,440,415        3,446,438        5,446,923       13,333,776
Segment assets                                     703,324,770      240,461,682      680,766,352    1,624,552,804

Three Months Ended September 30, 2002
-------------------------------------
Net interest income                             $    7,530,877   $    3,436,493   $    7,487,737   $   18,455,107
Noninterest income                                   3,720,570        2,403,740          349,942        6,474,252
Depreciation and amortization                           48,060           52,189                -          100,249
Segment profit                                       4,625,923        2,571,043        7,873,208       15,070,174
Segment assets                                     642,150,423      165,103,648      696,465,329    1,503,719,400

Nine Months Ended September 30, 2003
-------------------------------------
Net interest income                             $   25,443,875   $   12,502,274   $   17,272,610   $   55,218,759
Noninterest income                                   9,313,652       11,105,877        1,207,765       21,627,294
Depreciation and amortization                          154,512          235,559                -          390,071
Segment profit                                      13,086,427       10,762,855       18,396,491       42,245,773
Segment assets                                     703,324,770      240,461,682      680,766,352    1,624,552,804

Nine Months Ended September 30, 2002
-------------------------------------
Net interest income                             $   21,805,357   $   10,068,686   $   22,594,118   $   54,468,161
Noninterest income                                   9,729,831        7,578,130        1,750,153       19,058,114
Depreciation and amortization                          141,559          146,332                -          287,891
Segment profit                                      12,439,592        8,342,383       24,618,085       45,400,060
Segment assets                                     642,150,423      165,103,648      696,465,329    1,503,719,400

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                 ----------------------------------    ----------------------------------
                                                      2003               2002                2003              2002
                                                 ---------------    ---------------    ---------------    ---------------
Net interest income:
   Total for reportable operating segments       $    18,158,619    $    18,455,107    $    55,218,759    $    54,468,161
   Other (1)                                             431,791            412,996          1,251,853          1,183,151
                                                 ---------------    ---------------    ---------------    ---------------

Consolidated net interest income                 $    18,590,410    $    18,868,103    $    56,470,612    $    55,651,312
                                                 ===============    ===============    ===============    ===============

Noninterest income:
   Total for reportable operating segments       $     7,752,424    $     6,474,252    $    21,627,294    $    19,058,114
   Other (1)                                             982,849            819,130          2,677,576          2,882,506
                                                 ---------------    ---------------    ---------------    ---------------

Consolidated noninterest income                  $     8,735,273    $     7,293,382    $    24,304,870    $    21,940,620
                                                 ===============    ===============    ===============    ===============

Profit:
   Total for reportable operating segments       $    13,333,776    $    15,070,174    $    42,245,773    $    45,400,060
   Other (1)                                          (3,524,497)        (5,968,869)       (13,410,299)       (20,615,735)
                                                 ---------------    ---------------    ---------------    ---------------

Consolidated income before income taxes          $     9,809,279    $     9,101,305    $    28,835,474    $    24,784,325
                                                 ===============    ===============    ===============    ===============

Assets:
   Total for reportable operating segments       $ 1,624,552,804    $ 1,503,719,400    $ 1,624,552,804    $ 1,503,719,400
   Other (1)                                          31,492,344         26,058,056         31,492,344         26,058,056
                                                 ---------------    ---------------    ---------------    ---------------

Consolidated assets                              $ 1,656,045,148    $ 1,529,777,456    $ 1,656,045,148    $ 1,529,777,456
                                                 ===============    ===============    ===============    ===============

(1) Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. The following information is provided in connection with the sales of available for sale securities:

Three Months Ended September 30,                      2003               2002
--------------------------------                 ---------------    ---------------
           Proceeds                              $     1,297,334    $       354,838

           Gross Gains                                   101,225             24,947

           Gross Losses                                        -                  -

Nine Months Ended September 30,                       2003                2002
-------------------------------                  ---------------    ---------------
           Proceeds                              $     9,767,421    $    39,923,354

           Gross Gains                                   297,583            869,290

           Gross Losses                                        -                  -

7. FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", establishes accounting guidance for consolidation of variable interest entities ("VIE") that function to support the activities of the primary beneficiary. The primary beneficiary of the VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationships with a VIE. Prior to the implementation of FIN No.46, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN No.46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB issued a staff position which delayed the effective date of FIN No. 46 for a public entity until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31) provided that the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with FIN No.46 other than certain disclosures required by paragraph 26 of FIN No.46.
              In its current form, FIN No.46 may require the Company to deconsolidate its investment in Sterling Bancorp Trust I in future financial statements. The potential de-consolidation of subsidiary trusts, like Sterling Bancorp Trust I, which the Company formed in connection with the issuance of corporation obligated mandatorily redeemable capital securities ("trust preferred securities") appears to be an unintended consequence of FIN No. 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not allowed to include the $25 million in trust preferred securities issued by Sterling Bancorp Trust I in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes (See Regulatory Capital and Ratios on page 28). If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.375 percent, without penalty.
         SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", establishes standards for how an issuer clarifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No.150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include shares that are mandatorily redeemable. On November 5, 2003 the implementation of SFAS No.150 with respect to the $25,000,000 of corporation obligated mandatorily redeemable capital securities was postponed by FASB for an indefinite period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the consolidated results of operations and financial condition of Sterling Bancorp ("the parent company"), a financial holding company pursuant to an election made under the Gramm-Leach-Bliley Act of 1999, and its wholly-owned subsidiaries Sterling Banking Corporation, Sterling Financial Services Company, Inc., Sterling Bancorp Trust I, Sterling Real Estate Abstract Holding Company, Inc., and Sterling National Bank ("the bank"). The bank, which is the principal subsidiary, owns all of the outstanding shares of Sterling Factors Corporation, Sterling National Mortgage Company, Inc., Sterling National Servicing, Inc., Sterling Trade Services, Inc., and Sterling Holding Company of Virginia, Inc. Sterling Real Estate Abstract Holding Company, Inc. owns 51% of the outstanding common shares of SBC Abstract Company LLC. Sterling Trade Services, Inc. owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong. Sterling Holding Company of Virginia, Inc. owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc. Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report as well as the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company effected a five - for - four stock split on September 10, 2003; all capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per share information for prior periods have been restated to reflect the effect of the stock split.
         Our Internet address is www.sterlingbancorp.com and the investor relations section of our web site is located at www.sterlingbancorp.com/ir/investor.cfm. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

BUSINESS

Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, deposit services, trust and estate administration and investment management services. The Company has operations in the metropolitan New York area, North Carolina and other mid-Atlantic states, and conducts business throughout the United States.
         There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. To a limited extent, the company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location. At September 30, 2003, the bank's year-to-date average earning assets represented approximately 97% of the Company's year-to-date average earning assets. Loans represented 58% and investment securities represented 41% of the bank's year-to-date average earning assets at September 30, 2003.
         The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

         Results for the Three Months Ended September 30, 2003 and 2002
         --------------------------------------------------------------
OVERVIEW

The Company reported net income for the three months ended September 30, 2003 of $6.1 million, representing $0.39 per share, calculated on a diluted basis, compared to $5.5 million, or $0.36 per share, calculated on a diluted basis, for the corresponding period in 2002. This increase reflects higher noninterest income and lower noninterest expenses, which more than offset lower net interest income.
         Net interest income, on a tax equivalent basis, decreased to $18.8 million for the third quarter of 2003 compared to $19.1 million for the same period in 2002, primarily due to lower average yield on earning assets partially offset by higher average earning assets outstanding. The net interest margin, on a tax equivalent basis, was 5.16% for the third quarter of 2003 compared to 5.79% for the corresponding 2002 period. The net interest margin was impacted by a decrease of 107 basis points in the average yield on earning assets partially offset by a decrease of 54 basis points in the average cost of funds.
         Noninterest income increased to $8.7 million for the three months ended September 30, 2003 compared to $7.3 million for the corresponding 2002 period principally due to higher income from mortgage banking activities partially offset by lower income generated for various other services.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets and liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 26. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 24.
         Net interest income, on a tax equivalent basis, for the three months ended September 30, 2003 decreased to $18,831,000 from $19,117,000 for the corresponding period in 2002.
         Total interest income, on a tax equivalent basis, aggregated $22,592,000 for the third quarter of 2003 down from $23,964,000 for the same period of 2002. The tax equivalent yield on interest earning assets was 6.22% for the three months ended September 30, 2003 compared to 7.29% for the corresponding period in 2002. The decrease in interest income was due to a decrease in income earned on the securities portfolio partially offset by increased income on the loan portfolio. The decrease in yield on earning assets was due to lower yields on both the loan and securities portfolios.
         Interest earned on the loan portfolio amounted to $15,877,000 which was up $1,330,000 when compared to a year ago. Average loan balances amounted to $895,036,000 which were up $149,215,000 from an average of $745,821,000 in the prior year period. The increase in the average loans, the result of the continued implementation of business plans to increase funds employed in this asset category, was primarily in the real estate and the lease finance segments of the Company's loan portfolio. The decrease in the yield on the domestic loan portfolio to 7.18% for the three months ended September 30, 2003 from 8.25% for the corresponding 2002 period was primarily attributable to a lower rate environment on average in the 2003 period and the mix of outstanding balances on average among the components of the loan portfolio.
         Interest earned on the securities portfolio, on a tax equivalent basis, decreased to $6,701,000 for the three months ended September 30, 2003 from $9,367,000 in the prior year period. Average outstandings decreased to $558,579,000 from $593,295,000 in the prior year period. The yield on the securities portfolio decreased to 4.83% for the three months ended September 30, 2003 from 6.31% for the corresponding 2002 period principally as the result of higher prepayments from mortgage-backed securities and the reinvestment of a portion of those funds into lower yielding securities at positive spreads over funding costs.

         Interest expense on deposits decreased $943,000 for the three months ended September 30, 2003 to $2,168,000 from $3,111,000 for the corresponding 2002 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 1.26% which was 53 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2003 period.

Noninterest Income

Noninterest income increased $1,442,000 for the third quarter of 2003 when compared to the corresponding 2002 period primarily as a result of increased income from mortgage banking activities partially offset by decreased income from factoring, trade finance, and deposit services.

Noninterest Expenses

Noninterest expenses increased $437,000 for the third quarter of 2003 when compared to the corresponding 2002 period due to increased salary expenses, incurred to support growing levels of business activity and continued investment in the business franchise and higher pension costs. Partially offsetting those increases were lower expenses for occupancy.

          Results for the Nine Months Ended September 30, 2003 and 2002
        -----------------------------------------------------------------

OVERVIEW

The Company reported net income for the nine months ended September 30,2003 of $17.8 million, representing $1.13 per share, calculated on a diluted basis, compared to $16.0 million, or $1.01 per share calculated on a diluted basis, for the corresponding period in 2002. This increase reflects continued growth in both net interest income and noninterest income, which, together with a lower provision for loan losses, more than offset increases in noninterest expenses and the provision for income taxes.
         Net interest income, on a tax equivalent basis, increased to $57.2 million for the first nine months of 2003 compared to $56.4 million for the corresponding period in 2002, due to higher average earning assets outstanding coupled with lower average cost of funding. The net interest margin, on a tax equivalent basis, was 5.51% for the first nine months of 2003 compared to 5.81% for the corresponding 2002 period. The net interest margin was impacted by a decrease of 74 basis points in the average yield on earning assets partially offset by a 56 basis point decrease in the average cost of funds.
         Noninterest income rose to $24.3 million for the nine months ended September 30,2003 compared to $21.9 million for the corresponding 2002 period principally due to continued growth in fees from mortgage banking activities partially offset by reductions in fees for various other services and in gains on sales of available for sale securities.
         The provision for loan losses was $6.1 million for the nine months ended September 30, 2003 compared to $8.4 million for the corresponding 2002 period while the provision for income taxes increased to $11.0 million in the 2003 nine month period from $8.7 million in the corresponding 2002 period.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets and liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate are shown on page 27. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 25.
         Net interest income, on a tax equivalent basis, for the nine months ended September 30,2003 increased $783,000 to $57,208,000 from $56,425,000 for the corresponding period in 2002.
         Total interest income, on a tax equivalent basis, aggregated $68,818,000 down $2,673,000 for the first nine months of 2003 as compared to $71,491,000 for the same period of 2002. The tax equivalent yield on interest-earning assets was 6.64% for the first nine months of 2003 compared to 7.38% for the corresponding period in 2002. The decrease in interest income was due to a decrease in income earned on the securities portfolio partially offset by increased income on the loan portfolio. The decrease in yield on earning assets was due to lower yields on both the loan and securities portfolios.
         Interest earned on the loan portfolio amounted to $46,018,000 which was up $3,059,000 compared to a year ago. Average loan balances amounted to $844,335,000 which were up $115,930,000 from an average of $728,405,000 in the prior year period. The increase in the average loans, the result of the continued implementation of business plans to increase funds employed in this asset category, was primarily in the real estate and the lease finance segments of the Company's loan portfolio. The decrease in the yield on the domestic loan portfolio to 7.68% for the nine months ended September 30, 2003 from 8.51% for the corresponding 2002 period was primarily attributable to a lower rate environment on average in the 2002 period and the mix of outstanding balance on average among the components of the loan portfolio.
         Interest earned on the securities portfolio, on a tax equivalent basis, decreased to $22,734,000 for the nine months ended September 30, 2003 from $28,281,000 in the prior year period. Average outstandings decreased to $573,390,000 from $596,204,000 in the prior year period. The yield on the securities portfolio decreased to 5.29% for the nine months ended September 30, 2003 from 6.33% for the corresponding 2002 period principally as the result of higher prepayments from mortgage-backed securities and the reinvestment of a portion of those funds into lower yielding securities at positive spreads over funding costs.
         Interest expense on deposits decreased $3,064,000 for the nine months ended September 30, 2003 to $6,679,000 from $9,743,000 for the corresponding 2002 period principally due to lower rates paid. Average rate paid on interest-bearing deposits was 1.33% which was 60 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2003 period.
         Interest expense associated with borrowed funds decreased to $4,931,000 for the first nine months of 2003 from $5,323,000 in the comparable 2002 period as the result of lower rates paid for borrowings partially offset by higher average borrowed funds. The average amounts of borrowed funds was $284,126,000 for the first nine months of 2003 compared to $249,126,000 for the same 2002 period. Average rate paid for borrowings decreased to 2.32% for the first nine months of 2003 from 2.85% for the corresponding year ago period. The decrease in average costs of borrowings reflects the lower rate environment during the 2003 period.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "BALANCE SHEET ANALYSIS - Asset Quality" below) and growth in the loan portfolios, the provision for loan losses for the first nine months of 2003 was $6,136,000. The provision for the corresponding prior year period was $8,432,000. During the prior year second quarter a $5.4 million loan to a corporate borrower which had become the subject of an involuntary bankruptcy was charged-off.

Noninterest Income

Noninterest income increased $2,364,000 for the first nine months of 2003 when compared to the corresponding 2002 period primarily as a result of increased income from mortgage banking activities. Partially offsetting those increases, were reductions in income from various other services and from gains on sales of available for sale securities.

Noninterest Expenses

Noninterest expenses increased $1,429,000 for the first nine months of 2003 when compared to the corresponding 2002 period primarily due to increased salary expenses, pension costs, and professional fees, incurred to support growing levels of business activity and continued investment in the business franchise coupled with higher capital securities costs. Partially offsetting those increases were reductions in costs for occupancy, for data processing, for stationery and printing, for capital securities and for various other operating expenses.

Provision for Income Taxes

The provision for income taxes was $11,014,000 for the first nine months of 2003 compared to $8,743,000 for the corresponding 2002 period reflecting the increase in pretax income in the current year period. A further contributing factor to the variance in the provision was that New York State completed an examination of Sterling's tax returns through 1998 and issued a no charge finding during the second quarter of 2002. As a result, based on management's review of required tax reserves with outside professionals, approximately $1.0 million in excess reserves was adjusted through the provision in the 2002 quarter.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. Government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations along with other debt and equity securities. At September 30, 2003, the Company's portfolio of securities totaled $583,427,000 of which U.S. Government corporation and agency guaranteed mortgage-backed and collateralized mortgage obligations securities having an average life of approximately 2.6 years amounted to $514,168,000.
         Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. The following table presents information regarding securities available for sale:

                                       Gross           Gross         Gross
                                     Amortized      Unrealized     Unrealized       Market
    September 30, 2003                 Cost            Gains         Losses          Value
    ------------------              ------------   ------------   ------------   ------------
U.S. Treasury securities            $  2,499,686   $         24   $        179   $  2,499,531
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                         175,710,076      3,606,585        168,578    179,148,083
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations                28,019,116         58,933        633,025     27,445,024
Obligations of state and
  political institutions              30,901,496      2,245,445              _     33,146,941
Trust preferred securities             3,221,680        435,869              _      3,657,549
Other debt securities                 20,000,000              _              _     20,000,000
Federal Reserve Bank and
  other equity securities              8,686,142         18,408            349      8,704,201
                                    ------------   ------------   ------------   ------------

        Total                       $269,038,196   $  6,365,264   $    802,131   $274,601,329
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

                                                      Gross          Gross        Estimated
                                      Carrying      Unrealized     Unrealized       Market
      September 30, 2003               Value          Gains          Losses         Value
      ------------------            ------------   ------------   ------------   ------------
Obligations of U.S. govern-
  ment corporations and
  agencies -- mortgage-backed
  securities                        $217,425,062   $  6,779,332   $    204,874   $223,999,520
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations                90,150,207        292,783      1,160,834     89,282,156
Debt securities issued by
  Foreign governments                  1,250,000              -              -      1,250,000
                                    ------------   ------------   ------------   ------------

        Total                       $308,825,269   $  7,072,115   $  1,365,708   $314,531,676
                                    ============   ============   ============   ============

Loan Portfolio

A key management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar.
         The Company's commercial and industrial loan portfolio represents approximately 57% of loans, net of unearned discounts. Loans in this category are typically made to small and medium sized businesses and range between $250,000 and $10 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and/or other assets. The Company's real estate loan portfolio, which represents approximately 25% of loans, net of unearned discounts, is secured by mortgages on real property located principally in the States of New York and Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 15% of loans, net of unearned discounts. The collateral securing any loan may vary in value based on market conditions.

         The following table sets forth the composition of the Company's loans held for sale and loans held in portfolio:

                                                      September 30,
                                         ------------------------------------
                                               2003                2002
                                         ----------------    ----------------
                                                    ($ in thousands)
                                                    % of                % of
                                         Balances   Gross    Balances   Gross
                                         --------   -----    --------   -----
Domestic
  Commercial and industrial              $544,409    56.9%   $511,286    61.7%
  Equipment lease financing               142,223    14.9     123,256    14.9
  Real estate                             235,526    24.6     157,753    19.0
  Installment - individuals                13,969     1.5       8,995     1.1
  Loans to depository institutions         20,000     2.1      27,000     3.3

                                         --------   -----    --------   -----
  Loans, net of unearned discounts       $956,127   100.0%   $828,290   100.0%
                                         ========   =====    ========   =====

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Company's portfolio of loans may be increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depends on current and expected economic conditions, the financial condition of borrowers and the credit management process.
         The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation of both loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2003, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.65% and the allowance was $14,436,000. At such date, the Company's non-accrual loans amounted to $2,617,000; $802,000 of such loans were judged to be impaired within the scope of SFAS No. 114 and required valuation allowances of $375,000. Based on the foregoing, as well as management's judgment as to the current risks inherent in the loan portfolio, the Company's allowance for loan losses was deemed adequate to absorb all estimable losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 2003. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $941,000 at September 30, 2003.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).
         The following table provides certain information with respect to the Company's deposits:

                                                     September 30,
                                       -----------------------------------------
                                              2003                  2002
                                       ------------------    -------------------
                                                    ($ in thousands)
                                                    % of                   % of
                                        Balances    Total     Balances    Total
                                        --------    -----     --------    -----
Domestic
  Demand                               $  399,934    36.5%   $  326,243     31.6%
  NOW                                     116,601    10.6       114,107     11.0
  Savings                                  27,264     2.5        24,997      2.4
  Money market                            175,345    16.0       175,990     17.0
  Time deposits                           373,121    34.1       389,688     37.7
                                       ----------   -----    ----------   ------

      Total domestic deposits           1,092,265    99.7     1,031,025     99.7
Foreign
  Time deposits                             3,000     0.3         3,000      0.3
                                       ----------   -----    ----------   ------

      Total deposits                   $1,095,265   100.0%   $1,034,025    100.0%
                                       ==========   =====    ==========   ======

Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customers' balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 24 and 25.

CAPITAL

The Company and the bank are subject to risk-based capital regulations. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of total capital into Tier 1 and Tier 2 components and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 28. In addition, the Company and the bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At September 30, 2003, the Company and the bank exceeded the requirements for "well capitalized" institutions. Under the Gramm-Leach-Bliley Act of 1999, in order for the parent company to maintain its status as a financial holding company, the bank must remain "well capitalized."

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Three Months Ended September 30,

                             (dollars in thousands)

                                                             2003                                    2002
                                             -------------------------------------       -----------------------------
                                                 Average                   Average         Average               Average
                                                 Balance       Interest     Rate           Balance     Interest   Rate
                                             ---------------   --------    -------       -----------   --------  -------
ASSETS
Interest-bearing deposits
  with other banks                           $         4,244   $     9      0.98%        $     3,067   $     6    0.87%
Securities available for sale                        171,712     1,917      4.58             246,248     3,817    6.20
Securities held to maturity                          355,463     4,201      4.73             314,303     4,943    6.29
Securities tax-exempt [2]                             31,404       583      7.37              32,744       607    7.35
Federal funds sold                                     2,065         5      1.00              10,185        44    1.70
Loans, net of unearned discounts [3]                 895,036    15,877      7.18             745,821    14,547    8.25
                                             ---------------   -------                   -----------   -------
TOTAL INTEREST-EARNING ASSETS                      1,459,924    22,592      6.22%          1,352,368    23,964    7.29%
                                                               -------      ====                       -------    ====
Cash and due from banks                               60,229                                  52,606
Allowance for loan losses                            (15,004)                                (12,961)
Goodwill                                              21,158                                  21,158
Other assets                                          62,482                                  55,046
                                             ---------------                             -----------
       TOTAL ASSETS                          $     1,588,789                             $ 1,468,217
                                             ===============                             ===========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
    Savings                                  $        27,561        24      0.34%        $    24,380        39    0.63%
    NOW                                              125,470       141      0.45             120,370       230    0.76
    Money market                                     169,220       189      0.44             166,173       295    0.70
    Time                                             356,358     1,803      2.01             374,160     2,533    2.69
  Foreign
    Time                                               3,000        11      1.30               3,000        14    1.80
                                             ---------------   -------                   -----------   -------
Total interest-bearing deposits                      681,609     2,168      1.26             688,083     3,111    1.79
                                             ---------------   -------                   -----------   -------
Borrowings
  Securities sold under agreements
   to repurchase - customers                          77,980       235      1.20              58,279       272    1.85
  Securities sold under agreements
   to repurchase - dealers                            35,266       104      1.17               2,855        13    1.88
  Federal funds purchased                              7,228        21      1.14               2,304        11    1.87
  Commercial paper                                    24,285        66      1.07              29,297       157    2.12
  Other short-term debt                               31,114        85      1.09              22,400       135    2.39
  Long-term debt                                     115,000     1,082      3.76             125,000     1,148    3.67
                                             ---------------   -------                   -----------   -------
       Total borrowings                              290,873     1,593      2.19             240,135     1,736    2.88
                                             ---------------   -------                   -----------   -------
TOTAL INTEREST-BEARING LIABILITIES                   972,482     3,761      1.54%            928,218     4,847    2.08%
                                                               -------      ====         ===========   -------    ====
Noninterest-bearing deposits                         377,624                                 314,739
Other liabilities                                     77,606                                  76,096
                                             ---------------                             -----------
       Total liabilities                           1,427,7l2                               1,319,053
                                             ---------------                             -----------
Corporation obligated mandatorily
 redeemable capital securities                        25,000                                  25,000
                                             ---------------                             -----------
Shareholders' equity                                 136,077                                 124,164
                                             ---------------                             -----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                 $     1,588,789                             $ 1,468,217
                                             ===============                             ===========
Net interest income/spread                                      18,831      4.68%                       19,117    5.21%
                                                                            ====                                  ====
Net yield on interest-earning
assets (margin)                                                             5.16%                                 5.79%
                                                                            ====                                  ====
Less: Tax equivalent adjustment                                    240                                     249
                                                               -------                                 -------
Net interest income                                            $18,591                                 $18,868
                                                               =======                                 =======

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have bean made to 2002 amounts to conform to the current presentation.

[2]  Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                         Nine Months Ended September 30,

                             (dollars in thousands)

                                                      2003                                    2002
                                        ----------------------------------      ---------------------------------
                                           Average                  Average       Average                  Average
                                           Balance       Interest    Rate         Balance      Interest     Rate
                                        ------------     --------   ------      ----------     --------    -------
ASSETS
Interest-bearing deposits
  with other banks                      $      3,679     $    21     0.76%      $    3,405     $     26     1.03%
Securities available for sale                162,294       6,110     5.02          252,417       11,655     6.16
Securities held to maturity                  378,874      14,830     5.22          309,903       14,743     6.34
Securities tax-exempt [2]                     32,222       1,794     7.44           33,884        1,883     7.43
Federal funds sold                             5,044          45     1.18           17,791          225     1.67
Loans, net of unearned discounts [3]         844,335      46,018     7.68          728,405       42,959     8.51
                                        ------------     -------                ----------     --------
TOTAL INTEREST-EARNING ASSETS              1,426,448      68,818     6.64%       1,345,805       71,491     7.38%
                                                         -------     ====                      --------     ====
Cash and due from banks                       57,391                                49,899
Allowance for loan losses                    (14,579)                              (14,119)
Goodwill                                      21,158                                21,158
Other assets                                  62,856                                52,200
                                        ------------                            ----------
         TOTAL ASSETS                   $  1,553,274                            $1,454,943
                                        ============                            ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                              $     27,065          72     0.36%      $   26,072          123     0.63%
   NOW                                       118,907         438     0.49          110,514          694     0.84
   Money market                              160,835         565     0.47          165,386        1,086     0.88
   Time                                      361,343       5,571     2.06          369,001        7,795     2.82
  Foreign
   Time                                        3,000          33     1.48            2,999           45     2.00
                                        ------------     -------                ----------     --------
 Total interest-bearing deposits             671,150       6,679     1.33          673,972        9,743     1.93
                                        ------------     -------                ----------     --------
Borrowings
  Securities sold under agreements
    to repurchase - customers                 69,057         639     1.24           65,073          939     1.93
  Securities sold under agreements
    to repurchase - dealers                   40,198         384     1.28            9,019          126     1.86
  Federal funds purchased                      6,154          56     1.21            2,486           35     1.87
  Commercial paper                            22,758         192     1.13           31,982          516     2.16
  Other short-term debt                       30,959         416     1.80           21,014          373     2.37
  Long-term debt                             115,000       3,244     3.76          119,552        3,334     3.72
                                        ------------     -------                ----------     --------
         Total borrowings                    284,126       4,931     2.32          249,126        5,323     2.85
                                        ------------     -------                ----------     --------
TOTAL INTEREST-BEARING LIABILITIES           955,276      11,610     1.62%         923,098       15,066     2.18%
                                                         -------    =====                      --------    =====
Noninterest-bearing deposits                 360,793                               309,486
Other liabilities                             78,893                                76,760
                                        ------------                            ----------
         Total liabilities                 1,394,962                             1,309,344
                                        ------------                            ----------
Corporation obligated mandatorily
  redeemable capital securities               25,000                                19,780
                                        ------------                            ----------
Shareholders' equity                         133,312                               125,819
                                        ------------                            ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY           $  1,553,274                            $1,454,943
                                        ============                            ==========
Net interest income/spread                                57,208     5.02%                       56,425     5.20%
                                                                    =====                                  =====
Net yield on interest-earning
  assets (margin)                                                    5.51%                                  5.81%
                                                                    =====                                  =====
Less: Tax equivalent adjustment                              737                                    774
                                                         -------                               --------
Net interest income                                      $56,471                               $ 55,651
                                                         =======                               ========

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to 2002 amounts to conform to the current presentation.

[2] Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                                 Increase/(Decrease)
                                                                 Three Months Ended
                                                      September 30, 2003 to September 30, 2002
                                                  ------------------------------------------------
                                                    Volume              Rate             Net [2]
                                                  ----------         ----------         ----------
INTEREST INCOME
Interest-bearing deposits with other banks        $        2         $        1         $        3
                                                  ----------         ----------         ----------

Securities available for sale                         (1,020)              (880)            (1,900)
Securities held to maturity                              598             (1,340)              (742)
Securities tax-exempt                                    (26)                 2                (24)
                                                  ----------         ----------         ----------
       Total investment securities                      (448)            (2,218)            (2,666)
                                                  ----------         ----------         ----------
Federal funds sold                                       (26)               (13)               (39)

Loans, net of unearned discounts [3]                   3,247             (1,917)             1,330
                                                  ----------         ----------         ----------

TOTAL INTEREST INCOME                             $    2,775         $   (4,147)        $   (1,372)
                                                  ==========         ==========         ==========

INTEREST EXPENSE
Interest-bearing deposits
  Domestic
     Savings                                      $        5         $      (20)        $      (15)
     NOW                                                  10                (99)               (89)
     Money market                                          5               (111)              (106)
     Time                                               (116)              (614)              (730)
  Foreign
     Time                                                 --                 (3)                (3)
                                                  ----------         ----------         ----------
       Total interest-bearing deposits                   (96)              (847)              (943)
                                                  ----------         ----------         ----------

Borrowings
  Securities sold under agreements
     to repurchase - customers                            75               (112)               (37)
  Securities sold under agreements
     to repurchase - dealers                              98                 (7)                91
  Federal funds purchased                                 15                 (5)                10
  Commercial paper                                       (23)               (68)               (91)
  Other short-term debt                                   40                (90)               (50)
  Long-term debt                                         (94)                28                (66)
                                                  ----------         ----------         ----------
       Total borrowings                                  111               (254)              (143)
                                                  ----------         ----------         ----------

TOTAL INTEREST EXPENSE                            $       15         $   (1,101)        $   (1,086)
                                                  ==========         ==========         ==========

NET INTEREST INCOME                               $    2,760         $   (3,046)        $     (286)
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

[3] Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                                  Increase/ (Decrease)
                                                                   Nine Months Ended
                                                       September 30, 2003 to September 30, 2002
                                                       ----------------------------------------
                                                         Volume          Rate          Net [2]
                                                       ----------     -----------    ----------
INTEREST INCOME
Interest-bearing deposits with other banks             $        2     $       (7)    $       (5)
                                                       ----------     ----------     ----------
Securities available for sale                              (3,652)        (1,893)        (5,545)
Securities held to maturity                                 2,943         (2,856)            87
Securities tax-exempt                                         (88)            (1)           (89)
                                                       ----------     ----------     ----------
       Total investment securities                           (797)        (4,750)        (5,547)
                                                       ----------     ----------     ----------
Federal funds sold                                           (128)           (52)          (180)

Loans, net of unearned discounts [3]                        7,504         (4,445)         3,059
                                                       ----------     ----------     ----------
TOTAL INTEREST INCOME                                  $    6,581     $   (9,254)    $   (2,673)
                                                       ==========     ==========     ==========

INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                            $        5     $      (56)    $      (51)
    NOW                                                        50           (306)          (256)
    Money market                                              (29)          (492)          (521)
    Time                                                     (159)        (2,065)        (2,224)
  Foreign
    Time                                                        -            (12)           (12)
                                                       ----------     ----------     ----------
       Total interest-bearing deposits                       (133)        (2,931)        (3,064)
                                                       ----------     ----------     ----------
Borrowings
  Securities sold under agreements
     to repurchase - customers                                 55           (355)          (300)
  Securities sold under agreements
     to repurchase - dealers                                  308            (50)           258
  Federal funds purchased                                      36            (15)            21
  Commercial paper                                           (122)          (202)          (324)
  Other short-term debt                                       148           (105)            43
  Long-term debt                                             (126)            36            (90)
                                                       ----------     ----------     ----------
       Total borrowings                                       299           (691)          (392)
                                                       ----------     ----------     ----------

TOTAL INTEREST EXPENSE                                 $      166     $   (3,622)    $   (3,456)
                                                       ==========     ==========     ==========
NET INTEREST INCOME                                    $    6,415     $   (5,632)    $      783
                                                       ==========     ==========     ==========

[1] The above table is presented on a tax equivalent basis.

[2] Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3] Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                         Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

                                                                               For Capital            To Be Well
                                                              Actual         Adequacy Minimum         Capitalized
                                                       -----------------    ------------------     -----------------
As of September 30, 2003                                Amount     Ratio      Amount     Ratio      Amount    Ratio
----------------------------------------------         -------     -----     --------    -----     --------   -----
Total Capital (to Risk Weighted Assets):
  The Company                                          $157,239    14.92%    $ 84,320     8.00%    $105,400   10.00%
  The bank                                              125,886    12.45       80,886     8.00      101,108   10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                           144,048    13.67       42,160     4.00       63,240    6.00
  The bank                                              113,229    11.20       40,443     4.00       60,665    6.00

Tier 1 Leverage Capital (to Average Assets):
  The Company                                           144,048     9.19       62,705     4.00       78,382    5.00
  The bank                                              113,229     7.42       61,000     4.00       76,250    5.00

As of December 31, 2002
----------------------------------------------
Total Capital (to Risk Weighted Assets):
  The Company                                          $144,054    15.34%    $ 75,134     8.00%     $93,917   10.00%
  The bank                                              105,265    11.76       71,632     8.00       89,540   10.00

Tier 1 Capital (to Risk Weighted Assets):
  The Company                                           132,292    14.09       37,567     4.00       56,350    6.00
  The bank                                               94,059    10.50       35,816     4.00       53,724    6.00

Tier 1 Leverage Capital (to Average Assets):
   The Company                                          132,292     8.95       59,153     4.00       73,942    5.00
   The bank                                              94,059     6.55       57,437     4.00       71,796    5.00

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Company's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices.
         Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its on- and off-balance sheet positions by examining its near-term sensitivity and its longer term gap position. In its management of interest rate risk, the Company utilizes several tools including traditional gap analysis and income simulation models.
         A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest-rate sensitive assets exceed interest-rate sensitive liabilities generally will result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on an institution's net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer term structure of the balance sheet.
         The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at September 30, 2003, is presented on page 32. The results of both the income simulation analysis and the gap analysis, reveal that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

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

As of September 30, 2003, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over twelve months would approximate a 3.15% ($2,398,000) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 5.94 % ($4,516,000) decline from an unchanged rate environment.
         The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.
         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change "caps" or "floors" on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.

Liquidity Risk

Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed throughout the Company. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital markets funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank have significant unused borrowing capacity. Contingency plans exist and could be implemented on a timely basis to minimize the impact of any dramatic change in market conditions.
         The parent company generates income from its own operations. Its cash requirements are supplemented from funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements.
         The bank can supply funds to the parent company and its nonbank subsidiaries subject to various legal restrictions. All national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for that year to date combined with its retained net profits for the preceding two calendar years.
         At September 30, 2003, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $22,846,000. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $40,026,000 and back-up credit lines with banks of $24,000,000. Since 1979, the parent company has had no need to use available back-up lines of credit.
         While the Company's past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity and capital requirements in the future.

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

                                                                       Repricing Date
                                      ---------------------------------------------------------------------------------------
                                                       More than     More than
                                        3 Months       3 Months      1 Year to         Over          Nonrate
                                        or Less        to 1 Year      5 Years         5 Years       Sensitive       Total
                                      ------------   ------------   ------------   ------------   ------------   ------------
ASSETS
  Interest-bearing deposits
    with other banks                  $      2,447   $          -   $          -   $          -   $          -   $      2,447
  Investment securities                     22,701          1,946         46,524        503,552          8,704        583,427
  Loans, net of unearned discounts
      Commercial and industrial            536,223          2,258          6,563              9           (644)       544,409
      Loans to depository
        institutions                        20,000              -              -              -              -         20,000
      Lease financing                          757          8,590        145,595          6,567        (19,286)       142,223
      Real estate                          152,233         14,852         42,977         25,470             (6)       235,526
      Installment                           12,553             88          1,237            100             (9)        13,969
  Noninterest-earning assets and
    allowance for loan losses                    -              -              -              -        114,044        114,044
                                      ------------   ------------   ------------   ------------   ------------   ------------
      Total Assets                         746,914         27,734        242,896        535,698        102,803      1,656,045
                                      ------------   ------------   ------------   ------------   ------------   ------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings [1]                                  -              -         27,264              -              -         27,264
    NOW [1)                                      -              -        116,601              -              -        116,601
    Money market [1]                       141,605                        33,740              -              -        175,345
    Time - domestic                        175,521        125,010         72,587              3              -        373,121
         - foreign                           1,355          1,645              -              -              -          3,000
  Securities sold u/a/r - cust              79,020            543              -              -              -         79,563
  Securities sold u/a/r - deal              64,063              -              -              -              -         64,063
  Federal funds purchased                        -              -              -              -              -              -
  Commercial paper                          22,759              -              -              -              -         22,759
  Other short-term borrowings                3,142         30,000              -              -              -         33,142
  Long-term borrowings - FHLB                    -              -         15,000        100,000              -        115,000
  Noninterest-bearing liabilities
   and shareholders' equity                      -              -              -              -        646,187        646,187
                                      ------------   ------------   ------------   ------------   ------------   ------------
      Total Liabilities and
         Shareholders' Equity              487,465        157,198        265,192        100,003        646,187      1,656,045
                                      ------------   ------------   ------------   ------------   ------------   ------------
  Net Interest Rate
    Sensitivity Gap                   $    259,449   $   (129,464)  $    (22,296)  $    435,695   $   (543,384)  $          -
                                      ============   ============   ============   ============   ============   ============
  Cumulative Gap
    September 30, 2003                $    259,449   $    129,985   $    107,689   $    543,384   $          -   $          -
                                      ============   ============   ============   ============   ============   ============

  Cumulative Gap
    September 30, 2002                $    156,673   $     81,862   $    (19,544)  $    464,151   $          -   $          -
                                      ============   ============   ============   ============   ============   ============

  Cumulative Gap
    December 31, 2002                 $    260,814   $    167,170   $     98,271   $    522,344   $          -   $          -
                                      ============   ============   ============   ============   ============   ============

[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and run-off experience.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER EVENTS

In this Form 10-Q, the consolidated balance sheet as of September 30, 2003, the consolidated statements of income, average balance sheets and rate volume analysis for the three month and nine month periods ended September 30, 2003, together with management's discussion and analysis thereto, are different from the Company's earnings press release issued on October 20, 2003 for the three month and nine month periods ended September 30, 2003 due to the Financial Accounting Standards Board decision on November 5, 2003 to indefinitely defer the adoption of SFAS No. 150 with respect to certain mandatorily redeemable capital securities. The revisions had no impact on the Company's financial position or results of operations previously announced in its quarterly earnings release.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  11       Statement Re: Computation of Per Share Earnings

                  31 Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)

                  32 Certifications of the CEO and CFO required by Section 1350 of chapter 63 of title 18 of the U.S. Code

         (b)      Reports on Form 8-K:

                  In a report on Form 8-K dated July 17, 2003 and filed on July 18, 2003, the Company reported, under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing the results of operations for the quarter and six months ended June 30, 2003.

                  In a report on Form 8-K dated July 22, 2003 and filed on July 22, 2003, the Company reported, under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing a presentation on July 29, 2003 by John C. Millman, President of Sterling Bancorp, as part of the Keefe, Bruyette & Woods, Inc. Honor Roll and Fourth Annual Community Bank Investor Conference.

                  In a report on Form 8-K dated August 20, 2003 and filed on August 20, 2003, the company reported under Item 5. "Other Events" and under Item 7. "Financial Statements Pro Forma Financial Information and Exhibits", the press release announcing that the Company's Chairman and Chief Executive Officer would ring The Opening Bell (TM) at The New York Stock Exchange on August 21, 2003.

                  In a report on Form 8-K/A dated August 21, 2003 and filed on August 21, 2003, the Company reported under Item 5. "Other Events" and under Item 7. "Financial Statements Pro Forma Financial Information and Exhibits", the press release announcing the declaration of a five - for - four stock split distributed on September 10, 2003 to shareholders of record on September 1, 2003. The Company also announced the declaration of a quarterly cash dividend of $0.19 payable September 30, 2003 to shareholders of record on September 19, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STERLING BANCORP

                            -------------------------
                                  (Registrant)

Date 11/14/03                           /s/ Louis J. Cappelli
     --------                               ------------------------------
                                            Louis J. Cappelli
                                            Chairman and
                                            Chief Executive Officer

Date 11/14/03                           /s/ John W. Tietjen
     --------                               -----------------------------
                                            John W. Tietjen
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                                 Incorporated                              Sequential
Exhibit                                                            Herein By                 Filed            Page
Number                     Description                            Reference To              Herewith           No.
------                     -----------                            ------------              --------           ---
 11       Statement re: Computation                                                            X
          of Per Share Earnings

 31       Certifications of the CEO and CFO pursuant to                                        X
          Exchange Act Rule 13a-14(a)

 32       Certifications of the CEO and CFO required by                                        X
          Section 1350 of chapter 63 of title 18 of the
          U.S. Code