Form 10-K
period 2003-12-31
STERLING BANCORP
filed 2004-03-12
CIK 93451

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                               ------------------

For the fiscal year ended December 31, 2003         Commission File No. 1-5273-1

                               ------------------
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

                                 (212) 757-3300
              (Registrant's telephone number, including area code)
                               ------------------

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

                               ------------------
        Securities Registered Pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

  Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes |X| No | |

  On March 1, 2004, the aggregate market value of the common equity held by non-affiliates of the Registrant was $414,552,204.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: The Registrant has one class of common stock of which 15,425,593 shares were outstanding at March 1, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Specified portions of Sterling Bancorp's Annual Report to security holders for the fiscal year ended December 31, 2003 are incorporated by reference in Parts I and II.

  (2) Specified portions of the Sterling Bancorp Proxy Statement dated March 10, 2004 are incorporated by reference in Part III.

================================================================================

                                STERLING BANCORP

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------
                                     Part I

Item  1.    BUSINESS ....................................................   I-1

Item  2.    PROPERTIES ..................................................   I-13

Item  3.    LEGAL PROCEEDINGS ...........................................   I-13

Item  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS .................................................   I-13

                                     Part II

Item  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS .............................  II-1

Item  6.    SELECTED FINANCIAL DATA .....................................  II-1

Item  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .....................  II-1

Item  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK .......................................  II-1

Item  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................  II-2

Item  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE .....................  II-2

Item 9A     CONTROLS AND PROCEDURES .....................................  II-2

                                    Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT .............................................. III-1

Item 11.    EXECUTIVE COMPENSATION ...................................... III-1

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT ................................... III-1

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............. III-2

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES ...................... III-2

                                     Part IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K .................................  IV-1

SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     Part I

Item 1. BUSINESS

Sterling Bancorp ("the parent company" or "the Registrant") is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended (the "BHCA"), which was organized in 1966. Throughout the report, the terms "the Company" or "Sterling" refer to Sterling Bancorp and its subsidiaries. Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, deposit services, trust and estate administration and investment management services. The Company has operations in New York, New Jersey and North Carolina and conducts business throughout the United States.

      The parent company owns all of the outstanding shares of Sterling National Bank ("the bank") - its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation, Sterling Financial Services Company, Inc. and Sterling Real Estate Abstract Holding Company, Inc. ("finance subsidiaries") and Sterling Bancorp Trust I ("trust"). Sterling National Mortgage Company, Inc. ("SNMC"), Sterling National Servicing, Inc. ("SNS-Virginia"), Sterling Factors Corporation ("Factors"), Sterling Trade Services, Inc. ("Trade Services") and Sterling Holding Company of Virginia, Inc. are wholly-owned subsidiaries of the bank. Sterling Trade Services, Inc. was formed on February 8, 2001 and owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong, which was formed on May 14, 2001; both companies commenced operations as of July 2, 2001. Sterling Holding Company of Virginia, Inc. was formed in 1998 and owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc., which was formed in 1997. Sterling Bancorp Trust I was formed as of February 4, 2002. Sterling Real Estate Abstract Holding Company, Inc., which commenced operations as of January 16, 2003, owns 51% of the outstanding common shares of SBC Abstract Company, LLC, which commenced operations as of January 17, 2003.

      Segment information appearing in Note 22 beginning on page 44 of the Company's Annual Report to security holders for the fiscal year ended December 31, 2003 ("the 2003 Annual Report") is incorporated by reference herein.

                     INFORMATION AVAILABLE ON OUR WEB SITE

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

      Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are the Charters for our Board of Directors' Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Corporate Governance Guidelines, our Method for Interested Persons to Communicate with Non-Management Directors and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, or our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

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

                              BUSINESS OPERATIONS

The bank

Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains ten offices in New York, eight offices in New York City (four branches and an International Banking Facility in Manhattan and three branches in Queens), one branch in Nassau County in Great Neck, New York and one branch in Yonkers, New York. The executive office is located at 650 Fifth Avenue, New York, New York.

      The bank provides a broad range of banking and financial products and services, including business and consumer lending, asset-based financing, factoring/accounts receivable management services, equipment leasing, commercial and residential mortgage lending and brokerage, international trade financing, deposit services, trust and estate administration, investment management and investment services. Business lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies, and government and non-profit entities.

      For the year ended December 31, 2003, the bank's average earning assets represented approximately 97% of the Company's average earning assets. Loans represented 57% and investment securities represented 42% of the bank's average earning assets in 2003.

      Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management. The bank provides loans to small and medium-sized businesses. The businesses are diversified across industries, and the loans generally range in size from $250,000 to $10 million. Business loans can be tailored to meet customers' specific long- and short-term needs, and include secured and unsecured lines of credit, business installment loans, business lines of credit, and debtor-in-possession financing. Our loans are often collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. Through its factoring subsidiary, the bank provides accounts receivable management services. Factors purchases clients' accounts receivable, assumes credit risk on approved orders and handles credit, collection and bookkeeping. Income for these services is derived from commission charges for receivables serviced and interest charged on advances to the client. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries. As of December 31, 2003, the outstanding loan balance for commercial and industrial lending was $563.8 million, representing approximately 60% of the bank's total loan portfolio.

      Equipment Leasing. The bank offers equipment leasing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances small and medium-sized equipment leases with an average term of 24 to 30 months. At December 31, 2003, the outstanding loan balance for equipment leases was $148.7 million, and equipment leases comprised approximately 16% of the bank's total loan portfolio.

      Residential and Commercial Mortgages. The bank's real estate loan portfolio consists of real estate loans on one-to-four family residential properties and commercial properties. The residential mortgage banking and brokerage business is conducted through SNMC offices located principally in New York, North Carolina and other mid-Atlantic states. The mortgage company originates conforming residential mortgage loans throughout the tri-state metropolitan area, as well as in Virginia and other mid-Atlantic states, for resale, and non-conforming residential mortgage loans, for its own portfolio and for resale. Commercial real estate financing is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos through our real estate lending department. At December 31, 2003, the outstanding loan balance for real estate mortgage loans was $201.9 million, representing approximately 21% of the bank's total loans outstanding.

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

      The composition of income from the operations of the bank and its subsidiaries for the three most recent fiscal years was as follows:

                                  Years Ended December 31,
                                 --------------------------
                                  2003      2002      2001
                                 ------    ------    ------

Interest and fees on loans           49%       45%       53%
Interest and dividends on
  investment securities              25        31        27
Other                                26        24        20
                                 ------    ------    ------
                                    100%      100%      100%
                                 ======    ======    ======

      At December 31, 2003, the bank and its subsidiaries had 467 employees, consisting of 170 officers and 297 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

Parent Company and Finance Subsidiaries

The parent company, through its finance subsidiary, Sterling Financial Services Company ("Sterling Financial"), makes loans that are secured by personal property, accounts receivable or other collateral; occasionally, unsecured advances are provided to its customers.

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

      The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its finance subsidiaries for the three most recent fiscal years was as follows:

                                          Years Ended December 31,
                                         --------------------------
                                          2003      2002      2001
                                         ------    ------    ------

Interest and fees on loans                   26%       24%       32%
Dividends, interest and service fees         69        74        66
Other                                         5         2         2
                                         ------    ------    ------
                                            100%      100%      100%
                                         ======    ======    ======

      At December 31, 2003, the parent company and its finance subsidiaries employed 39 persons, consisting of 12 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.

                                  COMPETITION

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loans associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location.

      The Gramm-Leach-Bliley Act of 1999 expanded the permissible activities of qualifying bank holding companies that elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. The Gramm-Leach-Bliley Act also eliminated restrictions, adopted in the 1930's, which prevented banking, insurance and securities firms from fully entering each other's business. While it is uncertain what the full impact of the legislation will be over time, it is likely to result in further consolidation in the financial services industry. In addition, removal of these restrictions will likely increase the number and type of market entrants providing banking services and thereby create additional competition. However, the Company's management cannot currently predict the full impact of the Gramm-Leach-Bliley Act on the Company. For more information regarding the Gramm-Leach-Bliley Act, see "Supervision and Regulation - Financial Holding Company Regulation" below.

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

      Sterling Bancorp is a bank holding company and a financial holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

      As a national bank, the bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency ("OCC"), as well as the Federal Deposit Insurance Corporation ("FDIC"). Insured banks, including the bank, are subject to extensive regulation of many aspects of their business. These regulations, among other things, relate to:
(a) the nature and amount of loans that may be made by the bank and the rates of interest that may be charged; (b) types and amounts of other investments;
(c) branching; (d) permissible activities; (e) reserve requirements; and
(f) dealings with officers, directors and affiliates.

      Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York.

Bank Holding Company Regulation

The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than: (1) banking or managing or controlling banks, (2) furnishing services to or performing services for their subsidiaries, or (3) activities that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      As discussed below under "Financial Holding Company Regulation",the Gramm-Leach-Bliley Act of 1999 amended the BHCA to permit a broader range of activities for bank holding companies that qualify as "financial holding companies".

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

o     allows insurers and other financial services companies to acquire banks;
      and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

      In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository subsidiaries must be and remain well-capitalized and well-managed and have received at least a satisfactory CRA rating, and (2) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company".

      Requirements and standards to remain "well-capitalized" are discussed below. To maintain financial holding company status, the bank must have at least a "satisfactory" rating under the Community Reinvestment Act (the "CRA"). Under the CRA, during examinations of the bank, the OCC is required to assess the bank's record of meeting the credit needs of the communities serviced by the bank, including low- and moderate-income communities. Banks are given one of four ratings under the CRA: "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The bank received a rating of outstanding on the most recent exam completed by the OCC.

      Pursuant to an election made under the Gramm-Leach-Bliley Act, the parent company has been designated as a financial holding company. As a financial holding company, Sterling Bancorp may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are "financial in nature," as well as additional activities that the Federal Reserve determines (in the case of incidental activities, in conjunction with the Department of the Treasury) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve. Under the Gramm-Leach-Bliley Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and sponsoring mutual funds and investment companies. Under the merchant banking authority added by the Gramm-Leach-Bliley Act, financial holding companies may invest in companies that engage in activities that are not otherwise permissible "financial" companies, subject to certain limitations, including that the financial holding company makes the investment with the intention of limiting the investment duration and does not manage the company on a day-to-day basis.

      Generally, financial holding companies must continue to meet all the requirements for financial holding company status in order to maintain the ability to undertake new activities or acquisitions that are financial in nature and the ability to continue those activities that are not generally permissible for bank holding companies. If the parent company ceases to so qualify it would be required to obtain the prior approval of the Federal Reserve to engage in non-banking activities or to acquire more than 5% of the voting stock of any company that is engaged in non-banking activities. With certain exceptions, the Federal Reserve can only provide prior approval to applications involving activities that it had previously determined, by regulation or order, are so closely related to banking as to be properly incident thereto. Such activities are more limited than the range of activities that are deemed "financial in nature".

Payment of Dividends and Transactions with Affiliates

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history.

      Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years.

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

      Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms only as favorable to the bank as transactions with non-affiliates.

      Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.

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

Capital Adequacy

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).

      In addition, the Company and the bank are subject to the provisions of FDICIA that imposes a number of mandatory supervisory measures and establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Among other matters, FDICIA establishes five capital categories of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Such classifications are used by regulatory agencies to determine, in part, a bank's deposit insurance premium, and to consider applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Banks that are not adequately capitalized are subject to significant restrictions and requirements that increase as capital levels deteriorate, and may not accept brokered deposits.

      Under FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 2003, the capital ratios for the Company and the bank exceeded the requirements for "well capitalized" institutions.

      The table presenting capital and ratios for the Company and the bank as of December 31, 2003 and 2002 appears in Note 21 beginning on page 43 of the Company's 2003 Annual Report and is incorporated by reference herein.

Equity Investments in Non-Financial Companies

On April 1, 2002, new federal regulations governing the regulatory capital treatment of equity investments in nonfinancial companies went into effect. The federal rules require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of the Company's and the bank's Tier 1 capital.

      The rules have not had,and management does not expect that the rules will have, a material effect on the capital requirements or strategic plans of the Company and the bank.

BIS Guidelines

The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to finalize a new capital accord by mid-year 2004 and for member countries to implement the new accord at year end 2006. The ultimate timing for the new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Company expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. The Company cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to it and its subsidiaries.

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

FDIC Insurance

Under the FDIC's risk-related insurance assessment system, insured depository institutions may be required to pay annual assessments to the FDIC based on the institution's risk classification. An institution's risk classification is based on the FDIC's assignment of the institution to one of three capital groups and to one of three supervisory groups. The three supervisory groups are Group "A" financially solid institutions with only a few minor weaknesses, Group "B" institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund, and Group "C" institutions with a substantial probability of loss to the fund absent effective corrective action.

      The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. A bank's capital and supervisory subgroup is confidential and may not be disclosed. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points per $100 of deposits. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund maintained by the FDIC, well capitalized and well managed banks, including the bank, have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as Bank Insurance Fund loss experience and other factors.

      In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The current FICO annual assessment rate is 1.54 cents per $100 of deposits.

      Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

      In addition, the Federal Deposit Insurance Act provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC-insured depository institution or in connection with any assistance provided by the FDIC to a commonly controlled institution "in danger of default" (as defined).

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

Safety and Soundness Standards

Federal banking agencies promulgate safety and soundness standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies;
(ii) effective risk management; (iii) timely and accurate financial, operations, and regulatory reporting; (iv) safeguarding and managing assets; and
(v) compliance with applicable laws and regulations. The standards also include requirements that: (i) those performing internal audits be qualified and independent; (ii) internal controls and information systems be tested and reviewed; (iii) corrective actions be adequately documented; and (iv) results of an audit be made available for review of management actions.

USA Patriot Act

The comprehensive anti-terrorism legislation known as the USA Patriot Act of 2001 requires financial institutions, including the bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The USA Patriot Act requires that regulated financial institutions, including the bank: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account;
(iii) take additional required precautions with non-U.S. owned accounts; and
(iv) in certain circumstances, prohibit the maintenance of correspondent accounts with foreign banks that do not have a physical presence in the U.S. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution. The bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

SELECTED CONSOLIDATED STATISTICAL INFORMATION

  I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The information appearing on pages 63, 64, and 65 of the 2003 Annual Report is incorporated by reference herein.

  II.  Investment Portfolio

A summary of the Company's investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears on page 56 of the 2003 Annual Report and is incorporated herein by reference. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in the 2003 Annual Report on pages 26, 27 and 28 and is incorporated by reference herein. The average yield by maturity range is not available.

  III.  Loan Portfolio

A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears on page 56 of the 2003 Annual Report and is incorporated herein by reference.

      A table setting forth the maturities and sensitivity to changes in interest rates of the Company's commercial and industrial loans at December 31, 2003 appears on page 57 of the 2003 Annual Report and is incorporated herein by reference.

      It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appearing in the 2003 Annual Report beginning on page 56 under the caption "Loan Portfolio", page 29 in Note 6 and on page 23 in Note 1 under the caption "Loans" is incorporated by reference herein.

      A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 57 of the 2003 Annual Report and is incorporated herein by reference; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

  IV. Summary of Loan Loss Experience

The information appearing in the 2003 Annual Report beginning on page 29 in Note 7 and beginning on page 57 under the caption "Asset Quality" is incorporated by reference herein. A table setting forth certain information with respect to the Company's loan loss experience for each of the five most recent fiscal years appears on page 58 of the 2003 Annual Report and is incorporated herein by reference.

      The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2003. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2003.

      To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, a table presenting the Company's allocation of the allowance appears on page 59 of the 2003 Annual Report and is incorporated herein by reference. This allocation is based on estimates by management that may vary based on management's evaluation of the risk characteristics of the loan portfolio. The information appearing in the 2003 Annual Report beginning on page 57 under the caption "Asset Quality" is incorporated by reference herein. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in that loan category.

  V.  Deposits

Average deposits and average rates paid for each of the three most recent years are presented in the 2003 Annual Report on page 63 and are incorporated by reference herein.

      Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in the 2003 Annual Report beginning on page 30 in Note 8 and are incorporated by reference herein.

      The table providing selected information with respect to the Company's deposits for each of the three most recent fiscal years appears on page 59 of the Company's 2003 Annual Report and is incorporated by reference herein.

      Interest expense for the three most recent fiscal years is presented in
Note 8 beginning on page 30 of the 2003 Annual Report and is incorporated by reference herein.

  VI.  Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the three most recent years is presented in the 2003 Annual Report on page 51 under the caption "Selected Financial Data" and is incorporated by reference herein.

  VII.  Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings for each of the three most recent years is presented in the 2003 Annual Report beginning on page 31 in Note 9 and is incorporated by reference herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

      Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company's borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Company's products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

Item 2. PROPERTIES

The principal offices of the Company occupy one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for these premises expires April 30, 2016. Rental commitments to the expiration date approximate $10,817,000.

      The bank also maintains operating leases for six branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau, Suffolk and Westchester counties (New York), in Mercer County (New Jersey), in Charlotte (North Carolina) and in Richmond (Virginia) with an aggregate of approximately 121,400 square feet. The annual office rental commitments for these premises approximates $17,878,000. The leases have expiration dates ranging from 2004 through 2018 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.

Item 3. LEGAL PROCEEDINGS

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K:

                                                           Held
                                                           Executive
                                                           Office
Name of Executive               Title                Age   Since
-------------------   ---------------------------    ---   ---------

Louis J. Cappelli     Chairman of the Board and
                      Chief Executive Officer,
                      Director                       73    1967

John C. Millman       President, Director            61    1986

John W. Tietjen       Executive Vice President,
                      Treasurer
                      and Chief Financial Officer    59    1989

John A. Aloisio       Senior Vice President          61    1992

Howard M. Applebaum   Senior Vice President          45    2002

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

                                    Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information appearing on page 62 of the 2003 Annual Report under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" is incorporated by reference herein. As of March 1 2004, there were 1,745 shareholders of record of our common shares.

      During the fiscal years ended December 31, 2002 and 2003, dividends to holders of our common shares were declared on February 21, 2002, May 16, 2002, August 15, 2002, November 21, 2002, February 20, 2003, May 15, 2003, August 21,
2003, and November 20, 2003.

      The Company paid a 20% stock dividend on December 9, 2002, and effected a five-for-four stock split on September 10, 2003.

Item 6. SELECTED FINANCIAL DATA

The information appearing on page 51 of the 2003 Annual Report under the caption "SELECTED FINANCIAL DATA" is incorporated by reference herein.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 52 - 66 of the 2003 Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated by reference herein. Supplementary data appearing on page 49 in Note 25 of the 2003 Annual Report is also incorporated by reference herein. All such information should be read in conjunction with the consolidated financial statements and the notes thereto, which are incorporated by reference in Item 8 hereof.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 60 - 62 of the 2003 Annual Report under the caption "ASSET/LIABILITY MANAGEMENT" is incorporated by reference herein.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, and the statements of condition of Sterling National Bank as of December 31, 2003 and 2002, notes thereto and Independent Auditors' Report thereon appearing on pages 16 - 50 of the 2003 Annual Report are incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. The information beginning on page 1 of the Sterling Bancorp Proxy Statement dated March 10, 2004 under the caption "ELECTION OF DIRECTORS", beginning on page 1 of the same proxy statement under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" and beginning on page 13 of the same proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION

The information beginning on page 3 of the Sterling Bancorp Proxy Statement dated March 10, 2004 under the caption "Executive Compensation and Related Matters" and on page 12 of the same Proxy Statement under the caption "Transactions with the Company and Other Matters" are incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information beginning on page 13 of the Sterling Bancorp Proxy
Statement dated March 10, 2004 under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference herein.

      The information appearing in Notes 15 and 16 on pages 34-37 of the 2003 Annual Report under the captions "Stock Incentive Plan" and "Employee Stock Ownership Plan," respectively, is incorporated by reference herein.


                                      III-1

      The following table provides the information as of December 31, 2003, regarding securities issued to all of our employees under our equity compensation plans that were in effect during fiscal 2003, and other equity compensation plan information.

                      Equity Compensation Plan Information

                                                           Number of
                                                           Securities
                                                           remaining
                                                           available
                        Number of                          for future
                        Securities       Weighted          issuance under
                        to be issued     Average           Equity
                        upon Exercise    Exercise Price    Compensation
                        of Outstanding   of Outstanding    Plans (excluding
                        Options,         Options,          securities
                        Warrants and     Warrants, and     reflected in
                        Rights           Rights            column (a))
                         (a)              (b)                (c)

Plan Category
---------------------   --------------   --------------   -----------------
Equity Compensation
Plans approved by
security holders             1,786,211        $   12.91             669,971

Equity Compensation
Plans not approved by
security holders                    --               --                  --
                        --------------   --------------   -----------------
TOTAL                        1,786,211        $   12.91             669,971
                        ==============   ==============   =================

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on page 12 of the Sterling Bancorp Proxy Statement dated March 10, 2004 under the caption "Transactions with the Company and Other Matters" is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services beginning on page 10 of the Sterling Bancorp Proxy Statement dated March 10, 2004 under the caption "Audit Fees" is incorporated by reference herein.


                                      III-2

                                     Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The documents filed as a part of this report are listed below:

1.    Financial Statements

      Annual Report to security holders for the fiscal year ended December 31, 2003 (This document is filed only to the extent of pages 16 through 66 which are incorporated by reference herein).

2.    Financial Statement Schedules

         None

3.    Exhibits

      3.(i)(A) Amended and Restated Certificate of Incorporation filed with the State of New York Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).

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

        (i)(E) Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, February 26, 2004.

       (ii)(A) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

       (ii)(B) Amendments to By-Laws adopted May 21, 1998 (Filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein).

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

          (vi) Amendments to Employment Agreements dated May 22, 1999(Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein).

         (vii) Form of Change of Control Severance Agreement entered into on May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein).

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

          (xi) Amendments to Employment Agreements dated March 22, 2002 (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein).

         (xii) Amendment to Form of Change of Control Severance Agreement dated February 6, 2002 entered into between the Registrant and each of four executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein).

 10.    (xiii)   Form of Change of Control Severance Agreement dated April 3,
                 2002 entered into between the Registrant and one executive
                 (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein).

         (xiv) Amendments to Employment Agreements dated February 26, 2003 (filed as Exhibits 3.10(xiv)(a) and 3.10(xiv)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).

          (xv)   Amendments to Employment Agreements dated February 24, 2004:
                        (a) For Louis J. Cappelli
                        (b) For John C. Millman

 11.             Statement re: Computation of Per Share Earnings.

 12.             Statement re: Computation of Ratios.

 13. Sterling Bancorp 2003 Annual Report to security holders (This document is filed only to the extent of pages 16 through 66, which are incorporated by reference herein).

 14.             Code of Business Conduct and Ethics.

 21.             Subsidiaries of the Registrant.

 23.             Consent of KPMG LLP Independent Certified Public Accountants.

 31.             Rule 13a-14(a) Certifications.

 32.             Section 1350 Certifications.

(b) Reports on Form 8-K:

      In a report on Form 8-K dated October 20, 2003 and filed on October 21, 2003, the Company reported, under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" and under Item 12. "Results of Operations and Financial Condition", the press release announcing results for the quarter and nine months ended September 30, 2003.

      In a report on Form 8-K dated November 17, 2003 and filed on November 18, 2003, the Company reported, under Item 5. "Other Events"and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" the press release announcing a presentation on November 19, 2003 by John C. Millman, President of Sterling Bancorp, as part of the Ryan Beck & Co. Financial Institutions Investor Conference.

      In a report on Form 8-K dated November 20, 2003 and filed November 21, 2003, the Company reported, under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" the press release announcing the declaration of a quarterly cash dividend of $0.19 per common share payable on December 31, 2003 to shareholders of record on December 13, 2003.

      In a report on Form 8-K dated December 22, 2003 and filed December 23, 2003, the Company reported under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing an agreement to acquire deposits and a branch located at One Executive Boulevard in Yonkers, New York from City & Suburban Federal Savings Bank. The acquisition marks Sterling National Bank's expansion into the Westchester marketplace and will be the bank's tenth banking location in New York. The transaction is anticipated to close in February 2004, pending regulatory approvals and certain other conditions of closing.

In a report on Form 8-K dated January 21, 2004 and filed on January 22, 2004, the Company reported under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing results of the fiscal year and fourth quarter ended December 31, 2003.

In a report on Form 8-K dated January 22, 2004 and filed on January 23, 2004, the Company reported under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" and under Item 12. "Results of Operations and Financial Condition", the press release announcing strong fiscal year 2003 financial results.

In a report on Form 8-K dated February 10, 2004 and filed on February 11, 2004, the Company reported under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing the grand opening of the Company's Regional Banking Center in Long Island City, Queens.

In a report on From 8-K dated February 19, 2004 and filed on February 20, 2004, the Company reported under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing the declaration of a quarterly cash dividend of $0.19 per common share payable on March 31, 2004 to shareholders of record as of March 15, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                STERLING BANCORP


                              /s/ Louis J. Cappelli
                        ---------------------------------
                           Louis J. Cappelli, Chairman
                          (Principal Executive Officer)

                                 March 12, 2004
                                 --------------
                                      Date


                               /s/ John W. Tietjen
                       -----------------------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                 March 12, 2004
                                 --------------
                                      Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 12, 2004          /s/     Louis J. Cappelli                Director
--------------             --------------------------       --------------------
    (Date)                       (Signature)                     (Title)

March 12, 2004          /s/     John C. Millman                  Director
--------------             --------------------------       --------------------
    (Date)                       (Signature)                     (Title)

March 12, 2004          /s/    Walter Feldesman                  Director
--------------             --------------------------       --------------------
    (Date)                       (Signature)                     (Title)

March 12, 2004          /s/    Fernando Ferrer                   Director
--------------             --------------------------       --------------------
    (Date)                       (Signature)                     (Title)

March 12, 2004          /s/    Henry J. Humphreys                Director
--------------             --------------------------       --------------------
    (Date)                       (Signature)                     (Title)

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                DOCUMENTS FILED

                                   AS A PART

                             OF THIS ANNUAL REPORT

                                       ON

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                                  ------------

                                STERLING BANCORP

================================================================================

                                 EXHIBIT INDEX

      Exhibit
      Number
      -------

      3.(i)(A) Amended and Restated Certificate of Incorporation filed with the State of New York Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).

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

        (i)(E) Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, February 26, 2004

       (ii)(A) By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

       (ii)(B) Amendments to By-Laws adopted May 21, 1998 (Filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein).

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

      10. (iv) Amendments to Employment Agreements dated February 28, 1998 (Filed as Exhibits 3.10(iv)(a) and 3.10(iv)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein).

           (v) Amendments to Employment Agreements dated February 19, 1999 (Filed as Exhibits 3.10(v)(a) and 3.10(v)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein).

          (vi) Amendments to Employment Agreements dated May 22, 1999 (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein).

         (vii) Form of Change of Control Severance Agreement entered into on May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein).

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

          (xi) Amendments to Employment Agreements dated March 22, 2002 (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein).

         (xii) Amendment to Form of Change of Control Severance Agreement dated February 6, 2002 entered into between the Registrant and each of four executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein).

        (xiii) Form of Change of Control Severance Agreement dated April 3, 2002 entered into between the Registrant and one executive (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein).

         (xiv) Amendments to Employment Agreements dated February 26, 2003 (Filed as Exhibits 3.10(xiv)(a) and 3.10(xiv)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).

          (xv)   Amendments to Employment Agreements dated February 24, 2004:
                    (a) For Louis J. Cappelli
                    (b) For John C. Millman

      11.        Statement re: Computation of Per Share Earnings.

      12.        Statement re: Computation of Ratios.

      13. Sterling Bancorp 2003 Annual Report to security holders (This document is filed only to the extent of pages 16 through 66, which are incorporated by reference herein).

      14.        Code of Business Conduct and Ethics.

      21.        Subsidiaries of the Registrant.

      23.        Consent of KPMG LLP Independent Certified Public Accountants.

      31.        Rule 13a-14(a) Certifications.

      32.        Section 1350 Certifications.