Form 10-Q
period 2004-03-31
STERLING BANCORP
filed 2004-05-10
CIK 93451

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                                  212-757-3300
              (Registrant's telephone number, including area code)

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

                                 |X| Yes |_| No

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act,

                                 |X| Yes |_| No

       As of April 30, 2004 there were 15,341,208 shares of common stock,
                         $1.00 par value, outstanding.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                                Page
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Consolidated Financial Statements                               3
              Notes to Consolidated Financial Statements                      8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

              Overview                                                       12
              Income Statement Analysis                                      13
              Balance Sheet Analysis                                         15
              Capital                                                        19
              Cautionary Statement Regarding Forward-Looking Statements      20
              Average Balance Sheets                                         21
              Rate/Volume Analysis                                           22
              Regulatory Capital and Ratios                                  23

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk

              Asset/Liability Management                                     24
              Interest Rate Sensitivity                                      28

     Item 4.  Controls and Procedures                                        29

PART II OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               30

SIGNATURES                                                                   32

EXHIBIT INDEX

     Exhibit 11  Statement Re: Computation of Per Share Earnings             34

     Exhibit 31  Certifications of the CEO and CFO pursuant to               35
                 Exchange Act Rule 13a-14(a)

     Exhibit 32  Certifications of the CEO and CFO required by               37
                 Section 1350 of Chapter 63 of Title 18 of the
                 U.S. Code

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                           March 31,                  December 31,
ASSETS                                                                       2004                         2003
                                                                        ---------------             ---------------
Cash and due from banks                                                 $    45,756,741             $    63,947,722
Interest-bearing deposits with other banks                                    2,475,551                   1,656,338

Securities available for sale                                               198,355,342                 195,477,473
Securities available for sale - pledged                                     130,493,321                 117,250,082
Securities held to maturity                                                 223,257,474                 203,480,172
Securities held to maturity - pledged                                       160,737,934                 166,910,347
                                                                        ---------------             ---------------
        Total investment securities                                         712,844,071                 683,118,074
                                                                        ---------------             ---------------

Loans held for sale                                                          48,426,817                  40,556,380
                                                                        ---------------             ---------------
Loans held in portfolio, net of unearned discounts                          853,007,704                 900,556,215
Less allowance for loan losses                                               14,762,771                  14,458,951
                                                                        ---------------             ---------------
        Loans, net                                                          838,244,933                 886,097,264
                                                                        ---------------             ---------------
Customers' liability under acceptances                                        1,413,995                     953,571
Excess cost over equity in net assets of the
  banking subsidiary                                                         21,158,440                  21,158,440
Premises and equipment, net                                                   9,704,799                   9,226,183
Other real estate                                                             1,292,078                     829,856
Accrued interest receivable                                                   5,419,115                   5,069,423
Bank owned life insurance                                                    22,105,961                  21,872,266
Other assets                                                                 26,523,285                  24,260,063
                                                                        ---------------             ---------------
                                                                        $ 1,735,365,786             $ 1,758,745,580
                                                                        ===============             ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                          $   429,296,562             $   474,091,890
  Interest-bearing deposits                                                 794,000,826                 737,648,930
                                                                        ---------------             ---------------
        Total deposits                                                    1,223,297,388               1,211,740,820
Securities sold under agreements to repurchase - customers                   77,795,349                  42,490,862
Securities sold under agreements to repurchase - dealers                     35,392,079                  51,327,944
Federal funds purchased                                                              --                  10,000,000
Commercial paper                                                             24,401,800                  28,799,055
Other short-term borrowings                                                  15,416,233                  56,871,359
Acceptances outstanding                                                       1,413,995                     953,571
Accrued expenses and other liabilities                                       73,501,227                  77,602,887
Long-term debt                                                              135,774,000                 135,774,000
                                                                        ---------------             ---------------
        Total liabilities                                                 1,586,992,071               1,615,560,498
                                                                        ---------------             ---------------

Shareholders' equity
Preferred stock, $5 par value. Authorized
  644,389 shares; Series D  issued 0
   and 224,432 shares,respectively                                                   --                   2,244,320
Common stock, $1 par value. Authorized
  20,000,000 shares; issued 16,756,554
   and 16,244,549 shares, respectively                                       16,756,554                  16,244,549
Capital surplus                                                             145,065,971                 142,393,959
Retained earnings                                                            21,293,568                  17,751,859
Accumulated other comprehensive loss, net of tax                               (203,741)                   (976,782)
                                                                        ---------------             ---------------
                                                                            182,912,352                 177,657,905
Less
  Common shares in treasury at cost, 1,314,895
    and 1,306,587 shares, respectively                                       33,829,331                  33,577,847
  Unearned compensation                                                         709,306                     894,976
                                                                        ---------------             ---------------
        Total shareholders' equity                                          148,373,715                 143,185,082
                                                                        ---------------             ---------------
                                                                        $ 1,735,365,786             $ 1,758,745,580
                                                                        ===============             ===============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  2004                    2003
                                              -------------          -------------
INTEREST INCOME
  Loans                                       $  15,081,995          $  14,759,913
  Investment securities
    Available for sale                            3,691,820              2,511,777
    Held to maturity                              4,706,408              5,330,999
  Federal funds sold                                 50,342                 21,976
  Deposits with other banks                          58,563                  8,553
                                              -------------          -------------
        Total interest income                    23,589,128             22,633,218
                                              -------------          -------------

INTEREST EXPENSE
  Deposits                                        2,473,145              2,201,635
  Securities sold under agreements
    to repurchase                                   315,632                298,945
  Federal funds purchased                            15,890                 11,472
  Commercial paper                                   62,762                 70,651
  Other short-term borrowings                       112,194                189,768
  Long-term debt                                  1,559,692              1,615,997
                                              -------------          -------------
        Total interest expense                    4,539,315              4,388,468
                                              -------------          -------------
Net interest income                              19,049,813             18,244,750
Provision for loan losses                         2,426,500              1,791,300
                                              -------------          -------------
Net interest income after provision
  for loan losses                                16,623,313             16,453,450
                                              -------------          -------------

NONINTEREST INCOME
  Factoring income                                1,426,869              1,352,502
  Mortgage banking income                         3,631,391              3,242,648
  Service charges on deposit accounts             1,063,343              1,231,998
  Trade finance income                              492,807                573,013
  Trust fees                                        181,697                165,397
  Other service charges and fees                    474,404                435,210
  Bank owned life insurance income                  233,695                260,830
  Securities gains                                  536,304                 95,992
  Other income                                      129,145                 96,707
                                              -------------          -------------
        Total noninterest income                  8,169,655              7,454,297
                                              -------------          -------------

NONINTEREST EXPENSES
  Salaries and employee benefits                  8,351,775              8,483,655
  Occupancy expenses, net                         1,225,730              1,295,721
  Equipment expenses                                756,154                646,514
  Advertising and marketing                       1,093,460                790,818
  Professional fees                                 913,671                726,632
  Data processing fees                              287,460                265,032
  Stationery and printing                           266,571                208,318
  Communications                                    406,727                442,690
  Mortgage tax expense                              161,696                177,667
  Other expenses                                  1,230,606              1,343,492
                                              -------------          -------------
        Total noninterest expenses               14,693,850             14,380,539
                                              -------------          -------------
Income before income taxes                       10,099,118              9,527,208
Provision for income taxes                        3,638,609              3,680,785
                                              -------------          -------------

Net income                                    $   6,460,509          $   5,846,423
                                              =============          =============

Average number of common
 shares outstanding
  Basic                                          15,188,650             14,839,328
  Diluted                                        16,051,105             15,641,746
Earnings per average common share
  Basic                                       $        0.43          $        0.39
  Diluted                                              0.40                   0.37
Dividends per common share                             0.19                   0.15

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     2004               2003
                                                  -----------       -----------

Net Income                                        $ 6,460,509       $ 5,846,423

Other comprehensive income,
 net of tax:
   Unrealized holding gains (losses)
   arising during the period                        1,427,580          (519,808)

   Reclassification adjustment for
   gains included in net income                      (290,141)          (51,932)
 Minimum pension liability adjustment                (364,398)               --
                                                  -----------       -----------

Comprehensive income                              $ 7,233,550       $ 5,274,683
                                                  ===========       ===========

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        2004                 2003
                                                                    -------------       -------------
Preferred Stock
  Balance at January 1                                              $   2,244,320       $   2,322,060
  Conversions of Series D shares                                       (2,244,320)             (9,510)
                                                                    -------------       -------------
  Balance at March 31                                               $          --       $   2,312,550
                                                                    =============       =============
Common Stock
  Balance at January 1                                              $  16,244,549       $  13,124,002
  Conversions of preferred shares into common shares                      428,304               1,450
  Options exercised                                                        83,701              11,207
                                                                    -------------       -------------
  Balance at March 31                                               $  16,756,554       $  13,136,659
                                                                    =============       =============
Capital Surplus
  Balance at January 1                                              $ 142,393,959       $ 143,495,362
  Conversions of preferred shares into common shares                    1,816,016               8,060
  Options exercised                                                       855,996             172,303
                                                                    -------------       -------------
  Balance at March 31                                               $ 145,065,971       $ 143,675,725
                                                                    =============       =============
Retained Earnings
  Balance at January 1                                              $  17,751,859       $   3,783,539
  Net Income                                                            6,460,509           5,846,423
  Cash dividends paid - common shares                                  (2,918,800)         (2,231,362)
                      - preferred shares                                       --             (31,793)
                                                                    -------------       -------------
  Balance at March 31                                               $  21,293,568       $   7,366,807
                                                                    =============       =============
Accumulated Other Comprehensive Income
  Balance at January 1                                              $    (976,782)      $   1,330,239
                                                                    -------------       -------------
  Unrealized holding gains (losses) arising during the period:
     Before tax                                                         2,638,779            (960,829)
     Tax effect                                                        (1,211,199)            441,021
                                                                    -------------       -------------
       Net of tax                                                       1,427,580            (519,808)
                                                                    -------------       -------------
  Reclassification adjustment for gains:
   included in net income:
     Before tax                                                          (536,304)            (95,992)
     Tax effect                                                           246,163              44,060
                                                                    -------------       -------------
       Net of tax                                                        (290,141)            (51,932)
                                                                    -------------       -------------
  Minimum pension liability adjustment:
     Before tax                                                          (673,563)                 --
     Tax effect                                                           309,165                  --
                                                                    -------------       -------------
       Net of tax                                                        (364,398)                 --
                                                                    -------------       -------------
  Balance at March 31                                               $    (203,741)      $     758,499
                                                                    =============       =============
Treasury Stock
  Balance at January 1                                              $ (33,577,847)      $ (32,400,952)
  Purchase of common shares                                                    --            (117,798)
  Issuance of shares under incentive compensation plan                         --            (493,654)
  Surrender of shares issued under
    incentive compensation plan                                          (251,484)                 --
                                                                    -------------       -------------
  Balance at March 31                                               $ (33,829,331)      $ (33,012,404)
                                                                   =============       =============

Unearned Compensation
  Balance at January 1                                              $    (894,976)      $  (1,873,926)
  Amortization of unearned compensation                                   185,670             185,670
                                                                    -------------       -------------
  Balance at March 31                                               $    (709,306)      $  (1,688,256)
                                                                    =============       =============
Total Shareholders' Equity
  Balance at January 1                                              $ 143,185,082       $ 129,780,324
  Net changes during the period                                         5,188,633           2,769,256
                                                                    -------------       -------------
  Balance at March 31                                               $ 148,373,715       $ 132,549,580
                                                                    =============       =============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      2004                2003
                                                                 -------------       -------------
Operating Activities
  Net Income                                                     $   6,460,509       $   5,846,423
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Provision for loan losses                                        2,426,500           1,791,300
    Depreciation and amortization of premises and equipment            419,137             420,313
    Securities gains                                                  (536,304)            (95,992)
    Income from bank owned life insurance                             (233,695)           (260,830)
    Deferred income tax benefit                                       (398,534)            (77,608)
    Net change in loans held for sale                               (7,870,437)         (2,206,850)
    Amortization of unearned compensation                              185,670             185,670
    Amortization of premiums on securities                             333,904             487,138
    Accretion of discounts on securities                               (97,977)           (393,779)
    Increase  in accrued interest receivable                          (349,692)           (413,416)
    Increase in accrued expenses and
     other liabilities                                              (4,101,660)          1,374,017
    Increase in other assets                                        (2,829,723)         (2,455,581)
    Other, net                                                        (615,882)           (482,643)
                                                                 -------------       -------------
     Net cash (used in) provided by operating activities            (7,208,184)          3,718,162
                                                                 -------------       -------------

Investing Activities
  Purchase of premises and equipment                                  (897,753)           (671,798)
  (Increase) Decrease in interest-bearing deposits
   with other banks                                                   (819,213)            735,761
  Decrease in Federal funds sold                                            --           5,000,000
  Net decrease in loans held in portfolio                           45,425,831          10,041,658
  Increase in other real estate                                       (462,222)           (123,346)
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                 29,621,561          46,132,302
  Purchases of securities - held to maturity                       (43,387,576)        (85,864,790)
  Proceeds from sales of securities - available for sale            37,031,642           3,707,515
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                               12,592,171         117,120,717
  Purchases of securities - available for sale                     (63,180,944)        (94,236,576)
                                                                 -------------       -------------
     Net cash provided by investing activities                      15,923,497           1,841,443
                                                                 -------------       -------------

Financing Activities
  Decrease in noninterest-bearing deposits                         (44,795,328)        (47,394,401)
  Increase in interest-bearing deposits                             56,351,896          41,276,312
  Net proceeds from issuance of Corporation Obligated
  Decrease in Federal funds purchased                              (10,000,000)                 --
  Net increase in securities sold under agreements
   to repurchase                                                    19,368,622          18,596,874
  Decrease in commercial paper and
   other short-term borrowings                                     (45,852,381)        (17,738,302)
  Purchase of treasury stock                                                --            (117,798)
  Proceeds from exercise of stock options                              939,697             183,510
  Cash dividends paid on common and preferred stock                 (2,918,800)         (2,263,155)
                                                                 -------------       -------------
        Net cash used in financing activities                      (26,906,294)         (7,456,960)
                                                                 -------------       -------------
Net decrease in cash and due from banks                            (18,190,981)         (1,897,355)
Cash and due from banks - beginning of period                       63,947,722          58,173,569
                                                                 -------------       -------------
Cash and due from banks - end of period                          $  45,756,741       $  56,276,214
                                                                 =============       =============

Supplemental disclosures:
  Interest paid                                                  $   4,479,390       $   3,846,231
  Income taxes paid                                                  5,942,600           2,346,594

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2004 and 2003 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company effected a five-for-four stock split on September 10,2003 and paid stock dividends as follows: 20% on December 9, 2002; 10% on December 10, 2001; 10% on December 11, 2000; and 5% on
      December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods have been restated to reflect the effect of the stock split and stock dividends.

2. At March 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 15 of the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to the stock-based employee compensation plans.

      Three Months Ended March 31,                          2004                2003
      ----------------------------                     -------------       -------------
      Net income available for
          common shareholders                          $   6,460,509       $   5,814,630
      Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards,
          net of related tax effects                        (125,600)           (288,988)
                                                       -------------       -------------

      Pro forma, net income                            $   6,334,909       $   5,525,642
                                                       =============       =============

      Earnings per average common share:
          Basic- as reported                           $        0.43       $        0.39
          Basic- pro forma                                      0.42                0.37
          Diluted- as reported                                  0.40                0.37
          Diluted- pro forma                                    0.39                0.35

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. The major components of domestic loans held for sale and loans held in portfolio are as follows:

                                                            March 31,
                                                  ------------------------------
                                                      2004               2003
                                                  ------------      ------------
      Loans held for sale
        Real estate-mortgage                      $ 48,426,817      $ 56,891,837
                                                  ============      ============
      Loans held in portfolio
        Commercial and industrial                 $509,376,472      $481,855,068
        Lease financing                            173,423,983       150,516,210
        Real estate-mortgage                       163,288,645       133,891,771
        Real estate-construction                     2,354,375         2,400,000
        Installment                                 16,012,469         9,582,449
        Loans to depository institutions            10,000,000        20,000,000
                                                  ------------      ------------

        Loans, gross                               874,455,944       798,245,498
        Less unearned discounts                     21,448,240        18,493,727
                                                  ------------      ------------

        Loans, net of unearned discounts          $853,007,704      $779,751,771
                                                  ============      ============

4. The Financial Accounting Standards Board SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

      The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2004 year-to-date average interest-earning assets were 54.5% loans (corporate lending was 73.0% and real estate lending was 24.0% of total loans, respectively) and 43.9% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 67% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following tables provide certain information regarding the Company's operating segments for the three-month periods ended March 31, 2004 and 2003:

                                               Corporate          Real Estate         Company-wide
                                                Lending              Lending             Treasury             Totals
                                             --------------      --------------      --------------      --------------
      Three Months Ended March 31, 2004
      Net interest income                    $    8,343,016      $    3,806,233      $    6,454,685      $   18,603,934
      Noninterest income                          2,925,051           3,703,428             794,919           7,423,398
      Depreciation and amortization                  60,781              99,771                  --             160,552
      Segment income before taxes                 2,627,153           4,068,608           7,906,229          14,601,990
      Segment assets                            677,522,971         221,637,058         802,047,198       1,701,207,227

      Three Months Ended March 31, 2003
      Net interest income                    $    8,323,536      $    3,752,090      $    5,770,393      $   17,846,019
      Noninterest income                          3,004,572           3,305,157             377,133           6,686,862
      Depreciation and amortization                  50,165              76,256                  --             126,421
      Segment income before taxes                 3,734,854           3,321,350           6,536,128          13,592,332
      Segment assets                            631,517,965         196,423,973         708,292,761       1,536,234,699

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                     Three Months Ended March 31,
                                                 -------------------------------------
                                                      2004                   2003
                                                 ---------------       ---------------
Net interest income:
    Total for reportable operating segments      $    18,603,934       $    17,846,019
    Other [1]                                            445,879               410,410
                                                 ---------------       ---------------

Consolidated net interest income                 $    19,049,813       $    18,256,429
                                                 ===============       ===============

Noninterest income:
    Total for reportable operating segments      $     7,423,398       $     6,686,862
    Other [1]                                            746,257               767,435
                                                 ---------------       ---------------

Consolidated noninterest income                  $     8,169,655       $     7,454,297
                                                 ===============       ===============

Income before taxes:
    Total for reportable operating segments      $    14,601,990       $    13,592,332
    Other [1]                                         (4,502,872)           (4,065,124)
                                                 ---------------       ---------------

Consolidated income before income taxes          $    10,099,118       $     9,527,208
                                                 ===============       ===============

Assets:
    Total for reportable operating segments      $ 1,701,207,227       $ 1,536,234,699
    Other [1]                                         34,158,559            26,783,075
                                                 ---------------       ---------------

Consolidated assets                              $ 1,735,365,786       $ 1,563,017,774
                                                 ===============       ===============

      [1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. The following information is provided in connection with the sales of available for sale securities:

            Three Months Ended March 31,               2004              2003
            ----------------------------            -----------      -----------

            Proceeds                                $37,031,642      $ 3,707,515

            Gross Gains                                 536,304           95,992

            Gross Losses                                     --               --

6. On December 31, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R") "Consolidation of Variable Interest Entities," which clarified certain provisions of a previously released interpretation. Under the provisions of FIN 46R, Sterling deconsolidated the issuer trust and accounts for its investment in the trust as an asset, its junior subordinated debentures as long-term debt and the interest paid on those debentures as interest expense. As a result of the adoption of FIN 46R, the Company's prior period presentations have been restated to conform to the current presentation.

7. In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

8. The following tables set forth the disclosures required for net periodic benefit cost and net benefit cost:

      Quarters Ended March 31,                       2004               2003
      ------------------------                    -----------       -----------

      COMPONENTS OF NET PERIODIC COST
      Service Cost                                $   410,546       $   271,815
      Interest Cost                                   516,744           414,305
      Expected return on plan assets                 (452,029)         (342,613)
      Amortization of prior service cost               19,331            19,331
      Recognized actuarial loss                       209,121           175,058
                                                  -----------       -----------

      Net periodic benefit cost                       703,713           537,896

      Settlement gain                              (1,331,190)               --
                                                  -----------       -----------

      Net benefit cost                            $  (627,477)      $   537,896
                                                  ===========       ===========

      The Company previously disclosed in its financial statements for the year ended December 31,2003, that it expected to contribute approximately $2,000,000 to the defined benefit pension plan in 2004. As of March 31, 2004, the expected contribution has decreased to $1,000,000. No contribution has been made as of March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the financial condition and results of operations of Sterling Bancorp ("the parent company"), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank ("the bank"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior years' financial data to conform to current financial statement presentations as well as to reflect the effect of the five-for-four stock split effected on September 10, 2003.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration, and investment management services. The Company has operations in New York, New Jersey, Virginia and North Carolina and conducts business throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans.

For the three months ended March 31, 2004, the bank's average earning assets represented approximately 97.5% of the Company's average earning assets. Loans represented 53.4% and investment securities represented 45.1% of the bank's average earning assets for the first quarter of 2004.

The Company's primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations, and its asset-liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company's results of operations and financial condition.

Although management endeavors to minimize the credit risk inherent in the Company's loan portfolio, it must necessarily make various assumptions and judgements about the collectibility of the loan portfolio based on its experience and evaluation of economic conditions. If such assumptions or judgements prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location.

The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions, and in some cases negotiations, regularly take place and future acquisitions could occur.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets ("net interest margin") is calculated by dividing tax equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on Page
22. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 21.

Comparisons of the Three Months Ended March 31, 2004 and 2003

The Company reported net income for the three months ended March 31, 2004 of $6.5 million, representing $0.40 per share, calculated on a diluted basis, compared to $5.8 million, or $0.37 per share calculated on a diluted basis, for the first quarter of 2003. This increase reflects continued growth in both net interest income and noninterest income which more than offset increases in the provision for loan losses and noninterest expenses.

Net Interest Income

Net interest income on a tax equivalent basis, increased to $19.3 million for the first quarter of 2004 from $18.5 million for the 2003 period, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by a lower yield on earning assets and higher average interest-bearing deposit balances. The net interest margin, on a tax equivalent basis, was 4.90% for the first three months of 2004 compared to 5.47% for 2003. The decrease in the net interest margin was primarily the result of the impact of the lower interest rate environment in 2004, partially offset by the impact of an increase in average investment securities and loan outstandings.

Total interest income, on a tax-equivalent basis, aggregated $23.8 million for the first three months of 2004, up from $22.9 million for the 2003 period. The tax-equivalent yield on interest-earning assets was 6.09% for the first quarter of 2004 compared to 6.80% for the 2003 period.

Interest earned on the loan portfolio amounted to $15.1 million for the first three months of 2004, up $0.3 million from a year ago. Average loan balances amounted to $862.6 million an increase of $59.8 million from an average of $802.8 million in the prior year period. The increase in the average loans, (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 7.22% for the first quarter of 2004 from 7.73% for 2003 was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and lower interest rate environment in 2004.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $8.6 million for the first three months of 2004 from $8.1 million in the prior year period. Average outstandings increased to $695.1 million from $568.0 in the prior year period. The average life of the securities portfolio was approximately 3.4 years at March 31, 2004 compared to 2.7 years at March 31, 2003, reflecting the impact of purchases made in the second, third and fourth quarters of 2003 and the first quarter of 2004. The decrease in yields on most of the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the 2004 period and of the principal prepayments primarily in the second, third and fourth quarters of 2003.

Total interest expense increased to $4.5 million for the first three months of 2004 from $4.4 million for the 2003 period, primarily due to higher average balances for interest-bearing deposits partially offset by lower rates paid for those balances and for borrowed funds.

Interest expense on deposits increased to $2.5 million for the first quarter of 2004 from $2.2 million for the 2003 period due to an increase in average balance partially offset by a decrease in the cost of those funds. Average interest-bearing deposit balances increased to $793.7 million for the first quarter of 2004 from $655.3 in the 2003 period primarily the result of the Company's branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.25% which was 11 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during the 2004.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for the first three months of 2004 increased to $2.4 million from $1.8 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrural loans.

Noninterest Income

Noninterest income increased to $8.2 million for the first quarter of 2004 from $7.5 million in the 2003 period, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin loans, and gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees for deposit and various other services and from bank-owned life insurance program.

Noninterest Expenses

Noninterest expenses increased $0.3 million for the first quarter of 2004 when compared to 2003 period. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries, advertising, professional fees and equipment. These higher expenses were partially offset by a $1.3 million reduction in employee benefit costs as a result of an executive relinquishing his right to receive pension payments in exchange for a life insurance policy.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At March 31, 2004, the Company's portfolio of securities totaled $712.8 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 3.4 years amounted to $630.1 million. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $7.8 million and $1.4 million, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $6.8 million and gross unrealized losses of $0.9 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

                                      Gross             Gross             Gross
                                    Amortized        Unrealized        Unrealized          Market
March 31, 2004                         Cost             Gains             Losses            Value
--------------                    ------------      ------------      ------------      ------------
U.S. Treasury securities          $  2,497,497      $          3      $         --      $  2,497,500
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                       183,670,329         4,302,020            79,276       187,893,073
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations              60,240,209            56,029           821,600        59,474,638
Obligations of state and
  political institutions            30,599,793         1,801,578                --        32,401,371
Trust preferred securities           3,221,206           557,526                --         3,778,732
Other debt securities               34,994,283           103,592                --        35,097,875
Federal Reserve Bank and
  other equity securities            7,685,142            20,531               199         7,705,474
                                  ------------      ------------      ------------      ------------

        Total                     $322,908,459      $  6,841,279      $    901,075      $328,848,663
                                  ============      ============      ============      ============

The following table presents information regarding securities held to maturity:

                                                        Gross             Gross          Estimated
                                    Carrying         Unrealized        Unrealized          Market
March 31, 2004                        Value             Gains             Losses            Value
--------------                    ------------      ------------      ------------      ------------
Obligations of U.S. govern-
  ment corporations and
  agencies-- mortgage-backed
  securities                      $300,156,326      $  7,739,964      $     86,796      $307,809,494
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations              82,589,082           105,273         1,349,894        81,344,461
Debt securities issued by
  Foreign governments                1,250,000                --                --         1,250,000
                                  ------------      ------------      ------------      ------------

        Total                     $383,995,408      $  7,845,237      $  1,436,690      $390,403,955
                                  ============      ============      ============      ============

Loan Portfolio

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and the origination of loans in markets with which the Company is familiar.

The Company's commercial and industrial loan portfolio represents approximately 57% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. Sources of repayment are from the borrower's operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The Company's real estate loan portfolio, which represents approximately 24% of all loans, is secured by mortgages on real property located principally in the states of New York and Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 17% of all loans. The collateral securing any loan may vary in value based on market conditions.

The following table sets forth the composition of the Company's loans held for sale and loans held in portfolio:

                                                              March 31,
                                             ---------------------------------------------
                                                     2004                      2003
                                             -------------------       -------------------
                                                             ($ in thousands)
                                                            % of                     % of
                                             Balances      Gross       Balances      Gross
                                             --------      -----       --------      -----
Domestic
  Commercial and industrial                  $508,879       56.4%      $481,183       57.5%
  Equipment lease financing                   152,483       16.9        132,720       15.9
  Real estate - mortgage                      211,712       23.5        190,774       22.8
  Real estate - construction                    2,354        0.3          2,400        0.3
  Installment - individuals                    16,007        1.8          9,567        1.1
  Loans to depository institutions             10,000        1.1         20,000        2.4
                                             --------      -----       --------      -----

  Loans, net of unearned discounts           $901,435      100.0%      $836,644      100.0%
                                             ========      =====       ========      =====

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company's portfolio of loans may be increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depend on current and expected economic conditions, the financial condition of borrowers, the realization of collateral, and the credit management process.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses includes, but is not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management's evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2004, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.73% and the allowance was $14.8 million. At such date, the Company's nonaccrual loans amounted to $2.7 million; $1.4 million of such loans was judged to be impaired within the scope of SFAS No. 114. Nonaccrual and impaired loans at March 31, 2004 include one commercial loan in the amount of $0.6 million. Based on the foregoing, as well as management's judgement as to the current risks inherent in loans held in portfolio, the Company's allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 2004. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first quarter of 2004. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1.0 million at March 31, 2004.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

      The following table provides certain information with respect to the Company's deposits:

                                                              March 31,
                                      ----------------------------------------------------------
                                                2004                             2003
                                      ------------------------          ------------------------
                                                            ($ in thousands)
                                                          % of                              % of
                                       Balances          Total           Balances           Total
                                       --------          -----           --------           -----
Domestic
  Demand                              $  429,297          35.1%         $  354,159          34.0%
  NOW                                    133,189          10.9             114,971          11.0
  Savings                                 34,216           2.8              26,959           2.6
  Money market                           199,206          16.3             173,851          16.7
  Time deposits                          424,389          34.7             368,035          35.4
                                      ----------         -----          ----------         -----

      Total domestic deposits          1,220,297          99.8           1,037,975          99.7
Foreign
  Time deposits                            3,000           0.2               3,000           0.3
                                      ----------         -----          ----------         -----

      Total deposits                  $1,223,297         100.0%         $1,040,975         100.0%
                                      ==========         =====          ==========         =====

Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customers' balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 21.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 23. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from "well capitalized" to "critically under capitalized", are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a "well capitalized" bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2004, the Company and the bank exceeded the requirements for "well capitalized" institutions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical development including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; changes particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company's borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Company's product and services; the impact of changes in the financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended March 31,

                             (dollars in thousands)

                                                               2004                                      2003
                                               -----------------------------------      -------------------------------------
                                                 Average                   Average        Average                     Average
ASSETS                                           Balance      Interest       Rate         Balance      Interest        Rate
                                               ----------    ----------    -------      ----------    ----------      -------
Interest-bearing deposits
  with other banks                             $    3,429    $       59      0.94%      $    3,700    $        8        0.94%
Securities available for sale                     290,099         3,353      4.55          155,407         2,155        5.55
Securities held to maturity                       374,141         4,706      5.09          379,948         5,331        5.61
Securities tax-exempt [2]                          30,901           575      7.48           32,655           606        7.52
Federal funds sold                                 20,989            50      0.95            7,244            22        1.21
Loans, net of unearned discounts [3]              862,599        15,082      7.22          802,795        14,760        7.73
                                               ----------    ----------                 ----------    ----------
TOTAL INTEREST-EARNING ASSETS                   1,582,158        23,825      6.09%       1,381,749        22,882        6.80%
                                                             ----------     =====                     ----------       =====
Cash and due from banks                            66,657                                   53,842
Allowance for loan losses                         (15,322)                                 (14,244)
Goodwill                                           21,158                                   21,158
Other assets                                       67,859                                   63,527
                                               ----------                               ----------
             TOTAL ASSETS                      $1,722,510                               $1,506,032
                                               ==========                               ==========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                     $   32,947            32      0.39%      $   26,211            26        0.40%
   NOW                                            134,021           154      0.46          114,727           137        0.48
   Money market                                   209,946           370      0.71          151,143           175        0.47
   Time                                           413,758         1,909      1.86          360,263         1,852        2.08
  Foreign
   Time                                             3,000             8      1.07            3,000            12        1.66
                                               ----------    ----------                 ----------    ----------
          Total interest-bearing deposits         793,672         2,473      1.25          655,344         2,202        1.36
                                               ----------    ----------                 ----------    ----------
Borrowings
  Securities sold under agreements
   to repurchase - customers                       75,369           211      1.13           57,517           180        1.27
  Securities sold under agreements
   to repurchase - dealers                         36,550           105      1.15           36,307           119        1.34
  Federal funds purchased                           5,906            16      1.08            3,667            11        1.27
  Commercial paper                                 23,419            63      1.08           24,005            70        1.19
  Other short-term debt                            24,746           112      1.82           31,357           190        2.45
  Long-term debt                                  135,774         1,559      4.59          140,774         1,604        4.56
                                               ----------    ----------                 ----------    ----------
           Total borrowings                       301,764         2,066      2.74          293,627         2,174        2.97
                                               ----------    ----------                 ----------    ----------
TOTAL INTEREST-BEARING LIABILITIES              1,095,436         4,539      1.67%         948,971         4,376        1.87%
                                                             ==========     =====                     ==========       =====
Noninterest-bearing deposits                      402,110                                  345,519
Other liabilities                                  81,137                                   81,098
                                               ----------                               ----------
           Total liabilities                    1,578,683                                1,375,588
                                               ----------                               ----------
Shareholders' equity                              143,827                                  130,444
                                               ----------                               ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                  $1,722,510                               $1,506,032
                                               ==========                               ==========
Net interest income/spread                                       19,286      4.42%                        18,506        4.93%
                                                                            =====                                      =====
Net yield on interest-earning
  assets (margin)                                                            4.90%                                      5.47%
                                                                            =====                                      =====
Less: Tax equivalent adjustment                                     236                                      249
                                                             ----------                               ----------

Net interest income                                          $   19,050                               $   18,257
                                                             ==========                               ==========

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to 2003 amounts to conform to the current presentation.

[2]   Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3] Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                             Increase/(Decrease)
                                                             Three Months Ended
                                                      March 31, 2004 to March 31, 2003
                                                -----------------------------------------

                                                  Volume          Rate           Net [2]
                                                ---------       ---------       ---------
INTEREST INCOME
Interest-bearing deposits with other banks      $      51       $      --       $      51
                                                ---------       ---------       ---------

Securities available for sale                       1,637            (439)          1,198
Securities held to maturity                           (46)           (579)           (625)
Securities tax-exempt                                 (28)             (3)            (31)
                                                ---------       ---------       ---------
      Total investment securities                   1,563          (1,021)            542
                                                ---------       ---------       ---------

Federal funds sold                                     34              (6)             28

Loans, net of unearned discounts [3]                1,332          (1,010)            322
                                                ---------       ---------       ---------

TOTAL INTEREST INCOME                           $   2,980       $  (2,037)      $     943
                                                =========       =========       =========

INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                     $       7       $      (1)      $       6
    NOW                                                23              (6)             17
    Money market                                       86             109             195
    Time                                              272            (215)             57
  Foreign
    Time                                               --              (4)             (4)
                                                ---------       ---------       ---------
      Total interest-bearing deposits                 388            (117)            271
                                                ---------       ---------       ---------

Borrowings
  Securities sold under agreements
    to repurchase - customers                          53             (22)             31
  Securities sold under agreements
    to repurchase - dealers                             2             (16)            (14)
  Federal funds purchased                               7              (2)              5
  Commercial paper                                     (1)             (6)             (7)
  Other short-term debt                               (34)            (44)            (78)
  Long-term debt                                      (54)              9             (45)
                                                ---------       ---------       ---------
      Total borrowings                                (27)            (81)           (108)
                                                ---------       ---------       ---------

TOTAL INTEREST EXPENSE                          $     361       $    (198)      $     163
                                                =========       =========       =========

NET INTEREST INCOME                             $   2,619       $  (1,839)      $     780
                                                =========       =========       =========

[1]   This table is presented on a tax-equivalent basis.

[2] Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The effect of the extra day in 2004 has been included in the change in volume.

[3] Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

                                                                                For Capital                To Be Well
                                                       Actual                Adequacy Minimum             Capitalized
                                                 -------------------       -------------------       -------------------
As of March 31, 2004                              Amount       Ratio        Amount       Ratio        Amount       Ratio
--------------------                             --------      -----       --------      -----       --------      -----
Total Capital(to Risk Weighted Assets):
  The Company                                    $165,534      15.80%      $ 83,804       8.00%      $104,755      10.00%
  The bank                                        128,618      12.85         80,091       8.00        100,114      10.00

Tier 1 Capital(to Risk Weighted Assets):
  The Company                                     152,419      14.55         41,902       4.00         62,853       6.00
  The bank                                        116,078      11.59         40,045       4.00         60,068       6.00

Tier 1 Leverage Capital(to Average Assets):
  The Company                                     152,419       8.96         68,054       4.00         85,068       5.00
  The bank                                        116,078       6.97         66,607       4.00         83,258       5.00

As of December 31, 2003
-----------------------
Total Capital(to Risk Weighted Assets):
  The Company                                    $161,593      14.88%      $ 86,898       8.00%      $108,623      10.00%
  The bank                                        123,092      11.85         83,130       8.00        103,912      10.00

Tier 1 Capital(to Risk Weighted Assets):
  The Company                                     148,004      13.63         43,449       4.00         65,174       6.00
  The bank                                        110,086      10.59         41,565       4.00         62,347       6.00

Tier 1 Leverage Capital(to Average Assets):
  The Company                                     148,004       8.87         66,741       4.00         83,426       5.00
  The bank                                        110,086       6.76         65,112       4.00         81,390       5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIIABILITY MANAGEMENT

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

The Company takes a coordinated approach to the management of its liquidity, capital and interest rate risk. This risk management process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee. This committee, which is comprised of members of senior management, meets to review, among other things, economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and financial instruments.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Company's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices.

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its balance sheet positions by examining its near-term sensitivity and its longer-term gap position. In its management of interest rate risk, the Company utilizes several financial and statistical tools including traditional gap analysis and sophisticated income simulation models.

A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer-term structure of the balance sheet.

The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at March 31, 2004, presented on page 28, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

As part of its interest rate risk strategy, the Company may use financial instrument derivatives to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related balance sheet assets being hedged. The Company has written policy guidelines, approved by the Board of Directors, governing the use of financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis.

The Company utilizes income simulation models to complement its traditional gap analysis. While the Asset/Liability Committee routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The income simulation models measure the Company's net interest income volatility or sensitivity to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base has not been subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company's adjustable rate assets whose yields are based on external indices and generally change in concert with market interest rates.

The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2004, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.50% ($2.5 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 6.80% ($4.9 million) decline from an unchanged rate environment.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, pre-payments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customers preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: pre-payment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.

Liquidity Risk

Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed at both the parent company and the bank levels. Liquid Assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital market funds and other money market sources. Core deposits included domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank believe that they have significant unused borrowing capacity. Contingency plans exist which we believe could be implemented on a timely basis to mitigate the impact of any dramatic change in market conditions.

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history.

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits as defined, for the year to date combined with its retained net profits for the preceding two calendar years.

At March 31, 2004, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $24.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $43.8 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company's obligations and commitments to make future payments under contract as of March 31, 2004:

                                                               Payments Due by Period
                                        ------------------------------------------------------------------
Contractual                                          Less than         1-3            4-5          After 5
Obligations                               Total        1 Year         Years          Years          Years
----------------------------------------------------------------------------------------------------------
                                                              (in thousands)
Long-Term Debt                          $135,774      $     --      $ 25,774       $ 10,000       $100,000
Operating Leases                          27,876         3,319         6,166          6,192         12,199
                                        --------      --------      --------       --------       --------

Total Contractual Cash Obligations      $163,650      $  3,319      $ 31,940       $ 16,192       $112,199
                                        ========      ========      ========       ========       ========

The following table sets forth information regarding the Company's obligations under other commercial commitments as of March 31, 2004:

                                                    Amount of Commitment Expiration Per Period
                                        ------------------------------------------------------------------
Other Commercial                        Total Amount   Less than         1-3           4-5         After 5
Commitments                              Committed       1 Year         Years         Years         Years
----------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Residential loans                       $ 56,513        $ 56,513      $     --      $     --      $     --
Standby Letters of Credit                 31,647          30,711           936            --            --
Other Commercial Commitments              29,722          20,942         6,444         2,336            --
                                        --------        --------      --------      --------      --------

Total Commercial Commitments            $117,882        $108,166      $  7,380      $  2,336      $     --
                                        ========        ========      ========      ========      ========

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

                                                                            Repricing Date
                                          ---------------------------------------------------------------------------------------
                                                         More than       More than
                                           3 Months       3 Months       1 Year to         Over          Nonrate
                                            or Less       to 1 Year       5 Years        5 Years        Sensitive         Total
                                          ----------     ----------      ----------     ----------     ----------      ----------
ASSETS
  Interest-bearing deposits
    with other banks                      $    2,476     $       --      $       --     $       --     $       --      $    2,476
  Investment securities                        1,500          2,872          81,979        618,787          7,706         712,844
  Loans, net of unearned
    discounts
      Commercial and industrial              501,359          1,501           6,510              8           (498)        508,880
      Loans to depository
       institutions                           10,000             --              --             --             --          10,000
      Lease financing                          1,405         13,931         149,814          8,274        (20,942)        152,482
      Real estate                            119,661          8,425          68,427         17,556             (3)        214,066
      Installment                             14,784             45           1,119             64             (5)         16,007
  Noninterest-earning
    assets and allowance
    for loan losses                               --             --              --             --        118,611         118,611
                                          ----------     ----------      ----------     ----------     ----------      ----------

      Total Assets                           651,185         26,774         307,849        644,689        104,869       1,735,366
                                          ----------     ----------      ----------     ----------     ----------      ----------

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings [1]                                   --             --          34,217             --             --          34,217
    NOW [1]                                       --             --         133,189             --             --         133,189
    Money market [1]                         161,190             --          38,016             --             --         199,206
    Time - domestic                          189,253        155,097          79,889            150             --         424,389
         - foreign                             1,355          1,645              --             --             --           3,000
  Securities sold u/a/r - cust                35,392             --              --             --             --          35,392
  Securities sold u/a/r - deal                77,795             --              --             --             --          77,795
  Federal funds purchased                         --             --              --             --             --              --
  Commercial paper                            24,402             --              --             --             --          24,402
  Other short-term borrowings                 10,416          5,000              --             --             --          15,416
  Long-term borrowings - FHLB                     --             --          10,000        100,000         25,774         135,774
  Noninterest-bearing liabilities
   and shareholders' equity                       --             --              --             --        652,586         652,586
                                          ----------     ----------      ----------     ----------     ----------      ----------

      Total Liabilities and
        Shareholders' Equity                 499,803        161,742         295,311        100,150        678,360       1,735,366
                                          ----------     ----------      ----------     ----------     ----------      ----------

  Net Interest Rate
    Sensitivity Gap                       $  151,382     $ (134,968)     $   12,538     $  544,539     $ (573,491)     $       --
                                          ==========     ==========      ==========     ==========     ==========      ==========

  Cumulative Gap
    March 31, 2004                        $  151,382     $   16,414      $   28,952     $  573,491     $       --      $       --
                                          ==========     ==========      ==========     ==========     ==========      ==========

  Cumulative Gap
    March 31, 2003                        $  129,736     $   35,084      $   24,421     $  478,106     $       --      $       --
                                          ==========     ==========      ==========     ==========     ==========      ==========

  Cumulative Gap
    December 31, 2003                     $  230,662     $   77,756      $   46,397     $  595,450     $       --      $       --
                                          ==========     ==========      ==========     ==========     ==========      ==========

[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and run-off experience.

ITEM 4.CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. No changes in our internal control over financial reporting ( as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

              (i)(C) Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, March 3, 1989 (Filed as Exhibit A to the Registrant's Form 8-A dated March 6,1989 and incorporated by reference herein).

              (i)(D) Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, March 5, 1993 (Filed as Exhibit
                            4.1 to Registrant's Form 8-K dated March 5, 1993 and incorporated by reference herein).

              (i)(E) Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, February 26, 2004 (Filed as
                            Exhibit 3(i)(E) to Registrant's Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

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

            11.             Statement Re: Computation of Per Share Earnings

            31. Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)

            32.             Certifications of the CEO and CFO required by
                            Section 1350 of Chapter 63 of Title 18 of the U.S. Code

      (b)   Reports on Form 8-K:

            In a report on Form 8-K dated January 21, 2004 and filed on January 22, 2004, the Company reported under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing a conference call on January 22, 2004 to discuss the results of operations for the quarter and fiscal year ended December 31, 2003.

            In a report on Form 8-K dated January 22, 2004 and filed on January 23, 2004, the Company reported, under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", and under Item 12. "Results of Operations and Financial Condition", the press release announcing the results of operations for the quarter and year ended December 31, 2003.

            In a report on Form 8-K dated February 10, 2004 and filed on February 11, 2004, the Company reported, under Item 5. "Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing the grand opening of its Regional Banking Center in Long Island City, Queens.

            In a report on Form 8-K dated February 19, 2004 and filed on February 20, 2004, the Company reported under Item 5."Other Events" and under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing the declaration of a quarterly cash dividend of $0.19 payable March 31, 2004 to shareholders of record on March 15, 2004.

            In a report on Form 8-K dated March 1, 2004 and filed on March 2, 2004 the Company reported under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" and under Item 9. "Regulation FD Disclosure", the press release announcing a presentation on March 3, 2004 by John C. Millman, President of Sterling Bancorp, as part of the Keefe, Bruyette & Woods, Inc. Eastern Regional Bank Symposium.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STERLING BANCORP
                                         ----------------
                                           (Registrant)


     Date  5/10/04                       /s/ Louis J. Cappelli
         -------------                       -----------------------------------
                                             Louis J. Cappelli
                                             Chairman and
                                             Chief Executive Officer


     Date  5/10/04                       /s/ John W. Tietjen
         -------------                       -----------------------------------
                                             John W. Tietjen
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                                  Incorporated                         Sequential
  Exhibit                                                           Herein By            Filed            Page
  Number      Description                                         Reference To          Herewith           No.
  ------      -----------                                         ------------          --------       ----------
    11        Statement re: Computation                                                    X
              of Per Share Earnings

    31.1      Certifications of the CEO pursuant to                                        X
              Exchange Act Rule 13a-14(a)

    31.2      Certifications of the CFO pursuant to                                        X
              Exchange Act Rule 13a-14(a)

    32        Certifications of the CEO and CFO required by                                X
              Section 1350 of Chapter 63 of Title 18 of the
              U.S. Code