Form 10-Q
period 2004-06-30
STERLING BANCORP
filed 2004-08-09
CIK 93451

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

       As of July 31, 2004 there were 15,175,580 shares of common stock,
                         $1.00 par value, outstanding.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                                     Page
                                                                                 ----
   Item 1.           Financial Statements (Unaudited)

                     Consolidated Financial Statements                             3
                     Notes to Consolidated Financial Statements                    8
   Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                     Overview                                                     13
                     Income Statement Analysis                                    14
                     Balance Sheet Analysis                                       18
                     Capital                                                      22
                     Cautionary Statement Regarding Forward-Looking Statements    23
                     Average Balance Sheets                                       24
                     Rate/Volume Analysis                                         26
                     Regulatory Capital and Ratios                                28

   Item 3.           Quantitative and Qualitative Disclosures About
                     Market Risk

                     Asset/Liability Management                                   29
                     Interest Rate Sensitivity                                    33
   Item 4.           Controls and Procedures                                      34

PART II OTHER INFORMATION
   Item 4.           Submission of matters to a vote of security holders          35
   Item 6.           Exhibits and Reports on Form 8-K                             35

SIGNATURES                                                                        38

EXHIBIT INDEX
   Exhibit 3 (i)(F)  The Certificate of Amendment of the Certificate
                     of Incorporation of Sterling Bancorp filed with
                     the State of New York Department of State,
                     June 1, 2004.                                                40

   Exhibit  3(ii)(A) The By-Laws, as in effect on August 5, 2004                  42

   Exhibit 10 (i)    Form of Change in Control Severance Agreement
                     dated June 8, 2004 entered into between the
                     Registrant and one Executive                                 71

   Exhibit 11        Statement Re: Computation of Per Share
                     Earnings                                                     86

   Exhibit 31        Certifications of the CEO and CFO pursuant to
                     Exchange Act Rule 13a-14(a)                                  87

   Exhibit 32        Certifications of the CEO and CFO required by
                     Section 1350 of Chapter 63 of Title 18 of the
                     U.S. Code                                                    89

                       STERLING BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                   June 30,          December 31,
ASSETS                                                               2004                2003
                                                                --------------      --------------
Cash and due from banks                                         $   74,604,802      $   63,947,722
Interest-bearing deposits with other banks                           2,160,545           1,656,338

Securities available for sale                                      160,693,254         195,477,473
Securities available for sale - pledged                            139,758,890         117,250,082
Securities held to maturity                                        234,151,954         203,480,172
Securities held to maturity - pledged                              161,458,400         166,910,347
                                                                --------------      --------------
        Total investment securities                                696,062,498         683,118,074
                                                                --------------      --------------
Loans held for sale                                                 44,457,783          40,556,380
                                                                --------------      --------------
Loans held in portfolio, net of unearned discounts                 903,136,193         900,556,215
Less allowance for loan losses                                      15,027,815          14,458,951
                                                                --------------      --------------
        Loans, net                                                 888,108,378         886,097,264
                                                                --------------      --------------
Customers' liability under acceptances                               1,066,643             953,571
Excess cost over equity in net assets of the
  banking subsidiary                                                21,158,440          21,158,440
Premises and equipment, net                                         10,284,889           9,226,183
Other real estate                                                    1,033,022             829,856
Accrued interest receivable                                          5,256,349           5,069,423
Bank owned life insurance                                           22,348,999          21,872,266
Other assets                                                        32,076,969          24,260,063
                                                                --------------      --------------
                                                                $1,798,619,317      $1,758,745,580
                                                                ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                  $  444,343,195      $  474,091,890
  Interest-bearing deposits                                        811,443,452         737,648,930
                                                                --------------      --------------
        Total deposits                                           1,255,786,647       1,211,740,820
Securities sold under agreements to repurchase - customers          80,681,067          42,490,862
Securities sold under agreements to repurchase - dealers            58,616,079          51,327,944
Federal funds purchased                                                     --          10,000,000
Commercial paper                                                    36,200,700          28,799,055
Other short-term borrowings                                         15,524,830          56,871,359
Acceptances outstanding                                              1,066,643             953,571
Accrued expenses and other liabilities                              75,717,156          77,602,887
Long-term debt                                                     135,774,000         135,774,000
                                                                --------------      --------------
        Total liabilities                                        1,659,367,122       1,615,560,498
                                                                --------------      --------------
Shareholders' equity
Preferred stock, $5 par value. Authorized
  644,389 shares; Series D  issued 0
   and 224,432 shares,respectively                                          --           2,244,320
Common stock, $1 par value. Authorized
  20,000,000 shares; issued 16,794,483
   and 16,244,549 shares, respectively                              16,794,483          16,244,549
Capital surplus                                                    145,402,844         142,393,959
Retained earnings                                                   25,141,114          17,751,859
Accumulated other comprehensive loss, net of tax                    (5,265,501)           (976,782)
                                                                --------------      --------------
                                                                   182,072,940         177,657,905
Less
  Common shares in treasury at cost, 1,618,903
    and 1,306,587 shares, respectively                              42,297,109          33,577,847
  Unearned compensation                                                523,636             894,976
                                                                --------------      --------------
        Total shareholders' equity                                 139,252,195         143,185,082
                                                                --------------      --------------
                                                                $1,798,619,317      $1,758,745,580
                                                                ==============      ==============

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   (Unaudited)

                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                              2004             2003             2004             2003
                                           -----------      -----------      -----------      -----------
INTEREST INCOME
  Loans                                    $15,412,372      $15,380,839      $30,494,367      $30,140,752
  Investment securities
    Available for sale                       3,453,895        2,394,809        7,145,715        4,906,586
    Held to maturity                         4,677,056        5,297,940        9,383,464       10,628,939
  Federal funds sold                             5,794           17,926           56,136           39,902
  Deposits with other banks                      3,067            3,941            7,176           12,494
                                           -----------      -----------      -----------      -----------
        Total interest income               23,552,184       23,095,455       47,086,858       45,728,673
                                           -----------      -----------      -----------      -----------
INTEREST EXPENSE
  Deposits                                   2,373,990        2,309,285        4,847,135        4,510,920
  Securities sold under agreements
    to repurchase                              365,728          383,906          681,360          682,851
  Federal funds purchased                       47,553           24,293           63,443           35,765
  Commercial paper                              78,597           55,418          141,359          126,069
  Other short-term borrowings                   93,377          140,841          205,571          330,609
  Long-term debt                             1,559,683        1,604,814        3,119,375        3,209,132
                                           -----------      -----------      -----------      -----------
        Total interest expense               4,518,928        4,518,557        9,058,243        8,895,346
                                           -----------      -----------      -----------      -----------
Net interest income                         19,033,256       18,576,898       38,028,615       36,833,327
Provision for loan losses                    2,470,500        2,172,500        4,897,000        3,963,800
                                           -----------      -----------      -----------      -----------
Net interest income after provision
  for loan losses                           16,562,756       16,404,398       33,131,615       32,869,527
                                           -----------      -----------      -----------      -----------
NONINTEREST INCOME
  Factoring income                           1,767,472        1,410,679        3,194,341        2,763,181
  Mortgage banking income                    3,914,419        3,690,889        7,545,810        6,933,537
  Service charges on deposit accounts        1,159,177        1,269,782        2,222,520        2,501,780
  Trade finance income                         518,000          588,631        1,010,807        1,161,644
  Trust fees                                   166,038          165,051          347,735          330,448
  Other service charges and fees               480,825          531,504          955,229          966,714
  Bank owned life insurance income             243,039          277,150          476,734          537,980
  Securities gains                             148,500          100,366          684,804          196,358
  Other income                                 327,830           81,248          511,429          177,955
                                           -----------      -----------      -----------      -----------
        Total noninterest income             8,725,300        8,115,300       16,949,409       15,569,597
                                           -----------      -----------      -----------      -----------
NONINTEREST EXPENSES
  Salaries and employee benefits             9,735,529        8,562,583       18,087,304       17,046,238
  Occupancy expenses, net                    1,085,164        1,234,531        2,310,894        2,530,252
  Equipment expenses                           658,105          719,575        1,414,259        1,366,089
  Advertising and marketing                    924,463          859,565        2,017,923        1,650,383
  Professional fees                          1,073,961          899,357        1,987,632        1,625,989
  Data processing fees                         300,483          260,022          587,943          525,054
  Stationery and printing                      194,434          236,797          461,005          445,115
  Communications                               391,466          405,989          798,193          848,679
  Mortgage tax expense                         200,685          256,909          362,381          434,576
  Other expenses                             1,499,320        1,585,383        2,729,926        2,940,554
                                           -----------      -----------      -----------      -----------
        Total noninterest expenses          16,063,610       15,020,711       30,757,460       29,412,929
                                           -----------      -----------      -----------      -----------
Income before income taxes                   9,224,446        9,498,987       19,323,564       19,026,195
Provision for income taxes                   2,504,847        3,638,985        6,143,456        7,319,770
                                           -----------      -----------      -----------      -----------
Net income                                 $ 6,719,599      $ 5,860,002      $13,180,108      $11,706,425
                                           ===========      ===========      ===========      ===========
Average number of common
 shares outstanding
  Basic                                     15,332,631       14,850,210       15,234,781       14,846,243
  Diluted                                   16,034,529       15,683,465       16,017,106       15,664,707
Earnings per average common share
  Basic                                    $      0.44      $      0.39      $      0.87      $      0.78
  Diluted                                         0.42             0.37             0.82             0.74
Dividends per common share                        0.19             0.15             0.38             0.30

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                              June 30,
                                               2004               2003               2004               2003
                                           ------------       ------------       ------------       ------------
Net Income                                 $  6,719,599       $  5,860,002       $ 13,180,108       $ 11,706,425

Other comprehensive income,
 net of tax:
   Unrealized holding gains (losses)
   arising during the period                 (4,981,422)           108,583         (3,553,842)          (411,225)

   Reclassification adjustment for
   gains included in net income                 (80,338)           (54,298)          (370,479)          (106,230)
 Minimum pension liability adjustment                --                 --           (364,398)                --
                                           ------------       ------------       ------------       ------------
Comprehensive income                       $  1,657,839       $  5,914,287       $  8,891,389       $ 11,188,970
                                           ============       ============       ============       ============

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                  (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               2004                2003
                                                          -------------       -------------
Preferred Stock
  Balance at January 1                                    $   2,244,320       $   2,322,060
  Conversions of Series D shares                             (2,244,320)            (38,370)
                                                          -------------       -------------
  Balance at June 30                                      $          --       $   2,283,690
                                                          =============       =============
Common Stock
  Balance at January 1                                    $  16,244,549       $  13,124,002
  Conversions of preferred shares into common shares            428,304               5,851
  Options exercised                                             121,630              73,579
                                                          -------------       -------------
  Balance at June 30                                      $  16,794,483       $  13,203,432
                                                          =============       =============
Capital Surplus
  Balance at January 1                                    $ 142,393,959       $ 143,495,362
  Conversions of preferred shares into common shares          1,816,016              32,519
  Options exercised                                           1,192,869           1,099,847
                                                          -------------       -------------
  Balance at June 30                                      $ 145,402,844       $ 144,627,728
                                                          =============       =============
Retained Earnings
  Balance at January 1                                    $  17,751,859       $   3,783,539
  Net Income                                                 13,180,108          11,706,425
  Cash dividends paid - common shares                        (5,790,853)         (4,474,055)
                      - preferred shares                             --             (63,144)
                                                          -------------       -------------
  Balance at June 30                                      $  25,141,114       $  10,952,765
                                                          =============       =============
Accumulated Other Comprehensive Income
  Balance at January 1                                    $    (976,782)      $   1,330,239
                                                          -------------       -------------
  Unrealized holding gains (losses)
    arising during the period:
     Before tax                                              (6,569,026)           (760,122)
     Tax effect                                               3,015,184             348,897
                                                          -------------       -------------
       Net of tax                                            (3,553,842)           (411,225)
                                                          -------------       -------------
  Reclassification adjustment for gains:
   included in net income:
     Before tax                                                (684,804)           (196,358)
     Tax effect                                                 314,325              90,128
                                                          -------------       -------------
       Net of tax                                              (370,479)           (106,230)
                                                          -------------       -------------
  Minimum pension liability adjustment:
     Before tax                                                (673,563)                 --
     Tax effect                                                 309,165                  --
                                                          -------------       -------------
       Net of tax                                              (364,398)                 --
                                                          -------------       -------------
  Balance at June 30                                      $  (5,265,501)      $     812,784
                                                          =============       =============
Treasury Stock
  Balance at January 1                                    $ (33,577,847)      $ (32,400,952)
  Purchase of common shares                                  (8,310,004)           (256,007)
  Surrender of shares issued under
    incentive compensation plan                                (409,258)           (820,779)
                                                          -------------       -------------
  Balance at June 30                                      $ (42,297,109)      $ (33,477,738)
                                                          =============       =============
Unearned Compensation
  Balance at January 1                                    $    (894,976)      $  (1,873,926)
  Amortization of unearned compensation                         371,340             371,340
                                                          -------------       -------------
  Balance at June 30                                      $    (523,636)      $  (1,502,586)
                                                          =============       =============
Total Shareholders' Equity
  Balance at January 1                                    $ 143,185,082       $ 129,780,324
  Net changes during the period                              (3,932,887)          7,119,751
                                                          -------------       -------------
  Balance at June 30                                      $ 139,252,195       $ 136,900,075
                                                          =============       =============

See Notes to Consolidated Financial Statements.

                       STERLING BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                                     2004                2003
                                                                 -------------       -------------
Operating Activities
  Net Income                                                     $  13,180,108       $  11,706,425
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Provision for loan losses                                        4,897,000           3,963,800
    Depreciation and amortization of premises and equipment            865,456             834,745
    Securities gains                                                  (684,804)           (196,358)
    Income from bank owned life insurance                             (476,734)           (537,980)
    Deferred income tax benefit                                     (1,234,789)           (188,357)
    Net change in loans held for sale                               (3,901,403)        (15,126,145)
    Amortization of unearned compensation                              371,340             371,340
    Amortization of premiums on securities                             834,498           1,075,929
    Accretion of discounts on securities                              (238,570)           (715,271)
    Increase  in accrued interest receivable                          (186,926)           (106,699)
    Increase in accrued expenses and
     other liabilities                                              (1,885,731)         (7,473,496)
    Increase in other assets                                        (3,252,610)         (3,122,002)
    Other, net                                                        (773,655)           (798,756)
                                                                 -------------       -------------
     Net cash provided by (used in) operating activities             7,513,180         (10,312,825)
                                                                 -------------       -------------
Investing Activities
  Purchase of premises and equipment                                (1,924,162)           (883,584)
  (Increase) Decrease in interest-bearing deposits
   with other banks                                                   (504,207)            585,021
  Decrease in Federal funds sold                                            --           5,000,000
  Net increase in loans held in portfolio                           (6,908,114)        (12,992,807)
  Increase in other real estate                                       (203,166)           (141,812)
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                 77,816,013         114,664,371
  Purchases of securities - held to maturity                      (103,447,707)       (134,863,881)
  Proceeds from sales of securities - available for sale            47,105,146           5,846,762
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                               49,902,606         228,127,812
  Purchases of securities - available for sale                     (91,485,434)       (209,722,161)
                                                                 -------------       -------------
     Net cash used in investing activities                         (29,649,025)         (4,380,279)
                                                                 -------------       -------------
Financing Activities
  Decrease in noninterest-bearing deposits                         (29,748,695)        (16,458,686)
  Increase in interest-bearing deposits                             73,794,522          34,360,843
  Decrease in Federal funds purchased                              (10,000,000)                 --
  Net increase in securities sold under agreements
   to repurchase                                                    45,478,340          17,796,802
  Decrease in commercial paper and
   other short-term borrowings                                     (33,944,884)        (17,391,405)
  Purchase of treasury stock                                        (8,310,004)           (256,007)
  Proceeds from exercise of stock options                            1,314,499           1,173,426
  Cash dividends paid on common and preferred stock                 (5,790,853)         (4,537,199)
                                                                 -------------       -------------
        Net cash provided by financing activities                   32,792,925          14,687,774
                                                                 -------------       -------------
Net increase (decrease) in cash and due from banks                  10,657,080              (5,330)
Cash and due from banks - beginning of period                       63,947,722          58,173,569
                                                                 -------------       -------------
Cash and due from banks - end of period                          $  74,604,802       $  58,168,239
                                                                 =============       =============
Supplemental disclosures:
  Interest paid                                                  $   8,945,095       $   7,769,165
  Income taxes paid                                                 10,614,100           7,405,194

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 2004 and 2003 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to prior period amounts to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company effected a five-for-four stock split on September 10,2003 and paid stock dividends as follows: 20% on December 9, 2002; 10% on December 10, 2001; 10% on December 11, 2000; and 5% on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods have been restated to reflect the effect of the stock split and stock dividends.

2. At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 15 of the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to the stock-based employee compensation plans.

      Three Months Ended June 30,                           2004                2003
                                                       -------------       -------------
      Net income available for
          common shareholders                          $   6,719,599       $   5,828,651
      Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards,
          net of related tax effects                        (134,599)           (297,668)
                                                       -------------       -------------

      Pro forma, net income                            $   6,585,000       $   5,530,983
                                                       =============       =============

      Earnings per average common share:
          Basic- as reported                           $        0.44       $        0.39
          Basic- pro forma                                      0.43                0.37
          Diluted- as reported                                  0.42                0.37
          Diluted- pro forma                                    0.41                0.35

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      Six Months Ended June 30,                            2004              2003
                                                       -----------       -----------
      Net income available for
          common shareholders                          $13,180,108       $11,643,281
      Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards,
          net of related tax effects                      (260,199)         (586,656)
                                                       -----------       -----------

      Pro forma, net income                            $12,919,909       $11,056,625
                                                       ===========       ===========

      Earnings per average common share:
          Basic- as reported                           $      0.87       $      0.78
          Basic- pro forma                                    0.85              0.74
          Diluted- as reported                                0.82              0.74
          Diluted- pro forma                                  0.80              0.70

3. The major components of domestic loans held for sale and loans held in portfolio are as follows:

                                                                  June 30,
                                                       ------------------------------
                                                           2004              2003
                                                       ------------      ------------
      Loans held for sale
        Real estate-mortgage                           $ 44,457,783      $ 69,811,132
                                                       ============      ============
      Loans held in portfolio
        Commercial and industrial                      $560,670,257      $490,035,642
        Lease financing                                 180,223,253       154,600,599
        Real estate-mortgage                            167,778,306       141,411,118
        Real estate-construction                          2,341,340         2,392,639
        Installment                                      14,734,012        11,767,941
        Loans to depository institutions                         --        20,000,000
                                                       ------------      ------------

        Loans, gross                                    925,747,168       820,207,939
        Less unearned discounts                          22,610,975        19,229,238
                                                       ------------      ------------

        Loans, net of unearned discounts               $903,136,193      $800,978,701
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

      The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2004 year-to-date average interest-earning assets were 55.0% loans (corporate lending was 72.9% and real estate lending was 24.2% of total loans, respectively) and 44.1% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 68% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following tables provide certain information regarding the Company's operating segments for the three-and six-month periods ended June 30, 2004 and 2003:

                                             Corporate        Real Estate       Company-wide
                                              Lending           Lending           Treasury            Totals
                                            ------------      ------------      ------------      --------------
      Three Months Ended June 30, 2004
      Net interest income                   $  8,692,580      $  3,856,463      $  6,049,927      $   18,598,970
      Noninterest income                       3,249,504         3,973,944           360,348           7,583,796
      Depreciation and amortization               80,383            99,944                --             180,327
      Segment income before taxes              4,264,833         4,023,196         7,338,517          15,626,546
      Segment assets                         696,664,861       255,535,670       810,705,254       1,762,905,785

      Three Months Ended June 30, 2003
      Net interest income                   $  8,441,398      $  4,175,562      $  5,550,286      $   18,167,246
      Noninterest income                       3,023,464         3,762,007           402,537           7,188,008
      Depreciation and amortization               38,472            78,136                --             116,608
      Segment income before taxes              4,911,158         3,995,067         6,413,440          15,319,665
      Segment assets                         641,338,480       217,811,425       693,158,365       1,552,308,270

      Six Months Ended June 30, 2004
      Net interest income                   $ 17,035,596      $  7,662,696      $ 12,450,158      $   37,148,450
      Noninterest income                       6,174,555         7,677,372         1,209,721          15,061,648
      Depreciation and amortization              141,164           199,715                --             340,879
      Segment income before taxes              6,891,986         8,091,804        15,244,746          30,228,536
      Segment assets                         696,664,861       255,535,670       810,705,254       1,762,905,785

      Six Months Ended June 30, 2003
      Net interest income                   $ 16,764,934      $  7,927,652      $ 11,320,679      $   36,013,265
      Noninterest income                       6,028,036         7,067,164           779,670          13,874,870
      Depreciation and amortization               88,637           154,392                --             243,029
      Segment income before taxes              8,646,012         7,316,417        12,949,568          28,911,997
      Segment assets                         641,338,480       217,811,425       693,158,365       1,552,308,270

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                     Three Months Ended June 30,                    Six Months Ended June 30,
                                                 -------------------------------------       -------------------------------------
                                                      2004                  2003                  2004                   2003
                                                 ---------------       ---------------       ---------------       ---------------
Net interest income:
    Total for reportable operating segments      $    18,598,970            18,167,246       $    37,148,450            36,013,265
    Other [1]                                            434,286               409,653               880,165               820,062
                                                 ---------------       ---------------       ---------------       ---------------

Consolidated net interest income                 $    19,033,256       $    18,576,898       $    38,028,615       $    36,833,327
                                                 ===============       ===============       ===============       ===============

Noninterest income:
    Total for reportable operating segments      $     7,583,796       $     7,188,008       $    15,061,648       $    13,874,870
    Other [1]                                          1,141,504               927,292             1,887,761             1,694,727
                                                 ---------------       ---------------       ---------------       ---------------

Consolidated noninterest income                  $     8,725,300       $     8,115,300       $    16,949,409       $    15,569,597
                                                 ===============       ===============       ===============       ===============

Income before taxes:
    Total for reportable operating segments      $    15,626,546       $    15,319,665       $    30,228,536       $    28,911,997
    Other [1]                                         (6,402,100)           (5,820,678)          (10,904,972)           (9,885,802)
                                                 ---------------       ---------------       ---------------       ---------------

Consolidated income before income taxes          $     9,224,446       $     9,498,987       $    19,323,564       $    19,026,195
                                                 ===============       ===============       ===============       ===============

Assets:
    Total for reportable operating segments      $ 1,762,905,785       $ 1,552,308,270       $ 1,762,905,785       $ 1,552,308,270
    Other [1]                                         35,713,532            28,388,355            35,713,532            28,388,355
                                                 ---------------       ---------------       ---------------       ---------------

Consolidated assets                              $ 1,798,619,317       $ 1,580,696,625       $ 1,798,619,317       $ 1,580,696,625
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

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. The following information is provided in connection with the sales of available for sale securities:

      Three Months Ended June 30,                   2004            2003
                                                -----------      ----------
            Proceeds                            $10,073,504      $3,281,747

            Gross Gains                             148,500         100,366

            Gross Losses                                 --              --

      Six Months Ended June 30,                     2004            2003
                                                -----------      ----------
            Proceeds                            $47,105,146      $5,846,762

            Gross Gains                             684,804         196,358

            Gross Losses                                 --              --

7. In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

8. The following tables set forth the disclosures required for net periodic benefit cost and net benefit cost:

                                         Three Months Ended June 30,          Six Months Ended June 30,
                                        -----------------------------       -----------------------------
                                           2004                2003            2004               2003
                                        ---------           ---------       -----------       -----------
COMPONENTS OF NET PERIODIC COST
Service Cost                            $ 392,495           $ 326,750       $   803,041       $   598,565
Interest Cost                             497,743             510,598         1,014,487           924,903
Expected return on plan assets           (423,490)           (395,035)         (875,519)         (737,648)
Amortization of prior service cost         19,331              19,331            38,662            38,662
Recognized actuarial loss                 217,970             228,198           427,091           403,256
                                        ---------           ---------       -----------       -----------

Net periodic benefit cost                 704,049             689,842         1,407,762         1,227,738

Settlement gain                                --                  --        (1,331,190)               --
                                        ---------           ---------       -----------       -----------

Net benefit cost                        $ 704,049           $ 689,842       $    76,572       $ 1,227,738
                                        =========           =========       ===========       ===========

The Company previously disclosed in its financial statements for the quarter ended March 31,2004, that it expected to contribute approximately $1,000,000 to the defined benefit pension plan in 2004. As of June 30, 2004, the expected contribution remained $1,000,000. No contribution has been made as of June 30, 2004.

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

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration, and investment management services. The Company has operations in New York, Virginia and North Carolina and conducts business throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans.

For the three months ended June 30, 2004, the bank's average earning assets represented approximately 97.5% of the Company's average earning assets. Loans represented 54.3% and investment securities represented 45.3% of the bank's average earning assets for the second quarter of 2004.

For the six months ended June 30, 2004, the bank's average earning assets represented approximately 97.5% of the Company's average earning assets. Loans represented 53.9% and investment securities represented 45.2% of the bank's average earning assets for the first six months of 2004.

The Company's primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations, and its asset-liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company's results of operations and financial condition.

Although management endeavors to minimize the credit risk inherent in the Company's loan portfolio, it must necessarily make various assumptions and judgments about the collectibility of the loan portfolio based on its experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets ("net interest margin") is calculated by dividing tax equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 26 and 27. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 24 and 25.

Comparisons of the Three Months Ended June 30, 2004 and 2003

The Company reported net income for the three months ended June 30, 2004 of $6.7 million, representing $0.42 per share, calculated on a diluted basis, compared to $5.9 million, or $0.37 per share calculated on a diluted basis, for the second quarter of 2003. This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

Net Interest Income

Net interest income on a tax equivalent basis, increased to $19.2 million for the second quarter of 2004 from $18.8 million for the 2003 period, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by a lower yield on earning assets and higher average interest-bearing deposit balances. The net interest margin, on a tax equivalent basis, was 4.75% for the second quarter of 2004 compared to 5.31% for 2003. The decrease in the net interest margin was primarily the result of the impact of the lower interest rate environment in 2004, partially offset by the impact of an increase in average investment securities and loan outstandings.

Total interest income, on a tax-equivalent basis, aggregated $23.7 million for the second quarter of 2004, up from $23.3 million for the 2003 period. The tax-equivalent yield on interest-earning assets was 5.91% for the second quarter of 2004 compared to 6.62% for the 2003 period.

Interest earned on the loan portfolio amounted to $15.4 million for the second quarter of 2004, unchanged from a year ago. Average loan balances amounted to $901.2 million, an increase of $67.0 million from an average of $834.2 million in the prior year period. The increase in the average loans (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the loan portfolio to 7.02% for the second quarter of 2004 from 7.64% for 2003 was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and the lower interest rate environment in 2004.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $8.3 million for the second quarter of 2004 from $7.9 million in the prior year period. Average outstandings increased to $717.2 million from $593.7 in the prior year period. The average life of the securities portfolio was approximately 3.9 years at June 30, 2004 compared to 2.9 years at June 30, 2003, reflecting the impact of purchases made in the third and fourth quarters of 2003 and the first quarter of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the 2004 period and of the principal prepayments primarily in the third and fourth quarters of 2003.

Total interest expense was $4.5 million for the second quarter of 2004, unchanged from the 2003 period. An increase in average balances for interest-bearing deposits was partially offset by lower rates paid for those balances.

Interest expense on deposits increased to $2.4 million for the second quarter of 2004 from $2.3 million for the 2003 period due to an increase in average balance partially offset by a decrease in the cost of those funds. Average interest-bearing deposit balances increased to $798.3 million for the second quarter of 2004 from $676.2 in the 2003 period primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.20%, 17 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2004.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for the second quarter of 2004 increased to $2.5 million from $2.2 million for the prior year period. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrural loans.

Noninterest Income

Noninterest income increased to $8.7 million for the second quarter of 2004 from $8.1 million in the 2003 period, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin mortgage loans, and from factoring activities. Partially offsetting these increases were lower revenues from fees for deposit and various other services and from bank-owned life insurance program.

Noninterest Expenses

Noninterest expenses increased $1.0 million for the second quarter of 2004 when compared to the 2003 period. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and employee benefits and professional fees.

Provision for Income Taxes

The provision for income taxes decreased to $2.5 million for the second quarter of 2004 from $3.6 in the 2003 period. The lower provision for taxes in the second quarter of 2004 was due to the resolution of certain state tax issues for tax years 1999-2001.

Comparisons of the Six Months Ended June 30, 2004 and 2003

The Company reported net income for the six months ended June 30, 2004 of $13.2 million, representing $0.82 per share, calculated on a diluted basis, compared to $11.7 million, or $0.74 per share calculated on a diluted basis, for the first six months of 2003. This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

Net Interest Income

Net interest income on a tax equivalent basis, increased to $38.5 million for the first six months of 2004 from $37.3 million for the 2003 period, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by a lower yield on earning assets and higher average interest-bearing deposit balances. The net interest margin, on a tax equivalent basis, was 4.87% for the first six months of 2004 compared to 5.43% for 2003. The decrease in the net interest margin was primarily the result of the impact of the lower interest rate environment in 2004, partially offset by the impact of an increase in average investment securities and loan outstandings.

Total interest income, on a tax-equivalent basis, aggregated $47.5 million for the first six months of 2004, up from $46.2 million for the 2003 period. The tax-equivalent yield on interest-earning assets was 6.04% for the first six months of 2004 compared to 6.76% for the 2003 period.

Interest earned on the loan portfolio amounted to $30.5 million for the first six months of 2004, up $0.4 million from a year ago. Average loan balances amounted to $881.9 million, an increase of $63.3 million from an average of $818.6 million in the prior year period. The increase in the average loans (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the loan portfolio to 7.22% for the first six months of 2004 from 7.77% for 2003 was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and the lower interest rate environment in 2004.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $16.9 million for the first six months of 2004 from $16.0 million in the prior year period. Average outstandings increased to $706.2 million from $580.9 in the prior year period. The average life of the securities portfolio was approximately 3.9 years at June 30, 2004 compared to 2.9 years at June 30, 2003, reflecting the impact of purchases made in the third and fourth quarters of 2003 and the first quarter of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the 2004 period and of the principal prepayments primarily in the third and fourth quarters of 2003.

Total interest expense increased to $9.1 million for the first six months of 2004 from $8.9 million for the 2003 period, primarily due to higher average balances for interest-bearing deposits partially offset by lower rates paid for those balances and for borrowed funds.

Interest expense on deposits increased to $4.8 million for the first six months of 2004 from $4.5 million for the 2003 period due to an increase in average balance partially offset by a decrease in the cost of those funds. Average interest-bearing deposit balances increased to $796.2 million for the first six months of 2004 from $665.8 in the 2003 period primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.22% which was 15 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2004.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for the first six months of 2004 increased to $4.9 million from $4.0 million for the prior year period. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrural loans.

Noninterest Income

Noninterest income increased to $16.9 million for the first six months of 2004 from $15.6 million in the 2003 period, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin mortgage loans, and from factoring activities, and gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees for deposit and various other services and from bank-owned life insurance program.

Noninterest Expenses

Noninterest expenses increased $1.3 million for the first six months of 2004 when compared to the 2003 period. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and employee benefits, advertising and marketing, and professional fees. These higher expenses were partially offset by a $1.3 million reduction in employee benefit costs in the first quarter of 2004 as a result of an executive relinquishing his right to receive pension payments in exchange for a life insurance policy.

Provision for Income Taxes

The provision for income taxes decreased to $6.1 million for the first six months of 2004 from $ 7.3 million in the 2003 period. The lower provision for taxes in the 2004 period was due to the resolution, during the second quarter of 2004, of certain state tax issues for tax years 1999-2001.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At June 30, 2004, the Company's portfolio of securities totaled $696.1 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 3.9 years amounted to $625.1 million. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $3.6 million and $7.4 million, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $2.5 million and gross unrealized losses of $5.9 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

                                         Gross             Gross             Gross
                                       Amortized         Unrealized        Unrealized           Market
June 30, 2004                             Cost              Gains            Losses              Value
                                      ------------      ------------      ------------       ------------
U.S. Treasury securities              $  2,499,735      $         --      $       (204)      $  2,499,531
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                           177,858,734           919,515        (2,515,914)       176,262,335
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations                  57,570,726                --        (3,071,481)        54,499,245
Obligations of state and
  political institutions                29,289,067         1,255,317                --         30,544,384
Trust preferred securities               3,220,969           318,090                --          3,539,059
Other debt securities                   24,993,872                --          (340,747)        24,653,125
Federal Reserve Bank and
  other equity securities                8,435,142            19,323                --          8,454,465
                                      ------------      ------------      ------------       ------------

          Total                       $303,868,245      $  2,512,245      $ (5,928,346)      $300,452,144
                                      ============      ============      ============       ============

The following table presents information regarding securities held to maturity:

                                                           Gross              Gross           Estimated
                                       Carrying          Unrealized        Unrealized           Market
June 30, 2004                            Value             Gains             Losses             Value
                                      ------------      ------------      ------------       ------------
Obligations of U.S. govern-
  ment corporations and
  agencies-- mortgage-backed
  securities                          $314,724,447      $  3,518,689      $ (3,603,150)      $314,639,986
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations                  79,635,907            51,712        (3,821,720)        75,865,899
Debt securities issued by
  Foreign governments                    1,250,000                --                --          1,250,000
                                      ------------      ------------      ------------       ------------

          Total                       $395,610,354      $  3,570,401      $ (7,424,870)      $391,755,885
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

The Company's commercial and industrial loan portfolio represents approximately 59% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. Sources of repayment are from the borrower's operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The Company's real estate loan portfolio, which represents approximately 22% of all loans, is secured by mortgages on real property located principally in the states of New York and Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 17% of all loans. The collateral securing any loan may vary in value based on market conditions.

The following table sets forth the composition of the Company's loans held for sale and loans held in portfolio:

                                                             June 30,
                                        ---------------------------------------------------
                                                 2004                         2003
                                        ----------------------       ----------------------
                                                         ($ in thousands)
                                                         % of                         % of
                                        Balances        Gross        Balances        Gross
                                        --------        -----        --------        -----
Domestic
  Commercial and industrial             $560,257          59.1%      $489,525          56.2%
  Equipment lease financing              158,033          16.7        135,903          15.6
  Real estate - mortgage                 212,234          22.4        211,215          24.2
  Real estate - construction               2,341           0.2          2,393           0.3
  Installment - individuals               14,729           1.6         11,754           1.4
  Loans to depository institutions            --            --         20,000           2.3
                                        --------      --------       --------      --------

  Loans, net of unearned discounts      $947,594         100.0%      $870,790         100.0%
                                        ========      ========       ========      ========

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

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses includes, but is not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management's evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 2004, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.66% and the allowance was $15.0 million. At such date, the Company's nonaccrual loans amounted to $2.8 million; $848 thousand of such loans was judged to be impaired within the scope of SFAS No. 114. Based on the foregoing, as well as management's judgment as to the current risks inherent in loans held in portfolio, the Company's allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 2004. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first six months of 2004. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1.1 million at June 30, 2004.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

      The following table provides certain information with respect to the Company's deposits:

                                                            June 30,
                                      -------------------------------------------------------
                                               2004                             2003
                                      ------------------------       ------------------------
                                                          ($ in thousands)
                                                         % of                           % of
                                       Balances         Total          Balances        Total
                                       --------         -----          --------        -----
Domestic
  Demand                              $  444,343          35.4%      $  385,144          36.2%
  NOW                                    134,964          10.7          120,323          11.3
  Savings                                 31,672           2.5           27,880           2.6
  Money market                           204,868          16.3          164,514          15.4
  Time deposits                          436,939          34.8          364,183          34.2
                                      ----------      --------       ----------      --------

         Total domestic deposits       1,252,786          99.7        1,062,044          99.7
Foreign
  Time deposits                            3,000           0.3            3,000           0.3
                                      ----------      --------       ----------      --------

      Total deposits                  $1,255,786         100.0%      $1,065,044         100.0%
                                      ==========      ========       ==========      ========

Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customers' balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 24 and 25.

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial condition, revenues, expenses, results of operations, liquidity or regulatory capital.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 28. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from "well capitalized" to "critically under capitalized", are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a "well capitalized" bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2004, the Company and the bank exceeded the requirements for "well capitalized" institutions.

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

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                          Three Months Ended June 30,

                             (dollars in thousands)

                                                                    2004                                     2003
                                                  -------------------------------------     ------------------------------------
                                                     Average                    Average        Average                   Average
ASSETS                                               Balance      Interest       Rate          Balance      Interest      Rate
                                                  ------------    --------     --------     -----------   -----------    -------
Interest-bearing deposits
  with other banks                                $      2,952    $      3       0.58%      $     3,087   $         4      0.73%
Securities available for sale                          291,038       3,126       4.30           159,581         2,039      5.11
Securities held to maturity                            395,637       4,676       4.73           401,479         5,298      5.28
Securities tax-exempt [2]                               30,494         516       6.81            32,622           605      7.44
Federal funds sold                                       2,418           7       0.95             5,879            18      1.21
Loans, net of unearned discounts [3]                   901,156      15,412       7.02           834,160        15,381      7.64
                                                  ------------    --------                  -----------   -----------
TOTAL INTEREST-EARNING ASSETS                        1,623,695      23,740       5.91%        1,436,808        23,345      6.62%
                                                                  --------     ======                     -----------     =====
Cash and due from banks                                 58,365                                   57,931
Allowance for loan losses                              (15,597)                                 (14,481)
Goodwill                                                21,158                                   21,158
Other assets                                            72,470                                   64,186
                                                  ------------                              -----------
                  TOTAL ASSETS                    $  1,760,091                              $ 1,565,602
                                                  ============                              ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                        $     32,636          33       0.41%      $    27,407            23      0.34%
   NOW                                                 135,345         147       0.44           116,406           160      0.55
   Money market                                        203,133         191       0.38           161,943           200      0.50
   Time                                                424,602       1,995       1.89           367,452         1,916      2.09
  Foreign
   Time                                                  3,000           8       1.10             3,000            10      1.29
                                                  ------------    --------                  -----------   -----------
Total interest-bearing deposits                        798,716       2,374       1.20           676,208         2,309      1.37
                                                  ------------    --------                  -----------   -----------
Borrowings
  Securities sold under agreements
   to repurchase - customers                            78,753         219       1.12            71,449           224      1.26
  Securities sold under agreements
   to repurchase - dealers                              50,730         146       1.16            49,032           160      1.31
  Federal funds purchased                               17,399          47       1.10             7,528            25      1.29
  Commercial paper                                      28,323          78       1.12            19,981            56      1.11
  Other short-term debt                                 18,886          94       1.99            30,410           141      1.97
  Long-term debt                                       135,774       1,561       4.59           140,774         1,605      4.56
                                                  ------------    --------                  -----------   -----------
                Total borrowings                       329,865       2,145       2.60           319,174         2,211      2.78
                                                  ------------    --------                  -----------   -----------
TOTAL INTEREST-BEARING LIABILITIES                   1,128,581       4,519       1.61%          995,382         4,520      1.83%
                                                                  --------     ======                     -----------     =====
Noninterest-bearing deposits                           408,520                                  358,902
Other liabilities                                       81,029                                   77,964
                                                  ------------                              -----------
               Total liabilities                     1,618,130                                1,432,248
                                                  ------------                              -----------
Shareholders' equity                                   141,961                                  133,354
                                                  ------------                              -----------
             TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                $  1,760,091                              $ 1,565,602
                                                  ============                              ===========

Net interest income/spread                                          19,221       4.30%                         18,825      4.79%
                                                                               ======                                     =====
Net yield on interest-earning
  assets (margin)                                                                4.75%                                     5.31%
                                                                               ======                                     =====
Less: Tax equivalent adjustment                                        188                                        249
                                                                  --------                                -----------
Net interest income                                               $ 19,033                                $    18,576
                                                                  ========                                ===========

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]   Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                       STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                           Six Months Ended June 30,

                             (dollars in thousands)

                                                                    2004                                     2003
                                                  -------------------------------------     ------------------------------------
                                                     Average                    Average        Average                   Average
ASSETS                                               Balance      Interest       Rate          Balance      Interest      Rate
                                                  ------------    --------     --------     -----------   -----------    -------
Interest-bearing deposits
  with other banks                                $      3,150    $      7       0.82%      $     3,391   $        12      0.84%
Securities available for sale                          290,568       6,479       4.42           157,505         4,194      5.33
Securities held to maturity                            384,888       9,384       4.88           390,773        10,629      5.44
Securities tax-exempt [2]                               30,697       1,091       7.15            32,638         1,211      7.48
Federal funds sold                                      11,703          56       0.95             6,558            40      1.21
Loans, net of unearned discounts [3]                   881,878      30,494       7.22           818,564        30,141      7.77
                                                  ------------    --------                  -----------   -----------
TOTAL INTEREST-EARNING ASSETS                        1,602,884      47,511       6.04%        1,409,429        46,227      6.76%
                                                                  --------     ======                     -----------     -----
Cash and due from banks                                 62,511                                   55,899
Allowance for loan losses                              (15,460)                                 (14,363)
Goodwill                                                21,158                                   21,158
Other assets                                            70,207                                   63,849
                                                  ------------                              -----------
                  TOTAL ASSETS                    $  1,741,300                              $ 1,535,972
                                                  ============                              ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                        $     32,791          65       0.40%      $    26,812            49      0.37%
   NOW                                                 134,683         301       0.45           115,571           297      0.52
   Money market                                        206,540         561       0.55           156,573           375      0.48
   Time                                                419,143       3,904       1.87           363,879         3,768      2.09
  Foreign
   Time                                                  3,000          16       1.08             3,000            22      1.48
                                                  ------------    --------                  -----------   -----------
Total interest-bearing deposits                        796,157       4,847       1.22           665,835         4,511      1.37
                                                  ------------    --------                  -----------   -----------
Borrowings
  Securities sold under agreements
   to repurchase - customers                            77,061         430       1.12            64,522           404      1.26
  Securities sold under agreements
   to repurchase - dealers                              43,677         251       1.16            42,704           279      1.32
  Federal funds purchased                               11,653          63       1.08             5,608            36      1.27
  Commercial paper                                      25,871         141       1.10            21,982           126      1.16
  Other short-term debt                                 21,816         206       1.89            30,881           331      2.21
  Long-term debt                                       135,774       3,120       4.59           140,774         3,209      4.56
                                                  ------------    --------                  -----------   -----------
                Total borrowings                       315,852       4,211       2.67           306,471         4,385      2.87
                                                  ------------    --------                  -----------   -----------
TOTAL INTEREST-BEARING LIABILITIES                   1,112,009       9,058       1.64%          972,306         8,896      1.84%
                                                                  --------     ======                     -----------     =====
Noninterest-bearing deposits                           405,315                                  352,237
Other liabilities                                       81,082                                   79,522
                                                  ------------                              -----------
               Total liabilities                     1,598,406                                1,404,065
                                                  ------------                              -----------
Shareholders' equity                                   142,894                                  131,907
                                                  ------------                              -----------
             TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                $  1,741,300                              $ 1,535,972
                                                  ============                              ===========
Net interest income/spread                                          38,453       4.40%                         37,331      4.92%
                                                                               ======                                     =====
Net yield on interest-earning
  assets (margin)                                                                4.87%                                     5.43%
                                                                               ======                                     =====
Less: Tax equivalent adjustment                                        424                                        498
                                                                  --------                                -----------
Net interest income                                               $ 38,029                                $    36,833
                                                                  ========                                ===========

[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]   Interest on tax-exempt securities is presented on a tax equivalent basis.

[3] Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.

                       STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                         Increase/(Decrease)
                                                         Three Months Ended
                                                   June 30, 2004 to June 30, 2003
                                                -----------------------------------
                                                 Volume        Rate          Net [2]
                                                -------       -------       -------
INTEREST INCOME
Interest-bearing deposits with other banks      $    --       $    (1)      $    (1)
                                                -------       -------       -------
Securities available for sale                     1,452          (365)        1,087
Securities held to maturity                         (76)         (546)         (622)
Securities tax-exempt                               (39)          (50)          (89)
                                                -------       -------       -------
      Total investment securities                 1,337          (961)          376
                                                -------       -------       -------
Federal funds sold                                   (8)           (3)          (11)

Loans, net of unearned discounts [3]              1,298        (1,267)           31
                                                -------       -------       -------
TOTAL INTEREST INCOME                           $ 2,627       $(2,232)      $   395
                                                =======       =======       =======
INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                     $     4       $     6       $    10
    NOW                                              23           (36)          (13)
    Money market                                     45           (54)           (9)
    Time                                            276          (197)           79
  Foreign
    Time                                             --            (2)           (2)
                                                -------       -------       -------
      Total interest-bearing deposits               348          (283)           65
                                                -------       -------       -------
Borrowings
  Securities sold under agreements
    to repurchase - customers                        22           (27)           (5)
  Securities sold under agreements
    to repurchase - dealers                           6           (20)          (14)
  Federal funds purchased                            27            (5)           22
  Commercial paper                                   22            --            22
  Other short-term debt                             (49)            2           (47)
  Long-term debt                                    (55)           11           (44)
                                                -------       -------       -------
      Total borrowings                              (27)          (39)          (66)
                                                -------       -------       -------
TOTAL INTEREST EXPENSE                          $   321       $  (322)      $    (1)
                                                =======       =======       =======
NET INTEREST INCOME                             $ 2,306       $(1,910)      $   396
                                                =======       =======       =======

[1]   This table is presented on a tax equivalent basis.

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

                       STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                         Increase/(Decrease)
                                                          Six Months Ended
                                                   June 30, 2004 to June 30, 2003
                                                -----------------------------------

                                                 Volume        Rate         Net [2]
                                                -------       -------       -------
INTEREST INCOME
Interest-bearing deposits with other banks      $    (5)      $    --       $    (5)
                                                -------       -------       -------
Securities available for sale                     3,094          (809)        2,285
Securities held to maturity                        (110)       (1,135)       (1,245)
Securities tax-exempt                               (68)          (52)         (120)
                                                -------       -------       -------
      Total investment securities                 2,916        (1,996)          920
                                                -------       -------       -------
Federal funds sold                                   26           (10)           16

Loans, net of unearned discounts [3]              2,608        (2,255)          353
                                                -------       -------       -------
TOTAL INTEREST INCOME                           $ 5,545       $(4,261)      $ 1,284
                                                =======       =======       =======
INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                     $    12       $     4       $    16
    NOW                                              47           (43)            4
    Money market                                    128            58           186
    Time                                            560          (424)          136
  Foreign
    Time                                             --            (6)           (6)
                                                -------       -------       -------
      Total interest-bearing deposits               747          (411)          336
                                                -------       -------       -------
Borrowings
  Securities sold under agreements
    to repurchase - customers                        75           (49)           26
  Securities sold under agreements
    to repurchase - dealers                           8           (36)          (28)
  Federal funds purchased                            33            (6)           27
  Commercial paper                                   22            (7)           15
  Other short-term debt                             (83)          (42)         (125)
  Long-term debt                                   (108)           19           (89)
                                                -------       -------       -------
      Total borrowings                              (53)         (121)         (174)
                                                -------       -------       -------

TOTAL INTEREST EXPENSE                          $   694       $  (532)      $   162
                                                =======       =======       =======
NET INTEREST INCOME                             $ 4,851       $(3,729)      $ 1,122
                                                =======       =======       =======

[1]   This table is presented on a tax equivalent basis.

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

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios

                               Ratios and Minimums
                             (dollars in thousands)

                                                                                      For Capital            To Be Well
                                                                  Actual            Adequacy Minimum         Capitalized
                                                           ------------------     ------------------     ------------------
As of June 30, 2004                                         Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                           --------     -----     -------      -----     --------     -----
Total Capital(to Risk Weighted Assets):
  The Company                                              $162,142     14.72%    $88,114       8.00%    $110,143     10.00%
  The bank                                                  126,964     12.17      83,487       8.00      104,359     10.00

Tier 1 Capital(to Risk Weighted Assets):
  The Company                                               148,359     13.47      44,057       4.00       66,086      6.00
  The bank                                                  113,898     10.91      41,744       4.00       62,616      6.00

Tier 1 Leverage Capital(to Average Assets):
  The Company                                               148,359      8.53      69,557       4.00       86,947      5.00
  The bank                                                  113,898      6.75      67,534       4.00       84,418      5.00

As of December 31, 2003

Total Capital(to Risk Weighted Assets):
  The Company                                              $161,593     14.88%    $86,898       8.00%    $108,623     10.00%
  The bank                                                  123,092     11.85      83,130       8.00      103,912     10.00

Tier 1 Capital(to Risk Weighted Assets):
  The Company                                               148,004     13.63      43,449       4.00       65,174      6.00
  The bank                                                  110,086     10.59      41,565       4.00       62,347      6.00

Tier 1 Leverage Capital(to Average Assets):
  The Company                                               148,004      8.87      66,741       4.00       83,426      5.00
  The bank                                                  110,086      6.76      65,112       4.00       81,390      5.00

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

The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at March 30, 2004, presented on page 28, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 2004, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.9% ($2.2 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 5.0% ($3.8 million) decline from an unchanged rate environment.

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

At June 30, 2004, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $36.2 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $39.6 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company's obligations and commitments to make future payments under contract as of June 30, 2004:

                                                                   Payments Due by Period
                                        --------------------------------------------------------------------------
Contractual                                             Less than           1-3            4-5            After 5
Obligations                                Total          1 Year           Years          Years            Years
------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Long-Term Debt                          $  110,000      $       --      $       --      $   10,000      $  100,000
Operating Leases                            26,906           3,306           6,115           6,142          11,343
                                        ----------      ----------      ----------      ----------      ----------

Total Contractual Cash Obligations      $  136,906      $    3,306      $    6,115      $   16,142      $  111,343
                                        ==========      ==========      ==========      ==========      ==========

The following table sets forth information regarding the Company's obligations under other commercial commitments as of June 30, 2004:

                                                         Amount of Commitment Expiration Per Period
                                        --------------------------------------------------------------------------
Other Commercial                       Total Amount     Less than           1-3             4-5          After 5
Commitments                              Committed        1 Year           Years           Years          Years
------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Residential loans                       $   68,884      $   68,884      $       --      $       --      $       --
Standby Letters of Credit                   31,258          28,903           2,355              --              --
Other Commercial Commitments                53,343          34,400          18,883                              60
                                        ----------      ----------      ----------      ----------      ----------

Total Commercial Commitments            $  153,485      $  132,187      $   21,238      $       --      $       60
                                        ==========      ==========      ==========      ==========      ==========

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

                                                                             Repricing Date
                                       --------------------------------------------------------------------------------------------
                                                        More than        More than
                                        3 Months        3 Months         1 Year to          Over           Nonrate
                                         or Less        to 1 Year         5 Years          5 Years        Sensitive         Total
                                       ----------      ----------       ----------       ----------      ----------      ----------
ASSETS
  Interest-bearing deposits
    with other banks                   $    2,161      $       --       $       --       $       --      $       --      $    2,161
  Investment securities                     2,700           5,559           57,810          621,539           8,454         696,062
  Loans, net of unearned
    discounts
      Commercial and industrial           552,036           1,142            7,385              108            (414)         560,257
      Loans to depository
       institutions                            --              --               --               --              --              --
      Lease financing                       1,681          15,898          153,179            9,466         (22,191)         158,033
      Real estate                          92,148          12,147           76,135           34,147              (2)         214,575
      Installment                          13,292              59            1,353               29              (4)          14,729
  Noninterest-earning
    assets and allowance
    for loan losses                            --              --               --               --         152,802         152,802
                                       ----------      ----------       ----------       ----------      ----------      ----------
      Total Assets                        664,018          34,805          295,862          665,289         138,645       1,798,619
                                       ----------      ----------       ----------       ----------      ----------      ----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings [1]                                --              --           31,672               --              --          31,672
    NOW [1]                                    --              --          134,964               --              --         134,964
    Money market [1]                      167,181              --           37,687               --              --         204,868
    Time - domestic                       186,217         163,756           85,950            1,016              --         436,939
         - foreign                          1,645           1,355               --               --              --           3,000
  Securities sold u/a/r - cust             79,535           1,146               --               --              --          80,681
  Securities sold u/a/r - deal             58,616              --               --               --              --          58,616
  Federal funds purchased                      --              --               --               --              --              --
  Commercial paper                         36,201              --               --               --              --          36,201
  Other short-term borrowings              10,525           5,000               --               --              --          15,525
  Long-term borrowings - FHLB                  --              --           10,000          100,000          25,774         135,774
  Noninterest-bearing liabilities
   and shareholders' equity                    --              --               --               --         660,379         660,379
                                       ----------      ----------       ----------       ----------      ----------      ----------
      Total Liabilities and
        Shareholders' Equity              539,920         171,257          300,273          101,016         686,153       1,798,619
                                       ----------      ----------       ----------       ----------      ----------      ----------
  Net Interest Rate
    Sensitivity Gap                    $  124,098      $ (136,452)      $   (4,411)      $  564,273      $ (547,508)     $       --
                                       ==========      ==========       ==========       ==========      ==========      ==========
  Cumulative Gap
    June 30, 2004                      $  124,098      $  (12,354)      $  (16,765)      $  547,508      $       --      $       --
                                       ==========      ==========       ==========       ==========      ==========      ==========
  Cumulative Gap
    June 30, 2003                      $  185,460      $  106,959       $   61,010       $  504,625      $       --      $       --
                                       ==========      ==========       ==========       ==========      ==========      ==========
  Cumulative Gap
    December 31, 2003                  $  230,662      $   77,756       $   46,397       $  595,450      $       --      $       --
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

      (a) The Annual Meeting of Shareholders of the Company was held on April 15, 2004.

      (b) The following matters were submitted to a vote of the Shareholders of the Company:

                  (1)   Election of Directors

                                                                     Total Votes
                             Nominee            Total Votes For        Withheld
                        ----------------        ---------------      -----------

                        Robert Abrams             13,796,404            446,725
                        Joseph M. Adamko          13,695,145            547,984
                        Louis J. Cappelli         13,786,357            456,772
                        Walter Feldesman          11,241,528          3,001,601
                        Fernando Ferrer           13,789,952            453,177
                        Allan F. Hershfield       13,795,817            447,312
                        Henry J. Humphreys        13,747,524            495,605
                        John C. Millman           13,797,592            445,537
                        Eugene T. Rossides        13,640,863            602,266

                        There were no abstentions or broker nonvotes.

                  (2) Amendment of the Certificate of Incorporation of Sterling Bancorp to (a) increase the number of authorized common shares of Sterling Bancorp to 50,000,000 shares from 20,000,000 shares and(b) delete Section Three of Article Fifth of the Certificate of Incorporation.

                        Total Votes For           12,096,249
                        Total Votes Against        2,119,790
                        Total Absentions              27,090

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

               (i)(F) The Certificate of Amendment of the Certificate of Incorporation of Sterling Bancorp filed with the State of New York Department of State, June 1, 2004.

              (ii)(A)   The By-Laws, as in effect on August 5,2004.

           10.(i) Form of Change in Control Severance Agreement dated June 8, 2004 entered into Between the Registrant and one Executive.

           11.          Statement Re: Computation of Per Share Earnings

           31. Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)

           32. Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code

      (b)   Reports on Form 8-K:

            In a report on Form 8-K dated April 12,2004 and filed on April 13, 2004, the Company reported under Items 9 and 12 "Results of Operations and Financial Condition and Regulation FD Disclosure", the press release announcing a conference call on April 16, 2004 to discuss the results of operations for the quarter ended March 31, 2004.

            In a report on Form 8-K dated April 15, 2004 and filed on April 16, 2004, the Company reported, under Items 9 and 12 "Results of Operations and Financial Condition and Regulation FD Disclosure", the press release announcing the results of operations for the quarter ended March 31, 2004.

            In a report on Form 8-K dated June 8, 2004 and filed on June 9, 2004, the Company reported, under Item 5. "Other Events", the press release announcing the appointment of Anthony E. Burke to the Board of Directors of both Sterling Bancorp and Sterling National Bank.

            In a report on Form 8-K dated May 20, 2004 and filed on May 21, 2004, the Company reported under Item 5."Other Events" and under
            Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing the declaration of a quarterly cash dividend of $0.19 payable June 30, 2004 to shareholders of record on June 15, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STERLING BANCORP

                                             -----------------------------------
                                                        (Registrant)


Date 8/9/04                                  /s/ Louis J. Cappelli
    ---------------------                    -----------------------------------
                                             Louis J. Cappelli
                                             Chairman and
                                             Chief Executive Officer


Date 8/9/04                                  /s/ John W. Tietjen
    ---------------------                    -----------------------------------
                                             John W. Tietjen
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                                Incorporated                          Sequential
 Exhibit                                                         Herein By             Filed             Page
 Number        Description                                      Reference To          Herewith            No.
 ------        -----------                                      ------------          --------            ---
3(i)(F)        The Certificate of Amendment of the
               Certificate of Incorporation of Sterling
               Bancorp filed with the State of New York
               Department of State, June 1, 2004.                    X

3(ii)(A)       The By-Laws, as in effect on August 5, 2004           X

10(i)          Form of Change in Control Severance
               Agreement dated June 8,2004 entered into
               between the Registrant and one Executive              X

11             Statement re: Computation of Per Share
               Earnings                                              X

31             Certifications of the CEO and CFO pursuant
               to Exchange Act Rule 13a-14(a)                        X

32             Certifications of the CEO and CFO required
               by Section 1350 of Chapter 63 of Title 18             X
               of the U.S. Code