Form 10-Q
period 2004-09-30
STERLING BANCORP
filed 2004-11-09
CIK 93451

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

                                 |X| Yes |_| No

      As of October 31, 2004 there were 15,177,080 shares of common stock,
                          $1.00 par value, outstanding.

                                STERLING BANCORP

PART I FINANCIAL INFORMATION                                                Page
                                                                            ----

    Item 1. Financial Statements (Unaudited)

            Consolidated Financial Statements                                3
            Notes to Consolidated Financial Statements                       8

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations

            Overview                                                         13
            Income Statement Analysis                                        14
            Balance Sheet Analysis                                           18
            Capital                                                          22
            Cautionary Statement Regarding Forward-Looking Statements        23
            Average Balance Sheets                                           24
            Rate/Volume Analysis                                             26
            Regulatory Capital and Ratios                                    28

    Item 3. Quantitative and Qualitative Disclosures About
               Market Risk

            Asset/Liability Management                                       29
            Interest Rate Sensitivity                                        33

    Item 4. Controls and Procedures                                          34

PART II OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                 35

SIGNATURES                                                                   37

EXHIBIT INDEX

        Exhibit 3(i)  Restated Certificate of Incorporation
                      filed with the State of New York
                      Department of State, October 28, 2004                  39

        Exhibit 3(ii) The By-Laws as in effect on August 5, 2004
                      (Filed as Exhibit 3(ii)(A) to the Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

        Exhibit 10    Sterling Bancorp Stock Incentive Plan
                      (Amended and Restated as of May 20, 2004)              49
                      Form of Award Letter for Non-Employee Directors        68
                      Form of Award Letter for Officers                      69

        Exhibit 11    Statement Re: Computation of Per Share
                      Earnings                                               71

        Exhibit 31    Certifications of the CEO and CFO pursuant to
                      Exchange Act Rule 13a-14(a)                            72

        Exhibit 32    Certifications of the CEO and CFO
                      required by Section 1350 of Chapter 63
                      of Title 18 of the U.S. Code                           74

                        STERLING BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 September 30,         December 31,
ASSETS                                                               2004                  2003
                                                                ---------------       ---------------
Cash and due from banks                                         $    53,264,489       $    63,947,722
Interest-bearing deposits with other banks                            2,669,514             1,656,338

Securities available for sale                                       160,946,796           195,477,473
Securities available for sale - pledged                             121,490,565           117,250,082
Securities held to maturity                                         258,309,947           203,480,172
Securities held to maturity - pledged                               129,372,694           166,910,347
                                                                ---------------       ---------------
        Total investment securities                                 670,120,002           683,118,074
                                                                ---------------       ---------------

Loans held for sale                                                  38,810,366            40,556,380
                                                                ---------------       ---------------
Loans held in portfolio, net of unearned discounts                  968,073,110           900,556,215
Less allowance for loan losses                                       15,602,478            14,458,951
                                                                ---------------       ---------------
        Loans, net                                                  952,470,632           886,097,264
                                                                ---------------       ---------------
Customers' liability under acceptances                                  902,538               953,571
Excess cost over equity in net assets of the
  banking subsidiary                                                 21,158,440            21,158,440
Premises and equipment, net                                           9,987,174             9,226,183
Other real estate                                                     1,019,095               829,856
Accrued interest receivable                                           5,140,340             5,069,423
Bank owned life insurance                                            22,302,781            21,872,266
Other assets                                                         32,033,865            24,260,063
                                                                ---------------       ---------------
                                                                $ 1,809,879,236       $ 1,758,745,580
                                                                ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                                  $   424,534,758       $   474,091,890
  Interest-bearing deposits                                         874,834,879           737,648,930
                                                                ---------------       ---------------
        Total deposits                                            1,299,369,637         1,211,740,820
Securities sold under agreements to repurchase - customers          103,595,822            42,490,862
Securities sold under agreements to repurchase - dealers                     --            51,327,944
Federal funds purchased                                                      --            10,000,000
Commercial paper                                                     34,953,800            28,799,055
Other short-term borrowings                                           1,107,981            56,871,359
Acceptances outstanding                                                 902,538               953,571
Accrued expenses and other liabilities                               88,429,678            77,602,887
Long-term debt                                                      135,774,000           135,774,000
                                                                ---------------       ---------------
        Total liabilities                                         1,664,133,456         1,615,560,498
                                                                ---------------       ---------------

Shareholders' equity
Preferred stock, $5 par value. Authorized
  644,389 shares; Series D issued 0
   and 224,432 shares,respectively                                           --             2,244,320
Common stock, $1 par value. Authorized 50,000,000 and
  20,000,000 shares, respectively; issued 16,795,983
   and 16,244,549 shares, respectively                               16,795,983            16,244,549
Capital surplus                                                     145,428,914           142,393,959
Retained earnings                                                    29,011,473            17,751,859
Accumulated other comprehensive loss, net of tax                     (2,820,786)             (976,782)
                                                                ---------------       ---------------
                                                                    188,415,584           177,657,905
Less
  Common shares in treasury at cost, 1,618,903
    and 1,306,587 shares, respectively                               42,297,109            33,577,847
  Unearned compensation                                                 372,695               894,976
                                                                ---------------       ---------------
        Total shareholders' equity                                  145,745,780           143,185,082
                                                                ---------------       ---------------
                                                                $ 1,809,879,236       $ 1,758,745,580
                                                                ===============       ===============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                              2004              2003            2004              2003
                                           -----------      -----------      -----------      -----------
INTEREST INCOME
  Loans                                    $16,897,670      $15,877,296      $47,392,037      $46,018,048
  Investment securities
    Available for sale                       3,211,403        2,260,320       10,357,118        7,166,906
    Held to maturity                         4,624,665        4,201,130       14,008,129       14,830,069
  Federal funds sold                            72,779            5,282          128,915           45,184
  Deposits with other banks                      5,902            8,516           13,078           21,010
                                           -----------      -----------      -----------      -----------
        Total interest income               24,812,419       22,352,544       71,899,277       68,081,217
                                           -----------      -----------      -----------      -----------

INTEREST EXPENSE
  Deposits                                   3,015,262        2,168,483        7,862,397        6,679,403
  Securities sold under agreements
    to repurchase                              325,203          339,686        1,006,563        1,022,538
  Federal funds purchased                        9,041           20,687           72,484           56,451
  Commercial paper                             106,502           65,653          247,861          191,722
  Other short-term borrowings                   33,970           85,754          239,541          416,363
  Long-term debt                             1,559,688        1,605,309        4,679,063        4,814,441
                                           -----------      -----------      -----------      -----------
        Total interest expense               5,049,666        4,285,572       14,107,909       13,180,918
                                           -----------      -----------      -----------      -----------

Net interest income                         19,762,753       18,066,972       57,791,368       54,900,299
Provision for loan losses                    2,338,500        2,172,500        7,235,500        6,136,300
                                           -----------      -----------      -----------      -----------
Net interest income after provision
  for loan losses                           17,424,253       15,894,472       50,555,868       48,763,999
                                           -----------      -----------      -----------      -----------

NONINTEREST INCOME
  Factoring income                           1,915,761        1,630,993        5,110,102        4,394,174
  Mortgage banking income                    3,846,269        3,974,329       11,392,079       10,907,866
  Service charges on deposit accounts        1,258,129        1,192,668        3,480,649        3,694,448
  Trade finance income                         688,276          631,816        1,699,083        1,793,460
  Trust fees                                   160,311          138,891          508,046          469,339
  Other service charges and fees               394,754          512,484        1,349,983        1,479,198
  Bank owned life insurance income             498,530          252,241          975,264          790,221
  Securities gains                             285,918          101,225          970,722          297,583
  Other income                                 126,880          300,626          638,309          478,581
                                           -----------      -----------      -----------      -----------
        Total noninterest income             9,174,828        8,735,273       26,124,237       24,304,870
                                           -----------      -----------      -----------      -----------

NONINTEREST EXPENSES
  Salaries and employee benefits            10,053,582        8,870,906       28,140,886       25,917,144
  Occupancy expenses, net                    1,336,548        1,100,625        3,647,442        3,630,877
  Equipment expenses                           755,738          680,052        2,169,997        2,046,141
  Advertising and marketing                    974,755          864,385        2,992,678        2,514,768
  Professional fees                            952,253          837,434        2,939,885        2,463,423
  Data processing fees                         272,292          255,157          860,235          780,211
  Stationery and printing                      141,816          230,368          602,821          675,483
  Communications                               363,698          381,503        1,161,891        1,230,182
  Mortgage tax expense                         131,247          321,407          493,628          755,983
  Other expenses                             1,333,637        1,278,629        4,063,563        4,219,183
                                           -----------      -----------      -----------      -----------
        Total noninterest expenses          16,315,566       14,820,466       47,073,026       44,233,395
                                           -----------      -----------      -----------      -----------

Income before income taxes                  10,283,515        9,809,279       29,607,079       28,835,474
Provision for income taxes                   3,545,581        3,694,566        9,689,037       11,014,336
                                           -----------      -----------      -----------      -----------

Net income                                 $ 6,737,934      $ 6,114,713      $19,918,042      $17,821,138
                                           ===========      ===========      ===========      ===========

Average number of common
 shares outstanding
  Basic                                     15,175,955       14,908,734       15,217,170       14,867,562
  Diluted                                   15,866,897       15,786,843       15,966,159       15,731,877
Earnings per average common share
  Basic                                    $      0.44      $      0.41      $      1.31      $      1.19
  Diluted                                         0.43             0.39             1.25             1.13
Dividends per common share                        0.19             0.19             0.57             0.49

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                               2004               2003               2004               2003
                                           ------------       ------------       ------------       ------------
Net Income                                 $  6,737,934       $  6,114,713       $ 19,918,042       $ 17,821,138

Other comprehensive income,
 net of tax:
 Unrealized holding gains (losses)
   arising during the period                  2,347,046            (19,418)        (1,206,796)          (430,643)

 Reclassification adjustment for
   gains included in net income                (154,681)           (54,762)          (525,160)          (160,992)

 Unrealized gains
    on supplemental pension                     252,350                 --            252,350                 --

 Minimum pension liability adjustment                --                 --           (364,398)                --
                                           ------------       ------------       ------------       ------------

Comprehensive income                       $  9,182,649       $  6,040,533       $ 18,074,038       $ 17,229,503
                                           ============       ============       ============       ============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                         2004                2003
                                                                    -------------       -------------
Preferred Stock
  Balance at January 1                                              $   2,244,320       $   2,322,060
  Conversions of Series D shares                                       (2,244,320)            (61,800)
                                                                    -------------       -------------
  Balance at September 30                                           $          --       $   2,260,260
                                                                    =============       =============

Common Stock
  Balance at January 1                                              $  16,244,549       $  16,107,005
  Conversions of preferred shares into common shares                      428,304               9,759
  Options exercised                                                       123,130             124,745
                                                                    -------------       -------------
  Balance at September 30                                           $  16,795,983       $  16,241,509
                                                                    =============       =============

Capital Surplus
  Balance at January 1                                              $ 142,393,959       $ 140,512,359
  Conversions of preferred shares into common shares                    1,816,016              52,041
  Options exercised                                                     1,218,939           1,849,017
  Stock splt paid - cash in lieu                                               --             (32,358)
                                                                    -------------       -------------
  Balance at September 30                                           $ 145,428,914       $ 142,381,059
                                                                    =============       =============

Retained Earnings
  Balance at January 1                                              $  17,751,859       $   3,783,539
  Net Income                                                           19,918,042          17,821,138
  Cash dividends paid - common shares                                  (8,658,428)         (7,291,756)
                      - preferred shares                                       --            (94,271)
                                                                    -------------       -------------
  Balance at September 30                                           $  29,011,473       $  14,218,650
                                                                    =============       =============

Accumulated Other Comprehensive Income
  Balance at January 1                                              $    (976,782)      $   1,330,239
                                                                    -------------       -------------
  Unrealized holding gains/(losses) arising during the period:
     Before tax                                                        (2,230,677)           (796,012)
     Tax effect                                                         1,023,881             365,369
                                                                    -------------       -------------
       Net of tax                                                      (1,206,796)           (430,643)
                                                                    -------------       -------------
  Reclassification adjustment for gains:
   included in net income:
     Before tax                                                          (970,722)           (297,583)
     Tax effect                                                           445,562             136,591
                                                                    -------------       -------------
       Net of tax                                                        (525,160)           (160,992)
                                                                    -------------       -------------
  Unrealized gains/(losses) in supplemental pension:
     Before tax                                                           466,451                  --
     Tax effect                                                          (214,101)                 --
                                                                    -------------       -------------
       Net of tax                                                         252,350                  --
                                                                    -------------       -------------
  Minimum pension liability adjustment:
     Before tax                                                          (673,563)                 --
     Tax effect                                                           309,165                  --
                                                                    -------------       -------------
       Net of tax                                                        (364,398)                 --
                                                                    -------------       -------------
  Balance at September 30                                           $  (2,820,786)      $     738,604
                                                                    =============       =============

Treasury Stock
  Balance at January 1                                              $ (33,577,847)      $ (32,400,952)
  Purchase of common shares                                            (8,310,004)           (256,007)
  Surrender of shares issued under
    incentive compensation plan                                          (409,258)           (920,888)
                                                                    -------------       -------------
  Balance at September 30                                           $ (42,297,109)      $ (33,577,847)
                                                                    =============       =============

Unearned Compensation
  Balance at January 1                                              $    (894,976)      $  (1,873,926)
  Amortization of unearned compensation                                   522,281             557,010
                                                                    -------------       -------------
  Balance at September 30                                           $    (372,695)      $  (1,316,916)
                                                                    =============       =============

Total Shareholders' Equity
  Balance at January 1                                              $ 143,185,082       $ 129,780,324
  Net changes during the period                                         2,560,698          11,164,995
                                                                    -------------       -------------
  Balance at September 30                                           $ 145,745,780       $ 140,945,319
                                                                    =============       =============

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     2004                 2003
                                                                 -------------       -------------
Operating Activities
  Net Income                                                     $  19,918,042       $  17,821,138
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Provision for loan losses                                        7,235,500           6,136,300
    Depreciation and amortization of premises and equipment          1,318,157           1,272,483
    Securities gains                                                  (970,722)           (297,583)
    Income from bank owned life insurance                             (975,264)           (790,221)
    Deferred income tax benefit                                       (447,226)           (262,891)
    Net change in loans held for sale                                1,746,014         (24,662,600)
    Amortization of unearned compensation                              522,281             557,010
    Amortization of premiums on securities                           1,198,486           1,905,331
    Accretion of discounts on securities                              (394,808)           (968,109)
    Increase  in accrued interest receivable                           (70,917)           (701,001)
    Increase (decrease) in accrued expenses and
     other liabilities                                              10,826,791           1,887,842
    Increase in other assets                                        (5,857,132)         (4,708,668)
    Other, net                                                          23,444            (884,852)
                                                                 -------------       -------------
     Net cash provided by (used in) operating activities            34,072,646          (3,695,821)
                                                                 -------------       -------------
Investing Activities
  Purchase of premises and equipment                                (2,079,148)         (1,120,058)
  (Increase) Decrease in interest-bearing deposits
   with other banks                                                 (1,013,176)            425,800
  Decrease in Federal funds sold                                            --           5,000,000
  Net increase in loans held in portfolio                          (73,608,868)        (90,713,494)
  Increase in other real estate                                       (189,239)           (200,917)
  Proceeds from prepayments, redemptions or maturities
   of securities - held to maturity                                105,510,986         214,664,362
  Purchases of securities - held to maturity                      (123,394,828)       (155,024,448)
  Proceeds from sales of securities - available for sale            73,254,718           9,767,421
  Proceeds from prepayments, redemptions or maturities
   of securities - available for sale                               84,957,982         308,043,037
  Purchases of securities - available for sale                    (130,365,143)       (373,835,784)
                                                                 -------------       -------------
     Net cash used in investing activities                         (66,926,716)        (82,994,081)
                                                                 -------------       -------------

Financing Activities
  Decrease in noninterest-bearing deposits                         (49,557,132)         (1,619,336)
  Increase in interest-bearing deposits                            137,185,949          49,791,047
  Decrease in Federal funds purchased                              (10,000,000)                 --
  Net increase in securities sold under agreements
   to repurchase                                                     9,777,016          42,700,897
  Decrease in commercial paper and
   other short-term borrowings                                     (49,608,633)        (10,448,290)
  Purchase of treasury stock                                        (8,310,004)           (256,007)
  Proceeds from exercise of stock options                            1,342,069           1,973,762
  Cash dividends paid on common and preferred stock                 (8,658,428)         (7,386,027)
  Cash paid in lieu of fractional shares in connection
   with stock split                                                                        (32,358)
                                                                 -------------       -------------
        Net cash provided by financing activities                   22,170,837          74,723,688
                                                                 -------------       -------------
Net increase (decrease) in cash and due from banks                 (10,683,233)        (11,966,214)
Cash and due from banks - beginning of period                       63,947,722          58,173,569
                                                                 -------------       -------------
Cash and due from banks - end of period                          $  53,264,489       $  46,207,355
                                                                 =============       =============

Supplemental disclosures:
  Interest paid                                                  $  13,800,992       $  12,080,996
  Income taxes paid                                                 10,869,100           9,886,194

See Notes to Consolidated Financial Statements.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of Sterling Bancorp ("the parent company") and its subsidiaries, principally Sterling National Bank and its subsidiaries ("the bank"), after elimination of material intercompany transactions. The term "the Company" refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 2004 and 2003 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to prior period amounts to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company effected a five-for-four stock split on September 10,2003 and paid stock dividends as follows: 20% on December 9, 2002; 10% on December 10, 2001; 10% on December 11, 2000; and 5% on
      December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods have been restated to reflect the effect of the stock split and stock dividends.

2. At September 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 15 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to the stock-based employee compensation plans.

      Three Months Ended September 30,                       2004             2003
      --------------------------------                    ----------       ----------
      Net income available for
             common shareholders                          $6,737,934       $6,083,586
      Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all awards,
             net of related tax effects                     (136,389)        (311,674)
                                                          ----------       ----------

      Pro forma, net income                               $6,601,545       $5,771,912
                                                          ==========       ==========

      Earnings per average common share:
             Basic- as reported                           $     0.44       $     0.41
             Basic- pro forma                                   0.43             0.39
             Diluted- as reported                               0.43             0.39
             Diluted- pro forma                                 0.42             0.37

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      Nine Months Ended September 30,                        2004              2003
      -------------------------------                     -----------       -----------
      Net income available for
             common shareholders                          $19,918,042       $17,726,867
      Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all awards,
             net of related tax effects                      (396,588)         (898,330)
                                                          -----------       -----------

      Pro forma, net income                               $19,521,454       $16,828,537
                                                          ===========       ===========

      Earnings per average common share:
             Basic- as reported                           $      1.31       $      1.19
             Basic- pro forma                                    1.28              1.13
             Diluted- as reported                                1.25              1.13
             Diluted- pro forma                                  1.22              1.07

3. The major components of domestic loans held for sale and loans held in portfolio are as follows:

                                                        September 30,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
      Loans held for sale
        Real estate-mortgage                    $ 38,810,366      $ 79,347,587
                                                ============      ============
      Loans held in portfolio
        Commercial and industrial               $585,288,435      $545,054,019
        Lease financing                          181,671,932       161,508,913
        Real estate-mortgage                     206,546,866       153,802,839
        Real estate-construction                   2,329,491         2,380,603
        Installment                               15,270,005        13,977,231
        Loans to depository institutions                  --        20,000,000
                                                ------------      ------------

        Loans, gross                             991,106,729       896,723,605
        Less unearned discounts                   23,033,619        19,944,510
                                                ------------      ------------

        Loans, net of unearned discounts        $968,073,110      $876,779,095
                                                ============      ============

4. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders. In order to comply with SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

      The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2004 year-to-date average interest-earning assets were 55.8% loans (corporate lending was 72.5% and real estate lending was 24.6% of total loans, respectively) and 43.1% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 66% of loans are to borrowers located in the metropolitan New York area.

The following tables provide certain information regarding the Company's operating segments for the three-and nine-month periods ended September 30, 2004 and 2003:

                                                    Corporate          Real Estate        Company-wide
                                                     Lending             Lending            Treasury              Totals
                                                 --------------      --------------      --------------      --------------
      Three Months Ended September 30, 2004
      -------------------------------------
      Net interest income                        $    9,186,653      $    4,125,387      $    5,958,732      $   19,270,772
      Noninterest income                              3,587,898           3,929,044             821,997           8,338,939
      Depreciation and amortization                      80,415             102,964                 920             184,299
      Segment income before taxes                     4,523,469           4,109,381           7,550,219          16,183,069
      Segment assets                                703,541,000         286,075,699         779,290,347       1,768,907,046

      Three Months Ended September 30, 2003
      -------------------------------------
      Net interest income                        $    8,678,941      $    4,574,622      $    4,381,618      $   17,635,181
      Noninterest income                              3,285,616           4,038,713             428,095           7,752,424
      Depreciation and amortization                      65,875              81,167                  --             147,042
      Segment income before taxes                     4,440,415           3,446,438           5,446,923          13,333,776
      Segment assets                                703,324,770         240,461,682         681,588,969       1,625,375,421

      Nine Months Ended September 30, 2004
      ------------------------------------
      Net interest income                        $   26,222,249      $   11,788,083      $   18,408,890      $   56,419,222
      Noninterest income                              9,762,453          11,606,416           2,031,718          23,400,587
      Depreciation and amortization                     221,579             302,679                 920             525,178
      Segment income before taxes                    11,415,455          12,201,185          22,794,965          46,411,605
      Segment assets                                703,541,000         286,075,699         779,290,347       1,768,907,046

      Nine Months Ended September 30, 2003
      ------------------------------------
      Net interest income                        $   25,443,875      $   12,502,274      $   15,702,297      $   53,648,446
      Noninterest income                              9,313,652          11,105,877           1,207,765          21,627,294
      Depreciation and amortization                     154,512             235,559                  --             390,071
      Segment income before taxes                    13,086,427          10,762,855          18,396,491          42,245,773
      Segment assets                                703,324,770         240,461,682         681,588,969       1,625,375,421

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

                                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                                -------------------------------------       -------------------------------------
                                                     2004                   2003                  2004                  2003
                                                ---------------       ---------------       ---------------       ---------------
Net interest income:
   Total for reportable operating segments      $    19,270,772       $    17,635,181       $    56,419,222       $    53,648,446
   Other [1]                                            491,981               431,791             1,372,146             1,251,853
                                                ---------------       ---------------       ---------------       ---------------

Consolidated net interest income                $    19,762,753       $    18,066,972       $    57,791,368       $    54,900,299
                                                ===============       ===============       ===============       ===============

Noninterest income:
   Total for reportable operating segments      $     8,338,939       $     7,752,424       $    23,400,587       $    21,627,294
   Other [1]                                            835,889               982,849             2,723,650             2,677,576
                                                ---------------       ---------------       ---------------       ---------------

Consolidated noninterest income                 $     9,174,828       $     8,735,273       $    26,124,237       $    24,304,870
                                                ===============       ===============       ===============       ===============

Income before taxes:
   Total for reportable operating segments      $    16,183,069       $    13,333,776       $    46,411,605       $    42,245,773
   Other [1]                                         (5,899,554)           (3,524,497)          (16,804,526)          (13,410,299)
                                                ---------------       ---------------       ---------------       ---------------

Consolidated income before income taxes         $    10,283,515       $     9,809,279       $    29,607,079       $    28,835,474
                                                ===============       ===============       ===============       ===============

Assets:
   Total for reportable operating segments      $ 1,768,907,046       $ 1,625,375,421       $ 1,768,907,046       $ 1,625,375,421
   Other [1]                                         40,972,190            31,492,344            40,972,190            31,492,344
                                                ---------------       ---------------       ---------------       ---------------

Consolidated assets                             $ 1,809,879,236       $ 1,656,867,765       $ 1,809,879,236       $ 1,656,867,765
                                                ===============       ===============       ===============       ===============

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

5. On December 31, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R") "Consolidation of Variable Interest Entities," which clarified certain provisions of a previously released interpretation. Under the provisions of FIN 46R, Sterling deconsolidated the issuer trust and accounts for its investment in the trust as an asset, its junior subordinated debentures as long-term debt and the interest paid on those debentures as interest expense. As a result of the adoption of FIN 46R, the Company's prior period presentations have been restated to conform to the current presentation. Based on proposed Federal Reserve guidance, the Company does not expect the change in accounting treatment to affect the Tier I regulatory classification of the Company's outstanding trust preferred securities.

                        STERLING BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. The following information is provided in connection with the sales of available for sale securities:

      Three Months Ended September 30,                     2004             2003
      --------------------------------                 -----------      -----------
              Proceeds                                 $26,149,573      $ 1,297,334

              Gross Gains                                  285,918          101,225

              Gross Losses                                      --               --

      Nine Months Ended September 30,                      2004             2003
      --------------------------------                 -----------      -----------
              Proceeds                                 $73,254,718      $ 9,767,421

              Gross Gains                                  970,722          297,583

              Gross Losses                                      --               --

7. In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

8. The following tables set forth the disclosures required for net periodic benefit cost and net benefit cost:

                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------        -------------------------------

                                           2004                  2003             2004                  2003
                                        -----------          -----------       -----------          -----------
COMPONENTS OF NET PERIODIC COST
Service Cost                            $   388,090          $   356,971       $ 1,191,131          $   955,536
Interest Cost                               492,931              566,594         1,507,418            1,491,497
Expected return on plan assets             (417,379)            (419,825)       (1,292,898)          (1,157,473)
Amortization of prior service cost           19,331               19,331            57,993               57,993
Recognized actuarial loss                   216,556              261,705           643,647              664,961
                                        -----------          -----------       -----------          -----------

Net periodic benefit cost                   699,529              784,776         2,107,291            2,012,514

Settlement gain                                  --                   --        (1,331,190)                  --
                                        -----------          -----------       -----------          -----------
Net benefit cost                        $   699,529          $   784,776       $   776,101          $ 2,012,514
                                        ===========          ===========       ===========          ===========

The Company contributed $1,322,088 as of September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the financial condition and results of operations of Sterling Bancorp ("the parent company"), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank ("the bank"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior years' financial data to conform to current financial statement presentations.

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

For the three months ended September 30, 2004, the bank's average earning assets represented approximately 96.7% of the Company's average earning assets. Loans represented 56.0% and investment securities represented 42.6% of the bank's average earning assets for the third quarter of 2004.

For the nine months ended September 30, 2004, the bank's average earning assets represented approximately 97.2% of the Company's average earning assets. Loans represented 54.6% and investment securities represented 44.3% of the bank's average earning assets for the first nine months of 2004.

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

Comparisons of the Three Months Ended September 30, 2004 and 2003

The Company reported net income for the three months ended September 30, 2004 of $6.7 million, representing $0.43 per share, calculated on a diluted basis, compared to $6.1 million, or $0.39 per share calculated on a diluted basis, for the third quarter of 2003. This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

Net Interest Income

Net interest income on a tax-equivalent basis, increased to $20.0 million for the third quarter of 2004 from $18.3 million for the corresponding 2003 period, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by a lower yield on earning assets and higher average interest-bearing deposit balances. The net interest margin, on a tax equivalent basis, was 4.84% for the third quarter of 2004 compared to 5.02% for 2003. The decrease in the net interest margin was primarily the result of the impact of changes in the mix of earning assets, partially offset by the impact of the higher interest rate environment in the third quarter of 2004.

Total interest income, on a tax-equivalent basis, aggregated $25.0 million for the third quarter of 2004, up from $22.6 million for the corresponding 2003 period. The tax-equivalent yield on interest-earning assets was 6.11% for the third quarter of 2004 compared to 6.22% for the 2003 period.

Interest earned on the loan portfolio increased to $16.9 million for the third quarter of 2004, from $15.9 million for the third quarter of 2003. Average loan balances, which represented 57.4% of average earning assets for the third quarter of 2004, amounted to $951.9 million, an increase of $56.9 million from an average of $895.0 million (61.3% of average earning assets) in the corresponding prior year period. The increase in the average loans (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for the increase in interest earned on loans. The increase in the yield on the loan portfolio to 7.31% for the third quarter of 2004 from 7.18% for the third quarter of 2003 was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and the higher interest rate environment in 2004.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $8.0 million for the third quarter of 2004 from $6.7 million in the prior year period. Average outstandings increased to $682.7 million (41.2% of average earning assets for the third quarter of 2004) from $558.6 million (38.3% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.2 years at September 30, 2004 compared to 2.8 years at September 30, 2003, reflecting the impact of purchases made primarily in the fourth quarter of 2003 and the first and second quarters of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the first and second quarters of 2004 and of the principal prepayments primarily in the fourth quarter of 2003 and the second quarter of 2004.

Total interest expense increased to $5.1 million for the third quarter of 2004, from $4.3 million in the prior year period. The increase was primarily due to higher average balances for interest-bearing deposits coupled with higher rates paid for those balances.

Interest expense on deposits increased to $3.0 million for the third quarter of 2004 from $2.2 million for the 2003 period due to an increase in average balance coupled with an increase in the cost of those funds. Average interest- bearing deposit balances increased to $853.3 million for the third quarter of 2004 from $681.6 million in the corresponding 2003 period primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.41%, 15 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment in 2004.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for the third quarter of 2004 was $2.3 million compared to $2.2 million for the prior year period. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrural loans.

Noninterest Income

Noninterest income increased to $9.2 million for the third quarter of 2004 from $8.7 million in the third quarter of 2003, primarily due to increased income from factoring activities, from bank owned life insurance and from gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees various other services.

Noninterest Expenses

Noninterest expenses increased $1.5 million for the third quarter of 2004 when compared to the third quarter of 2003. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and employee benefits, occupancy and professional fees.

Provision for Income Taxes

The provision for income taxes was $3.5 million for the third quarter of 2004, virtually unchanged from $3.7 million in the corresponding 2003 period.

Comparisons of the Nine Months Ended September 30, 2004 and 2003

The Company reported net income for the nine months ended September 30, 2004 of $19.9 million, representing $1.25 per share, calculated on a diluted basis, compared to $17.8 million, or $1.13 per share calculated on a diluted basis, for the first nine months of 2003. This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

Net Interest Income

Net interest income on a tax-equivalent basis increased to $58.4 million for the first nine months of 2004 from $55.6 million for the corresponding 2003 period, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by a lower yield on earning assets and higher average interest-bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 4.92% for the first nine months of 2004 compared to 5.36% for 2003. The decrease in the net interest margin was primarily the result of changes in the mix of earning assets.

Total interest income, on a tax-equivalent basis, aggregated $72.5 million for the first nine months of 2004, up from $68.8 million for the 2003 period. The tax-equivalent yield on interest-earning assets was 6.13% for the first nine months of 2004 compared to 6.64% for the corresponding 2003 period.

Interest earned on the loan portfolio amounted to $47.4 million for the first nine months of 2004, up $1.4 million from a year ago. Average loan balances amounted to $905.4 million, an increase of $61.1 million from an average of $844.3 million in the prior year period. The increase in the average loans (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the loan portfolio to 7.38% for the first nine months of 2004 from 7.68% for the first nine months of 2003 was primarily attributable to changes in the mix of outstanding balances on average among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $25.0 million for the first nine months of 2004 from $22.7 million in the corresponding prior year period. Average outstandings increased to $698.3 million from $573.4 in the prior year period. The average life of the securities portfolio was approximately 4.2 years at September 30, 2004 compared to 2.8 years at September 30, 2003, reflecting the impact of purchases made primarily in the fourth quarter of 2003 and the first and second quarters of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the first and second quarters of the 2004 period and of the principal prepayments primarily in the fourth quarter of 2003 and the second quarter of 2004.

Total interest expense increased to $14.1 million for the first nine months of 2004 from $13.2 million for the corresponding 2003 period, primarily due to higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $7.9 million for the first nine months of 2004 from $6.7 million for the 2003 period, primarily due to an increase in average balances. Average interest-bearing deposit balances increased to $815.3 million for the first nine months of 2004 from $671.2 in the first nine months of 2003 period, primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.29%, which was 4 basis points lower than the prior year period.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for the first nine months of 2004 increased to $7.2 million from $6.1 million for the prior year period. Factors 1 affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrural loans.

Noninterest Income

Noninterest income increased to $26.1 million for the first nine months of 2004 from $24.3 million in the corresponding 2003 period, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin mortgage loans, and from factoring activities, from bank owned life insurance and from gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees for deposit and various other services.

Noninterest Expenses

Noninterest expenses increased $2.8 million for the first nine months of 2004 when compared to the corresponding 2003 period. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and employee benefits, advertising and marketing, and professional fees. These higher expenses were partially offset by a $1.3 million reduction in employee benefit costs in the first quarter of 2004 as a result of an executive relinquishing his right to receive pension payments in exchange for a life insurance policy.

Provision for Income Taxes

The provision for income taxes decreased to $9.7 million for the first nine months of 2004 from $ 11.0 million in the first nine months of 2003. The lower provision for taxes in the 2004 period was due to the resolution, during the second quarter of 2004, of certain state tax issues for tax years 1999-2001.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are comprised of principally U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At September 30, 2004, the Company's portfolio of securities totaled $670.1 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 4.4 years amounted to $575.0 million. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $5.2 million and $2.4 million, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $3.3 million and gross unrealized losses of $2.7 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

                                    Gross              Gross            Gross
                                  Amortized         Unrealized        Unrealized           Market
September 30, 2004                   Cost              Gains            Losses              Value
------------------               ------------      ------------      ------------       ------------
U.S. Treasury securities         $  2,488,090      $         --      $     (1,059)      $  2,487,031
Obligations of U.S. govern-
  ment corporations and
  agencies--mortgage-backed
  securities                      149,099,649         1,499,379          (605,420)       149,993,608
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations             50,300,775                --        (1,906,729)        48,394,046
Obligations of state and
  political institutions           29,074,083         1,331,349                --         30,405,432
Trust preferred securities          3,220,732           442,315                --          3,663,047
Other debt securities              39,994,461                --          (141,336)        39,853,125
Federal Reserve Bank and
  other equity securities           7,623,241            17,831                --          7,641,072
                                 ------------      ------------      ------------       ------------

         Total                   $281,801,031      $  3,290,874      $ (2,654,544)      $282,437,361
                                 ============      ============      ============       ============

The following table presents information regarding securities held to maturity:

                                                         Gross            Gross            Estimated
                                     Carrying         Unrealized        Unrealized           Market
September 30, 2004                     Value             Gains            Losses             Value
------------------                 ------------      ------------      ------------       ------------
Obligations of U.S. govern-
  ment corporations and
  agencies -- mortgage-backed
  securities                       $306,779,884      $  5,066,482      $   (905,293)      $310,941,073
Obligations of U.S. govern-
  ment corporations and
  agencies--collateralized
  mortgage obligations               69,641,819           138,245        (1,507,360)        68,272,704
Debt securities issued by
  Foreign governments                 1,250,000                --                --          1,250,000
Other debt securities                10,010,938                --           (12,500)         9,998,438
                                   ------------      ------------      ------------       ------------

         Total                     $387,682,641      $  5,204,727      $ (2,425,153)      $390,462,215
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

The Company's commercial and industrial loan portfolio represents approximately 58% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $100,000 and $15 million. Sources of repayment are from the borrower's operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The Company's real estate loan portfolio, which represents approximately 24% of all loans, is secured by mortgages on real property located principally in the states of New York, North Carolina, Georgia and Virginia. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of all loans. The collateral securing any loan may vary in value based on market conditions.

The following table sets forth the composition of the Company's loans held for sale and loans held in portfolio:

                                                         September 30,
                                         ------------------------------------------------
                                                2004                          2003
                                         --------------------        --------------------
                                                         ($ in thousands)
                                                         % of                        % of
                                         Balances       Gross        Balances       Gross
                                         --------       -----        --------       -----
Domestic
  Commercial and industrial             $  584,754       58.1%      $  544,409       56.9%
  Equipment lease financing                159,175       15.8          142,223       14.9
  Real estate - mortgage                   245,357       24.4          235,526       24.6
  Real estate - construction                 2,329        0.2               --         --
  Installment - individuals                 15,268        1.5           13,969        1.5
  Loans to depository institutions              --         --           20,000        2.1
                                        ----------      -----       ----------      -----

  Loans, net of unearned discounts      $1,006,883      100.0%      $  956,127      100.0%
                                        ==========      =====       ==========      =====

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

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses includes, but is not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management's evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2004, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.61% and the allowance was $15.6 million. At such date, the Company's nonaccrual loans amounted to $3.0 million; $921 thousand of such loans was judged to be impaired within the scope of SFAS No. 114. Based on the foregoing, as well as management's judgment as to the current risks inherent in loans held in portfolio, the Company's allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 2004. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first nine months of 2004. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $0.6 million at September 30, 2004.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

      The following table provides certain information with respect to the Company's deposits:

                                                      September 30,
                                    ----------------------------------------------------
                                             2004                          2003
                                    --------------------         -----------------------
                                                    ($ in thousands)
                                                    % of                           % of
                                    Balances       Total         Balances         Total
                                    --------       -----         --------         -----
Domestic
  Demand                          $  424,534        32.6%      $  399,975          36.5%
  NOW                                111,868         8.6          116,601          10.6
  Savings                             29,488         2.3           27,264           2.5
  Money market                       226,655        17.4          175,345          16.0
  Time deposits                      503,824        38.8          373,121          34.1
                                  ----------       -----       ----------         -----

     Total domestic deposits       1,296,369        99.7        1,092,306          99.7
Foreign
  Time deposits                        3,000         0.3            3,000           0.3
                                  ----------       -----       ----------         -----

     Total deposits               $1,299,369       100.0%      $1,095,306         100.0%
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

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital is presented on page 28. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from "well capitalized" to "critically under capitalized", are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a "well capitalized" bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2004, the Company and the bank exceeded the requirements for "well capitalized" institutions.

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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                        Three Months Ended September 30,

                             (dollars in thousands)

                                                             2004                                         2003
                                             ----------------------------------        ---------------------------------------
                                             Average                    Average        Average                         Average
ASSETS                                       Balance       Interest      Rate          Balance          Interest        Rate
                                             -------       --------     -------        -------          --------       -------
Interest-bearing deposits
  with other banks                         $     3,799    $       6       0.62%      $     4,244       $        9        0.98%
Securities available for sale                  266,551        2,886       4.33           171,712            1,917        4.58
Securities held to maturity                    386,851        4,625       4.78           355,463            4,201        4.73
Securities tax-exempt [2]                       29,267          528       7.18            31,404              583        7.37
Federal funds sold                              19,620           73       1.45             2,065                5        1.00
Loans, net of unearned discounts [3]           951,941       16,898       7.31           895,036           15,877        7.18
                                           -----------    ---------                  -----------       ----------
TOTAL INTEREST-EARNING ASSETS                1,658,029       25,016       6.11%        1,459,924           22,592        6.22%
                                                          ---------       ====                         ----------        ====

Cash and due from banks                         53,476                                    60,229
Allowance for loan losses                      (16,158)                                  (15,004)
Goodwill                                        21,158                                    21,158
Other assets                                    70,050                                    63,256
                                           -----------                               -----------
               TOTAL ASSETS                $ 1,786,555                               $ 1,589,563
                                           ===========                               ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                 $    29,991           28       0.37%      $    27,561               24        0.34%
   NOW                                         133,357          162       0.48           125,470              141        0.45
   Money market                                217,612          348       0.64           169,220              189        0.44
   Time                                        469,319        2,469       2.09           356,358            1,803        2.01
  Foreign
   Time                                          3,000            8       1.10             3,000               11        1.30
                                           -----------    ---------                  -----------       ----------
      Total interest-bearing deposits          853,279        3,015       1.41           681,609            2,168        1.26
                                           -----------    ---------                  -----------       ----------

Borrowings
  Securities sold under agreements
   to repurchase - customers                    90,654          272       1.19            77,980              235        1.20
  Securities sold under agreements
   to repurchase - dealers                      14,910           54       1.43            35,266              104        1.17
  Federal funds purchased                        2,500            9       1.44             7,228               21        1.14
  Commercial paper                              34,394          107       1.23            24,285               66        1.07
  Other short-term debt                          6,293           34       2.15            31,114               85        1.09
  Long-term debt                               135,774        1,559       4.59           140,774            1,605        4.56
                                           -----------    ---------                  -----------       ----------
             Total borrowings                  284,525        2,035       2.86           316,647            2,116        2.67
                                           -----------    ---------                  -----------       ----------
TOTAL INTEREST-BEARING LIABILITIES           1,137,804        5,050       1.77%          998,256            4,284        1.71%
                                                          ---------       ====                         ----------        ====
Noninterest-bearing deposits                   424,974                                   377,624
Other liabilities                               83,603                                    77,606
                                           -----------                               -----------
             Total liabilities               1,646,381                                 1,453,486
                                           -----------                               -----------

Shareholders' equity                           140,174                                   136,077
                                           -----------                               -----------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $ 1,786,555                               $ 1,589,563
                                           ===========                               ===========

Net interest income/spread                                   19,966       4.34%                            18,308        4.51%
                                                                          ====                                           ====
Net yield on interest-earning
  assets (margin)                                                         4.84%                                          5.02%
                                                                          ====                                           ====

Less: Tax equivalent adjustment                                 202                                           240
                                                          ---------                                    ----------
Net interest income                                       $  19,764                                    $   18,068
                                                          =========                                    ==========

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

                        STERLING BANCORP AND SUBSIDIARIES
                           Average Balance Sheets [1]
                         Nine Months Ended September 30,

                             (dollars in thousands)

                                                                     2004                                       2003
                                                  -------------------------------------      --------------------------------------
                                                    Average                     Average        Average                      Average
ASSETS                                              Balance        Interest       Rate         Balance        Interest        Rate
                                                  -----------     ---------     -------      -----------     ---------      -------
Interest-bearing deposits
  with other banks                                $     3,151     $      13       0.55%      $     3,679     $      21        0.76%
Securities available for sale                         282,504         9,364       4.37           162,294         6,110        5.02
Securities held to maturity                           385,548        14,008       4.84           378,874        14,830        5.22
Securities tax-exempt [2]                              30,217         1,619       7.16            32,222         1,794        7.44
Federal funds sold                                     14,361           129       1.18             5,044            45        1.18
Loans, net of unearned discounts [3]                  905,402        47,392       7.38           844,335        46,018        7.68
                                                  -----------     ---------                  -----------     ---------
TOTAL INTEREST-EARNING ASSETS                       1,621,183        72,525       6.13%        1,426,448        68,818        6.64%
                                                                  ---------       ====       -----------     ---------        ====
Cash and due from banks                                59,477                                     57,391
Allowance for loan losses                             (15,694)                                   (14,579)
Goodwill                                               21,158                                     21,158
Other assets                                           70,370                                     63,630
                                                  -----------                                -----------
                       TOTAL ASSETS               $ 1,756,494                                $ 1,554,048
                                                  ===========                                ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits
  Domestic
   Savings                                        $    31,851            93       0.39%      $    27,065            72        0.36%
   NOW                                                134,237           463       0.46           118,907           438        0.49
   Money market                                       210,257           909       0.58           160,835           565        0.47
   Time                                               435,991         6,373       1.95           361,343         5,571        2.06
  Foreign
   Time                                                 3,000            24       1.09             3,000            33        1.48
                                                  -----------     ---------                  -----------     ---------
             Total interest-bearing deposits          815,336         7,862       1.29           671,150         6,679        1.33
                                                  -----------     ---------                  -----------     ---------

Borrowings
  Securities sold under agreements
   to repurchase - customers                           81,625           702       1.15            69,057           639        1.24
  Securities sold under agreements
   to repurchase - dealers                             34,018           305       1.20            40,198           384        1.28
  Federal funds purchased                               8,580            72       1.11             6,154            56        1.21
  Commercial paper                                     28,733           248       1.15            22,758           192        1.13
  Other short-term debt                                16,603           240       1.93            30,959           416        1.80
  Long-term debt                                      135,774         4,679       4.59           140,774         4,815        4.56
                                                  -----------     ---------                  -----------     ---------
                     Total borrowings                 305,333         6,246       2.73           309,900         6,502        2.80
                                                  -----------     ---------                  -----------     ---------
TOTAL INTEREST-BEARING LIABILITIES                  1,120,669        14,108       1.68%          981,050        13,181        1.80%
                                                                  ---------       ====       -----------     ---------        ====
Noninterest-bearing deposits                          411,916                                    360,793
Other liabilities                                      81,928                                     78,893
                                                  -----------                                -----------
                    Total liabilities               1,614,513                                  1,420,736
                                                  -----------                                -----------

Shareholders' equity                                  141,981                                    133,312
                                                  -----------                                -----------
                  TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY           $ 1,756,494                                $ 1,554,048
                                                  ===========                                ===========

Net interest income/spread                                           58,417       4.45%                         55,637        4.84%
                                                                                  ====                                        ====

Net yield on interest-earning
  assets (margin)                                                                 4.92%                                       5.36%
                                                                                  ====                                        ====

Less: Tax equivalent adjustment                                         626                                        737
                                                                  ---------                                  ---------
Net interest income                                               $  57,791                                  $  54,900
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

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                           Increase/(Decrease)
                                                           Three Months Ended
                                                 September 30, 2004 to September 30, 2003
                                                 ----------------------------------------
                                                  Volume           Rate          Net [2]
                                                ---------       ---------       ---------
INTEREST INCOME
Interest-bearing deposits with other banks      $      (1)      $      (2)      $      (3)
                                                ---------       ---------       ---------

Securities available for sale                       1,079            (110)            969
Securities held to maturity                           378              46             424
Securities tax-exempt                                 (40)            (15)            (55)
                                                ---------       ---------       ---------
      Total investment securities                   1,417             (79)          1,338
                                                ---------       ---------       ---------

Federal funds sold                                     65               3              68

Loans, net of unearned discounts [3]                  795             226           1,021
                                                ---------       ---------       ---------

TOTAL INTEREST INCOME                           $   2,276       $     148       $   2,424
                                                =========       =========       =========

INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                     $       2       $       2       $       4
    NOW                                                10              11              21
    Money market                                       62              97             159
    Time                                              592              74             666
  Foreign
    Time                                               --              (3)             (3)
                                                ---------       ---------       ---------
      Total interest-bearing deposits                 666             181             847
                                                ---------       ---------       ---------

Borrowings
  Securities sold under agreements
    to repurchase - customers                          39              (2)             37
  Securities sold under agreements
    to repurchase - dealers                           (69)             19             (50)
  Federal funds purchased                             (16)              4             (12)
  Commercial paper                                     30              11              41
  Other short-term debt                               (98)             47             (51)
  Long-term debt                                      (57)             11             (46)
                                                ---------       ---------       ---------
      Total borrowings                               (171)             90             (81)
                                                ---------       ---------       ---------

TOTAL INTEREST EXPENSE                          $     495       $     271       $     766
                                                =========       =========       =========

NET INTEREST INCOME                             $   1,781       $    (123)      $   1,658
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

                        STERLING BANCORP AND SUBSIDIARIES
                            Rate/Volume Analysis [1]

                                 (in thousands)

                                                           Increase/(Decrease)
                                                            Nine Months Ended
                                                September 30, 2004 to September 30, 2003
                                                ----------------------------------------

                                                  Volume           Rate           Net [2]
                                                ---------       ---------       ---------
INTEREST INCOME
Interest-bearing deposits with other banks      $      (3)      $      (5)      $      (8)
                                                ---------       ---------       ---------

Securities available for sale                       4,121            (867)          3,254
Securities held to maturity                           303          (1,125)           (822)
Securities tax-exempt                                (111)            (64)           (175)
                                                ---------       ---------       ---------
      Total investment securities                   4,313          (2,056)          2,257
                                                ---------       ---------       ---------

Federal funds sold                                     84              --              84

Loans, net of unearned discounts [3]                3,416          (2,042)          1,374
                                                ---------       ---------       ---------

TOTAL INTEREST INCOME                           $   7,810       $  (4,103)      $   3,707
                                                =========       =========       =========

INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                     $      14       $       7       $      21
    NOW                                                54             (29)             25
    Money market                                      196             148             344
    Time                                            1,115            (313)            802
  Foreign
    Time                                               --              (9)             (9)
                                                ---------       ---------       ---------
      Total interest-bearing deposits               1,379            (196)          1,183
                                                ---------       ---------       ---------

Borrowings
  Securities sold under agreements
    to repurchase - customers                         113             (50)             63
  Securities sold under agreements
    to repurchase - dealers                           (56)            (23)            (79)
  Federal funds purchased                              21              (5)             16
  Commercial paper                                     53               3              56
  Other short-term debt                              (204)             28            (176)
  Long-term debt                                     (166)             30            (136)
                                                ---------       ---------       ---------
      Total borrowings                               (239)            (17)           (256)
                                                ---------       ---------       ---------

TOTAL INTEREST EXPENSE                          $   1,140       $    (213)      $     927
                                                =========       =========       =========

NET INTEREST INCOME                             $   6,670       $  (3,890)      $   2,780
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

                        STERLING BANCORP AND SUBSIDIARIES
                          Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

                                                                                  For Capital                  To Be Well
                                                          Actual               Adequacy Minimum               Capitalized
                                                 ---------------------       ---------------------       ----------------------
As of September 30, 2004                           Amount        Ratio        Amount         Ratio        Amount         Ratio
------------------------                         --------        -----       --------         ----       --------        -----
Total Capital(to Risk Weighted Assets):
  The Company                                    $166,929        14.38%      $ 92,839         8.00%      $116,049        10.00%
  The bank                                        135,324        12.32         87,879         8.00        109,849        10.00

Tier 1 Capital(to Risk Weighted Assets):
  The Company                                     152,409        13.13         46,420         4.00         69,629         6.00
  The bank                                        121,572        11.07         43,939         4.00         65,909         6.00

Tier 1 Leverage Capital(to Average Assets):
  The Company                                     152,409         8.63         70,616         4.00         88,270         5.00
  The bank                                        121,572         7.13         68,172         4.00         85,215         5.00

As of December 31, 2003
-----------------------
Total Capital(to Risk Weighted Assets):
  The Company                                    $161,593        14.88%      $ 86,898         8.00%      $108,623        10.00%
  The bank                                        123,092        11.85         83,130         8.00        103,912        10.00

Tier 1 Capital(to Risk Weighted Assets):
  The Company                                     148,004        13.63         43,449         4.00         65,174         6.00
  The bank                                        110,086        10.59         41,565         4.00         62,347         6.00

Tier 1 Leverage Capital(to Average Assets):
  The Company                                     148,004         8.87         66,741         4.00         83,426         5.00
  The bank                                        110,086         6.76         65,112         4.00         81,390         5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company's primary earnings source is its net interest income; therefore the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company's net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company to excessive interest rate fluctuations.

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

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its balance sheet positions by examining its near-term sensitivity and its longer-term gap position. In its management of interest rate risk, the Company utilizes several financial and statistical tools, including traditional gap analysis and sophisticated income simulation models.

A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time periods. The mismatch between repricings or maturities within a time period is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer-term structure of the balance sheet.

The Company's balance sheet structure is primarily short-term in nature, with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at September 30, 2004, presented on page 33, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 2004, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.0% ($2.4 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 5.2% ($4.2 million) decline from an unchanged rate environment.

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

At September 30, 2004, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $35.0 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $34.8 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company's obligations and commitments to make future payments under contract as of September 30, 2004:

                                                                 Payments Due by Period
                                        --------------------------------------------------------------------------
Contractual                                             Less than           1-3             4-5           After 5
Obligations                                Total          1 Year           Years           Years           Years
------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Long-Term Debt                          $  110,000      $       --      $       --      $   10,000      $  100,000
Operating Leases                            30,242           3,522           6,670           6,515          13,535
                                        ----------      ----------      ----------      ----------      ----------

Total Contractual Cash Obligations      $  140,242      $    3,522      $    6,670      $   16,515      $  113,535
                                        ==========      ==========      ==========      ==========      ==========

The following table sets forth information regarding the Company's obligations under other commercial commitments as of September 30, 2004:

                                                      Amount of Commitment Expiration Per Period Other
Other                                        --------------------------------------------------------------------------
Commercial                              Total Amount     Less than          1-3             4-5          After 5
Commitments                              Committed        1 Year           Years           Years           Years
------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Residential loans                       $   69,175      $   69,175      $       --      $       --      $       --
Standby Letters of Credit                   31,483          29,520           1,963              --              --
Other Commercial Commitments                46,610          32,325          11,484           2,725              76
                                        ----------      ----------      ----------      ----------      ----------

Total Commercial Commitments            $  147,268      $  131,020      $   13,447      $    2,725      $       76
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

                                                                              Repricing Date
                                       --------------------------------------------------------------------------------------------
                                                        More than       More than
                                        3 Months        3 Months        1 Year to           Over          Nonrate
                                        or Less         to 1 Year        5 Years          5 Years        Sensitive          Total
                                       ----------      ----------       ----------      ----------      ----------       ----------
ASSETS
  Interest-bearing deposits
    with other banks                   $    2,670      $       --       $       --      $       --      $       --       $    2,670
  Investment securities                    16,500           7,582           82,098         556,299           7,641          670,120
  Loans, net of unearned
    discounts
      Commercial and industrial           577,019           1,088            7,173               8            (535)         584,753
      Loans to depository
       institutions                            --              --               --              --              --               --
      Lease financing                       1,212          16,289          154,045          10,126         (22,496)         159,176
      Real estate                          98,694           9,966          105,857          33,170              (1)         247,686
      Installment                          13,108              82            2,052              28              (2)          15,268
  Noninterest-earning
    assets and allowance
    for loan losses                            --              --               --              --         130,206          130,206
                                       ----------      ----------       ----------      ----------      ----------       ----------

      Total Assets                        709,203          35,007          351,225         599,631         114,813        1,809,879
                                       ----------      ----------       ----------      ----------      ----------       ----------

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings [1]                                --              --           29,488              --              --           29,488
    NOW [1]                                    --              --          111,868              --              --          111,868
    Money market [1]                      185,045              --           41,610              --              --          226,655
    Time - domestic                       194,096         170,298          139,320             110              --          503,824
         - foreign                          1,355           1,645               --              --              --            3,000
  Securities sold u/a/r - cust             98,483           5,113               --              --              --          103,596
  Securities sold u/a/r - deal                 --              --               --              --              --               --
  Federal funds purchased                      --              --               --              --              --               --
  Commercial paper                         34,954              --               --              --              --           34,954
  Other short-term borrowings               1,108              --               --              --              --            1,108
  Long-term borrowings - FHLB                  --              --           10,000         100,000          25,774          135,774
  Noninterest-bearing liabilities
   and shareholders' equity                    --              --               --              --         659,612          659,612
                                       ----------      ----------       ----------      ----------      ----------       ----------
      Total Liabilities and
        Shareholders' Equity              515,041         177,056          332,286         100,110         685,386        1,809,879
                                       ----------      ----------       ----------      ----------      ----------       ----------

  Net Interest Rate
    Sensitivity Gap                    $  194,162      $ (142,049)      $   18,939      $  499,521      $ (570,573)      $       --
                                       ==========      ==========       ==========      ==========      ==========       ==========

  Cumulative Gap
    September 30, 2004                 $  194,162      $   52,113       $   71,052      $  570,573      $       --       $       --
                                       ==========      ==========       ==========      ==========      ==========       ==========

  Cumulative Gap
    September 30, 2003                 $  259,449      $  129,985       $  107,689      $  543,384      $       --       $       --
                                       ==========      ==========       ==========      ==========      ==========       ==========

  Cumulative Gap
    December 31, 2003                  $  230,662      $   77,756       $   46,397      $  595,450      $       --       $       --
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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            (a)   The following exhibits are filed as part of this report:

                  3.(i) Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004

                  3.(ii) The By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii)(A) to the Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

                  10. Sterling Bancorp Stock Incentive Plan (Amended and Restated as of May 20, 2004.)
                              Form of Award Letter for Non-Employee Directors Form of Award Letter for Officers

                  11.         Statement Re: Computation of Per Share Earnings

                  31. Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)

                  32.         Certifications of the CEO and CFO required by
                              Section 1350 of Chapter 63 of Title 18 of the U.S. Code

            (b)   Reports on Form 8-K:

                  In a report on Form 8-K dated July 16,2004 and filed on July 19, 2004, the Company reported under Items 9 and 12 "Results of Operations and Financial Condition and Regulation FD Disclosure", the press release announcing a conference call on July 20, 2004 to discuss the results of operations for the second quarter ended June 30, 2004.

                  In a report on Form 8-K dated July 20, 2004 and filed on July 21, 2004, the Company reported, under Items 9 and 12 "Results of Operations and Financial Condition and Regulation FD Disclosure", the press release announcing the results of operations for the quarter and six months ended June
                  30,2004.

                  In a report on Form 8-K dated July 21, 2004 and filed on July 22, 2004, the Company reported, under Item 7 "Financial Statements, Pro Forma Information and Exhibits" and under Item 9 "Regulation FD Disclosure", the press release announcing a presentation on July 27, 2004 by John C. Millman, President of Sterling Bancorp, as part of the Keefe, Bruyette & Woods, Inc. Fifth Annual Investor Conference.

                  In a report on Form 8-K dated August 19, 2004 and filed on August 20, 2004, the Company reported under Item 5. "Other Events" and under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", the press release announcing the declaration of a quarterly cash dividend of $0.19 payable September 30, 2004 to shareholders of record on September 15, 2004.

                  In a report on Form 8-K dated September 20, 2004 and filed on September 21, 2004, the Company reported, under Item 7 "Financial Statements, Pro Forma Information and Exhibits" and under Item 9 "Regulation FD Disclosure", the press release announcing a presentation on September 23, 2004 by John C. Millman, President of Sterling Bancorp and Michael Bizenov, President of Sterling National Mortgage Company Inc., as part of the LI Invest First Annual Investor Conference.

                  In a report on Form 8-K/A dated September 20, 2004 and filed on September 21, 2004, the Company reported, under Item 7.01 "Regulation FD Disclosure" and Item 9.01 "Financial Statements, Pro Forma Information and Exhibits", the press release announcing a presentation on September 23, 2004 by John C. Millman, President of Sterling Bancorp and Michael Bizenov, President of Sterling National Mortgage Company Inc., as part of the LI Invest First Annual Investor Conference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STERLING BANCORP
                                      ---------------------------------------
                                      (Registrant)


Date 11/9/04                          /s/ Louis J. Cappelli
     ------------                         -----------------------------------
                                          Louis J. Cappelli
                                          Chairman and
                                          Chief Executive Officer


Date 11/9/04                          /s/ John W. Tietjen
     ------------                         -----------------------------------
                                          John W. Tietjen
                                          Executive Vice President, Treasurer
                                          and Chief Financial Officer

                        STERLING BANCORP AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                           Incorporated                      Sequential
Exhibit                                                    Herein By            Filed           Page
Number      Description                                    Reference To        Herewith          No.
------      -----------                                    ------------        --------          ---
3(i)        Restated Certificate of Incorporation filed with the State
            of New York Department of State, October 28, 2004                      X              39

3(ii)       The By-Laws as in effect on August 5, 2004 (Filed as Exhibit
            3(ii)(A) to the Registrant's Form 10-Q for the quarter ended
            June 30, 2004 and incorporated herein by reference)

10          Sterling Bancorp Stock Incentive Plan (Amended And
            Restated as of May 20, 2004).                                          X              49
            Form of Award Letter for Non-Employee Directors                                       68
            Form of Award Letter for Officers                                                     69

11          Statement re: Computation of Per Share Earnings                        X              71

31          Certifications of the CEO and CFO pursuant to Exchange Act
            Rule 13a-14(a)                                                         X              72

32          Certifications of the CEO and CFO required by Section 1350
            of Chapter 63 of Title 18 of the U.S. Code                             X              74