Form 10-K
period 2004-12-31
STERLING BANCORP
filed 2005-03-31
CIK 93451

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the fiscal year ended  December 31, 2004        Commission File No. 1-5273-1

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

                                                       NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                          ON WHICH REGISTERED
Common Shares, $1 par value per share,
  and attached Preferred Stock Purchase Rights         New York Stock Exchange
Cumulative Trust Preferred
  Securities 8.375% (Liquidation Amount
  $10 per Preferred Security) of Sterling
  Bancorp Trust I and Guarantee of Sterling
  Bancorp with respect thereto                         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes |X| No |_|

On March 23, 2005, the aggregate market value of the common equity held by non-affiliates of the Registrant was $393,267,497.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: The Registrant has one class of common stock, of which 18,290,641 shares were outstanding at March 23, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Sterling Bancorp's definitive Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS                     1

Item 1.   BUSINESS                                                            1

Item 2.   PROPERTIES                                                         10

Item 3.   LEGAL PROCEEDINGS                                                  10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                10

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                                        11

Item 6.   SELECTED FINANCIAL DATA                                            11

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          11

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         11

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        27

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                65

Item 9A.  CONTROLS AND PROCEDURES                                            65

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 66

Item 11.  EXECUTIVE COMPENSATION                                             66

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     66

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     66

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                             66


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    67

SIGNATURES

Exhibits Submitted in a Separate Volume.

                                     PART I

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

ITEM 1. BUSINESS

Sterling Bancorp ("the parent company" or "the Registrant") is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended (the "BHCA"), which was organized in 1966. Throughout the report, the terms "the Company" or "Sterling" refer to Sterling Bancorp and its subsidiaries. Sterling provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/ accounts receivable management services, trade financing, equipment leasing, deposit services, trust and estate administration and investment management services. The Company has operations in New York, Virginia and North Carolina and conducts business throughout the United States.

The parent company owns, directly or indirectly, all of the outstanding shares of Sterling National Bank ("the bank"), its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation, Sterling Financial Services Company, Inc.("Sterling Financial") and Sterling Real Estate Abstract Holding Company, Inc. ("the finance subsidiaries") and Sterling Bancorp Trust I ("trust"). Sterling National Mortgage Company, Inc. ("SNMC"), Sterling National Servicing, Inc. ("SNS-Virginia"), Sterling Factors Corporation ("Factors"), Sterling Trade Services, Inc. ("Trade Services") and Sterling Holding Company of Virginia, Inc. are wholly-owned subsidiaries of the bank. Trade Services owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong; both companies commenced operations as of July 2, 2001. Sterling Holding Company of Virginia, Inc. owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc.. Sterling Bancorp Trust I was formed as of February 4, 2002. Sterling Real Estate Abstract Holding Company, Inc., which commenced operations as of January 16, 2003, owns 51% of the outstanding common shares of SBC Abstract Company, LLC, which commenced operations as of January 17, 2004.

Segment information appears in Note 22 of the Company's consolidated financial statements filed in Item 8 hereof.

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

For the year ended December 31, 2004, the bank's average earning assets represented approximately 97% of the Company's average earning assets. Loans represented 56% and investment securities represented 43% of the bank's average earning assets in 2004.

Commercial Lending, Asset-Based Financing and Factoring/ Accounts Receivable Management. The bank provides loans to small and medium-sized businesses. The businesses are diversified across industries, and the loans generally range in size from $250,000 to $10 million. Business loans can be tailored to meet customers' specific long- and short-term needs, and include secured and unsecured lines of credit, business installment loans, business lines of credit, and debtor-in-possession financing. Our loans are often collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. Through its factoring subsidiary, the bank provides accounts receivable management services. Factors purchases clients' accounts receivable, assumes credit risk on approved orders and handles credit, collection and bookkeeping. Income for these services is derived from commission charges for receivables serviced and interest charged on advances to the client. The accounts receivable factored are for clients primarily engaged in the apparel and textile industries. As of December 31, 2004, the outstanding loan balance for commercial and industrial lending was $595.2 million, representing approximately 56% of the bank's total loan portfolio.

Equipment Leasing. The bank offers equipment leasing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances small and medium-sized equipment leases with an average term of 24 to 30 months. At December 31, 2004, the outstanding loan balance for equipment leases was $163.0 million, and equipment leases comprised approximately 15% of the bank's total loan portfolio.

Residential and Commercial Mortgages. The bank's real estate loan portfolio consists of real estate loans on one-to-four family residential properties and commercial properties. The residential mortgage banking and brokerage business is conducted through SNMC offices located principally in New York, North
Carolina and other mid-Atlantic states. The mortgage company originates conforming residential mortgage loans throughout the tri-state metropolitan area, as well as in Virginia and other mid-Atlantic states, for resale, and non-conforming residential mortgage loans, for its own portfolio and for resale. Commercial real estate financing is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos through our real estate lending department. At December 31, 2004, the outstanding loan balance for real estate mortgage loans was $263.3 million, representing approximately 25% of the bank's total loans outstanding.

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

There are no industry concentrations exceeding 10% of gross loans, in the commercial and industrial loan portfolio. Approximately 64% of the bank's loans are to borrowers located in the metropolitan New York area. The bank has no foreign loans.

The composition of income from the operations of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,                                 2004     2003     2002
-------------------------------------------------------------------------------

Interest and fees on loans                                 48%      49%      45%
Interest and dividends on investment securities            25       25       31
Other                                                      27       26       24
                                                         ----------------------
                                                          100%     100%     100%
                                                         ======================

At December 31, 2004, the bank and its subsidiaries had 481 employees, consisting of 175 officers and 306 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

Parent Company and Sterling Financial

The parent company, through Sterling Financial, makes loans that are secured by personal property, accounts receivable or other collateral; occasionally, unsecured advances are provided to its customers.

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

The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its finance subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,                               2004      2003      2002
--------------------------------------------------------------------------------
Interest and fees on loans                               18%       26%       23%
Dividends, interest and service fees                     80        69        70
Other                                                     2         5         7
                                                       ------------------------

                                                        100%      100%      100%
                                                       ========================

At December 31, 2004, the parent company and Sterling Financial employed 34 persons, consisting of 2 officers with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.

COMPETITION

There is intense competition in all areas in which the Company conducts its business. As a result of the deregulation of the financial services industry under the Gramm-Leach-Bliley Act of 1999 ("GLB Act"), the Company competes with banks and other financial institutions, including savings and loans associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location.

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

Bank Holding Company Regulation

The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than (1) banking or managing or controlling banks,
(2) furnishing services to or performing services for their subsidiaries, or (3) activities that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

As discussed below under "Financial Holding Company Regulation," the Gramm-Leach-Bliley Act of 1999 amended the BHCA to permit a broader range of activities for bank holding companies that qualify as "financial holding companies."

Financial Holding Company Regulation

Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

o allows bank holding companies, the depository institution subsidiaries of which meet management, capital and CRA standards, to engage in a substantially broader range of nonbanking financial activities than was previously permissible, including (a) insurance underwriting and agency,
      (b) making merchant banking investments in commercial companies, (c) securities underwriting, dealing and market making, and (d) sponsoring mutual funds and investment companies;

o     allows insurers and other financial services companies to acquire banks;
      and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository subsidiaries must be and remain well-capitalized and well-managed and have received at least a satisfactory CRA rating, and (2) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company."

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

Generally, financial holding companies must continue to meet all the requirements for financial holding company status in order to maintain the ability to undertake new activities or acquisitions that are financial in nature and the ability to continue those activities that are not generally permissible for bank holding companies. If the parent company ceases to so qualify it would be required to obtain the prior approval of the Federal Reserve to engage in non-banking activities or to acquire more than 5% of the voting stock of any company that is engaged in non-banking activities. With certain exceptions, the Federal Reserve can only provide prior approval to applications involving activities that it had previously determined, by regulation or order, are so closely related to banking as to be properly incident thereto. Such activities are more limited than the range of activities that are deemed "financial in nature."

Payment of Dividends and Transactions with Affiliates

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history.

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Under the foregoing restrictions, and without adversely affecting its "well capitalized" status, the bank could pay aggregate dividends of approximately $43 million to the parent company, without obtaining affirmative governmental approvals, at December 31, 2004. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

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

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms only as favorable to the bank as transactions with non-affiliates.

Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.

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

In addition, the Company and the bank are subject to the provisions of FDICIA that impose a number of mandatory supervisory measures and establish a system of prompt corrective action to resolve the problems of undercapitalized institutions. Among other matters, FDICIA establishes five capital categories of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Such classifications are used by regulatory agencies to determine, in part, a bank's deposit insurance premium, and to consider applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Banks that are not adequately capitalized are subject to significant restrictions and requirements that increase as capital levels deteriorate, and may not accept brokered deposits.

Under FDICIA, a "well capitalized" institution must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. At December 31, 2004, the capital ratios for the Company and the bank exceeded the requirements for "well capitalized" institutions.

The table presenting capital and ratios for the Company and the bank as of December 31, 2004 and 2003 appears in Note 21 of the Company's consolidated financial statements filed in Item 8 hereof.

BIS Guidelines

The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The U.S. federal regulatory agencies are currently expected to release proposed rules to implement the BIS's new capital accord in mid-year 2005. It is currently anticipated that these agencies will release final rules in mid-year 2006, and that the final rules will become effective in January 2008. The parent Company cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Company. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to the Company.

Support of the bank

The Federal Reserve Board has stated that a bank holding company should serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times by the Federal Reserve Board even though not expressly required by regulation. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits to certain other indebtedness of such subsidiary banks. The BHCA provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, under the National Bank Act, if the capital stock of the bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the parent company. If the assessment is not paid within three months, the OCC could order a sale of the capital stock of the bank held by the parent company to make good the deficiency.

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

The three capital categories are well capitalized, adequately capitalized, and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. A bank's capital and supervisory subgroup is confidential and may not be disclosed. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points per $100 of deposits. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund maintained by the FDIC, well capitalized and well managed banks, including the bank, have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as Bank Insurance Fund loss experience and other factors.

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The current FICO annual assessment rate is 1.54 cents per $100 of deposits.

Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

Depositor Preference

The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same holding company.

Community Reinvestment Act

The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the "USA Patriot Act") substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The
United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Company. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the business of the Company.

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

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The information appears on pages 21 and 22 of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof on pages 23 and 24 of the Company's quantitative and qualitative disclosures about market risk.

II.   Investment Portfolio

A summary of the Company's investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears on page 17 of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented on pages 40, 41 and 42 of the Company's consolidated financial statements filed in Item 8 hereof.

III.  Loan Portfolio

A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears on page 17 of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof.

A table setting forth the maturities and sensitivity to changes in interest rates of the Company's commercial and industrial loans at December 31, 2004 appears on page 18 of the 2004 Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof.

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appears in the Company's management and discussion and analysis of financial condition and results of operations filed in Item 7 hereof beginning on page 17 under the caption "Loan Portfolio" and in Note 6 and in Note 1 under the caption "Loans" of the Company's consolidated financial statements filed in Item 8 hereof.

A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 18 of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

IV.   Summary of Loan Loss Experience

The information appears in Note 7 of the Company's consolidated financial statements filed in Item 8 hereof and beginning on page 18 under the caption "Asset Quality" of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof. A table setting forth certain information with respect to the Company's loan loss experience for each of the five most recent fiscal years appears on page 19 of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof.

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2004. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2004.

To comply with a regulatory requirement to provide an allocation of the allowance for possible loan losses, a table presenting the Company's allocation of the allowance appears on page 20 of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof. This allocation is based on estimates by management that may vary based on management's evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in that loan category.

V.    Deposits

Average deposits and average rates paid for each of the three most recent years are presented on page 21 of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof.

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in
Note 8 of the Company's consolidated financial statements for the fiscal year ended December 31, 2004 filed in Item 8 hereof.

The table providing selected information with respect to the Company's deposits for each of the three most recent fiscal years appears on page 20 of the Company's management discussion and analysis of financial condition and results of operations filed in Item 7 hereof.

Interest expense for the three most recent fiscal years is presented in Note 8 of the Company's consolidated financial statements filed in Item 8 hereof.

VI.   Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the five most recent years is presented on page 12 under the caption "Selected Financial Data" filed in Item 6 hereof.

VII.  Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings for each of the three most recent years is presented in Note 9 of the Company's consolidated financial statements filed in Item 8 hereof.

ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for these premises expires April 30, 2016. Rental commitments to the expiration date approximate $9,957,525.

The bank also maintains operating leases for nine branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau, Suffolk and Westchester counties (New York), in Charlotte (North Carolina) and in Richmond (Virginia) with an aggregate of approximately 135,300 square feet. The aggregate office rental commitments for these premises approximates $19,760,430. The leases have expiration dates ranging from 2005 through 2018 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included pursuant to Instruction 3 to Item 401 (b) of Regulation S-K:

                                                                                                     Held Executive
Name of Executive                      Title                                                Age       Office Since
----------------------------------------------------------------------------------------------------------------------
Louis J. Cappelli      Chairman of the Board and Chief Executive Officer, Director          74            1967
John C. Millman        President, Director                                                  62            1986
John W. Tietjen        Executive Vice President, Treasurer and Chief Financial Officer      60            1989
John A. Aloisio        Senior Vice President                                                62            1992
Howard M. Applebaum    Senior Vice President                                                46            2002

All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

See the information appearing on page 25 under the caption "MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS." All such information should be read in conjunction with the consolidated financial statements and notes thereto, filed in Item 8 hereof. As of March 23, 2005, there were 1,691 shareholders of record of our common shares.

During the fiscal years ended December 31, 2003 and 2004, the following dividends were declared on our common shares on the dates indicated: February 20, 2003: $.12; May 15, 2003: $.13; August 21, 2003: $.16; November 20, 2003:
$.16;  February 19, 2004: $.16; May 20, 2004:  $.16;  August 19, 2004: $.16; and
November 18, 2004: $.19. The foregoing amounts of dividends per share have been adjusted to reflect the effect of the stock splits referred to in the next paragraph.

The Company effected a five-for-four stock split in the form of a stock dividend on September 10, 2003 and effected a six-for-five stock split in the form of a stock dividend on December 8, 2004.

For information regarding securities authorized for issuance under the Company's equity compensation plan, see Item 12 hereof.

ITEM 6. SELECTED FINANCIAL DATA

The information appears on page 12. All such information should be read in conjunction with the consolidated financial statements and notes thereto, filed in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 13-26. Supplementary data appears in Note 25 of the Company's consolidated financial statements for the fiscal year ended December 31, 2004 filed in Item 8 hereof. All such information should be read in conjunction with the consolidated financial statements and the notes thereto, filed in Item 8 hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 23-25 under the caption "ASSET/LIABILITY MANAGEMENT." All such information should be read in conjunction with the consolidated financial statements and notes thereto, filed in Item 8 hereof.

                                Sterling Bancorp
                             SELECTED FINANCIAL DATA

                                                                                            Restated
                                                                      ----------------------------------------------------
(dollars in thousands except per share data)               2004          2003          2002          2001          2000
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Total interest income                                   $   97,799    $   91,583    $   94,197    $   95,866    $   97,125
Total interest expense                                      19,583        17,591        21,210        26,816        34,242
Net interest income                                         78,216        73,992        72,987        69,050        62,883
Provision for loan losses                                    9,965         8,740        10,771         7,401         6,563
Net securities gains                                         1,256           551           996            --            --
Noninterest income, excluding net securities gains[1]       33,461        32,127        28,289        24,144        22,380
Noninterest expenses[1]                                     65,613        59,275        57,350        54,997        50,297
Income before taxes[1]                                      37,355        38,655        34,151        30,795        28,403
Provision for income taxes[1]                               12,751        14,752        12,310        12,207        12,286
Net income[1]                                               24,604        23,903        21,841        18,588        16,116
  Per common share--basic[1][2]                               1.35          1.33          1.21          1.02          0.89
                  --diluted[1][2]                             1.29          1.26          1.15          0.97          0.87
Dividends per common share[2]                                 0.67          0.57          0.46          0.40          0.34

YEAR END BALANCE SHEETS
Investment securities                                      680,220       683,118       588,774       576,028       433,797
Loans held for sale                                         37,059        40,557        54,685        48,603        12,516
Loans held in portfolio, net of unearned discounts       1,022,286       900,556       791,315       760,084       738,372
Total assets[1]                                          1,871,112     1,759,824     1,563,165     1,485,112     1,272,129
Noninterest-bearing deposits                               511,307       474,092       401,568       356,303       341,039
Interest-bearing deposits                                  832,544       737,649       645,540       628,621       525,243
Long-term debt                                             135,774       135,774       140,774        95,350        10,700
Shareholders' equity[1]                                    148,704       143,262       129,220       125,705       115,376

AVERAGE BALANCE SHEETS
Investment securities                                      689,569       593,005       589,390       468,861       453,237
Loans held for sale                                         46,395        71,779        37,459        30,906        19,830
Loans held in portfolio, net of unearned discounts         891,107       785,575       708,656       674,310       615,150
Total assets                                             1,777,720     1,587,623     1,466,922     1,267,856     1,165,707
Noninterest-bearing deposits                               415,664       370,554       315,757       292,918       258,347
Interest-bearing deposits                                  830,950       683,748       676,296       594,303       536,523
Long-term debt                                             135,774       139,870       140,153        47,055        12,046
Shareholders' equity                                       142,536       134,150       126,274       123,935       107,584

RATIOS
Return on average total assets[1]                             1.38%         1.51%         1.49%         1.47%         1.38%
Return on average tangible shareholders' equity[1][3]        20.27         21.15         20.78         18.09         18.65
Return on average shareholders' equity[1]                    17.26         17.82         17.30         15.00         14.98
Dividend payout ratio                                        44.92         41.77         34.77         32.03         29.57
Average shareholders' equity to average total assets          8.02          8.45          8.61          9.78          9.23
Net interest margin (tax-equivalent basis)                    5.02          5.33          5.74          6.23          6.13
Loans/assets, year end[1][4]                                 56.62         53.48         54.12         54.45         59.03
Net charge-offs/loans, year end[5]                            0.79          0.85          1.39          0.79          0.68
Nonperforming loans/loans, year end[4]                        0.29          0.36          0.21          0.22          0.27
Allowance/loans, year end[5]                                  1.60          1.61          1.71          1.85          1.72

[1]   Prior periods have been restated for reasons described in Note 2 on page
      38. The following previously reported information is provided:

(dollars in thousands except               2001         2000
  per share data)
----------------------------------------------------------------
  Net income                             $19,388      $16,559
    Per common share-basic[2]               1.06         0.91
                    -diluted[2]             1.02         0.89

 Shareholders' equity, year end          128,477      117,016

[2] Prior period amounts have been restated to reflect the six-for-five stock split in the form of a stock dividend effected on December 8, 2004.

[3] Average tangible shareholders' equity is average shareholders' equity less average goodwill.

[4]   The term "loans" includes loans held for sale and loans held in portfolio.

[5]   The term "loans" includes loans held in portfolio.

                                Sterling Bancorp
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the financial condition and results of operations of Sterling Bancorp ("the parent company"), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank ("the bank"). Throughout this discussion and analysis, the term "the Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and selected financial data contained elsewhere in this annual report. As described in Note 2 to the consolidated financial statements, the financial statements for each of the years 2002 and 2003 (a) have been restated to correct the accounting for employee benefits expense so as to comply with APB Opinion No. 12, as amended by Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance, and (b) also reflect other accounting revisions and adjustments, which were made after March 16, 2005, the date of filing of the Company's Form 8-K dated March 15, 2005. In addition, certain reclassifications have been made to prior years' financial data to conform to current financial statement presentations as well as to reflect the effect of the six-for-five stock split in the form of a stock dividend effected on December 8, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

The Company's accounting policies are fundamental to understanding management's discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in
Note 1 beginning on page 34. The Company has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The methodology used to determine the allowance for loan losses is outlined in Note 1 and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under "Asset Quality" beginning on page 18.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

Fluctuations in the actual outcome of these future tax consequences could impact the Company's consolidated financial condition or results of operations. Additional discussion on the accounting for income taxes is presented in Note 1 beginning on page 34 and in Note 18 on page 54.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, deposit services, trust and estate administration, and investment management services. The Company has operations in the metropolitan New York area, Virginia and North Carolina, and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the metropolitan New York area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company's results of operations.

In 2004, the bank's average earning assets represented  approximately 97% of the
Company's   average  earning  assets.   Loans  represented  56%  and  investment
securities represented 43% of the bank's average earning assets in 2004.

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

COMPARISON OF YEARS 2004 AND 2003

The Company reported net income for the year ended December 31, 2004 of $24.6 million, representing $1.29 per share, calculated on a diluted basis, compared to $23.9 million, or $1.26 per share calculated on a diluted basis, for 2003. This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

Net interest income, on a tax-equivalent basis, increased $4.0 million to $79.0 million for 2004 from $75.0 million for 2003, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by a lower yield on earning assets and higher average interest-bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 5.02% for 2004 compared to 5.33% for 2003. The decrease in the net interest margin was primarily the result of changes in the mix of earning assets and of deposits, partially offset by the higher rate environment in 2004.

Total interest income, on a tax-equivalent basis, aggregated $98.6 million for 2004, from $92.5 million for 2003. The tax-equivalent yield on interest-earning assets was 6.26% in 2004 compared to 6.58% for 2003.

Interest earned on the loan portfolio amounted to $65.8 million for 2004, up $4.2 million from a year ago. Average loan balances amounted to $937.5 million, up $80.2 million from an average of $857.3 million in the prior year. The increase in the average loans (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 7.56% for 2004 from 7.68% for 2003 was primarily attributable to changes in the mix of outstanding balances on average among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $32.7 million for 2004 from $30.8 million in the prior year. Average outstandings increased to $689.6 million from $593.0 in the prior year period. The average life of the securities portfolio was approximately 4.0 years at December 31, 2004 compared to 3.8 years at December 31, 2003, reflecting the impact of purchases made primarily in the first and second quarters of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the first and second quarters of the 2004 period and of the principal prepayments primarily in the second quarter of 2004.

Total interest expense increased to $19.6 million for 2004 from $17.6 million for 2003 primarily due to higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $11.2 million for 2004 from $8.9 million for 2003 primarily due to an increase in average balances. Average interest-bearing deposit balances increased to $831.0 million for 2004 from $683.7 in 2003 primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.34% which was 4 basis points higher than the prior year period.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for 2004 increased to $10.0 million from $8.7 million for the prior year period. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $34.7 million for 2004 from $32.7 million in 2003, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin mortgage loans, and from factoring activities, from bank owned life insurance and from gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees for deposit, trade finance and various other services.

Noninterest Expenses

Noninterest expenses increased $6.3 million for 2004 when compared to 2003. The increase was primarily due to investments in the Sterling franchise, including the new branches, and regulatory compliance costs, with higher expenses related to salaries and employee benefits, advertising and marketing, and professional fees.

Provision for Income Taxes

The provision for income taxes decreased $2.0 million for 2004 when compared to 2003. The lower provision for taxes in the 2004 period was primarily due to the resolution, during the second quarter of 2004, of certain state tax issues for tax years 1999-2001.

COMPARISON OF YEARS 2003 AND 2002

The Company reported net income for the year ended December 31, 2003 of $23.9 million, representing $1.26 per share, calculated on a diluted basis, compared to $21.8 million, or $1.15 per share, calculated on a diluted basis, for 2002. This increase reflected continued growth in both net interest income and noninterest income, which together with a lower provision for loan losses, more than offset increases in noninterest expenses and the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, increased $1.0 million to $75.0 million for 2003 from $74.0 million for 2002, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by a lower yield on earning assets. The net interest margin, on a tax-equivalent basis, was 5.33% for 2003 compared to 5.74% for 2002. The decrease in the net interest margin was primarily the result of the impact of the lower interest rate environment in 2003, partially offset by the impact of an increase in average loan outstandings.

Total interest income, on a tax-equivalent basis, aggregated $92.5 million for 2003, down $2.7 million from $95.2 million for 2002. The tax-equivalent yield on interest-earning assets was 6.58% in 2003 compared to 7.39% for 2002.

Interest earned on the loan portfolio amounted to $61.6 million for 2003, up $3.7 million from a year ago. Average loan balances amounted to $857.3 million, up $111.2 million from an average of $746.1 million in the prior year. The increase in the average loans (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 7.68% for 2003 from 8.52% for 2002 was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and lower interest rate environment in 2003.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $30.8 million for 2003 from $37.0 million in the prior year. Average outstandings increased to $593.0 million from $589.4 million in the prior year. The average life of the securities portfolio was approximately 3.8 years at December 31, 2003 compared to 2.75 years at December 31, 2002, reflecting the impact of purchases made in 2003 and of greater principal prepayments, which increased to $383.1 million for 2003 from $232.9 million in 2002. The decrease in yields on most of the securities portfolio reflected the impact of purchases made during the lower rate environment on average in 2003 and of greater principal prepayments during 2003.

Total interest expense decreased $3.6 million to $17.6 million for 2003 from $21.2 million for 2002, primarily due to lower average rates paid partially offset by higher average balances principally for customer and dealer repurchase agreements and other short-term debt.

Interest expense on deposits decreased $3.6 million for 2003 to $8.8 million from $12.4 million for 2002 due to the decrease in the cost of funds. Average rate paid on interest-bearing deposits was 1.30% which was 54 basis points lower than the prior year. The decrease in average cost of deposits reflected the lower interest rate environment during 2003 compared to 2002.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for 2003 decreased to $8.7 million from $10.8 million for the prior year. The provision for 2002 was impacted by the charge-off of a $5.4 million loan to a corporate borrower which had become the subject of an involuntary bankruptcy. Other factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased $3.4 million for 2003 when compared to 2002, primarily due to increased income from mortgage banking, as a result of an increase in residential loans sold to $709.6 million for 2003 from $490.6 million for 2002. Partially offsetting that increase were lower revenues from factoring activities, from fees for various other services, from gains on sales of available for sale securities, and from a bank owned life insurance program.

Noninterest Expenses

Noninterest expenses increased $1.9 million for 2003 when compared to 2002, primarily due to increased salary expenses, pension and other employee benefit costs, equipment, mortgage tax, and various other expenses incurred to support growing levels of business activity and continued investment in the business franchise. Partially offsetting these increases were reductions in fees for professional services, occupancy, advertising and marketing, stationery and printing and various other expenses.

Provision for Income Taxes

The provision for income taxes increased $2.4 million for 2003 when compared to 2002, principally as the result of higher pre-tax income in 2003. In addition, during the second quarter of 2002, New York State completed an examination of Sterling's tax returns through 1998 and issued a no change finding. As a result, based on management's review of required tax reserves with outside professionals, approximately $1.0 million in excess reserves was adjusted through the provision that quarter.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are composed principally of U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At December 31, 2004, the Company's portfolio of securities totaled $680.2 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 4.4 years amounted to $573.6 million. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $4.3 million and $2.6 million, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $2.4 million and gross unrealized losses of $2.1 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary.

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 5 beginning on page 40.

The following table sets forth the composition of the Company's investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,                                                       2004                    2003                   2002
----------------------------------------------------------------------------------------------------------------------------
                                                                          % of                   % of                   % of
                                                           Balances      Total    Balances      Total    Balances      Total
                                                           -----------------------------------------------------------------
                                                                                 (dollars in thousands)
U.S. Treasury securities                                   $  2,492       0.37%   $  2,496       0.37%   $  2,495       0.42%
Obligations of U.S. government corporations and agencies
  --mortgage-backed securities                              469,456      69.02     513,321      75.14     387,173      65.76
  --collateralized mortgage obligations                     104,137      15.31     115,874      16.97     133,494      22.67
  --other securities                                         64,748       9.52          --         --          --         --
Obligations of states and political subdivisions             27,471       4.04      32,816       4.80      34,948       5.94
Trust preferred securities                                    3,023       0.44       3,654       0.53       3,445       0.59
Debt securities issued by foreign governments                 1,250       0.18       1,250       0.18       1,500       0.25
Other debt securities                                            --         --       4,001       0.59      15,000       2.55
Federal Reserve Bank and other equity securities              7,643       1.12       9,706       1.42      10,719       1.82
                                                           -----------------------------------------------------------------
      Total                                                $680,220     100.00%   $683,118     100.00%   $588,774     100.00%
                                                           =================================================================

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

The Company's commercial and industrial loan portfolio represents approximately 56% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $10 million. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 15% of all loans. The leasing and commercial and industrial loan portfolios are included in corporate lending for segment reporting purposes as presented in Note 22 beginning on page
58. The Company's real estate loan portfolio, which represents approximately 25% of all loans, is secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. Sources of repayment are from the borrower's operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions.

The following table sets forth the composition of the Company's loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years:

December 31,                                   2004                    2003                   2002                   2001
-------------------------------------------------------------------------------------------------------------------------------
                                                      % of                   % of                   % of                   % of
                                       Balances      Total    Balances      Total    Balances      Total    Balances      Total
                                     ------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Domestic
  Commercial and industrial          $  595,229      56.19%   $563,799      59.91%   $500,311      59.14%   $519,557      64.25%
  Lease financing                       162,961      15.38     148,737      15.80     128,749      15.22      90,614      11.20
  Real estate--mortgage                 263,320      24.86     201,911      21.46     185,412      21.92     161,012      19.91
  Real estate--construction               2,320       0.22       2,368       0.25       2,400       0.28          --         --
  Installment--individuals               15,515       1.46      14,298       1.52       9,128       1.08       8,504       1.05
  Loans to depository institutions       20,000       1.89      10,000       1.06      20,000       2.36      29,000       3.59
Foreign government and official
  institutions                               --         --          --         --          --         --          --         --
                                     ------------------------------------------------------------------------------------------
Total                                $1,059,345     100.00%   $941,113     100.00%   $846,000     100.00%   $808,687     100.00%
                                     ==========================================================================================


December 31,                                2000
--------------------------------------------------------
                                                    % of
                                     Balances      Total
                                     -------------------
                                   (dollars in thousands)
Domestic
  Commercial and industrial          $499,984      66.59%
  Lease financing                      98,349      13.10
  Real estate--mortgage               122,272      16.28
  Real estate--construction                --         --
  Installment--individuals              9,506       1.27
  Loans to depository institutions     20,000       2.66
Foreign government and official
  institutions                            777       0.10
                                     -------------------
Total                                $750,888     100.00%
                                     ===================

The following table sets forth the maturities of the Company's commercial and industrial loans, as of December 31, 2004:

                             Due One      Due One     Due After      Total
                               Year       to Five        Five        Gross
                             or Less       Years        Years        Loans
-----------------------------------------------------------------------------
                                             (in thousands)
Commercial and industrial   $  586,462   $    9,220   $        7   $  595,689
                            =================================================

All loans due after one year have predetermined interest rates.

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

The following table sets forth the amount of domestic nonaccrual and past due loans of the Company at the end of each of the five most recent fiscal years; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

December 31,                                        2004      2003      2002      2001      2000
------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Nonaccrual loans
Commercial and industrial                         $1,035    $2,022    $  405    $   --    $  470
Lease financing                                    1,304       783       275       311       495
Real estate--mortgage                                704       489       949     1,392       938
Installment--individuals                              72        49       155        45        92
                                                  ----------------------------------------------
  Total nonaccrual loans                           3,115     3,343     1,784     1,748     1,995
Past due 90 days or more (other than the above)    1,672       127       286       200       162
                                                  ----------------------------------------------
 Total                                            $4,787    $3,470    $2,070    $1,948    $2,157
                                                  ==============================================

Interest income that would have been earned on
  nonaccrual loans outstanding                    $  233    $  196    $  136    $  153    $  168
                                                  ==============================================
Applicable interest income actually realized on
  nonaccrual loans outstanding                    $  133    $  141    $   83    $   92    $  110
                                                  ==============================================
Nonaccrual and past due loans as a
  percentage of total gross loans                   0.45%     0.37%     0.25%     0.24%     0.28%
                                                  ==============================================

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

Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At December 31, 2004, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.60% and the allowance was $16.3 million. At such date, the Company's nonaccrual loans amounted to $3.1 million; $1.3 million of such loans was judged to be impaired within the scope of SFAS No. 114. Nonaccrual loans and loans 90 days past due and still accruing include leases, in the amount of $0.7 million and $1.6 million, respectively, of telecommunications equipment from a company that went into bankruptcy in July 2004. The service provider to the lessees discontinued service, resulting in the failure of certain lessees to make payments. While pursuing collection of the lease payments, past due amounts accrue. Legal action is typically commenced against lessees whose accounts are not paid within 180 days and are placed in nonaccrual status. Lessees remain unconditionally obligated to make payments. All are creditworthy and personally guaranteed; the reported delinquencies are not due to credit issues. Based on the foregoing, as well as management's judgment as to the current risks inherent in loans held in portfolio, the Company's allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of December 31, 2004. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2004. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1.2 million and $1.3 million at December 31, 2004 and 2003, respectively.

The following table sets forth certain information with respect to the Company's loan loss experience for each of the five most recent fiscal years:

December 31,                                     2004        2003        2002        2001        2000
-----------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Average loans held in portfolio, net of
  unearned discounts, during year            $891,107    $785,575    $708,656    $674,310    $615,150
                                             ========================================================

Allowance for loan losses:
  Balance at beginning of year               $ 14,459    $ 13,549    $ 14,038    $ 12,675    $ 11,117
                                             --------------------------------------------------------

Charge-offs:
  Commercial and industrial                     6,116       6,571      10,205       4,899       4,010
  Lease financing                               2,447       1,155         930       1,528       1,075
  Real estate                                       8         547         856         269         313
  Installment                                       9          38          58         103          92
                                             --------------------------------------------------------
 Total charge-offs                              8,580       8,311      12,049       6,799       5,490
                                             --------------------------------------------------------
Recoveries:
  Commercial and industrial                       917         552         871         589         220
  Lease financing                                  44          25          69          84         228
  Real estate                                      --          --          16          --          --
  Installment                                      43          61          69          88          37
                                             --------------------------------------------------------
 Total recoveries                               1,004         638       1,025         761         485
                                             --------------------------------------------------------
Subtract:
  Net charge-offs                               7,576       7,673      11,024       6,038       5,005
                                             --------------------------------------------------------
Provision for loan losses                       9,965       8,741      10,771       7,401       6,563
                                             --------------------------------------------------------
Loss on loans transferred to held for sale        520         158         236          --          --
                                             --------------------------------------------------------
Balance at end of year                       $ 16,328    $ 14,459    $ 13,549    $ 14,038    $ 12,675
                                             ========================================================

Ratio of net charge-offs to average
  loans held in portfolio, net of
  unearned discounts, during year                0.85%       0.98%       1.56%       0.90%       0.81%
                                             ========================================================

To comply with a regulatory requirement to provide an allocation of the allowance for loan losses, the following table presents the Company's allocation of the allowance. This allocation is based on estimates by management and may vary from year to year based on management's evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company's loans held in portfolio may not necessarily be indicative of actual future charge-offs in a loan category.

December 31,                             2004                 2003                 2002                  2001              2000
------------------------------------------------------------------------------------------------------------------------------------
                                               % of                 % of                 % of                 % of              % of
                                  Amount      Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount  Loans
                                 ---------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Domestic
  Commercial and industrial      $ 9,636      1.62%   $ 8,637      1.53%   $ 7,977      1.59%   $ 9,438      1.82%   $ 8,968   1.79%
  Loans to depository
    institutions                     120      0.60         80      0.80        150      0.75        230      0.79        160   0.80
  Lease financing                  4,073      2.50      2,686      1.80      1,961      1.52      1,736      1.92      1,637   1.66
  Real estate--mortgage            2,184      0.97      2,310      1.43      2,000      1.37      1,613      1.28      1,423   1.22
  Real estate--construction           15      0.65         24      1.01         23      0.96         --        --         --     --
  Installment--individuals           100      0.64         14      0.10         10      0.11         10      0.12         10   0.11
  Unallocated                        200        --        708        --      1,428        --      1,011        --        477     --
                                 -------              -------              -------              -------              -------
    Total                        $16,328      1.60%   $14,459      1.61%   $13,549      1.71%   $14,038      1.85%   $12,675   1.72%
                                 ==================================================================================================

Deposits

A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company's deposits at the end of each of the three most recent fiscal years:

December 31,                                     2004                  2003                  2002
------------------------------------------------------------------------------------------------------
                                                      % of                  % of                  % of
                                          Balances   Total      Balances   Total      Balances   Total
                                        --------------------------------------------------------------
                                                             (dollars in thousands)
Domestic
  Demand                                $  511,307    38.0%   $  474,092    39.1%   $  401,568    38.4%
  NOW                                      136,616    10.2       134,122    11.1       111,869    10.7
  Savings                                   28,168     2.1        30,105     2.5        27,307     2.6
  Money Market                             192,483    14.3       177,187    14.6       148,157    14.2
  Time deposits by remaining maturity
    Within 3 months                        163,408    12.2       168,687    13.9       201,103    19.2
    After 3 months but within 1 year       162,198    12.1       148,565    12.3        87,160     8.3
    After 1 year but within 2 years        137,074    10.2        70,479     5.8        48,708     4.6
    After 2 years but within 3 years         7,755     0.6         2,727     0.2        12,005     1.1
    After 3 years but within 4 years         1,449     0.1         2,021     0.2           806     0.1
    After 4 years but within 5 years           336      --           748     0.1         5,339     0.5
    After 5 years                               50      --             8      --            86      --
                                        --------------------------------------------------------------
      Total domestic deposits            1,340,844    99.8     1,208,741    99.8     1,044,108    99.7
                                        --------------------------------------------------------------
Foreign
  Time deposits by remaining maturity
    Within 3 months                          1,645     0.1         1,645     0.1         1,820     0.2
    After 3 months but within 1 year         1,362     0.1         1,355     0.1         1,180     0.1
                                        --------------------------------------------------------------
      Total foreign deposits                 3,007     0.2         3,000     0.2         3,000     0.3
                                        --------------------------------------------------------------
      Total deposits                    $1,343,851   100.0%   $1,211,741   100.0%   $1,047,108   100.0%
                                        ==============================================================

Fluctuations of balances in total or among categories at any date can occur based on the Company's mix of assets and liabilities as well as on customers' balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 21.

                                Sterling Bancorp
                     CONSOLIDATED AVERAGE BALANCE SHEETS AND
                      ANALYSIS OF NET INTEREST EARNINGS[1]

Years Ended December 31,                                     2004                               2003
------------------------------------------------------------------------------------------------------------------
                                               Average                Average      Average                Average
                                               Balance     Interest     Rate       Balance     Interest     Rate
                                             ---------------------------------------------------------------------
                                                                     (dollars in thousands)
ASSETS
Interest-bearing deposits with other banks   $     3,120    $    21      0.70%   $     3,473    $    25      0.73%
Investment securities
  Available for sale                             266,823     11,729      4.36        188,876      9,206      4.86
  Held to maturity                               392,869     18,829      4.79        372,213     19,269      5.18
  Tax-exempt[2]                                   29,877      2,135      7.14         31,916      2,370      7.43
Federal funds sold                                10,943        132      1.21          5,759         64      1.12
Loans, net of unearned discounts[3]
  Domestic                                       937,502     65,779      7.56        857,354     61,622      7.68
                                             ----------------------                --------------------
     TOTAL INTEREST-EARNING ASSETS             1,641,134     98,625      6.26%     1,459,591     92,556      6.58%
                                                            -------     =====                   -------     =====
Cash and due from banks                           60,281                              58,350
Allowance for loan losses                        (15,906)                            (14,720)
Goodwill                                          21,158                              21,158
Other                                             71,053                              63,244
                                             -----------                         -----------
     TOTAL ASSETS                            $ 1,777,720                         $ 1,587,623
                                             ===========                         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
  Domestic
     Savings                                 $    31,203        120      0.38%   $    27,554         98      0.35%
     NOW                                         134,096        622      0.46        119,730        586      0.49
     Money market                                213,331      1,280      0.60        165,666        792      0.48
     Time                                        449,319      9,118      2.03        367,798      7,370      2.00
  Foreign
     Time                                          3,001         33      1.09          3,000         41      1.38
                                             ----------------------              ----------------------
     Total interest-bearing deposits             830,950     11,173      1.34        683,748      8,887      1.30
                                             ----------------------              ----------------------
Borrowings
  Securities sold under agreements to
     repurchase--customers                        84,559      1,020      1.21         71,648        877      1.22
  Securities sold under agreements to
     repurchase--dealers                          29,601        398      1.35         46,219        566      1.22
  Federal funds purchased                          9,946        146      1.47          5,463         65      1.20
  Commercial paper                                30,069        364      1.21         23,819        264      1.11
  Other short-term debt                           12,629        243      1.93         31,853        545      1.71
  Long-term borrowings                           135,774      6,239      4.62        139,870      6,387      4.57
                                             ----------------------              ----------------------
  Total borrowings                               302,578      8,410      2.79        318,872      8,704      2.73
                                             ----------------------              ----------------------
     Total Interest-Bearing Liabilities        1,133,528     19,583      1.73%     1,002,620     17,591      1.76%
                                                                        =====                               =====
Noninterest-bearing demand deposits              415,664         --                  370,554         --
                                             ----------------------              ----------------------
Total including noninterest-bearing
  demand deposits                              1,549,192     19,583      1.26%     1,373,174     17,591      1.28%
                                                            -------     =====                   -------     =====
Other liabilities                                 85,992                              80,299
                                             -----------                         -----------
     Total Liabilities                         1,635,184                           1,453,473
Shareholders' equity                             142,536                             134,150
                                             -----------                         -----------
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                 $ 1,777,720                         $ 1,587,623
                                             ===========                         ===========
Net interest income/spread                                   79,042      4.53%                   74,965      4.82%
                                                                        =====                              ======
Net yield on interest-earning assets                                     5.02%                               5.33%
                                                                        =====                              ======
Less: Tax-equivalent adjustment                                 826                                 973
                                                            -------                             -------
Net interest income                                         $78,216                             $73,992
                                                            =======                             =======


Years Ended December 31,                                    2002
-----------------------------------------------------------------------------
                                               Average                Average
                                               Balance     Interest     Rate
                                             --------------------------------
                                                   (dollars in thousands)
ASSETS
Interest-bearing deposits with other banks   $     3,494    $    33      1.20%
Investment securities
  Available for sale                             238,947     14,748      6.17
  Held to maturity                               316,864     19,759      6.24
  Tax-exempt[2]                                   33,579      2,489      7.41
Federal funds sold                                16,704        277      1.66
Loans, net of unearned discounts[3]
  Domestic                                       746,115     57,914      8.52
                                             ----------------------
     TOTAL INTEREST-EARNING ASSETS             1,355,703     95,220      7.39%
                                                            -------     =====
Cash and due from banks                           49,994
Allowance for loan losses                        (13,986)
Goodwill                                          21,158
Other                                             54,053
                                             -----------
     TOTAL ASSETS                            $ 1,466,922
                                             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
  Domestic
     Savings                                 $    25,882        154      0.60%
     NOW                                         112,301        880      0.78
 Money market                                    164,578      1,321      0.80
     Time                                        370,536     10,053      2.71
  Foreign
     Time                                          2,999         58      1.94
                                             ----------------------
     Total interest-bearing deposits             676,296     12,466      1.84
                                             ----------------------
Borrowings
  Securities sold under agreements to
     repurchase--customers                        63,540      1,163      1.83
  Securities sold under agreements to
     repurchase--dealers                           6,960        129      1.85
  Federal funds purchased                          2,613         45      1.72
  Commercial paper                                31,885        655      2.06
  Other short-term debt                           23,885        573      2.40
  Long-term borrowings                           140,153      6,178      4.41
                                             ----------------------
  Total borrowings                               269,036      8,743      3.25
                                             ----------------------
     Total Interest-Bearing Liabilities          945,332     21,209      2.24%
                                                                        =====
Noninterest-bearing demand deposits              315,757         --
                                             ----------------------
Total including noninterest-bearing
  demand deposits                              1,261,089     21,209      1.68%
                                                            -------     =====
Other liabilities                                 79,559
                                             -----------
Total Liabilities                              1,340,648
Shareholders' equity                             126,274
                                             -----------
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                 $ 1,466,922
                                             ===========
Net interest income/spread                                   74,011      5.15%
                                                                        =====
Net yield on interest-earning assets                                     5.74%
                                                                        =====
Less: Tax-equivalent adjustment                               1,023
                                                            -------
Net interest income                                         $72,988
                                                            =======


[1] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to prior period amounts to conform to current presentation.

[2] Interest on tax-exempt securities included herein is presented on a tax-equivalent basis.

[3] Includes loans held for sale and loans held in portfolio. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                                Sterling Bancorp
                      CONSOLIDATED RATE/VOLUME ANALYSIS[1]


                                                     December 31, 2003 to                   December 31, 2002 to
Increase (Decrease) from Years Ended,                  December 31, 2004                      December 31, 2003
-----------------------------------------------------------------------------------------------------------------------
                                                Volume         Rate     Total[2]       Volume         Rate     Total[2]
                                             --------------------------------------------------------------------------
                                                                        (in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks   $      (3)   $      (1)   $      (4)   $      --    $      (8)   $      (8)
                                             --------------------------------------------------------------------------
Investment securities
  Available for sale                             3,540       (1,017)       2,523       (2,753)      (2,789)      (5,542)
  Held to maturity                               1,078       (1,518)        (440)       3,157       (3,647)        (490)
  Tax-exempt                                      (150)         (85)        (235)        (119)          --         (119)
                                             --------------------------------------------------------------------------
    Total                                        4,468       (2,620)       1,848          285       (6,436)      (6,151)
                                             --------------------------------------------------------------------------
Federal funds sold                                  63            5           68         (143)         (70)        (213)
                                             --------------------------------------------------------------------------
Loans, net of unearned discounts[3]
  Domestic                                       5,350       (1,193)       4,157        9,777       (6,069)       3,708
                                             --------------------------------------------------------------------------
    TOTAL INTEREST INCOME                    $   9,878    $  (3,809)   $   6,069    $   9,919    $ (12,583)   $  (2,664)
                                             ==========================================================================
INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                  $      14    $       8    $      22    $      10    $     (66)   $     (56)
    NOW                                             72          (36)          36           54         (348)        (294)
    Money market                                   262          226          488            9         (538)        (529)
    Time                                         1,638          110        1,748          (73)      (2,610)      (2,683)
  Foreign
    Time                                            --           (8)          (8)          --          (17)         (17)
                                             --------------------------------------------------------------------------
    Total interest-bearing deposits              1,986          300        2,286           --       (3,579)      (3,579)
                                             --------------------------------------------------------------------------
Borrowings
  Securities sold under agreements to
    repurchase--customers                          150           (7)         143          135         (421)        (286)
  Securities sold under agreements to
    repurchase--dealers                           (222)          54         (168)         495          (58)         437
  Federal funds purchased                           63           18           81           37          (17)          20
  Commercial paper                                  75           25          100         (138)        (253)        (391)
  Other short-term debt                           (364)          62         (302)         162         (190)         (28)
  Long-term borrowings                            (206)          58         (148)         (12)         221          209
                                             --------------------------------------------------------------------------
    Total borrowings                              (504)         210         (294)         679         (718)         (39)
                                             --------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                       $   1,482    $     510    $   1,992    $     679    $  (4,297)   $  (3,618)
                                             ==========================================================================
NET INTEREST INCOME                          $   8,396    $  (4,319)   $   4,077    $   9,240    $  (8,286)   $     954
                                             ==========================================================================

[1]   Amounts are presented on a tax-equivalent basis.

[2] The change in interest income and interest expense due to both rate and volume has been allocated to change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each. The effect of the extra day in 2004 has been included in the change in volume.

[3] Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent earned.

ASSET/LIABILITY MANAGEMENT

The Company's primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company's net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.

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

The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at December 31, 2004, presented on page 26, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

As part of its interest rate risk strategy, the Company may use financial instrument derivatives to hedge the interest rate sensitivity of assets. The Company has written policy guidelines, approved by the Board of Directors, governing the use of financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. During 2004, the Company did not enter into any derivative contracts to hedge its interest rate risk. At December 31, 2004 and 2003, the Company was not a party to any derivative contracts to hedge its interest rate risk.

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

The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2004, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.17% ($2.6 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 3.79% ($3.1 million) decline from an unchanged rate environment.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company's interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve shape could adversely affect the Company's results in 2005.

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

At December 31, 2004, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $26.0 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $34.9 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

The following table sets forth information regarding the Company's obligations and commitments to make future payments under contracts as of December 31, 2004:

                                                       Payments Due by Period
                                     ---------------------------------------------------------
Contractual                                     Less than       1-3         4-5       After 5
Obligations                            Total      1 Year       Years       Years       Years
----------------------------------------------------------------------------------------------
                                                           (in thousands)
Long-Term Debt                       $ 135,774   $      --   $  25,774   $  10,000   $ 100,000
Operating Leases                        29,718       3,536       6,744       6,446      12,992
                                     ---------------------------------------------------------
Total Contractual Cash Obligations   $ 165,492   $   3,536   $  32,518   $  16,446   $ 112,992
                                     =========================================================

The following table sets forth information regarding the Company's obligations under other commercial commitments as of December 31, 2004:

                                             Amount of Commitment Expiration Per Period
                                   ----------------------------------------------------------------
Other Commercial                   Total Amounts  Less than       1-3          4-5        Over 5
Commitments                          Committed      1 Year       Years        Years        Years
---------------------------------------------------------------------------------------------------
                                                             (in thousands)
Residential loans                    $   45,195   $   45,195   $       --   $       --   $       --
Commercial loans                         32,301       19,692        7,014        3,095        2,500
                                     --------------------------------------------------------------
Total loans                              77,496       64,887        7,014        3,095        2,500
Standby Letters of Credit                26,564       23,574        2,990           --           --
Other Commercial Commitments             11,519       11,512           --           --            7
                                     --------------------------------------------------------------
Total Commercial Commitments         $  115,579   $   99,973   $   10,004   $    3,095   $    2,507
                                     ==============================================================

While the past performance is no guarantee of the future, management believes that the Company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity requirements in the future.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital at December 31, 2004 and December 31, 2003, is presented in Note 21 beginning on page 57. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a "well capitalized" bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2004, the Company and the bank exceeded the requirements for "well capitalized" institutions.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The parent company's common stock is traded on the New York Stock Exchange under the symbol STL. Information regarding the quarterly prices of the common stock is presented in Note 25 on page 63. Information regarding the average common shares outstanding and dividends per common share is presented in the
Consolidated Statements of Income on page 29. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 14 on page 48. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 21 beginning on page 57. Information related to the parent company's preferred stock is presented in Note 11 on page 47.

                                Sterling Bancorp
                     CONSOLIDATED INTEREST RATE SENSITIVITY

To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less, so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are classified based on the earliest repricing period. Based on the interest rate sensitivity analysis shown below, the Company's net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates. Amounts are presented in thousands.

                                                                               Repricing Date
                                               -----------------------------------------------------------------------------
                                                             More than
                                                 3 Months     3 Months     1 Year to         Over      Nonrate
                                                  or Less    to 1 Year       5 Years      5 Years    Sensitive         Total
----------------------------------------------------------------------------------------------------------------------------
ASSETS
  Interest-bearing deposits with other banks   $    1,329   $       --    $       --   $       --   $       --    $    1,329
  Investment securities                             3,053       48,769        90,094      530,661        7,643       680,220
  Loans, net of unearned discounts
    Commercial and industrial                     585,927          535         9,220            7         (460)      595,229
    Loans to depository institutions               20,000           --            --           --           --        20,000
    Lease financing                                 3,122       14,833       158,856        9,050      (22,900)      162,961
    Real estate                                    97,618        9,548       122,513       35,962           (1)      265,640
    Installment                                    13,172           82         2,253           10           (2)       15,515
  Noninterest-earning assets and
    allowance for loan losses                          --           --            --           --      130,218       130,218
                                               -----------------------------------------------------------------------------
      Total Assets                                724,221       73,767       382,936      575,690      114,498     1,871,112
                                               -----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Savings[1]                                         --           --        28,168           --           --        28,168
    NOW[1]                                             --           --       136,616           --           --       136,616
    Money market[1]                               157,741           --        34,742           --           --       192,483
    Time--domestic                                163,408      162,198       146,614           50           --       472,270
        --foreign                                   1,645        1,362            --           --           --         3,007
  Securities sold under agreements
    to repurchase--customers                       55,934           --            --           --           --        55,934
  Securities sold under agreements
    to repurchase--dealers                         33,882           --            --           --           --        33,882
  Federal funds purchased                          32,500           --            --           --           --        32,500
  Commercial paper                                 25,991           --            --           --           --        25,991
  Other short-term borrowings                       2,517           --            --           --           --         2,517
  Long-term borrowings                                 --           --        10,000      100,000       25,774       135,774
  Noninterest-bearing liabilities and
    shareholders' equity                               --           --            --           --      751,970       751,970
                                               -----------------------------------------------------------------------------
      Total Liabilities and
        Shareholders' Equity                      473,618      163,560       356,140      100,050      777,744     1,871,112
                                               -----------------------------------------------------------------------------
Net Interest Rate Sensitivity Gap              $  250,603   $  (89,793)   $   26,796   $  475,640   $ (663,246)   $       --
                                               =============================================================================
Cumulative Gap at December 31, 2004            $  250,603   $  160,810    $  187,606   $  663,246   $       --    $       --
                                               =============================================================================
Cumulative Gap at December 31, 2003            $  230,662   $   77,756    $   46,397   $  595,450   $       --    $       --
                                               =============================================================================
Cumulative Gap at December 31, 2002            $  260,814   $  167,170    $   98,271   $  522,344   $       --    $       --
                                               =============================================================================

[1] Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and runoff experience.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, and the statements of condition of Sterling National Bank as of December 31, 2004 and 2003, notes thereto and Report of Independent Registered Public Accounting Firm thereon appear on pages 28-64.

                                Sterling Bancorp
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         Restated
December 31,                                                                            2004               2003
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $    48,842,418    $    63,947,722
Interest-bearing deposits with other banks                                               1,329,103          1,656,338

Securities available for sale (at estimated fair value;
  pledged: $64,933,098 in 2004 and $117,250,082 in 2003)                               233,762,171        312,727,555
Securities held to maturity (pledged: $122,309,904 in 2004 and
  $166,910,347 in 2003) (estimated fair value: $448,173,450
in 2004 and $374,977,771 in 2003)                                                      446,457,563        370,390,519
                                                                                   ----------------------------------
      Total investment securities                                                      680,219,734        683,118,074
                                                                                   ----------------------------------
Loans held for sale                                                                     37,058,673         40,556,380

Loans held in portfolio, net of unearned discounts                                   1,022,286,479        900,556,215
Less allowance for loan losses                                                          16,328,528         14,458,951
                                                                                   ----------------------------------
      Loans, net                                                                     1,005,957,951        886,097,264
                                                                                   ----------------------------------
Customers' liability under acceptances                                                     628,965            953,571
Goodwill                                                                                21,158,440         21,158,440
Premises and equipment, net                                                             10,674,708          9,226,183
Other real estate                                                                          766,620            829,856
Accrued interest receivable                                                              5,604,781          5,069,423
Bank owned life insurance                                                               26,553,145         21,872,266
Other assets                                                                            32,317,224         25,338,740
                                                                                   ----------------------------------
                                                                                   $ 1,871,111,762    $ 1,759,824,257
                                                                                   ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                                                       $   511,307,018        474,091,890
Interest-bearing deposits                                                              832,544,097        737,648,930
                                                                                   ----------------------------------
      Total deposits                                                                 1,343,851,115      1,211,740,820

Securities sold under agreements to repurchase--customers                               55,934,170         42,490,862
Securities sold under agreements to repurchase--dealers                                 33,882,000         51,327,944
Federal funds purchased                                                                 32,500,000         10,000,000
Commercial paper                                                                        25,991,038         28,799,055
Other short-term borrowings                                                              2,517,375         56,871,359
Acceptances outstanding                                                                    628,965            953,571
Accrued expenses and other liabilities                                                  91,329,506         78,604,639
Long-term borrowings                                                                   135,774,000        135,774,000
                                                                                   ----------------------------------
      Total liabilities                                                              1,722,408,169      1,616,562,250
                                                                                   ----------------------------------
Shareholders' Equity
  Preferred stock, $5 par value                                                                 --          2,244,320
  Common stock, $1 par value. Authorized 50,000,000 and 20,000,000
    shares, respectively; issued 19,880,521 and 19,275,964 shares, respectively         19,880,521         19,275,964
  Capital surplus                                                                      145,310,745        141,179,832
  Retained earnings                                                                     28,664,568         16,166,517
  Accumulated other comprehensive loss                                                  (1,921,060)        (1,131,803)
                                                                                   ----------------------------------
                                                                                       191,934,774        177,734,830
  Common stock in treasury at cost, 1,642,996 and 1,306,587 shares, respectively       (42,939,969)       (33,577,847)
  Unearned compensation                                                                   (291,212)          (894,976)
                                                                                   ----------------------------------
      Total shareholders' equity                                                       148,703,593        143,262,007
                                                                                   ----------------------------------
                                                                                   $ 1,871,111,762    $ 1,759,824,257
                                                                                   ==================================

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Restated      Restated
Years Ended December 31,                                          2004          2003          2002
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                       $65,778,789   $61,621,929   $57,913,946
  Investment securities
    Available for sale                                         13,038,461    10,601,611    16,213,837
    Held to maturity                                           18,828,800    19,269,037    19,758,646
  Federal funds sold                                              132,405        64,435       276,974
  Deposits with other banks                                        20,969        25,464        33,564
                                                              ---------------------------------------
      Total interest income                                    97,799,424    91,582,476    94,196,967
                                                              ---------------------------------------
INTEREST EXPENSE
  Deposits                                                     11,173,017     8,887,090    12,466,276
  Securities sold under agreements to repurchase--customers     1,020,157       876,790     1,162,822
  Securities sold under agreements to repurchase--dealers         398,415       565,552       129,063
  Federal funds purchased                                         146,109        65,407        45,059
  Commercial paper                                                363,918       264,254       655,355
  Other short-term borrowings                                     243,492       544,722       572,717
  Long-term borrowings                                          6,238,750     6,387,024     6,178,360
                                                              ---------------------------------------
      Total interest expense                                   19,583,858    17,590,839    21,209,652
                                                              ---------------------------------------
      Net interest income                                      78,215,566    73,991,637    72,987,315
Provision for loan losses                                       9,965,000     8,740,400    10,770,900
                                                              ---------------------------------------
      Net interest income after provision for loan losses      68,250,566    65,251,237    62,216,415
                                                              ---------------------------------------
NONINTEREST INCOME
  Factoring income                                              6,840,856     5,947,029     6,155,897
  Mortgage banking income                                      15,300,971    14,606,494    10,254,430
  Service charges on deposit accounts                           4,722,011     4,905,900     4,961,897
  Trade finance income                                          2,267,970     2,337,480     2,574,949
  Trust fees                                                      697,560       646,979       664,346
  Other service charges and fees                                1,843,603     1,922,590     1,846,103
  Bank owned life insurance income                              1,225,628     1,041,577     1,290,316
  Securities gains                                              1,256,370       550,505       996,041
  Other income                                                    562,726       719,397       541,110
                                                              ---------------------------------------
      Total noninterest income                                 34,717,695    32,677,951    29,285,089
                                                              ---------------------------------------
NONINTEREST EXPENSES
  Salaries                                                     30,103,160    27,022,023    25,993,675
  Employee benefits                                             9,032,770     8,462,987     6,166,793
                                                              ---------------------------------------
      Total personnel expense                                  39,135,930    35,485,010    32,160,468
  Occupancy expense, net                                        4,916,240     4,720,731     4,869,923
  Equipment expense                                             3,063,136     2,854,169     2,657,571
  Advertising and marketing                                     3,350,565     3,160,122     3,308,915
  Professional fees                                             5,567,847     3,121,771     3,738,163
  Data processing fees                                          1,124,441     1,012,309     1,270,974
  Stationery and printing                                         801,625       903,915     1,052,394
  Communications                                                1,530,476     1,580,678     1,626,467
  Other expenses                                                6,122,393     6,435,872     6,664,798
                                                              ---------------------------------------
      Total noninterest expenses                               65,612,653    59,274,577    57,349,673
                                                              ---------------------------------------
Income before income taxes                                     37,355,608    38,654,611    34,151,831
Provision for income taxes                                     12,751,535    14,751,366    12,310,377
                                                              ---------------------------------------
Net income                                                    $24,604,073   $23,903,245   $21,841,454
                                                              =======================================

Average number of common shares outstanding
  Basic                                                        18,241,567    17,914,855    17,978,728
  Diluted                                                      19,113,625    18,915,660    18,951,522
Earnings per average common share
  Basic                                                       $      1.35   $      1.33   $      1.21
  Diluted                                                            1.29          1.26          1.15
Dividends per common share                                            .67           .57           .46

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                                                                     Restated        Restated
Years Ended December 31,                                               2004            2003            2002
---------------------------------------------------------------------------------------------------------------
Net income                                                         $ 24,604,073    $ 23,903,245    $ 21,841,454
                                                                   --------------------------------------------
Other comprehensive (loss) income, net of tax:
  Unrealized gains on securities:
    Unrealized holding (losses) gains arising during the year          (886,698)       (995,551)      3,034,768
    Reclassification adjustment for gains included in net income       (679,696)       (297,823)       (538,858)
  Minimum pension liability adjustment                                  777,137        (501,359)       (781,944)
                                                                   --------------------------------------------
  Other comprehensive (loss) income                                    (789,257)     (1,794,733)      1,713,966
                                                                   --------------------------------------------
Comprehensive income                                               $ 23,814,816    $ 22,108,512    $ 23,555,420
                                                                   ============================================

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Restated         Restated
Years Ended December 31,                                               2004            2003             2002
-----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
  Balance at beginning of year                                    $   2,244,320    $   2,322,060    $   2,346,060
  Conversions of Series B and Series D shares                        (2,244,320)         (77,740)         (24,000)
                                                                  -----------------------------------------------
  Balance at end of year                                          $          --    $   2,244,320    $   2,322,060
                                                                  ===============================================

COMMON STOCK
  Balance at beginning of year                                    $  19,275,964    $  19,138,420    $  16,849,271
  Conversions of preferred shares into common shares                    428,304           12,799            3,070
  Common shares issued under stock incentive plan                       176,253          124,745          312,740
  Common shares issued in connection with stock dividend                     --               --        1,973,339
                                                                  -----------------------------------------------
  Balance at end of year                                          $  19,880,521    $  19,275,964    $  19,138,420
                                                                  ===============================================

CAPITAL SURPLUS
  Balance at beginning of year restated                           $ 141,179,832    $ 138,872,374    $  93,219,956
  Conversions of preferred shares into common shares                  1,816,016           64,941           20,930
  Common shares issued under stock incentive plan and
     related tax benefits                                             2,340,933        2,274,875        4,530,940
  Common shares issued in connection with stock dividend                     --               --       40,724,200
  Issuance of shares under incentive compensation plan                       --               --          386,400
  Common stock issued in connection with acquisition                         --               --          (10,052)
  Stock split--cash paid in lieu                                        (26,036)         (32,358)              --
                                                                  -----------------------------------------------
  Balance at end of year                                          $ 145,310,745    $ 141,179,832    $ 138,872,374
                                                                  ===============================================

RETAINED EARNINGS
  Balance at beginning of year restated                           $  16,166,517    $   2,498,606    $  31,071,106
  Net income                                                         24,604,073       23,903,245       21,841,454
  Cash dividends paid--common shares                                (12,106,022)     (10,110,315)      (7,571,667)
                     --preferred shares                                      --         (125,019)        (112,700)
  Stock dividend paid--common shares                                         --               --      (42,697,539)
                     --cash in lieu                                          --               --          (32,048)
                                                                  -----------------------------------------------
  Balance at end of year                                          $  28,664,568    $  16,166,517    $   2,498,606
                                                                  ===============================================

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
  Balance at beginning of year restated                           $  (1,131,803)   $     662,930    $  (1,051,036)
                                                                  -----------------------------------------------
  Unrealized holding (losses) gains arising during the period:
      Before tax                                                     (1,638,997)      (1,840,208)       5,609,554
      Tax effect                                                        752,299          844,657       (2,574,786)
                                                                  -----------------------------------------------
      Net of tax                                                       (886,698)        (995,551)       3,034,768
                                                                  -----------------------------------------------
  Reclassification adjustment for gains included in net income:
      Before tax                                                     (1,256,370)        (550,505)        (996,041)
      Tax effect                                                        576,674          252,682          457,183
                                                                  -----------------------------------------------
      Net of tax                                                       (679,696)        (297,823)        (538,858)
                                                                  -----------------------------------------------
  Minimum pension liability adjustment:
      Before tax                                                      1,436,482         (926,726)      (1,445,369)
      Tax effect                                                       (659,345)         425,367          663,425
                                                                  -----------------------------------------------
      Net of tax                                                        777,137         (501,359)        (781,944)
                                                                  -----------------------------------------------
  Balance at end of year                                          $  (1,921,060)   $  (1,131,803)   $     662,930
                                                                  ===============================================

TREASURY STOCK
  Balance at beginning of year                                    $ (33,577,847)   $ (32,400,952)   $ (15,542,454)
  Purchase of common shares                                          (8,310,004)        (256,007)     (15,501,195)
  Issuance of shares under incentive compensation plan                       --               --        1,267,200
  Surrender of shares issued under incentive compensation plan       (1,052,118)        (920,888)      (3,034,547)
  Common shares issued in connection with acquisition                        --               --          410,044
                                                                  -----------------------------------------------
  Balance at end of year                                          $ (42,939,969)   $ (33,577,847)   $ (32,400,952)
                                                                  ===============================================

UNEARNED COMPENSATION
  Balance at beginning of year                                    $    (894,976)   $  (1,873,926)   $  (1,187,798)
  Issuance of shares under incentive compensation plan                       --               --       (1,653,600)
  Amortization of unearned compensation                                 603,764          978,950          967,472
                                                                  -----------------------------------------------
  Balance at end of year                                          $    (291,212)   $    (894,976)   $  (1,873,926)
                                                                  ===============================================

TOTAL SHAREHOLDERS' EQUITY
  Balance at beginning of year                                    $ 143,262,007    $ 129,219,512    $ 125,705,105
  Net changes during the year                                         5,441,586       14,042,495        3,514,407
                                                                  -----------------------------------------------
  Balance at end of year                                          $ 148,703,593    $ 143,262,007    $ 129,219,512
                                                                  ===============================================

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Restated         Restated
Years Ended December 31,                                                      2004             2003             2002
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                              $  24,604,073    $  23,903,245    $  21,841,454
  Adjustments to reconcile net income to net
    cash  provided by (used in)operating activities:
      Provision for loan losses                                               9,965,000        8,740,400       10,770,900
      Depreciation and amortization of premises and equipment                 1,839,782        1,750,153        1,735,633
      Securities gains                                                       (1,256,370)        (550,505)        (996,041)
      Income from bank owned life insurance                                  (1,225,628)      (1,041,577)      (1,290,316)
      Deferred income tax benefit                                              (729,908)        (386,875)        (510,540)
      Net change in loans held for sale                                       3,497,707       14,128,607       (6,082,146)
      Amortization of unearned compensation                                     603,764          978,950          967,472
      Amortization of premiums on investment securities                       1,456,202        2,341,462        1,516,143
      Accretion of discounts on investment securities                          (568,608)      (1,112,329)      (1,152,553)
      (Increase) Decrease in accrued interest receivable                       (535,358)        (187,486)         985,184
      Increase in accrued expenses and other liabilities                     12,724,867        1,361,655       (3,394,519)
      Increase in other assets                                               (5,257,201)      (5,812,233)      (1,095,716)
      Other, net                                                               (490,871)      (1,219,208)      (4,898,601)
                                                                          -----------------------------------------------
        Net cash provided by operating activities                            44,627,451       42,894,259       18,396,354
                                                                          -----------------------------------------------
INVESTING ACTIVITIES
  Purchase of premises and equipment                                         (3,288,307)      (1,713,164)      (3,146,443)
  Net decrease (increase) in interest-bearing deposits with other banks         327,235        1,216,372         (385,532)
  Decrease in Federal funds sold                                                     --        5,000,000        5,000,000
  Net increase in loans held in portfolio                                  (129,825,687)    (117,071,914)     (42,490,939)
  Decrease (Increase) in other real estate                                       63,236           (7,036)         (13,636)
  Purchase of bank owned life insurance                                      (4,000,000)              --      (20,000,000)
  Proceeds from sales of securities                                          94,314,559       24,208,035       44,653,909
  Proceeds from prepayments, redemptions or
    maturities of securities--held to maturity                              131,720,726      253,379,199      111,703,134
  Purchases of securities--held to maturity                                (208,471,931)    (255,512,023)    (175,033,767)
  Proceeds from prepayments, redemptions or
    maturities--available for sale                                          123,946,777      367,057,916      193,790,227
  Purchases of securities--available for sale                              (141,857,433)    (486,974,411)    (182,639,726)
                                                                          -----------------------------------------------
        Net cash used in investing activities                              (137,070,825)    (210,417,026)     (68,562,773)
                                                                          -----------------------------------------------
FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits                               37,215,128       72,523,411       45,265,171
  Net increase in interest-bearing deposits                                  94,895,167       92,109,185       16,919,099
  Increase in Federal funds purchased                                        22,500,000       10,000,000               --
  Net decrease in securities sold under agreements to repurchase             (4,002,636)      (7,106,829)     (46,170,000)
  Net (decrease) increase in commercial paper and other
    short-term borrowings                                                   (57,162,001)      19,321,090       15,558,453
  (Decrease) Increase in long-term borrowings                                        --       (5,000,000)      45,424,000
  Purchase of treasury shares                                                (8,310,004)        (256,007)     (15,501,195)
  Proceeds from exercise of stock options                                     4,334,474        1,973,762        4,198,859
  Cash dividends paid on preferred and common shares                        (12,106,022)     (10,235,334)      (7,684,367)
  Cash paid in lieu of fractional shares in connection with
    stock dividend/split                                                        (26,036)         (32,358)         (32,048)
                                                                          -----------------------------------------------
        Net cash provided by financing activities                            77,338,070      173,296,920       57,977,972
                                                                          -----------------------------------------------
Net (decrease) increase in cash and due from banks                          (15,105,304)       5,774,153        7,811,553
Cash and due from banks--beginning of year                                   63,947,722       58,173,569       50,362,016
                                                                          -----------------------------------------------
Cash and due from banks--end of year                                      $  48,842,418    $  63,947,722    $  58,173,569
                                                                          ===============================================

Supplemental disclosure of cash flow information:
  Interest paid                                                           $  19,199,800    $  17,613,850    $  20,291,854
  Income taxes paid                                                          11,554,100       12,366,194       13,078,303


See Notes to Consolidated Financial Statements.

                             Sterling National Bank
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                                  Restated
December 31,                                                                         2004            2003
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $   47,910,092   $   63,593,547
Interest-bearing deposits with other banks                                          1,329,103          921,338

Securities available for sale (at estimated fair value;
  pledged: $64,933,098 in 2004 and $117,250,082 in 2003)                          233,697,551      312,662,701
Securities held to maturity (pledged: $122,309,904 in 2004 and
  $166,910,347 in 2003) (estimated fair value: $448,173,450 in 2004
and $374,977,771 in 2003)                                                         446,457,563      370,390,519
                                                                               -------------------------------
      Total investment securities                                                 680,155,114      683,053,220
                                                                               -------------------------------
Loans held for sale                                                                37,058,673       40,556,380

Loans held in portfolio, net of unearned discounts                                968,681,575      860,539,887
Less allowance for loan losses                                                     16,063,068       14,355,380
                                                                               -------------------------------
      Loans, net                                                                  952,618,507      846,184,507
                                                                               -------------------------------
Receivables from affiliates                                                                --           20,996
Customers' liability under acceptances                                                628,965          953,571
Premises and equipment, net                                                        10,645,195        9,196,442
Other real estate                                                                     766,620          829,856
Accrued interest receivable                                                         5,603,374        5,056,786
Bank owned life insurance                                                          26,553,145       21,872,266
Other assets                                                                       25,825,748       18,513,116
                                                                               -------------------------------
                                                                               $1,789,094,536   $1,690,752,025
                                                                               ===============================

LIABILITIES AND SHAREHOLDER'S EQUITY
Noninterest-bearing deposits                                                   $  526,366,101   $  498,036,577
Interest-bearing deposits                                                         833,069,913      745,285,616
                                                                               -------------------------------
     Total deposits                                                             1,359,436,014    1,243,322,193
Securities sold under agreements to repurchase--customers                          55,934,170       42,490,862
Securities sold under agreements to repurchase--dealer                             33,882,000       51,327,944
Federal funds purchased                                                            32,500,000       10,000,000
Other short-term borrowings                                                         2,517,375       56,871,359
Acceptances outstanding                                                               628,965          953,571
Accrued expenses and other liabilities                                             78,088,892       64,948,817
Long-term borrowings--FHLB                                                        110,000,000      110,000,000
                                                                               -------------------------------
      Total liabilities                                                         1,672,987,416    1,579,914,746
                                                                               -------------------------------
Commitments and contingent liabilities

Shareholder's Equity
  Common stock, $50 par value
    Authorized and issued, 358,526 shares                                          17,926,300       17,926,300
  Surplus                                                                          19,762,560       19,762,560
  Undivided profits                                                                77,573,022       70,736,915
  Accumulated other comprehensive income:
    Net unrealized appreciation on securities available for sale, net of tax          845,238        2,411,504
                                                                               -------------------------------
      Total shareholder's equity                                                  116,107,120      110,837,279
                                                                               -------------------------------
                                                                               $1,789,094,536   $1,690,752,025
                                                                               ===============================

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sterling Bancorp ("the parent company") is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term "the Company" refers to Sterling Bancorp and its subsidiaries. The Sterling companies provide a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, leasing, deposit services, trust and estate administration and investment management services. Sterling has operations principally in New York and conducts business throughout the United States. As discussed in Note 2, the Company has restated prior period financial statements.

The following summarizes the significant accounting policies of Sterling Bancorp and its subsidiaries.

Basis of Presentation

The consolidated financial statements include the accounts of the parent company and its subsidiaries, principally Sterling National Bank ("the bank"), after elimination of intercompany transactions.

The Company effected a six-for-five stock split on December 8, 2004. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated.

General Accounting Policies

The Company follows accounting principles generally accepted in the United States of America ("U.S. GAAP") and prevailing practices within the banking industry. The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates that impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current presentation.

New Accounting Standards and Interpretations

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The statement requires that acquired loans within its scope be recorded at fair value and prohibits the carrying over or the creation of valuation allowances in the initial accounting for any loans acquired in a transfer that have evidence of deterioration in credit quality since inception, when it is probable that the purchaser will be unable to collect all contractual cash flows. In addition, SOP 03-3 prohibits the recognition of the excess of contractual cash flows over the cash receipts expected to be collected as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and requires that subsequent decreases in expected cash flows be recognized as an impairment. The adoption of SOP 03-3 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) is effective as of the first interim or annual reporting period beginning after June 15, 2005 with early adoption encouraged. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is requested to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities and those nonpublic entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No.
123. The Company has not yet determined which transition method it will apply upon adoption of SFAS No. 123(R). The impact on the Company's consolidated financial statements will depend on the transition method selected.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 eliminates the exception contained in APB Opinion No. 29 to fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. Under SFAS No. 153, a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for transactions occurring in reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2003, FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. The Company is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company had an interest in a special-purpose entity as of December 31, 2003. Upon adoption of FIN 46R as of December 31, 2003, the Company's interest in Sterling Bancorp Trust I (see Note 10) required the deconsolidation of this entity in the Company's consolidated financial statements.

Investment Securities

Securities are designated as available for sale or held to maturity at the time of acquisition. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors, are classified as available for sale and carried at estimated market values. Net aggregate unrealized gains or losses are included in a valuation allowance account and are reported, net of taxes, as a component of shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity. Gains and losses realized on sales of securities are determined on the specific identification method and are reported in noninterest income as net securities gains.

Securities pledged as collateral are reported separately in the consolidated balance sheets if the secured party has the right by contract or custom to sell or repledge the collateral. Securities are pledged by the Company to secure trust and public deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of New York and for other purposes required or permitted by law.

A periodic review is conducted by management to determine if the decline in the fair value of any security appears to be other than temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If the decline is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is reported in non-interest income.

Loans

Loans, other than those held for sale, are reported at their principal amount outstanding, net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition. Interest earned on loans without discounts is credited to income based on loan principal amounts outstanding at appropriate interest rates. Material origination fees net of direct costs and discounts on loans are credited to income over the terms of the loans using a method that results in an approximate level rate of return.

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis and are included under the caption "Loans held for sale" in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans are sold, including servicing rights, without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption "Mortgage banking income" in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company had commitments to fund loans held-for-sale and commitments to sell loans which are considered
derivative   instruments   under  SFAS  No.  133,   "Accounting  for

Derivative Instruments and Hedging Activities." The fair values of these free-standing derivative instruments were immaterial at December 31, 2004 and 2003, respectively.

Nonaccrual loans are those on which the accrual of interest has ceased. Loans, including loans that are individually identified as being impaired under SFAS No. 114, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses, which is available for losses incurred in the loan portfolio, is increased by a provision charged to expense and decreased by charge-offs, net of recoveries.

Under the provisions of SFAS No. 114 and SFAS No. 118, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices; or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

The adequacy of the allowance for loan losses is reviewed regularly by management. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management's evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance.

Goodwill

Goodwill reflected in the consolidated balance sheets arose from the Company's acquisition of the bank, under the purchase method of accounting in 1968. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, goodwill is deemed to have an indefinite useful life and the Company is required to complete an annual assessment by segment for any impairment of goodwill, which would be treated as an expense in the income statement. There was no impairment expense recorded in 2004, 2003 or 2002. Prior to the adoption of SFAS No. 142, the Company was not amortizing goodwill.

Goodwill is tested for impairment using a two-step approach that involves the identification of "reporting units" and the estimation of their respective fair values. An impairment loss is recognized as a charge to expense for any excess of the goodwill carrying amount over implied fair value.

Premises and Equipment

Premises and  equipment,  excluding  land,  are stated at cost less  accumulated depreciation or amortization as applicable. Land is reported at cost. Depreciation is computed on a straight-line basis and is charged to noninterest expense over the estimated useful lives of the related assets. Amortization of leasehold improvements is charged to noninterest expense over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Maintenance, repairs and minor improvements are charged to noninterest expenses as incurred.

Bank Owned Life Insurance

The bank invested in Bank Owned Life Insurance ("BOLI") policies to fund certain future employee benefit costs. The cash surrender value of the BOLI policies is recorded in the Consolidated Balance Sheets under the caption "Bank owned life insurance." Changes in the cash surrender value are recorded in the Consolidated Statements of Income under the caption "Bank owned life insurance income."

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed and a valuation allowance provided for that portion of the assets for which it is more likely than not that it will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates and will be adjusted for the effects of future changes in tax laws or rates, if any.

For income tax purposes, the Company files: a consolidated Federal income tax return; combined New York City and New York State income tax returns; and separate state income tax returns for its out-of-state subsidiaries. The parent company, under tax sharing agreements, either pays or collects on account of current income taxes to or from its subsidiaries.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

Stock Incentive Plan

At December 31, 2004, the Company had a stock-based employee compensation plan, which is described more fully in Note 15. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant and, therefore, no option related stock-based employee compensation cost is reflected in net income. Stock-based employee compensation cost related to restricted stock is included in compensation expense as discussed more fully in Note 15. In accordance with SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to the stock-based employee compensation plans.

Years Ended December 31,                                                   2004         2003[1]        2002[1]
----------------------------------------------------------------------------------------------------------------
Net income available for common shareholders                           $24,604,073    $23,778,226    $21,728,754
Deduct: Total stock-based compensation expense determined under
  fair value based method for all awards, net of related tax effects      (236,349)      (422,709)    (1,355,678)
                                                                       -----------------------------------------
Pro forma net income                                                   $24,367,724    $23,355,517    $20,373,076
                                                                       =========================================

Earnings per share:
  Basic--as reported                                                   $      1.35    $      1.33    $      1.21
  Basic--pro forma                                                            1.34           1.30           1.13
  Diluted--as reported                                                        1.29           1.26           1.15
  Diluted--pro forma                                                          1.27           1.23           1.08

[1]   Restated; see "Basis of Presentation" above and Note 2.

Employee stock options generally expire ten years from the date of grant and become non-forfeitable one year from date of grant, although if necessary to qualify to the maximum extent possible as incentive stock options, these options become exercisable in annual installments. Director nonqualified stock options generally expire five years from the date of grant and become non-forfeitable and become exercisable in four annual installments starting one year from date of grant. In prior years, the stock-based compensation expense was calculated based on when the options become exercisable. The Company has determined that it is proper to calculate the stock-based compensation expense over the period from date of grant to the date on which the options become non-forfeitable. The stock-based compensation expense presented in the table above reflects this change; prior periods have been recalculated.

Earnings Per Average Common Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

NOTE 2.

RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements for the years ended December 31, 2002 and 2003 have been restated to correct the accounting for employee benefits expense so as to comply with Accounting Principles Board Opinion No. 12, as amended by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance, and, accordingly, these consolidated financial statements supersede the Company's previously issued audited consolidated financial statements for the years ended December 31, 2002 and 2003. The adjustment to the accounting for employee benefits expense involved (a) the expensing of premiums paid for split-dollar life insurance policies on the lives of certain executive officers of the Company, (b) the expensing of the Company's obligations to pay future premiums on split-dollar life insurance policies issued as part of a transaction in which an executive officer relinquishes his right to receive pension payments in exchange for the insurance policy, (c) the expensing of the Company's obligation to pay future post-retirement premiums on certain split-dollar life insurance policies and (d) the crediting of increases in the cash surrender values of these various policies. These changes comprise the restatement adjustments for employee benefits expense set forth below.

The Company also restated for certain other less significant items. Accordingly, the restated consolidated financial statements for the years ended December 31, 2002 and 2003 also correct the accounting for (i) other income and unrealized holding (losses) gains (and thus other comprehensive (loss) income) so as to comply with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (changes to other income relate to the recognition of earnings on assets held in a trust established by the Company and changes to unrealized holding (losses) gains relate to the inclusion of unrealized holding (losses) gains on assets held in the trust), (ii) occupancy expense so as to comply with SFAS No. 13, Accounting for Leases (changes required to properly straight-line rent incentives), (iii) income tax benefit arising from the exercise of nonqualified stock options and the vesting of restricted stock so as to comply with SFAS No. 109, Accounting for Income Taxes (changes relate to the amounts credited directly to capital surplus), and (iv) minimum pension liability adjustment (and thus other comprehensive (loss) income) so as to comply with SFAS No. 87, Employers' Accounting for Pensions (changes relate to the timing of adjustments).

The table below shows the impact of these restatements on the bank and the parent company for other income, employee benefits expense, occupancy expense, net income and basic and diluted earnings per share and on other comprehensive
(loss) income:

Years ended December 31,                                                   2003            2002
---------------------------------------------------------------------------------------------------
Other income:
  Other income as previously reported                                  $    597,410    $    511,783
  Restatement adjustment (bank)                                             121,987          29,327
                                                                       ----------------------------
  Other income as restated                                             $    719,397    $    541,110
                                                                       ============================
Employee benefits expense:
  Employee benefits expense as previously reported                     $  8,031,099    $  6,161,254
                                                                       ----------------------------
  Restatement adjustment:
    Impact on bank                                                          383,768         151,673
    Impact on parent company                                                 48,120        (146,134)
                                                                       ----------------------------
     Total                                                                  431,888           5,539
                                                                       ----------------------------
  Employee benefits expense as restated                                $  8,462,987    $  6,166,793
                                                                       ============================
Occupancy expense, net:
  Occupancy expense, net as previously reported                        $  4,788,150    $  4,920,392
  Restatement adjustment (bank)                                             (67,419)        (50,469)
                                                                       ----------------------------
  Occupancy expense, net as restated                                   $  4,720,731    $  4,869,923
                                                                       ============================
Net income:
  Net income as previously reported                                    $ 24,203,654    $ 21,777,726
                                                                       ----------------------------
  Restatement adjustment:
    Impact on bank                                                         (252,289)        (82,406)
    Impact on parent company                                                (48,120)        146,134
                                                                       ----------------------------
     Total                                                                 (300,409)         63,728
                                                                       ----------------------------
  Net income as restated                                               $ 23,903,245    $ 21,841,454
                                                                       ============================

Years ended December 31,                                                   2003            2002
---------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net income attributable to commons stock as previously reported[1]   $       1.34    $       1.21
  Restatement adjustment                                                       (.01)             --
                                                                       ----------------------------
  Net income attributable to common stock as restated                  $       1.33    $       1.21
                                                                       ============================
Diluted earnings per share:
  Net income attributable to common stock as previously reported[1]    $       1.27    $       1.14
  Restatement adjustment                                                       (.01)            .01
                                                                       ----------------------------
  Net income attributable to common stock as restated                  $       1.26    $       1.15
                                                                       ============================
Other comprehensive (loss) income, net of tax:
  Other comprehensive (loss) income as previously reported             $ (2,307,021)   $    211,016
  Restatement adjustment:
    Unrealized holding (losses) gains arising during the
     year, net of tax effect of $196,584 and $11,746,
     respectively (bank)                                                    231,703          13,845
    Minimum pension liability adjustment, net of tax effect
     of $238,058 and $1,263,398, respectively (parent company)              280,585       1,489,105
                                                                       ----------------------------
        Total                                                               512,288       1,502,950
                                                                       ----------------------------
  Other comprehensive (loss) income as restated                        $ (1,794,733)   $  1,713,966
                                                                       ============================

[1] Restated to reflect the effect of the six-for-five stock split in the form of a stock dividend effected on December 8, 2004; see Note 1.

As part of the restatement of the consolidated financial statements for the year ended December 31, 2002, the cumulative effect on prior periods of the changes has been reflected by adjustments to the opening balances of other assets, accrued expenses and other liabilities, capital surplus, retained earnings and accumulated other comprehensive (loss) income as of January 1, 2002, which resulted in a $2,241,000 increase in other assets, a $5,013,000 increase in accrued expenses and other liabilities and a $747,000 increase in capital surplus, reduced retained earnings by $1,349,000 (net of tax benefit of $222,000), and reduced accumulated other comprehensive (loss) income by $2,170,000 (net of tax benefit of $1,841,000) to $(1,051,000). In addition, at
December 31, 2002, other assets increased $1,215,000, accrued expenses and other liabilities increased $1,776,000, capital surplus increased $1,391,000, retained earnings decreased $1,285,000, and accumulated other comprehensive income decreased $667,000. At December 31, 2003, other assets increased $1,079,000, accrued expenses and other liabilities increased $1,002,000, capital surplus increased $1,817,000, retained earnings decreased $1,585,000, and accumulated other comprehensive (loss) increased $(155,000).

NOTE 3.

CASH AND DUE FROM BANKS

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The required reserves, which are reported in cash and due from banks, were $21,580,000 and $22,830,000 at December 31, 2004 and 2003, respectively. Average required reserves during 2004 and 2003 were $23,855,000 and $20,247,000, respectively.

NOTE 4.

MONEY MARKET INVESTMENTS

The Company's money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,                                    2004           2003           2002
----------------------------------------------------------------------------------------------
Interest-bearing deposits with other banks
  At December 31  --Balance                          $ 1,329,103    $ 1,656,338    $ 2,872,710
                  --Average interest rate                   1.34%          1.00%          0.85%
                  --Average original maturity            74 Days        72 Days        66 Days
  During the year --Maximum month-end balance          6,516,030      3,311,594      4,472,980
                  --Daily average balance              3,120,000      3,473,000      3,494,000
                  --Average interest rate earned            0.70%          0.73%          1.20%
                  --Range of interest rates earned    0.35-2.15%     0.29-1.50%     0.55-2.10%
                                                    ==========================================

Federal funds sold
  At December 31  --Balance                          $        --    $        --    $ 5,000,000
                  --Average interest rate                     --             --         1.1875%
                  --Average original maturity                 --             --          1 Day
  During the year --Maximum month-end balance         75,000,000     10,000,000     50,000,000
                  --Daily average balance             10,943,000      5,759,000     16,704,000
                  --Average interest rate earned            1.21%          1.12%          1.66%
                  --Range of interest rates earned  0.875-1.8125%   0.875-1.375%    1.125-1.91%
                                                    ==========================================

NOTE 5.

INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows:


                                                                             Gross          Gross        Estimated
                                                            Amortized      Unrealized     Unrealized        Fair
December 31, 2004                                              Cost          Gains          Losses         Value
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                   $  2,491,701   $        190   $        329   $  2,491,562
Obligations of U.S. government corporations and agencies
  --mortgage-backed securities                              125,010,951      1,136,167        696,423    125,450,695
  --collateralized mortgage obligations                      44,093,452         24,621      1,171,470     42,946,603
  --other securities                                         24,995,051             --        259,113     24,735,938
Obligations of state and political institutions              26,588,493        882,414             --     27,470,907
Trust preferred securities                                    2,735,973        287,073             --      3,023,046
Federal Reserve Bank and other equity securities              7,623,242         20,178             --      7,643,420
                                                           ---------------------------------------------------------
    Total                                                  $233,538,863   $  2,350,643   $  2,127,335   $233,762,171
                                                           =========================================================

December 31, 2003
--------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                                   $  2,496,316   $         25   $         91   $  2,496,250
Obligations of U.S. government corporations and agencies
  --mortgage-backed securities                              219,875,124      2,807,751        521,976    222,160,899
  --collateralized mortgage obligations                      38,725,153             51        831,651     37,893,553
Obligations of state and political institutions              30,885,649      1,930,582             --     32,816,231
Trust preferred securities                                    3,221,443        432,625             --      3,654,068
Other debt securities                                         4,001,000             --             --      4,001,000
Federal Reserve Bank and other equity securities              9,685,142         21,011            599      9,705,554
                                                           ---------------------------------------------------------
    Total                                                  $308,889,827   $  5,192,045   $  1,354,317   $312,727,555
                                                           =========================================================

The carrying value and estimated fair value of securities held to maturity are as follows:

                                                                             Gross          Gross        Estimated
                                                             Carrying      Unrealized     Unrealized        Fair
December 31, 2004                                             Value          Gains          Losses         Value
--------------------------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations and agencies
  --mortgage-backed securities                             $344,005,204   $  4,209,706   $  1,450,677   $346,764,233
  --collateralized mortgage obligations                      61,190,692        138,988        968,901     60,360,779
  --other securities                                         40,011,667             --        213,229     39,798,438
Debt securities issued by foreign governments                 1,250,000             --             --      1,250,000
                                                           ---------------------------------------------------------
     Total                                                 $446,457,563   $  4,348,694   $  2,632,807   $448,173,450
                                                           =========================================================

December 31, 2003
--------------------------------------------------------------------------------------------------------------------

Obligations of U.S. government corporations and agencies
  --mortgage-backed securities                             $291,159,791   $  6,054,814   $    499,343   $296,715,262
  --collateralized mortgage obligations                      77,980,728         66,885      1,035,104     77,012,509
Debt securities issued by foreign governments                 1,250,000             --             --      1,250,000
                                                           ---------------------------------------------------------
     Total                                                 $370,390,519   $  6,121,699   $  1,534,447   $374,977,771
                                                           =========================================================

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated at December 31, 2004:


                                                Less Than 12 Months         12 Months or Longer                  Total
---------------------------------------------------------------------------------------------------------------------------------
                                                  Fair       Unrealized       Fair       Unrealized        Fair       Unrealized
                                                  Value        Losses         Value        Losses         Value         Losses
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                      $    995,312   $       329   $        --   $        --   $    995,312   $       329
Obligations of U.S. government corporations
  and agencies
  --mortgage-backed securities                  60,972,736       546,124     8,917,870       150,299     69,890,606       696,423
  --collateralized mortgage obligations         21,665,399       593,866    17,182,012       577,604     38,847,411     1,171,470
  --other securities                            24,735,938       259,113            --            --     24,735,938       259,113
                                              -----------------------------------------------------------------------------------
     Total                                    $108,369,385   $ 1,399,432   $26,099,882   $   727,903   $134,469,267   $ 2,127,335
                                              ===================================================================================

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated at December 31, 2004:

                                                Less Than 12 Months          12 Months or Longer                  Total
---------------------------------------------------------------------------------------------------------------------------------
                                                  Fair       Unrealized       Fair       Unrealized        Fair       Unrealized
                                                 Value         Losses         Value        Losses         Value         Losses
---------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations
  and agencies
  --mortgage-backed securities                $126,342,655   $ 1,449,983   $    19,433   $       694   $126,362,088   $ 1,450,677
  --collateralized mortgage obligations         23,923,422       344,707    26,237,313       624,194     50,160,735       968,901
  --other securities                            39,798,438       213,229            --            --     39,798,438       213,229
                                              -----------------------------------------------------------------------------------
     Total                                    $190,064,515   $ 2,007,919   $26,256,746   $   624,888   $216,321,261   $ 2,632,807
                                              ===================================================================================

The Company invests principally in U.S. Treasury, U.S. government corporation and agency obligations and A-rated or better investments. The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes. The Company has made an evaluation that it has the ability to hold its investments until maturity and therefore, realize the full carrying value of its investment.

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2004, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield is based on the ratio of actual income divided by the average outstanding balances during the year. The average yield on obligations of state and political subdivisions and Federal Reserve Bank securities is stated on a tax-equivalent basis.

                                                            Amortized      Estimated     Average
Securities available for sale                                  Cost        Fair Value     Yield
------------------------------------------------------------------------------------------------
U.S. Treasury securities
  Due within 1 year                                        $  2,491,701   $  2,491,562     1.31%
                                                           ---------------------------

Obligations of U.S. government corporations and agencies
  --mortgage-backed securities                              125,010,951    125,450,695     4.80
                                                           ---------------------------

Obligations of U.S. government corporations and agencies
  --collateralized mortgage obligations                      44,093,452     42,946,603     4.17
                                                           ---------------------------

Obligations of U.S. government corporations and agencies
  --other securities
 Due after 1 year but within 5 years                         24,995,051     24,735,938     2.73
                                                           ---------------------------

Obligations of state and political subdivisions
  Due within 1 year                                           6,332,123      6,405,564     7.34
  Due after 1 year but within 5 years                        18,810,915     19,522,389     7.07
  Due after 5 years                                           1,445,455      1,542,954     7.34
                                                           ---------------------------
    Total                                                    26,588,493     27,470,907     7.14
                                                           ---------------------------
Trust preferred securities
  Due after 5 years                                           2,735,973      3,023,046     8.39
                                                           ---------------------------
Federal Reserve Bank and other securities                     7,623,242      7,643,420     2.55
                                                           ---------------------------
    Total                                                  $233,538,863   $233,762,171     4.69%
                                                           ===========================

                                                             Carrying      Estimated     Average
Securities held to maturity                                   Value        Fair Value     Yield
------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations and agencies
  --mortgage-backed securities                             $344,005,204   $346,764,233     4.90%
                                                           ---------------------------

Obligations of U.S. government corporations and agencies
  --collateralized mortgage obligations                      61,190,692     60,360,779     4.31
                                                           ---------------------------

Obligations of U.S. government corporations and agencies
  --other securities
 Due within 1 year                                            5,000,000      4,975,000     2.25
 Due after 1 year but within 5 years                         35,011,667     34,823,438     2.93
                                                           ---------------------------
      Total                                                  40,011,667     39,798,438     2.85
                                                           ---------------------------

Debt securities issued by foreign governments
  Due after 1 year but within 5 years                         1,250,000      1,250,000     6.86
                                                           ---------------------------
    Total                                                  $446,457,563   $448,173,450     4.79%
                                                           ===========================

Information regarding securities sales from the available for sale portfolio is as follows:

Years Ended December 31,                 2004            2003            2002
--------------------------------------------------------------------------------

Proceeds                             $94,314,558     $24,208,035     $44,653,909
Gross gains                            1,256,370         550,505         996,041

Investment   securities  are  pledged  to  secure  trust  and  public  deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of New York and for other purposes required or permitted by law.

NOTE 6.

LOANS

The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,                                          2004             2003
--------------------------------------------------------------------------------

Loans held for sale
  Real estate--mortgage                          $   37,058,673     $ 40,556,380
                                                 ===============================

Loans held in portfolio
  Commercial and industrial                      $  595,689,717     $564,378,943
  Lease financing                                   185,861,868      168,555,202
  Real estate--mortgage                             226,262,013      161,357,698
  Real estate--construction                           2,319,808        2,367,574
  Installment                                        15,516,290       14,304,822
  Loans to depository institutions                   20,000,000       10,000,000
                                                 -------------------------------
Loans, gross                                      1,045,649,696      920,964,239
  Less unearned discounts                            23,363,217       20,408,024
                                                 -------------------------------
Loans, net of unearned discounts                 $1,022,286,479     $900,556,215
                                                 ===============================

There are no industry concentrations (exceeding 10% of loans, gross) in the commercial and industrial loan portfolio. Approximately 64% of loans are to borrowers located in the metropolitan New York area.

Nonaccrual loans at December 31, 2004 and 2003 totaled $3,115,000 and $3,343,000, respectively. There were no reduced rate loans at December 31, 2004 or 2003. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2004, 2003 and 2002 in accordance with their original terms is estimated to be $233,000, $196,000 and $136,000, respectively, for the years then ended. Applicable interest income actually realized was $133,000, $141,000 and $83,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

Loans are made at normal lending limits and credit terms to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest. There were no outstanding balances on such loans in excess of $60,000 to any individual or entity at December 31, 2004 or 2003.

NOTE 7.

ALLOWANCE FOR LOAN LOSSES

Years Ended December 31,                                    2004            2003            2002
------------------------------------------------------------------------------------------------
Balance at beginning of year                        $ 14,458,951    $ 13,549,297    $ 14,038,322
Provision for loan losses                              9,965,000       8,740,400      10,770,900
                                                    --------------------------------------------
                                                      24,423,951      22,289,697      24,809,222
                                                    --------------------------------------------
Less charge-offs, net of recoveries:
  Charge-offs                                          8,579,538       8,310,703      12,048,352
  Recoveries                                          (1,003,883)       (637,556)     (1,024,809)
                                                    --------------------------------------------
     Net charge-offs                                   7,575,655       7,673,147      11,023,543
                                                    --------------------------------------------
Less losses on loans transferred to held for sale        519,768         157,599         236,382
                                                    --------------------------------------------
Balance at end of year                              $ 16,328,528    $ 14,458,951    $ 13,549,297
                                                    ============================================

The Company follows SFAS No. 114 which establishes rules for calculating certain components of the allowance for loan losses. As of December 31, 2004, 2003 and 2002, $1,319,000, $2,022,000 and $500,000, respectively, of loans were judged to be impaired within the scope of SFAS No. 114 and carried on a cash-basis. The average recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002, was approximately $1,295,000, $970,000 and $332,000, respectively. The application of SFAS No. 114 indicated that these loans required valuation allowances totaling $340,000, $890,000 and $230,000 at December 31, 2004, 2003 and 2002, respectively, which are included within the overall allowance for loan losses. The interest income that would have been earned on impaired loans outstanding at December 31, 2004, 2003 and 2002 in accordance with their original terms is estimated to be $65,000, $108,000 and $71,000, respectively, for the years then ended. Applicable interest income actually realized was $59,000, $91,000 and $60,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on impaired loans.

NOTE 8.

INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,                                               2004          2003          2002
-------------------------------------------------------------------------------------------------------
Interest expense
  Interest-bearing deposits in domestic offices
    Savings                                                     $   119,601   $    97,501   $   154,625
    NOW                                                             622,279       585,954       879,952
    Money Market                                                  1,280,313       791,810     1,320,735
    Time
      Three months or less                                        3,637,361     3,697,126     5,982,183
      More than three months through twelve months                3,232,313     2,232,482     2,024,765
      More than twelve months through twenty-three months         1,808,934       921,720     1,049,269
      More than twenty-four months through thirty-five months       120,936       192,537       170,599
      More than thirty-six months through forty-seven months         37,368        47,505        13,171
      More than forty-eight months through sixty months             274,683       277,596       809,972
      More than sixty months                                          6,580         1,559         2,809
                                                                ---------------------------------------
                                                                 11,140,368     8,845,790    12,408,080
  Interest-bearing deposits in foreign offices
    Time
      Three months or less                                           16,315        20,048        29,098
      More than three months through twelve months                   16,334        21,252        29,098
                                                                ---------------------------------------
        Total                                                   $11,173,017   $ 8,887,090   $12,466,276
                                                                =======================================

Foreign deposits totaled $3,007,000 and $3,000,000 at December 31, 2004 and 2003, respectively.

The aggregate of time certificates of deposit and other time deposits in denominations of $100,000 or more was $298,331,288 at December 31, 2004.

The aggregate of time certificates of deposit and other time deposits by remaining maturity range is presented below:

December 31,                                                   2004           2003           2002
------------------------------------------------------------------------------------------------------
Domestic
  Three months or less                                      $163,407,607   $168,686,490   $201,103,529
  More than three months through six months                   81,769,015     55,924,655     33,203,650
  More than six months through twelve months                  80,428,856     92,641,396     53,956,927
  More than twelve months through twenty-three months        137,074,627     70,478,871     48,707,638
  More than twenty-four months through thirty-five months      7,755,291      2,726,759     12,004,923
  More than thirty-six months through forty-seven months       1,448,990      2,020,961        806,203
  More than forty-eight months through sixty months              335,723        748,329      5,338,468
  More than sixty months                                          50,000          7,649         85,998
                                                            ------------------------------------------
                                                             472,270,109    393,235,110    355,207,336
                                                            ------------------------------------------
Foreign
  Three months or less                                         1,645,000      1,645,000      1,820,000
  More than three months through six months                    1,362,063      1,355,000      1,180,000
                                                            ------------------------------------------
                                                               3,007,063      3,000,000      3,000,000
                                                            ------------------------------------------
        Total                                               $475,277,172   $396,235,110   $358,207,336
                                                            ==========================================

Interest expense related to the aggregate of time certificates of deposit and other time deposits is presented below:

Years Ended December 31,                   2004            2003             2002
--------------------------------------------------------------------------------
Interest expense
  Domestic                           $9,118,175      $7,370,525      $10,052,768
  Foreign                                32,649          41,300           58,196
                                     -------------------------------------------

        Total                        $9,150,824      $7,411,825      $10,110,964
                                     ===========================================

NOTE 9.

SHORT-TERM BORROWINGS

The following table presents information regarding Federal funds purchased, securities sold under agreements to repurchase--customers and dealers, and commercial paper:

Years Ended December 31,                                            2004            2003            2002
--------------------------------------------------------------------------------------------------------
Federal funds purchased
  At December 31    --Balance                               $ 32,500,000    $ 10,000,000    $         --
                    --Average interest rate                         2.31%           1.00%             --
                    --Average original maturity                    1 Day           1 Day              --
  During the year   --Maximum month-end balance               35,000,000      25,000,000      30,000,000
                    --Daily average balance                    9,946,000       5,463,000       2,613,000
                    --Average interest rate paid                    1.47%           1.20%           1.72%
                    --Range of interest rates paid           0.9375-2.50%      1.00-1.50%    1.25-2.3125%
                                                            ============================================

Securities sold under agreements to repurchase--customers
  At December 31    --Balance                               $ 55,934,170    $ 42,490,862    $ 60,925,635
                    --Average interest rate                         1.29%           1.06%           1.28%
                    --Average original maturity                  22 Days         43 Days         27 Days
  During the year   --Maximum month-end balance              103,595,822      82,006,437      64,328,739
                    --Daily average balance                   84,559,000      71,648,000      63,540,000
                    --Average interest rate paid                    1.21%           1.22%           1.83%
                    --Range of interest rates paid             1.00-2.40%      0.95-1.25%      1.00-3.95%
                                                            ============================================

Securities sold under agreements to repurchase--dealers
  At December 31    --Balance                               $ 33,882,000    $ 51,327,944    $ 40,000,000
                    --Average interest rate                         2.45%           1.16%           1.36%
                    --Average original maturity                  23 Days         26 Days         22 Days
  During the year   --Maximum month-end balance               68,252,000      78,274,000      40,000,000
                    --Daily average balance                   29,601,000      46,219,000       6,960,000
                    --Average interest rate paid                    1.35%           1.22%           1.85%
                    --Range of interest rates paid             1.08-2.45%      1.00-1.36%      1.36-1.88%
                                                            ============================================

Commercial paper
  At December 31    --Balance                               $ 25,991,038    $ 28,799,055    $ 29,318,920
                    --Average interest rate                         1.37%           1.00%           1.26%
                    --Average original maturity                  63 Days         49 Days         67 Days
  During the year   --Maximum month-end balance               36,200,700      28,799,055      40,286,500
                    --Daily average balance                   30,069,000      23,819,000      31,885,000
                    --Average interest rate paid                    1.21%           1.11%           2.06%
                    --Range of interest rates paid             0.95-1.60%      0.65-2.25%      0.95-2.35%
                                                            ============================================

The parent company has agreements with its line banks for back-up lines of credit for which it pays a fee at the annual rate of 1/4 of 1% times the line of credit extended. At December 31, 2004, these back-up bank lines of credit totaled $24,000,000; no lines were used at any time during 2004, 2003 or 2002.

Other short-term borrowings include advances from the Federal Home Loan Bank of New York due within one year and treasury tax and loan funds.

At December 31, 2004, there were no borrowings from the Federal Home Loan Bank. At December 31, 2003, Federal Home Loan Bank borrowings included an advance of $20,000,000 payable on January 2, 2004 at a rate of 1.04%, an advance of $20,000,000 payable on January 30, 2004 at a rate of 1.47%, an advance of $10,000,000 payable on May 3, 2004 at a rate of 1.33% and an advance of $5,000,000 payable on August 13, 2004 at a rate of 3.62%.

NOTE 10.

LONG-TERM BORROWINGS

These borrowings represent advances from the Federal Home Loan Bank of New York ("FHLB") and junior subordinated debt securities issued by the parent company.

The following table presents information regarding fixed rate FHLB advances:

 Advance    Interest    Maturity      Initial            December 31,
                                                 ------------------------------
  Type        Rate        Date       Call Date       2004             2003
-------------------------------------------------------------------------------

Callable      5.13%      2/20/08       2/20/01   $ 10,000,000     $ 10,000,000
Callable      4.26       2/14/11       8/13/01     10,000,000       10,000,000
Callable      4.36       2/14/11       2/13/02     10,000,000       10,000,000
Callable      4.70       2/22/11       2/20/03     10,000,000       10,000,000
Callable      3.17      10/24/11      10/22/03     10,000,000       10,000,000
Callable      2.52      11/14/11      11/14/03     10,000,000       10,000,000
Callable      3.66      10/24/11      10/22/04     10,000,000       10,000,000
Callable      3.62      10/17/11      10/15/04     10,000,000       10,000,000
Callable      4.28      10/17/11      10/15/06     10,000,000       10,000,000
Callable      3.33       1/17/12       1/16/04     10,000,000       10,000,000
Callable      2.42       1/17/12       1/16/03     10,000,000       10,000,000
                                                 ------------------------------
  Total                                          $110,000,000     $110,000,000
                                                 ==============================

  Weighted-average interest rate                         3.77%           3.77%

Under the terms of a collateral agreement with the FHLB, advances are secured by stock in the FHLB and by certain qualifying assets (primarily mortgage-backed securities) having market values at least equal to 110% of the advances outstanding. After the initial call date, each callable advance is callable by the FHLB quarterly from the initial call date, at par.

In February 2002, the Company completed its issuance of trust capital securities ("capital securities") that raised $25,000,000 ($24,062,500 net proceeds after issuance costs). The 8.375 percent capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I ("Trust"), a wholly-owned non-consolidated statutory business trust. The Trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The Trust used the proceeds from the issuance of the capital securities to acquire $25,774,000 junior subordinated debt securities that pay interest at
8.375 percent ("debt securities") issued by the parent company. The debt securities are due concurrently with the capital securities which may not be redeemed, except under limited circumstances until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to the date of redemption. The Company may also reduce outstanding capital securities through open market purchases. Dividends and interest are paid quarterly.

The Company has the right to defer payments of interest on the debt securities at any time or from time to time for a period of up to 20 consecutive quarterly periods with respect to each deferral period. Under the terms of the debt securities, in the event that under certain circumstances there is an event of default under the debt securities or the Company has elected to defer interest on the debt securities, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

Payments of distribution on the capital securities and payments on redemption of the capital securities are guaranteed by the Company on a limited basis. The Company also entered into an agreement as to expenses and liabilities pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trust other than those arising under the capital securities. The obligations of the Company under the debt securities, the related indenture, the trust agreement establishing the Trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the capital securities.

Despite the fact that the accounts of the Trust are not included in the Company's consolidated financial statements, the $25 million in capital securities issued by the Trust are included in the Tier 1 capital of Sterling for regulatory capital purposes as allowed by the Federal Reserve Board. In March 2005, the Federal Reserve Board adopted a rule that would continue to allow the inclusion of capital securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of capital securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Based on the final rule, the Company expects to include all of its $25 million in capital securities in Tier 1 capital.

NOTE 11.

PREFERRED STOCK

The parent company is authorized to issue up to 644,389 shares of convertible preferred stock, $5 par value, in one or more series. The following table presents information regarding the parent company's preferred stock:

December 31,                                                            2004         2003
-----------------------------------------------------------------------------------------
Series D shares. Authorized 300,000 shares; issued and outstanding--
  224,432 shares at liquidation value                                  $  --   $2,244,320

Series D shares may only be issued to the trustee acting on behalf of an Employee Stock Ownership Plan ("ESOP") or other employee benefit plan of the Company. Each Series D share was convertible as of December 31, 2003 into 1.9084 common shares of the parent company. During 1993, the parent company issued 250,000 shares to the trustee of the Company's ESOP. These shares are entitled to receive cash dividends in the amount of $.6125 per annum (subject to adjustment), payable quarterly. Participants in the Company's ESOP are entitled to vote in accordance with the terms of the ESOP and vote together as one class with the holders of the common shares. The holders of these shares are entitled to receive $10 per share and certain other preferences on liquidation, dissolution or winding up. During 2004, 224,432 shares were converted into common shares. See Note 16 on page 51 for a discussion of the Company's ESOP.

NOTE 12.

COMMON STOCK

December 31,                                                                            2004         2003
-------------------------------------------------------------------------------------------------------------
Number of shares reserved for issuance upon conversion of Series D preferred shares           --      428,306
                                                                                      =======================
Number of shares outstanding                                                          18,237,525   17,969,377
                                                                                      =======================
Number of shareholders                                                                     1,664        1,742
                                                                                      =======================

NOTE 13.

OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated  other  comprehensive
(loss) income as of December 31, 2004 and 2003 included in shareholders' equity:

                                       Pre-tax          Tax         After-tax
                                        Amount         Effect         Amount
--------------------------------------------------------------------------------

December 31, 2004
  Net unrealized gain on securities   $ 1,497,029    $  (640,874)   $   856,155
  Minimum pension liability            (5,133,485)     2,356,270     (2,777,215)
                                      -----------------------------------------
      Total                           $(3,636,456)   $ 1,715,396    $(1,921,060)
                                      =========================================

December 31, 2003[1]
  Net unrealized gain on securities   $ 4,392,396    $(1,969,847)   $ 2,422,549
  Minimum pension liability            (6,569,967)     3,015,615     (3,554,352)
                                      -----------------------------------------
      Total                           $(2,177,571)   $ 1,045,768    $(1,131,803)
                                      =========================================

[1] Restated; see Note 2.

NOTE 14.

RESTRICTIONS ON THE BANK

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

NOTE 15.

STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan ("the plan") covering up to 100,000 common shares of the parent company. Under the plan, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), stock appreciation rights ("SARs"), restricted stock or a combination of these. The plan is administered by a committee of the Board of Directors. Since the inception of the plan, shareholders have approved amendments increasing the number of shares covered under the plan; the total number of shares authorized by shareholders through December 31, 2004 was 2,650,000. The plan provides for proportional adjustment to the number of shares covered by the plan and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock dividends. After giving effect to stock option and restricted stock awards granted and the effect of the six-for-five stock split in the form of a stock dividend effected December 8, 2004, the five-for-four stock split in the form of a stock dividend effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000, and the 5% stock dividend paid in December 1999, shares available for grant were 610,931, 669,971 and 711,299 at December 31, 2004, 2003 and 2002, respectively.

Stock Options

The following tables present information on the qualified and non-qualified stock options outstanding (after the effect of the six-for-five stock split effected December 8, 2004, the five-for-four stock split effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000 and the 5% stock dividend paid in December
1999) as of December 31, 2004, 2003 and 2002 and changes during the years then ended:

                                                  2004                          2003                          2002
                                        ----------------------------------------------------------------------------------------
                                         Number of  Weighted-Average  Number of    Weighted-Average  Number of  Weighted-Average
Qualified Stock Options                   Options    Exercise Price     Options     Exercise Price     Options    Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          816,972      $    10.38        951,718      $    10.38      1,131,641      $    8.11
Granted                                        --              --             --              --        266,927          15.31
Exercised                                (101,917)           9.12       (134,746)          10.38       (436,350)          7.37
Forfeited                                      --              --             --              --        (10,500)         15.31
                                       ----------                     ----------                     ----------
Outstanding at end of year                715,055           10.56        816,972           10.38        951,718          10.38
                                       =========================================================================================
Options exercisable at end of year        348,901                        344,882                        241,790
                                       ==========                     ==========                     ==========
Weighted-average fair value of
  options granted during the year      $       --                     $       --                     $     3.05
                                       ==========                     ==========                     ==========


                                                  2004                          2003                          2002
                                        ----------------------------------------------------------------------------------------
                                         Number of  Weighted-Average  Number of    Weighted-Average  Number of  Weighted-Average
Non-Qualified Stock Options               Options    Exercise Price     Options     Exercise Price     Options    Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        1,326,463      $    10.99      1,316,174      $    10.62      1,299,741      $    9.51
Granted                                    70,848           22.75         61,991           19.13        173,513          16.93
Exercised                                 (98,957)           8.18        (51,702)          11.23       (126,585)          7.74
Forfeited                                      --              --             --              --        (30,495)         11.28
                                       ----------                     ----------                      ---------
Outstanding at end of year              1,298,354           11.85      1,326,463           10.99      1,316,174          10.62
                                       =========================================================================================
Options exercisable at end of year      1,111,649                      1,096,993                        937,346
                                       ==========                     ==========                     ==========
Weighted-average fair value of
  options granted during the year      $     4.36                     $     3.13                     $     3.95
                                       ==========                     ==========                     ==========

The following table presents information regarding qualified and non-qualified stock options outstanding at December 31, 2004:

                                             Options Outstanding                                      Options Exercisable
                      ---------------------------------------------------------------------      -------------------------------
                       Range of         Number        Weighted-Average     Weighted-Average        Number       Weighted-Average
                       Exercise       Outstanding         Remaining            Exercise          Exercisable        Exercise
                        Prices        at 12/31/04     Contractual Life           Price            12/31/04            Price
---------------------------------------------------------------------------------------------------------------------------------
Qualified             $6.78-15.31        715,055         5.04 years          $    10.56            348,901         $   11.36
Non-Qualified          6.78-23.02      1,298,354         3.70 years               11.85          1,111,649             10.58

Director NQSOs expire five years from the date of the grant and become exercisable in four annual installments, starting one year from the date of the grant, or upon the earlier death or disability of the grantee. Employee stock options generally expire ten years from the date of the grant and vest one year from the date of grant, although, if necessary to qualify to the maximum extent possible as ISOs, these options become exercisable in annual installments. Employee stock options which become exercisable over a period of more than one year are generally subject to earlier exercisability upon the termination of the grantee's employment for any reason more than one year following grant. Amounts received upon exercise of options are recorded as common stock and capital surplus. The tax benefit received by the Company upon exercise of a NQSO is credited to capital surplus.

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The statement encourages, but does not require, companies to use a fair value-based method of accounting for stock-based employee compensation plans, including stock options and stock appreciation rights. Under this method, compensation expense is measured as of the date the awards are granted based on the estimated fair value of the awards, and the expense is generally recognized over the vesting period. If a company elects to continue using the intrinsic value-based method under APB Opinion No. 25, pro forma disclosures of net income and net income per share are required as if the fair value-based method had been applied. Under the intrinsic method, compensation expense is the excess, if any, of the market price of the stock as of the grant date over the amount employees must pay to acquire the stock or over the price established for determining appreciation. Under the Company's current compensation policies, there is no such excess on the date of grant and therefore, no compensation expense is recorded.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,                         2004         2003         2002
--------------------------------------------------------------------------------
Dividend yield                                   2.86%        2.53%        2.95%
Volatility                                         25%          25%          25%
Expected term
  Qualified                                       N/A          N/A      4 years
  Non-Qualified (Directors)                   4 years      4 years      4 years
  Non-Qualified (Officers)                        N/A          N/A      8 years
Risk-free interest rate                          3.92%        2.79%        4.66%

The Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense related to options granted pursuant to the plan has been recognized in the consolidated statements of income. Had compensation expense been determined based on the estimated fair value of the awards at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts as shown in Note 1 beginning on page 34.

The provisions of SFAS No. 123(R), which are effective for the first interim period beginning after June 15, 2005, are discussed in Note 1 beginning on page 34.

Restricted Stock

On February 11, 2000, 92,500 shares of restricted stock were awarded from Treasury shares. The fair value was $15.8125 per share. These awards vest to recipients over a four-year period at the rate of 25% per year; the initial awards vested on February 11, 2000.

On February 6, 2002, 60,000 shares of restricted stock were awarded from Treasury shares. The fair value was $27.56 per share. These awards vest to recipients over a four-year period at the rate of 25% per year.

The plan calls for the forfeiture of non-vested shares which are restored to the Treasury and become available for future awards. During 2004, 2003 and 2002, there were no shares forfeited. Unearned compensation resulting from these awards is amortized as a charge to compensation expense over a four-year period; such charges were $603,764, $742,680 and $714,032 in 2004, 2003 and 2002, respectively. The balance of unearned compensation is shown as a reduction of shareholders' equity. For income tax purposes, the Company is entitled to a deduction in an amount equal to the average market value of the shares on vesting date and dividends paid on shares for which restrictions have not lapsed.

NOTE 16.

EMPLOYEE STOCK OWNERSHIP PLAN

On March 5, 1993, the Company established an Employee Stock Ownership Plan ("ESOP"). This plan covers substantially all employees with one or more years of service of at least 1,000 hours who are at least 21 years of age. During 1993, the parent company issued 250,000 shares of Series D preferred stock at a price of $10.00 per share to the Company's ESOP trust. The trust borrowed $2,500,000 from the bank to pay for the shares. The ESOP loan is at a fixed interest rate for a term of ten years with quarterly payments of interest. Quarterly principal payments at an annual rate of $250,000 and $350,000 commenced on March 31, 1996 and March 31, 1999, respectively. The bank match-funded the ESOP loan with collateralized advances from the Federal Home Loan Bank of New York. The ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and released for allocation among the participants as principal and interest on the ESOP loan is repaid. Under the terms of the ESOP, participants may vote both allocated and unallocated shares.

The Company makes quarterly contributions to the ESOP equal to the debt service on the ESOP loan less dividends paid on the ESOP shares. All dividends paid are used for debt service. ESOP shares released from the suspense account are allocated among the participants on the basis of salary in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the Company initially recorded a deduction from shareholders' equity equal to the purchase price of the shares reflecting such amount as unearned compensation. The consolidated balance sheets report as unearned
compensation   the  remaining   shares  pledged  as  collateral.   The  unearned
compensation is reduced as payments are made on the loan and, as shares are released from the suspense account, the Company recognizes compensation expense equal to the current market price of the common shares into which the preferred shares are convertible, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares are recorded as a reduction of accrued interest payable; dividends on allocated ESOP shares are recorded as a reduction of retained earnings.

Compensation  expense was $0,  $236,270 and  $253,440  for 2004,  2003 and 2002,
respectively, with a corresponding reduction in unearned compensation. As of December 31, 2004, 250,000 shares had been allocated; there were no unreleased shares ("unallocated"). The ESOP was terminated effective February 19, 2004. The following table presents interest paid on the ESOP loan and dividends paid on the Series D preferred shares:

Years Ended December 31,                        2004          2003          2002
--------------------------------------------------------------------------------
Interest paid                                   $ --      $ 16,224      $ 42,984
Dividends paid                                    --       139,491       142,695
Contributions                                     --       366,224       392,984

NOTE 17.

EMPLOYEE BENEFIT PLAN

The Company has a noncontributory defined benefit pension plan that covers the majority of employees with one or more years of service of at least 1,000 hours who are at least 21 years of age. The benefits are based upon years of credited service, primary social security benefits and a participant's highest average compensation as defined. The funding requirements for the plan are determined annually based upon the amount needed to satisfy the Employee Retirement Income Security Act of 1974 funding standards. The Company also has a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

The following tables set forth the disclosures required for pension benefits:

At or For the Years Ended December 31,                                        2004              2003
--------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (PBO)                             $ 33,745,854      $ 27,593,693
Service cost                                                                 1,562,914         1,304,504
Interest cost                                                                1,986,363         2,038,372
Amendments                                                                          --           191,925
Actuarial loss                                                               2,261,865         4,100,731
Settlement                                                                  (3,000,000)               --
Benefits paid                                                                 (793,539)       (1,483,371)
                                                                          ------------------------------
Benefit obligation at end of year                                         $ 35,763,457      $ 33,745,854
                                                                          ==============================
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year                                 $ 19,641,142      $ 16,837,701
Actual return on plan assets                                                   943,287         1,986,812
Employer contributions                                                       1,322,088         2,300,000
Benefits paid                                                                 (793,539)       (1,483,371)
                                                                          ------------------------------
Fair value of assets at end of year                                       $ 21,112,978      $ 19,641,142
                                                                          ==============================
Funded status                                                             $(14,650,479)     $(14,104,712)
Unrecognized prior service cost                                                570,434           647,756
Unrecognized net actuarial loss                                             12,657,923        12,203,248
                                                                          ------------------------------
Net amount recognized                                                     $ (1,422,122)     $ (1,253,708)
                                                                          ==============================

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost                                                      $  4,579,413      $  4,541,420
Accrued benefit liability                                                  (11,135,020)      (12,365,095)[1]
Accumulated other comprehensive loss (pre-tax)                               5,133,485         6,569,967[1]
                                                                          ------------------------------
Net amount recognized                                                     $ (1,422,122)     $ (1,253,708)
                                                                          ==============================

[1] Restated; see Note 2.

                                                                                                         Rate of Compen-
                                                                                Discount Rate            sation Increase
                                                                                -------------            ---------------
                                                                              2004         2003         2004         2003
-------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan                                                  6.00%        6.25%        3.00%        3.00%
Supplemental retirement plan                                                  6.00         6.25         3.00         3.00

Years Ended December 31,                                                 2004             2003             2002
---------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC COST
Service cost                                                      $ 1,562,914      $ 1,304,504      $ 1,189,407
Interest cost                                                       1,986,363        2,038,372        1,883,524
Expected return on plan assets                                     (1,678,674)      (1,577,285)      (1,720,188)
Amortization of prior service cost                                     77,322           77,323           38,045
Recognized actuarial loss                                             873,768          910,874          470,095
                                                                  ---------------------------------------------
Net periodic benefit cost                                           2,821,693        2,753,788        1,860,883
Additional settlement gain recognized pursuant to SFAS No. 88      (1,331,190)              --               --
                                                                  ---------------------------------------------
Total                                                             $ 1,490,503      $ 2,753,788      $ 1,860,883
                                                                  =============================================

                                                                                         Expected Return   Rate of Compen-
                                                                      Discount Rate       on Plan Assets    sation Increase
                                                                      --------------      --------------    ---------------
                                                                      2004      2003      2004     2003     2004      2003
---------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan                                          6.25%     6.75%     8.50%    9.25%    3.00%     3.00%
Supplemental retirement plan                                          6.25      6.75       N/A      N/A     3.00      3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2004 and 2003 was $20,932,819 and $18,099,716, respectively.

The tables presented on the previous page and above include the supplemental retirement plan which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,                                        2004                2003
--------------------------------------------------------------------------------
Projected benefit obligation                     $11,891,590         $12,924,800
Accumulated benefit obligation                    11,353,404          12,365,096

The following table sets forth information regarding the assets of the defined benefit pension plan:

December 31,                                                     2004      2003
--------------------------------------------------------------------------------
U.S. government corporation and agency debt obligation             25%       30%
Corporate debt obligation                                          19        23
Common equity securities                                           53        40
Other                                                               3         7
                                                                 --------------
Total                                                             100%      100%
                                                                 ==============

The defined benefit pension plan owns common stock of Sterling Bancorp which is included in common equity securities above. At December 31, 2004, the value of Sterling Bancorp common stock was $1,858,669 and represented approximately 9% of plan assets. At December 31, 2003, the value of Sterling Bancorp common stock was $1,562,598 and represented 8% of plan assets.

The overall strategy of the Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels and preserves liquidity. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix can vary but is targeted at 50% equity securities, inclusive of up to 10% in Sterling Bancorp common stock, 25% in corporate obligations and 25% in federal and agency obligations. The money market position will vary but will generally be held under 5%. The Plan's allocation to common stock, excluding shares of Sterling Bancorp, will represent investment in those companies from time to time comprising the growth and value Model Portfolio as advised by the trustee's investment advisor.

The Company expects to contribute approximately $3,000,000 to the defined benefit pension plan in 2005.

The following table presents benefit payments expected to be paid, which include the effect of expected future service for the years indicated.

                              Defined          Supplemental        Total
Year(s)                     Benefit Plan     Retirement Plan   Benefit Payments
-------------------------------------------------------------------------------

2005                         $  776,988        $8,878,017        $ 9,655,005
2006                            882,317           334,937          1,217,254
2007                          1,011,123           234,419          1,245,542
2008                          1,105,654         1,057,680          2,163,334
2009                          1,231,151         1,089,547          2,320,698
Years 2010-2014               8,645,238         1,577,399         10,222,637

The cash flows shown above are based on the assumptions used in the annual actuarial valuations of the Defined Benefit Plan. The Supplemental Retirement Plan column is computed assuming that any executive who has reached the age upon which full retirement is assumed for actuarial purposes, actually retires in the current year. However, if such an executive does not actually retire in the current year, the obligation will be deferred until a later year. We are not aware of any senior executives who have near-term plans to retire.

The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee's date of retirement. The Company's plan for its postretirement benefit obligation is unfunded. The Company's postretirement obligations are not material. Net postretirement benefit cost was $90,000, $80,000 and $64,000 for 2004, 2003 and 2002, respectively.

NOTE 18.

INCOME TAXES

The current and deferred tax provisions (benefits) for each of the last three fiscal years are as follows:

Years Ended December 31,               2004           2003[1]           2002[1]
--------------------------------------------------------------------------------

FEDERAL
  Current                      $ 13,469,896      $ 12,302,412      $ 10,838,138
  Deferred                         (509,086)         (361,058)         (248,462)
                               ------------------------------------------------
    Total                      $ 12,960,810      $ 11,941,354      $ 10,589,676
                               ================================================

STATE AND LOCAL
  Current                      $     11,547      $  2,835,829      $  1,982,779
  Deferred                         (220,822)          (25,817)         (262,078)
                               ------------------------------------------------
    Total                      $   (209,275)     $  2,810,012      $  1,720,701
                               ================================================

TOTAL
  Current                      $ 13,481,443      $ 15,138,241      $ 12,820,917
  Deferred                         (729,908)         (386,875)         (510,540)
                               ------------------------------------------------
    Total                      $ 12,751,535      $ 14,751,366      $ 12,310,377
                               ================================================

[1]   Restated; see Note 2.

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,                                               2004            2003[1]            2002[1]
-----------------------------------------------------------------------------------------------------------------
Federal statutory rate                                                   35%                35%                35%
                                                               --------------------------------------------------
Computed tax                                                   $ 13,074,462       $ 13,529,115       $ 11,953,141
(Decrease) Increase in tax resulting from:
  State and local taxes, net of Federal income tax benefit         (136,029)         1,826,508          1,118,455
  Tax-exempt income                                                (862,029)          (828,518)          (930,296)
  Other permanent items                                             675,131            224,261            169,077
                                                               --------------------------------------------------
    Total                                                      $ 12,751,535       $ 14,751,366       $ 12,310,377
                                                               ==================================================

[1]   Restated; see Note 2.

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,                                                                                             2004          2003[1]
------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets
  Difference between financial statement provision for loan losses and tax bad debt deduction     $ 7,542,350     $  6,721,521
  Deferred compensation                                                                             3,399,963        2,743,207
  Other                                                                                               975,857          903,761
                                                                                                  ----------------------------
     Total deferred tax assets                                                                     11,918,170       10,368,489
                                                                                                  ----------------------------
Deferred tax liabilities
  Pension and benefit plans                                                                         2,115,279        2,111,306
  Other                                                                                             1,784,177        1,298,422
                                                                                                  ----------------------------
     Total deferred tax liabilities                                                                 3,899,456        3,409,728
                                                                                                  ----------------------------
Net deferred tax asset                                                                              8,018,714        6,958,761
SFAS No. 115 deferred tax liability                                                                  (726,388)      (2,055,361)
Minimum pension liability adjustment                                                                2,356,270        3,015,615
                                                                                                  ----------------------------
                                                                                                  $ 9,648,596     $  7,919,015
                                                                                                  ============================

[1]   Restated; see Note 2.

Management believes, based upon current facts, that, more likely than not, there will be sufficient taxable income in future years to realize the deferred tax assets. However, there can be no assurance about the level of future earnings.

NOTE 19.

EARNINGS PER SHARE

Basic EPS is computed by dividing net income less dividends on allocated Series D convertible preferred shares held on behalf of the Employee Stock Ownership Plan ("basic net income"), by the weighted-average common shares outstanding during the year.

Diluted EPS is computed by dividing basic net income by the weighted-average common shares and common equivalent shares outstanding during the year. The common equivalent shares outstanding include the weighted-average number of Series D convertible preferred shares (held on behalf of the Employee Stock Ownership Plan) and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the average price of the Company's common stock is utilized.

The following table provides a reconciliation of basic and diluted EPS as required by SFAS No. 128:

                                  For the Year Ended 12/31/04              For the Year Ended 12/31/03[1]
                             ----------------------------------------------------------------------------------
                                Income        Shares      Per Share       Income        Shares      Per Share
                             (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
---------------------------------------------------------------------------------------------------------------
BASIC EPS
Net income                   $ 24,604,073                              $ 23,903,245
Less preferred dividends               --                                   125,019
                             ------------                              ------------
Net income available for
  common shareholders          24,604,073    18,241,567  $       1.35    23,778,226    17,914,855  $       1.33
                                                         ============                              ============
DILUTED EPS
Options[2]                                      837,530                                   772,434
Convertible preferred stock                      34,528                                   228,371
                             ------------    ----------                ------------    ----------
Net income available for
  common shareholders plus
  assumed conversions        $ 24,604,073    19,113,625  $       1.29  $ 23,778,226    18,915,660  $       1.26
                             ==================================================================================


                                  For the Year Ended 12/31/02[1]
                             ----------------------------------------
                                Income        Shares      Per Share
                             (Numerator)   (Denominator)    Amount
---------------------------------------------------------------------
BASIC EPS
Net income                   $ 21,841,454
Less preferred dividends          112,700
                             ------------
Net income available for
  common shareholders          21,728,754    17,978,728  $       1.21
                                                         ============
DILUTED EPS
Options[2]                                      739,592
Convertible preferred stock                     233,202
                             ------------    ----------
Net income available for
  common shareholders plus
  assumed conversions        $ 21,728,754    18,951,522  $       1.15
                             ========================================

[1]   Restated; see Notes 1 and 2.

[2] Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2004, 2003 and 2002 have not been included in computation of diluted EPS for those respective years. As of December 31, 2004 and 2003, there were no options excluded; as of December 31, 2002, 45,732 options to purchase shares at a price of $23.81 were not included.

NOTE 20.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the "fair value" of certain financial instruments for which it is practical to estimate "fair value."

Much of the information used to arrive at "fair value" is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimated cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. With the exception of investment securities and long-term debt, the Company's financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments that are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

The following disclosures represent the Company's best estimate of the "fair value" of financial instruments.

Financial Instruments with Carrying Amount Equal to Fair Value

The carrying amount of cash and due from banks, interest-bearing deposits with other banks, Federal funds sold, customers' liabilities under acceptances, accrued interest receivable, Federal funds purchased and securities sold under agreements to repurchase, commercial paper, other short-term borrowings, acceptances outstanding, and other liabilities and accrued expenses, as a result of their short-term nature, is considered to be equal to fair value.

Investment Securities

For investment securities, fair value has been based upon current market quotations, where available. If quoted market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

Loans Held in Portfolio

The fair value of loans held in portfolio which reprice within 90 days reflecting changes in the base rate approximate their carrying amount. For other loans held in portfolio, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and for similar maturities. These calculations have been adjusted for credit risk based on the Company's historical credit loss experience.

The estimated fair value for secured nonaccrual loans is the value of the underlying collateral which is sufficient to repay each loan. For other nonaccrual loans, the estimated fair value represents book value less a credit risk adjustment based on the Company's historical credit loss experience.

Deposits

SFAS No. 107 requires that the fair value of demand, savings, NOW (negotiable order of withdrawal) and certain money market deposits be equal to their carrying amount. The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107.

For other types of deposits with fixed maturities, fair value has been estimated based upon interest rates currently being offered on deposits with similar characteristics and maturities.

Long-Term Debt

For long-term borrowings, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being quoted for similar characteristics and maturities.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees

The notional amount of commitments to extend credit, standby letters of credit, and financial guarantees, is considered equal to fair value. Due to the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the notional value of the commitment.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities:

December 31,                                                         2004                                   2003
----------------------------------------------------------------------------------------------------------------------------
                                                            Carrying           Estimated          Carrying         Estimated
                                                              Amount          Fair Value            Amount        Fair Value
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Cash and due from banks                             $   48,842,418      $   48,842,418      $ 63,947,722      $ 63,947,722
  Interest-bearing deposits with other banks               1,329,103           1,329,103         1,656,338         1,656,338
  Investment securities                                  680,219,734         681,935,621       683,118,074       687,705,326
  Loans held for sale                                     37,058,673          37,058,673        40,556,380        40,567,380
  Loans held in portfolio, net                         1,005,957,951       1,007,217,410       886,097,264       886,875,247
  Customers' liability under acceptances                     628,965             628,965           953,571           953,571
  Accrued interest receivable                              5,604,781           5,604,781         5,069,423         5,069,423

FINANCIAL LIABILITIES
  Demand, NOW, savings and money market deposits         868,573,943         868,573,943       815,505,710       815,505,710
  Time deposits                                          475,277,172         474,670,243       396,235,110       397,980,110
  Securities sold under agreements to repurchase          89,816,170          89,816,170        93,818,806        93,818,806
  Federal funds purchased                                 32,500,000          32,500,000        10,000,000        10,000,000
  Commercial paper                                        25,991,038          25,991,038        28,799,055        28,799,055
  Other short-term borrowings                              2,517,375           2,517,375        56,871,359        56,871,359
  Acceptances outstanding                                    628,965             628,965           953,571           953,571
  Accrued expenses and other liabilities                  91,329,506[1]       91,329,506[1]     78,604,639[1]     78,604,639[1]
  Long-term borrowings                                   135,774,000         138,848,059       135,774,000       142,494,000

[1]   Restated; see Note 2.

NOTE 21.

CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically under capitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a "well capitalized" bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2004, the Company and the bank exceeded the requirements for "well capitalized" institutions.

The following tables present information regarding the Company's and the bank's regulatory capital ratios:

                                                                           For Capital
                                                       Actual           Adequacy Minimum    To Be Well Capitalized
                                                 ------------------------------------------------------------------
As of December 31, 2004                          Amount      Ratio      Amount      Ratio      Amount      Ratio
-------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Total Capital (to Risk-Weighted Assets):
  The Company                                  $169,226      14.35%   $ 94,334       8.00%   $117,917      10.00%
  The bank                                      129,267      11.56      89,466       8.00     111,832      10.00
Tier 1 Capital (to Risk-Weighted Assets):
  The Company                                   154,467      13.10      47,167       4.00      70,750       6.00
  The bank                                      115,262      10.31      44,733       4.00      67,099       6.00
Tier 1 Leverage Capital (to Average Assets):
  The Company                                   154,467       8.49      72,792       4.00      90,990       5.00
  The bank                                      115,262       6.56      70,270       4.00      87,837       5.00

As of December 31, 2003[1]
-------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
  The Company                                  $161,837      14.88%   $ 86,986       8.00%   $108,732      10.00%
  The bank                                      121,439      11.68      83,177       8.00     103,971      10.00
Tier 1 Capital (to Risk-Weighted Assets):
  The Company                                   148,235      13.63      43,493       4.00      65,239       6.00
  The bank                                      108,426      10.43      41,588       4.00      62,383       6.00
Tier 1 Leverage Capital (to Average Assets):
  The Company                                   148,235       8.88      66,741       4.00      83,426       5.00
  The bank                                      108,426       6.67      65,010       4.00      81,262       5.00

[1]   Restated; see Note 2.

NOTE 22.

SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way information about operating segments is reported in annual financial statements and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers.

The Company provides a broad range of financial products and services, including commercial loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2004 average interest-earning assets were 57.1% loans (corporate lending was 71.7% and real estate lending was 25.4% of total loans, respectively) and 42.0% investment securities and money market investments. There were no industry concentrations (exceeding 10% of loans, gross) in the corporate loan portfolio. Approximately 64% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following table provides certain information regarding the Company's operating segments:

                                   Corporate       Real Estate      Company-wide
                                    Lending          Lending          Treasury           Totals
------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004
Net interest income               $ 35,561,406     $ 16,736,564     $ 23,925,710     $   76,223,680
Noninterest income                  13,213,656       15,640,862        2,594,207         31,448,725
Depreciation and amortization          324,938          404,384            1,229            730,551
Segment profit                      15,506,658       16,342,475       30,255,641         62,104,774
Segment assets                     698,575,228      313,730,365      812,113,123      1,824,418,716
Year Ended December 31, 2003
Net interest income                 34,506,033       16,365,324       21,408,591         72,279,948
Noninterest income                  12,468,121       14,944,227        1,684,023         29,096,371
Depreciation and amortization          232,527          317,086               --            549,613
Segment profit                      17,733,173[1]    15,718,397       25,371,959         58,823,529[1]
Segment assets                     723,570,456      209,425,056      790,327,841[1]   1,723,323,353[1]
Year Ended December 31, 2002
Net interest income                 30,021,774       13,621,274       27,761,630         71,404,678
Noninterest income                  12,787,107       10,298,873        2,382,211         25,468,191
Depreciation and amortization          196,049          205,109               --            401,158
Segment profit                      16,121,709[1]    10,951,445       31,974,728         59,047,882[1]
Segment assets                     639,918,714      193,458,081      701,590,089[1]   1,534,966,884[1]

[1]   Restated; see Note 2

The  following  table  sets  forth   reconciliations  of  net  interest  income,
noninterest income, profits and assets for reportable operating segments to the Company's consolidated totals:

Years Ended December 31,                             2004                2003                2002
---------------------------------------------------------------------------------------------------------
Net interest income:
  Total for reportable operating segments     $    76,223,680      $    72,279,948     $    71,404,678
  Other[1]                                          1,991,886            1,711,689           1,582,637
                                              -----------------------------------------------------------
Consolidated net interest income              $    78,215,566      $    73,991,637     $    72,987,315
                                              ===========================================================

Noninterest income:
  Total for reportable operating segments     $    31,448,725      $    29,096,371     $    25,468,191
  Other[1]                                          3,268,970            3,581,580[2]        3,816,898[2]
                                              -----------------------------------------------------------
Consolidated noninterest income               $    34,717,695       $  32,677,951[2]   $    29,285,089[2]
                                              ===========================================================

Profit:
  Total for reportable operating segments     $    62,104,774       $  58,823,529[2]   $    59,047,882[2]
  Other[1]                                        (24,749,166)        (20,168,918)[2]      (24,896,051)[2]
                                              ------------------------------------------------------------
Consolidated income before income taxes       $    37,355,608       $  38,654,611[2]   $   34,151,831[2]
                                              ============================================================

Assets:
  Total for reportable operating segments     $ 1,824,418,716      $1,723,323,353[2]   $1,534,966,884[2]
  Other[1]                                         46,693,046          36,500,904[2]       28,198,130[2]
                                              ------------------------------------------------------------
Consolidated assets                           $ 1,871,111,762      $1,759,824,257[2]   $1,563,165,014[2]
                                              ============================================================

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

[2]   Restated; see Note 2.

NOTE 23.

PARENT COMPANY

CONDENSED BALANCE SHEETS

December 31,                                                         2004          2003[1]
------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks
  Banking subsidiary                                         $ 10,463,497     $ 21,417,062
  Other banks                                                      25,000           25,000
Interest-bearing deposits--banking subsidiary                     390,309        7,531,623

Investment in subsidiaries
  Banking subsidiary (including goodwill of $21,158,440)      137,265,560      131,995,719
  Other subsidiaries                                            6,180,911        6,105,046
Due from subsidiaries
  Other subsidiaries                                           54,002,677       38,348,178
Other assets                                                    5,632,504        5,981,426
                                                             -----------------------------
                                                             $213,960,458     $211,404,054
                                                             =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper                                             $ 25,991,038     $ 28,799,055
Due to subsidiaries
  Other subsidiaries                                              993,228          992,254
Accrued expenses and other liabilities                         12,498,599       12,576,738
Junior subordinated debt (see Note 9)                          25,774,000       25,774,000
Shareholders' equity                                          148,703,593      143,262,007
                                                             -----------------------------
                                                             $213,960,458     $211,404,054
                                                             =============================

[1] Restated; see Note 2.

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,                                                    2004            2003[1]           2002[1]
------------------------------------------------------------------------------------------------------------------------
INCOME
Dividends and interest from
  Banking subsidiary                                                    $ 20,086,143      $ 10,063,062      $ 15,114,920
  Other subsidiaries                                                         434,499           630,686         1,363,501
Other income                                                                   2,422            71,879            54,810
                                                                        ------------------------------------------------
     Total income                                                         20,523,064        10,765,627        16,533,231
                                                                        ------------------------------------------------

EXPENSE
Interest expense                                                           2,511,309         2,409,339         2,415,805
Other expenses                                                             2,413,799         2,361,701         2,530,967
                                                                        ------------------------------------------------
     Total expense                                                         4,925,108         4,771,040         4,946,772
                                                                        ------------------------------------------------
Income before income taxes and equity in undistributed net
 income of subsidiaries                                                   15,597,956         5,994,587        11,586,459
Benefit for income taxes                                                  (2,039,767)       (1,790,670)       (1,639,592)
                                                                        ------------------------------------------------
                                                                          17,637,723         7,785,257        13,226,051
Equity in undistributed net income of
  Banking subsidiary                                                       6,836,107        15,775,343         7,883,021
  Other subsidiaries                                                         130,243           342,645           732,382
                                                                        ------------------------------------------------
Net income                                                              $ 24,604,073      $ 23,903,245      $ 21,841,454
                                                                        ================================================

[1]   Restated; see Note 2.

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                           2004           2003[1]           2002[1]
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                   $ 24,604,073      $ 23,903,245      $ 21,841,454
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Amortization of unearned compensation                                         603,764           978,950           967,472
      (Decrease) Increase in accrued expenses and other liabilities                 (78,139)        3,037,735        (1,529,992)
      Increase (Decrease) in due to subsidiaries, net                                   974          (676,989)           16,206
      (Increase) Decrease in due from subsidiaries, net                         (15,654,499)        3,608,472         8,093,314
      Equity in undistributed net income of subsidiaries                         (6,966,350)      (16,117,988)       (8,615,403)
      Decrease (Increase) in other assets                                           348,922        (3,564,111)          139,174
      Other, net                                                                 (2,038,019)         (285,122)       (4,373,968)
                                                                               ------------------------------------------------
        Net cash provided by operating activities                                   820,726        10,884,192        16,538,257
                                                                               ------------------------------------------------
INVESTING ACTIVITIES
  Net decrease (increase) in interest-bearing deposits--banking subsidiary        7,141,314        17,135,104       (23,230,889)
  Capital contributed to subsidiaries                                                    --           (50,000)               --
                                                                               ------------------------------------------------
        Net cash provided by (used in) investing activities                       7,141,314        17,085,104       (23,230,889)
                                                                               ------------------------------------------------
FINANCING ACTIVITIES
  Net decrease in commercial paper                                               (2,808,017)         (519,865)      (12,784,280)
  Cash dividends paid on preferred and common shares                            (12,106,022)      (10,235,334)       (7,684,367)
  Proceeds from exercise of stock options                                         4,334,474         1,973,762         4,198,859
  Purchase of treasury shares                                                    (8,310,004)         (256,007)      (15,501,195)
  Increase in junior subordinated debt                                                   --                --        25,774,000
  Decrease in other short-term borrowings                                                --          (350,000)         (350,000)
  Cash paid in lieu of fractional shares in connection with stock dividend          (26,036)          (32,358)          (32,048)
                                                                               ------------------------------------------------
        Net cash used in financing activities                                   (18,915,605)       (9,419,802)       (6,379,031)
                                                                               ------------------------------------------------
Net (decrease) increase in cash and due from banks                              (10,953,565)       18,549,494       (13,071,663)
Cash and due from banks--beginning of year                                       21,442,062         2,892,568        15,964,231
                                                                               ------------------------------------------------
Cash and due from banks--end of year                                           $ 10,488,497      $ 21,442,062      $  2,892,568
                                                                               ================================================
Supplemental disclosure of cash flow information:
  Interest paid                                                                $  2,508,928      $  2,415,336      $  2,505,255
  Income taxes paid                                                              11,435,000        12,006,594        12,805,357

[1]   Restated; see Note 2.

The parent company was required to maintain a deposit with the bank in an amount equal to the unpaid principal balance on the bank's loan to the trustee of the Employee Stock Ownership Plan. There was no required deposit at December 31, 2004.

NOTE 24.

COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $3,325,473, $3,642,155 and $3,647,916 for the years ended December 31, 2004, 2003 and 2002, respectively, which are net of rental income for a sublease of $172,930, $149,600 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

The  future   minimum   rental   commitments  as  of  December  31,  2004  under
noncancelable leases follow:

                                                                     Rental
Year(s)                                                            Commitments
------------------------------------------------------------------------------

2005                                                               $ 3,535,569
2006                                                                 3,365,428
2007                                                                 3,379,101
2008                                                                 3,393,094
2009 and thereafter                                                 16,044,763
                                                                   -----------

Total                                                              $29,717,955
                                                                   ===========

Certain leases included above have escalation clauses and/or provide that the Company pay maintenance, electric, taxes and other operating expenses applicable to the leased property.

In the normal course of business, there are various commitments and contingent liabilities outstanding which are properly not recorded on the balance sheet. Management does not anticipate that losses, if any, as a result of these transactions would materially affect the financial position of the Company.

Loan commitments, substantially all of which have an original maturity of one year or less, were approximately $77,496,000 as of December 31, 2004. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FIN No. 45, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2004 these commitments totaled $26,563,953 of which $23,574,027 expire within one year and $2,989,926 within two years. Approximately 70% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2004 ranged from 0% to 100%; the average amount collateralized was approximately 97%.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no has been made in the accompanying consolidated financial statements.

NOTE 25.

QUARTERLY DATA (UNAUDITED)


                                                         Restated
                                  -------------------------------------------------------
2004 Quarter                         Mar 31             Jun 30            Sept 30                Dec 31
----------------------------------------------------------------------------------------------------------
Total interest income             $23,534,674        $23,552,184        $24,812,419           $25,900,147
Total interest expense              4,539,315          4,518,928          5,049,666             5,475,949
Net interest income                18,995,359         19,033,256         19,762,753            20,424,198
Provision for loan losses           2,426,500          2,470,500          2,338,500             2,729,500
Net securities gains                  536,304            148,500            285,918               285,648
Noninterest income, excluding       7,687,805          8,398,106          8,888,910             8,486,504
securities gains
Noninterest expenses               15,949,230[2]      16,191,237[2]      16,493,583[2]         16,978,603
Income before income taxes          8,843,738[2]       8,918,125[2]      10,105,498[2]          9,488,247
Net income                          5,206,934{2}       6,564,601[2]       6,550,174[2]          6,282,364
Earnings per average common
share:
  Basic                                   .29[1][2]         .35[1][2]           .36[1][2]             .35
  Diluted                                 .27[1][2]         .34[1][2]           .35[1][2]             .33
Common stock closing price:
  High                                26.1667            25.0917            24.4583                 28.25
  Low                                  22.575            22.1917            20.9667                22.525
  Quarter--end                         24.292             23.017             22.542                 28.25


                                                           Restated
                                  ------------------------------------------------------------

2003 Quarter                         Mar 31          Jun 30         Sept 30          Dec 31
----------------------------------------------------------------------------------------------
Total interest income             $22,633,218     $23,095,455     $22,352,544     $23,501,259
Total interest expense              4,376,789       4,518,557       4,285,572       4,409,921
Net interest income                18,256,429      18,576,898      18,066,972      19,091,338
Provision for loan losses           1,791,300       2,172,500       2,172,500       2,604,100
Net securities gains                   95,992         100,366         101,225         252,922
Noninterest income, excluding       7,374,810       8,043,316       8,660,774       8,048,546
  securities gains[2]
Noninterest expenses[2]            14,505,952      15,070,253      14,885,234      14,813,138
Income before income taxes[2]       9,429,979       9,477,827       9,771,237       9,975,568
Net income[2]                       5,733,785       5,817,947       6,056,541       6,294,972
Earnings per average common
  share:[1][2]
  Basic                                   .32             .32             .34             .35
  Diluted                                 .30             .31             .32             .33
Common stock closing price:
  High                                  18.26         19.8667           22.75         26.1333
  Low                                 16.1467         16.2733         18.4267         22.9417
  Quarter--end                         16.427          18.593          22.425           23.75

[1]   Restated see Note 1.

[2] Restated for reasons described in Notes 1 and 2. The following previously reported information is provided:

                          Net              Basic         Diluted
                        Income              EPS            EPS
                      -------------------------------------------
1st quarter 2003      $5,846,423           $.32           $.31
2nd quarter 2003       5,860,002            .33            .31
3rd quarter 2003       6,114,713            .34            .32
4th quarter 2003       6,382,516            .35            .33
1st quarter 2004       6,460,509            .35            .34
2nd quarter 2004       6,719,599            .37            .35
3rd quarter 2004       6,737,934            .37            .35

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
[LOGO KPMG]

The Shareholders and Board of Directors
Sterling Bancorp:

We have audited the accompanying consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  discussed  in  Note  2  to  the  consolidated   financial  statements,   the
accompanying 2003 and 2002 consolidated financial statements have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, and the financial position of Sterling National Bank and subsidiaries as of December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG

New York, New York
March 29, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required under the Securities Exchange Act of 1934, the Company's management, with the participation of the Company's principal executive and principal financial officers, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation and the identification of a material weakness in our internal control over financial reporting described below, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a discussion of the reasons and matters on which this conclusion was based, see "Assessment of internal control over financial reporting" below.

Assessment of internal control over financial reporting

As permitted by the SEC's exemptive order for certain "accelerated filers" (Release No. 50754, November 30, 2004), we have not filed in this Form 10-K a report on management's assessment of our internal control over financial reporting or a registered public accounting firm's attestation report on management's assessment of our internal control over financial reporting. The SEC's exemptive order permits us to file this information by amendment to this Form 10-K not later than April 29, 2005.

As previously disclosed in the Company's Form 8-K dated March 15, 2005, a material weakness (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) was identified in our internal control over financial reporting as of December 31, 2004. The material weakness relates to inadequate resources for controls over the accounting for employee benefits, including (a) the expensing of premiums paid for split-dollar life insurance policies on the lives of certain executive officers of the Company, (b) the expensing of the Company's obligations to pay future premiums on split-dollar life insurance policies issued as part of a transaction in which an executive officer relinquishes his right to receive pension payments in exchange for the insurance policy, (c) the expensing of the Company's obligation to pay future post-retirement premiums on certain split-dollar life insurance policies and (d) the crediting of increases in the cash surrender values of these various policies. The Company has corrected the accounting by recording non-cash charges to employee benefits expense. The Company has restated its audited financial statements for the years ended December 31, 2002 and 2003, and will restate its unaudited condensed financial statements for the quarters ended March 31, June 30 and September 30, 2003 and 2004. The Company believes that the method of accounting for employee benefits expense in the audited consolidated financial statements included in this Form 10-K complies with APB Opinion No. 12, as amended by Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance. Notwithstanding the existence of this material weakness, we believe that the financial statements in this Form 10-K fairly present, in all material respects, our financial condition as of December 31, 2003 and 2004, and our results of operations and cash flows for each of the years ended December 31, 2002, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America. We are currently working to remediate this material weakness.

Management has also identified, and the Company is currently working to remediate, certain significant deficiencies (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) in the Company's internal control over financial reporting of December 31, 2004, which management believes do not currently constitute material weaknesses. At this time we have not identified, and KPMG LLP ("KPMG") has not communicated to us, any other material weaknesses in our internal control over financial reporting. The Company has not yet completed its assessment and KPMG has not yet completed its audit of our internal control over financial reporting, however, and we cannot provide assurance that KPMG will not identify additional material weaknesses in connection with its audit of our internal control over financial reporting.

Changes in internal control over financial reporting

No significant change in the Company's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 10 at the end of Part I of this report. The other information required by Item 10 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information appearing in Notes 15 and 16 on pages 48-51 under the captions "Stock Incentive Plan" and "Employee Stock Ownership Plan," respectively, of the Company's consolidated financial statements filed in Item 8 hereof.

The following table provides information as of December 31, 2004, regarding securities issued to all of our employees under our equity compensation plans that were in effect during the fiscal year ended December 31, 2004, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                             Number of Securities
                                                                                                              remaining available
                                                            Number of Securities                           for future issuance under
                                                                to be issued           Weighted Average         Equity Compensation
                                                              upon Exercise of         Exercise Price of         Plans (excluding
                                                            Outstanding Options,     Outstanding Options,      securities reflected
                                                             Warrants and Rights      Warrants and Rights         in columns (a))
Plan Category                                                        (a)                      (b)                       (c)
-----------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans approved by security holders           2,013,409                  $11.39                    610,931
Equity Compensation Plans not approved by security holders              --                      --                         --
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                            2,013,409                  $11.39                    610,931
===================================================================================================================================

The other information required by Item 12 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2004.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The documents filed as a part of this report are listed below:

      1.    Financial Statements

            Sterling Bancorp

            Consolidated Balance sheets as of December 31, 2004 and 2003* Consolidated Statements of Income for the Years Ended
                December 31, 2004, 2003* and 2002*
            Consolidated Statements of Comprehensive Income for
                the Years Ended December 31, 2004, 2003* and 2002*
            Consolidated Statements of Changes in Shareholders' Equity
                for the Years Ended December 31, 2004, 2003* and 2002*
            Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2004, 2003* and 2002*

            Sterling National Bank
            Consolidated Statements of Condition as of December 31, 2004
                and 2003*

            * Consolidated financial statements for 2003 and 2002 are restated.

      2.    Financial Statement Schedules

            None

      3.    Exhibits

            3.    (i)   Restated  Certificate  of  Incorporation  filed with the
                        State of New York Department of State,  October 28, 2004
                        (Filed as Exhibit 3(i) to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

                  (ii) By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii) (A) to the Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

             4.   (a)   Pursuant to Regulation S-K, Item 601(b)(4) (iii)(A),  no
                        instrument  which  defines  the  rights  of  holders  of
                        long-term   debt  of  the   Registrant  or  any  of  its
                        consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

            10.(i)(A)   Sterling  Bancorp  Stock  Incentive  Plan  (Amended  and
                        Restated as of May 20, 2004) (Filed as Exhibit 10 to the
                        Registrant's  Form 10-Q for the quarter ended  September
                        30, 2004 and incorporated herein by reference).

               (i)(B) Form of Award Letter for Non-Employee Directors (Filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

               (i)(C) Form of Award Letter for Officers (Filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

               (i)(D)   Form  of  Nonqualified  Stock  Option  Award  (Filed  as
                        Exhibit 10(A) to the Registrant's Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

               (ii)(A) Sterling Bancorp Key Executive Incentive Bonus Plan (Filed as Exhibit C to the Registrant's definitive Proxy Statement, dated March 13, 2001, filed on March 16, 2001 and incorporated herein by reference).

               (iii)(A) Amended and Restated  Employment  Agreements dated March
                        22, 2002 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein).

               (iii)(B) Amendments to Employment  Agreements  dated February 26,
                        2003 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 3.10(xiv)(a) and 3.10(xiv)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

               (iii)(C) Amendments to Employment  Agreements  dated February 24,
                        2004 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(xv)(a) and 10(xv)(b), respectively, to the Registrant's Form 10-K dated December 31, 2003 and filed on March 12, 2004 and incorporated herein by reference).

               (iii)(D) Amendments to  Employment  Agreements  dated  March  18,
                        2005 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(B) and 10(C), respectively, to the Registrant's Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

                (iv)(A) Form of Change of Control Severance  Agreement entered into May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

               (iv)(B) Amendment to Form of Change of Control Severance Agreement dated February 6, 2002 entered into between the Registrant and each of four executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

               (iv)(C) Form of Change of Control Severance Agreement dated April 3, 2002 entered into between the Registrant and
                        one   executive   (Filed  as   Exhibit   10(i)  to  the
                        Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

                (iv)(D) Form of Change of Control  Severance  Agreement  dated
                        June 8, 2004 entered into between the Registrant and one executive (Filed as Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

      11.               Statement re: Computation of Per Share Earnings.

      12.               Statement re: Computation of Ratios.

      14.               Code of Business Conduct and Ethics.

      21.               Subsidiaries of the Registrant.

      23.               Consent  of KPMG  LLP  Independent  Registered  Public
                        Accounting Firm.

      31.               Rule 13a-14(a) Certifications.

      32.               Section 1350 Certifications.

(b)   Reports on Form 8-K:

      In a report on Form 8-K dated September 20, 2004 and filed on September 21, 2004, the Company reported, under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" the press release announcing a presentation on September 23, 2004 by John C. Millman--President of Sterling Bancorp and, Michael Bizenov--President Sterling National
      Mortgage Company, Inc., as part of the LI Invest First Annual Investor Conference.

      In a report on Form 8-K/A dated September 20, 2004 and filed on September 21, 2004, the Company reported, under Item 7.01 "Regulation FD Disclosure" and under Item 9.01 "Financial Statements, Pro Forma Financial Information and Exhibits," the press release announcing a presentation on September 23, 2004 by John C. Millman--President of Sterling Bancorp and Michael Bizenov--President of Sterling National Mortgage Company Inc., as part of the LI Invest First Annual Investor Conference.

      In a report on Form 8-K dated  October  18,  2004 and filed on October 19,
      2004, the Company reported under Items 7.01 and 2.02 "Results of Operations and Financial Condition and Regulation FD Disclosure," the press release announcing a conference call to discuss its financial results for the third quarter ended September 30, 2004.

      In a report on Form 8-K dated October 21, 2004 and filed on October 22, 2004, the Company reported, under Items 2.02 and 7.01 "Results of Operations and Financial Condition and Regulation FD Disclosure" and Under
      Item 9.01 "Financial Statements and Exhibits," the press release announcing results for the third quarter ended September 30, 2004.

      In a report on Form 8-K dated October 22, 2004 and filed on October 25, 2004, the Company reported, under Item 7.01 "Regulation FD Disclosure" and under Item 9.01 "Financial Statements, Pro Forma Financial Information and Exhibits," the press release announcing a presentation on October 27, 2004 by John C. Millman-President of Sterling Bancorp and Howard M. Applebaum-Executive Vice President and Senior Lending Officer of Sterling National Bank, as part of the Ryan Beck & Co. Financial Institutions' Investor Conference.

      In a report on Form 8-K dated November 18, 2004 and filed November 19, 2004, the Company reported, under Items 7.01 and 8.01 "Regulation FD Disclosure and Other Events," the press release announcing a six-for-five stock split to be distributed on December 8, 2004 to shareholders of record on November 29, 2004 and the declaration of a quarterly cash dividend of $0.19 per common share payable on December 31, 2004 to shareholders of record on December 17, 2004.

      In a report on Form 8-K dated February 4, 2005 and filed on February 10, 2005, the Company reported under Items 2.02 and 7.01 "Results of Operations and Financial Condition and Regulation FD Disclosure" and, under Item 9.01 "Financial Statements and Exhibits," the press release announcing fiscal year 2004 financial results.

      In a report on Form 8-K dated February 15, 2005 and filed on February 17, 2005, the Company reported under Item 5.02 "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers," announced that Director Anthony E. Burke formally notified the Company that he will not be standing for re-election at the upcoming shareholders meeting.

      In a report on Form 8-K dated February 17, 2005 and filed on February 18, 2005, the Company reported under Items 7.01 and 8.01 "Regulation FD Disclosure and Other Events," the press release announcing the declaration of a quarterly cash dividend of $0.19 per common share payable on March 31, 2005 to shareholders of record as of March 15, 2005.

      In a report on Form 8-K dated March 15, 2005 and filed on March 16, 2005, the Company reported under Item 2.02 "Results of Operations and Financial Condition" and Item 4.02 "Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review" that it would restate its financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 and that its audited financial statements for the year 2004 would reflect revisions to previously issued unaudited financial information, under Item 8.01 "Other Events" that it would file for an extension of the deadline for filing this report on Form 10-K, and under Item 9.01 "Financial Statements and Exhibits" the press release announcing that the Company would restate financial statements.

      In a report on Form 8-K dated March 18, 2005 and filed on March 24, 2005, the Company reported under Item 1.01 "Entry into a Material Definitive Agreement" and Item 9.01 "Financial Statements and Exhibits" that the Company granted nonqualified stock options to purchase an aggregate of 99,000 common shares and amended its employment agreements with Messrs. Louis J. Capelli and John C. Millman.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              STERLING BANCORP


                                     /s/          Louis J. Cappelli
                                  ----------------------------------------------
                                            Louis J. Cappelli, Chairman
                                           (Principal Executive Officer)

                                                  March 31, 2005
                                                       Date

                                    /s/           John W. Tietjen
                                  ----------------------------------------------
                                            John W. Tietjen, Treasurer
                                   (Principal Financial and Accounting Officer)

                                                  March 31, 2005
                                                        Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    March 31, 2005            /s/  Louis J. Cappelli           Director
        (Date)               --------------------------     ---------------
                                      (Signature)               (Title)


    March 31, 2005            /s/  John C. Millman             Director
        (Date)               --------------------------     ---------------
                                      (Signature)               (Title)


    March 31, 2005            /s/  Walter Feldesman            Director
        (Date)               --------------------------     ---------------
                                      (Signature)               (Title)


    March 31, 2005            /s/ Henry J. Humphreys           Director
        (Date)               --------------------------     ---------------
                                      (Signature)               (Title)


    March 31, 2005            /s/ Eugene T. Rossides           Director
        (Date)               --------------------------     ---------------
                                      (Signature)               (Title)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 DOCUMENTS FILED
                                    AS A PART
                              OF THIS ANNUAL REPORT
                                       ON
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                STERLING BANCORP

                                 EXHIBIT INDEX

Exhibit
Number

  3.   (i)  Restated  Certificate of  Incorporation  filed with the State of
            New York Department of State, October 28, 2004 (Filed as Exhibit 3(i) to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

      (ii) By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii)(A) to the Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

  4.   (a)  Pursuant  to  Regulation  S-K,  Item  601(b)(4)  (iii)(A),   no
            instrument which defines the rights of holders of long-term debt of the Registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10. (i)(A)  Sterling  Bancorp Stock Incentive Plan (Amended and Restated
            as of May 20, 2004) (Filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

    (i)(B) Form of Award Letter for Non-Employee Directors (Filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

    (i)(C) Form of Award Letter for Officers (Filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

    (i)(D) Form of Nonqualified Stock Option Award (Filed as Exhibit 10(A) to the Registrant's Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

   (ii)(A) Sterling Bancorp Key Executive Incentive Bonus Plan (Filed as Exhibit C to the Registrant's definitive Proxy Statement, dated March 13, 2001, filed on March 16, 2001 and incorporated herein by reference).

  (iii)(A) Amended and Restated Employment Agreements dated March 22, 2002 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

  (iii)(B) Amendments to Employment Agreements dated February 26, 2003 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 3.10(xiv)(a) and 3.10(xiv)(b), respectively, to the Registrant's Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

  (iii)(C) Amendments to Employment Agreements dated February 24, 2004 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(xv)(a) and 10(xv)(b), respectively, to the Registrant's Form 10-K dated December 31, 2003 and filed on March 31, 2004 and incorporated herein by reference).

  (iii)(D)  Amendments to Employment  Agreements dated March 18, 2005 for Louis
            J. Cappelli and John C. Millman (Filed  as   Exhibits   10(B)  and
            10(C),   respectively,   to  the Registrant's  Form 8-K dated
            March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

   (iv)(A) Form of Change of Control Severance Agreement entered into May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

   (iv)(B) Amendment to Form of Change of Control Severance Agreement dated February 6, 2002 entered into between the Registrant and each of four executives (Filed as Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

   (iv)(C) Form of Change of Control Severance Agreement dated April 3, 2002 entered into between the Registrant and one executive (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

    (iv)(D) Form of Change of Control Severance Agreement dated June 8, 2004 entered into between the Registrant and one executive (Filed as Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

11.         Statement re: Computation of Per Share Earnings.

12.         Statement re: Computation of Ratios.

14.         Code of Business Conduct and Ethics.

21.         Subsidiaries of the Registrant.

23.         Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.         Rule 13a-14(a) Certifications.

32.         Section 1350 Certifications.