Form 10-Q/A
period 2004-03-31
STERLING BANCORP
filed 2005-04-28
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 on
FORM 10-Q/A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act,
☒ Yes ☐ No

As of April 30, 2004 there were 15,341,208 shares of common stock, $1.00 par value, outstanding.

STERLING BANCORP

Explanatory Note

This Amendment No. 1 on Form 10-Q/A includes restated unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 which supersede the Company’s previously issued unaudited consolidated financial statements for those interim periods. For information regarding the restatement, see Note 2 to our unaudited consolidated financial statements contained herein. This Amendment No. 1 also includes related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures.” Except as otherwise specifically noted, all information contained herein is as of March 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

2

STERLING BANCORP AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited & Restated)

	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks	$45,756,741	$63,947,722
Interest-bearing deposits with other banks	2,475,551	1,656,338

Securities available for sale	198,355,342	195,477,473
Securities available for sale - pledged	130,493,321	117,250,082
Securities held to maturity	223,257,474	203,480,172
Securities held to maturity - pledged	160,737,934	166,910,347

Total investment securities	712,844,071	683,118,074

Loans held for sale	48,426,817	40,556,380

Loans held in portfolio, net of unearned discounts	853,007,704	900,556,215
Less allowance for loan losses	14,762,771	14,458,951

Loans, net	838,244,933	886,097,264

Customers’ liability under acceptances	1,413,995	953,571
Excess cost over equity in net assets of the
banking subsidiary	21,158,440	21,158,440
Premises and equipment, net	9,704,799	9,226,183
Other real estate	1,292,078	829,856
Accrued interest receivable	5,419,115	5,069,423
Bank owned life insurance	22,105,961	21,872,266
Other assets	27,562,361	25,338,740

	$1,736,404,862	$1,759,824,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$429,296,562	$474,091,890
Interest-bearing deposits	794,000,826	737,648,930

Total deposits	1,223,297,388	1,211,740,820
Securities sold under agreements to repurchase - customers	77,795,349	42,490,862
Securities sold under agreements to repurchase - dealers	35,392,079	51,327,944
Federal funds purchased	—	10,000,000
Commercial paper	24,401,800	28,799,055
Other short-term borrowings	15,416,233	56,871,359
Acceptances outstanding	1,413,995	953,571
Accrued expenses and other liabilities	74,646,729	78,604,639
Long-term debt	135,774,000	135,774,000

Total liabilities	1,588,137,573	1,616,562,250

Shareholders’ equity
Preferred stock, $5 par value. Authorized
644,389 shares; Series D issued 0
and 224,432 shares, respectively	—	2,244,320
Common stock, $1 par value. Authorized 20,000,000 shares; issued 19,787,969 and 19,275,964 shares, respectively	19,787,969	19,275,964
Capital surplus	144,213,560	141,179,832
Retained earnings	18,454,651	16,166,517
Accumulated other comprehensive loss, net of tax	349,746	(1,131,803)

	182,805,926	177,734,830
Less
Common shares in treasury at cost, 1,314,895 and 1,306,587 shares, respectively	33,829,331	33,577,847
Unearned compensation	709,306	894,976

Total shareholders’ equity	148,267,289	143,262,007

	$1,736,404,862	$1,759,824,257

See Notes to Consolidated Financial Statements.
3

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Income (Unaudited & Restated)

	Three Months Ended March 31,
	2004	2003

INTEREST INCOME
Loans	$15,081,995	$14,759,913
Investment securities
Available for sale	3,691,820	2,511,777
Held to maturity	4,706,408	5,330,999
Federal funds sold	50,342	21,976
Deposits with other banks	4,109	8,553

Total interest income	23,534,674	22,633,218

INTEREST EXPENSE
Deposits	2,473,145	2,201,635
Securities sold under agreements to repurchase	315,632	298,945
Federal funds purchased	15,890	11,472
Commercial paper	62,762	70,651
Other short-term borrowings	112,194	189,768
Long-term debt	1,559,692	1,604,318

Total interest expense	4,539,315	4,376,789

Net interest income	18,995,359	18,256,429
Provision for loan losses	2,426,500	1,791,300

Net interest income after provision for loan losses	16,568,859	16,465,129

NONINTEREST INCOME
Factoring income	1,426,869	1,352,502
Mortgage banking income	3,631,391	3,242,648
Service charges on deposit accounts	1,063,343	1,231,998
Trade finance income	492,807	573,013
Trust fees	181,697	165,397
Other service charges and fees	474,404	435,210
Bank owned life insurance income	233,695	260,830
Securities gains	536,304	95,992
Other income	183,599	113,212

Total noninterest income	8,224,109	7,470,802

NONINTEREST EXPENSES
Salaries	7,677,109	6,723,209
Employee benefits	1,926,138	1,891,034

Total personnel expense	9,603,247	8,614,243
Occupancy expenses, net	1,229,638	1,278,867
Equipment expenses	756,154	646,514
Advertising and marketing	1,093,460	790,818
Professional fees	913,671	726,632
Data processing fees	287,460	265,032
Stationery and printing	266,571	208,318
Communications	406,727	442,690
Other expenses	1,392,302	1,532,838

Total noninterest expenses	15,949,230	14,505,952

Income before income taxes	8,843,738	9,429,979
Provision for income taxes	3,636,804	3,696,194

Net income	$5,206,934	$5,733,785

Average number of common shares outstanding
Basic	18,220,065	17,870,743
Diluted	19,210,918	18,785,686
Earnings per average common share
Basic	$0.29	$0.32
Diluted	0.27	0.30
Dividends per common share	0.16	0.12

See Notes to Consolidated Financial Statements.
4

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited & Restated)

	Three Months Ended March 31,
	2004	2003

Net Income	$5,206,934	$5,733,785

Other comprehensive income,
net of tax:
Unrealized holding gains (losses) arising during the period	1,427,580	(519,808)

Reclassification adjustment for gains included in net income	(290,141)	(51,932)

Unrealized gains on supplemental pension	344,110	98,149

Other comprehensive income (loss)	1,481,549	(473,591)

Comprehensive income	$6,688,483	$5,260,194

See Notes to Consolidated Financial Statements.
5

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity (Unaudited & Restated)

	Three Months Ended March 31,
	2004	2003

Preferred Stock
Balance at January 1	$2,244,320	$2,322,060
Conversions of Series D shares	(2,244,320)	(9,510)

Balance at March 31	$—	$2,312,550

Common Stock
Balance at January 1	$19,275,964	$19,138,420
Conversions of preferred shares into common shares	428,304	1,450
Options exercised	83,701	11,207

Balance at March 31	$19,787,969	$19,151,077

Capital Surplus
Balance at January 1	$141,179,832	$138,872,374
Conversions of preferred shares into common shares	1,816,016	8,060
Common shares issued under stock incentive plan and related tax benefits	1,217,712	697,798

Balance at March 31	$144,213,560	$139,578,232

Retained Earnings
Balance at January 1	$16,166,517	$2,498,606
Net Income	5,206,934	5,733,785
Cash dividends paid - common shares	(2,918,800)	(2,231,362)
- preferred shares	—	(31,793)

Balance at March 31	$18,454,651	$5,969,236

Accumulated Other Comprehensive Income
Balance at January 1	$(1,131,803)	$662,930

Unrealized holding gains (losses) arising during the period:
Before tax	2,638,779	(960,829)
Tax effect	(1,211,199)	441,021

Net of tax	1,427,580	(519,808)

Reclassification adjustment for gains
included in net income:
Before tax	(536,304)	(95,992)
Tax effect	246,163	44,060

Net of tax	(290,141)	(51,932)

Unrealized gains on supplemental pension:
Before tax	636,063	181,421
Tax effect	(291,953)	(83,272)

Net of tax	344,110	98,149

Balance at March 31	$349,746	$189,339

Treasury Stock
Balance at January 1	$(33,577,847)	$(32,400,952)
Purchase of common shares	—	(117,798)
Issuance of shares under incentive compensation plan	—	(493,654)
Surrender of shares issued under
incentive compensation plan	(251,484)	—

Balance at March 31	$(33,829,331)	$(33,012,404)

Unearned Compensation
Balance at January 1	$(894,976)	$(1,873,926)
Amortization of unearned compensation	185,670	185,670

Balance at March 31	$(709,306)	$(1,688,256)

Total Shareholders’ Equity
Balance at January 1	$143,262,007	$129,219,512
Net changes during the period	5,005,282	3,280,262

Balance at March 31	$148,267,289	$132,499,774

See Notes to Consolidated Financial Statements.
6

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited & Restated)

	Three Months Ended March 31,
	2004	2003

Operating Activities
Net Income	$5,206,934	$5,733,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,426,500	1,791,300
Depreciation and amortization of premises and equipment	419,137	420,313
Securities gains	(536,304)	(95,992)
Income from bank owned life insurance	(233,695)	(260,830)
Deferred income tax provision (benefit)	142,388	(121,687)
Net change in loans held for sale	(7,870,437)	(2,206,850)
Amortization of unearned compensation	185,670	185,670
Amortization of premiums on securities	333,904	487,138
Accretion of discounts on securities	(97,977)	(393,779)
Increase in accrued interest receivable	(349,692)	(413,416)
(Decrease) Increase in accrued expenses and
other liabilities	(3,957,910)	845,595
Increase in other assets	(3,331,044)	(2,367,958)
Other, net	454,342	129,989

Net cash (used in) provided by operating activities	(7,208,184)	3,733,278

Investing Activities
Purchase of premises and equipment	(897,753)	(671,798)
(Increase) Decrease in interest-bearing deposits
with other banks	(819,213)	735,761
Decrease in Federal funds sold	—	5,000,000
Net decrease in loans held in portfolio	45,425,831	10,041,658
Increase in other real estate	(462,222)	(123,346)
Proceeds from prepayments, redemptions or maturities
of securities - held to maturity	29,621,561	46,132,302
Purchases of securities - held to maturity	(43,387,576)	(85,864,790)
Proceeds from sales of securities - available for sale	37,031,642	3,707,515
Proceeds from prepayments, redemptions or maturities of securities - available for sale	12,592,171	117,120,717
Purchases of securities - available for sale	(63,180,944)	(94,236,576)

Net cash provided by investing activities	15,923,497	1,841,443

Financing Activities
Decrease in noninterest-bearing deposits	(44,795,328)	(47,409,517)
Increase in interest-bearing deposits	56,351,896	41,276,312
Net proceeds from issuance of Corporation Obligated Decrease in Federal funds purchased	(10,000,000)	—
Net increase in securities sold under agreements
to repurchase	19,368,622	18,596,874
Decrease in commercial paper and other short-term borrowings	(45,852,381)	(17,738,302)
Purchase of treasury stock	—	(117,798)
Proceeds from exercise of stock options	939,697	183,510
Cash dividends paid on common and preferred stock	(2,918,800)	(2,263,155)

Net cash used in financing activities	(26,906,294)	(7,472,076)

Net decrease in cash and due from banks	(18,190,981)	(1,897,355)
Cash and due from banks - beginning of period	63,947,722	58,173,569

Cash and due from banks - end of period	$45,756,741	$56,276,214

Supplemental disclosures:
Interest paid	$4,479,390	$3,846,231
Income taxes paid	5,942,600	2,346,594

See Notes to Consolidated Financial Statements.
7

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

1.
The consolidated financial statements include the accounts of Sterling Bancorp (“the parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (“the bank”), after elimination of material intercompany transactions. The term “the Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2004 and 2003 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company effected a six-for-five stock split on December 8, 2004, a five-for-four stock split on September 10,2003 and paid stock dividends as follows: 20% on December 9, 2002; 10% on December 10, 2001; 10% on December 11, 2000; and 5% on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all reporting periods have been restated to reflect the effect of the stock splits and stock dividends.

2.
The consolidated financial statements for the three months ended March 31, 2004 and 2003 have been restated to correct the accounting for employee benefits expense so as to comply with Accounting Principles Board (“APB”) Opinion No. 12, as amended by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, and FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance, and, accordingly, these consolidated financial statements supersede the Company’s previously issued unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003. The adjustment to the accounting for employee benefits expense involved (a) the expensing of premiums paid for split-dollar life insurance policies on the lives of certain executive officers of the Company, (b) the expensing of the Company’s obligations to pay future premiums on split-dollar life insurance policies issued as part of a transaction in which an executive officer relinquishes his right to receive pension payments in exchange for the insurance policy, and (c) the crediting of increases in the cash surrender values of these various policies. These changes comprise the restatement adjustments for employee benefits expense set forth below. The Company also restated certain other less significant items. Accordingly, the restated consolidated financial statements for the three months ended March 31, 2004 and 2003 also correct the accounting for (i) other income and unrealized holding (losses) gains (and thus other comprehensive (loss) income) so as to comply with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (changes to other income relate to the recognition of earnings on assets held in a trust established by the Company and changes to unrealized holding (losses) gains relate to the inclusion of unrealized holding (losses) gains on assets held in the trust), (ii) occupancy expense so as to comply with SFAS No. 13, Accounting for Leases (changes required to properly straight-line rent incentives), (iii) income tax benefit arising from the exercise of nonqualified stock options and the vesting of restricted stock so as to comply with SFAS No. 109, Accounting for Income Taxes (changes relate to the amounts credited directly to capital surplus), and (iv) minimum pension liability adjustment (and thus other comprehensive (loss) income) so as to comply with SFAS No. 87, Employers’ Accounting for Pensions (changes relate to the timing of adjustments).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below shows the impact of these restatements on the bank and the parent company for other income, employee benefits expense, occupancy expense, net income and basic and diluted earnings per share and on other comprehensive income (loss):

Three Months Ended March 31,	2004	2003

Other Income:
Other income as previously reported	$129,145	$96,707
Restatement adjustment (bank)	—	16,505
Reclassification adjustment from interest income (bank)	54,454	—

Other income as restated	$183,599	$113,212

Employee benefits expense:
Employee benefits expense as previously reported	$674,666	$1,760,446

Restatement adjustment:
Impact on bank	1,260,730	112,106
Impact on parent company	(9,258)	18,482

Total	1,251,472	130,588

Employee benefits expense as restated	$1,926,138	$1,891,034

Occupancy expense, net:
Occupancy expense, net as previously reported	$1,225,730	$1,295,721
Restatement adjustment (bank)	3,908	(16,854)

Occupancy expense, net as restated	$1,229,638	$1,278,867

Net Income:
Net income as previously reported	$6,460,509	$5,846,423

Restatement adjustment:
Impact on bank	(1,262,833)	(94,156)
Impact on parent company	9,258	(18,482)

Total	(1,253,575)	(112,638)

Net income as restated	$5,206,934	$5,733,785

Basic earnings per share:
Net income attributable to common stock as previously reported [1]	$0.35	$0.32
Restatement adjustment	(0.06)	—

Net income attributable to common stock as restated	$0. 29	$0.32

Diluted earnings per share:
Net income attributable to common stock as previously reported [1]	$0.34	$0.31
Restatement adjustment	(0.07)	(0.01)

Net income attributable to common stock as restated	$0.27	$0.30

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31,	2004	2003

Other comprehensive (loss) income net of tax:
Other comprehensive income (loss) as previously reported	$773,041	$(571,740)

Restatement adjustment:
Minimum pension liability adjustment, net of tax effect of $309,165 (parent company)	364,398	—

Unrealized gains on supplemental pension, net of tax effect of $291,953 and $83,272, respectively (bank)	344,110	98,149

Total	708,508	98,149

Other comprehensive income (loss) as restated	$1,481,549	$(473,591)

[1] Restated to reflect the effect of the six-for-five stock split in the form of a stock dividend effected on December 8, 2004; see Note 1 above.

At December 31, 2003, other assets increased $1,079,000, accrued expenses and other liabilities increased $1,002,000, capital surplus decreased $1,214,000  (which includes a reduction of $3,031,000 for the effect of the six-for-five stock split), retained earnings decreased $1,585,000, and accumulated other comprehensive loss increased $155,000. At March 31, 2004, other assets increased $1,039,000, accrued expenses and other liabilities increased $1,146,000 , capital surplus decreased $852,000 (which includes a reduction of $3,031,000 for the effect of the six-for-five stock split), retained earnings decreased $2,839,000 and accumulated other comprehensive loss increased $553,000.

3.
At March 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 1 and Note 15 of the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation plans.

Three Months Ended March 31,	2004 [1]	2003 [1]

Net income available for common shareholders	$5,206,934	$5,701,992
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(59,488)	(149,824)

Pro forma, net income	$5,147,446	$5,552,168

Earnings per average common share:
Basic- as reported	$0.29	$0.32
Basic- pro forma	0.28	0.31
Diluted- as reported	0.27	0.30
Diluted- pro forma	0.27	0.30

[1] Restated; see Notes 1 and 2 above.
10

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

4.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31,

	2004	2003

Loans held for sale Real estate-mortgage	$48,426,817	$56,891,837

Loans held in portfolio Commercial and industrial	$509,376,472	$481,855,068
Lease financing	173,423,983	150,516,210
Real estate-mortgage	163,288,645	133,891,771
Real estate-construction	2,354,375	2,400,000
Installment	16,012,469	9,582,449
Loans to depository institutions	10,000,000	20,000,000

Loans, gross	874,455,944	798,245,498
Less unearned discounts	21,448,240	18,493,727

Loans, net of unearned discounts	$853,007,704	$779,751,771

5.
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2004 year-to-date average interest-earning assets were 54.5% loans (corporate lending was 73.0% and real estate lending was 24.0% of total loans, respectively) and 43.9% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 67% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The following tables provide certain information regarding the Company’s operating segments for the three-month periods ended March 31, 2004 and 2003:

	Corporate Lending		Real Estate Lending	Company-wide Treasury		Totals

Three Months Ended March 31, 2004
Net interest income	$8,343,016		$3,806,233	$6,400,231	[1]	$18,549,480	[1]
Noninterest income	2,925,051		3,703,428	849,373	[1]	7,477,852
Depreciation and amortization	60,781		99,771	—		160,552
Segment income before taxes	2,623,245	[1]	4,068,608	7,906,229		14,598,082	[1]
Segment assets	677,522,971		221,637,058	801,324,440	[1]	1,700,484,469	[1]

Three Months Ended March 31, 2003
Net interest income	$8,323,536		$3,752,090	$5,770,393		$17,846,019
Noninterest income	3,004,572		3,305,157	377,133		6,686,862
Depreciation and amortization	50,165		76,256	—		126,421
Segment income before taxes	3,751,708	[1]	3,321,350	6,536,128		13,609,186	[1]
Segment assets	631,517,965		196,423,973	708,775,654	[1]	1,536,717,592	[1]

[1] Restated; see Note 2 above.

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended March 31,

	2004		2003

Net interest income:
Total for reportable operating segments	$18,549,480	[2]	$17,846,019
Other [1]	445,879		410,410

Consolidated net interest income	$18,995,359	[2]	$18,256,429

Noninterest income:
Total for reportable operating segments	$7,477,852		$6,686,862
Other [1][2]	746,257		783,940

Consolidated noninterest income [2]	$8,224,109		$7,470,802

Income before taxes:[2]
Total for reportable operating segments	$14,598,082		$13,609,186
Other [1]	(5,754,344)		(4,179,207)

Consolidated income before income taxes	$8,843,738		$9,429,979

Assets:[2]
Total for reportable operating segments	$1,700,484,469		$1,536,717,592
Other [1]	35,920,393		27,520,896

Consolidated assets	$1,736,404,862		$1,564,238,488

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company

[2]	Restated; see Note 2 above.
12

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

6.	The following information is provided in connection with the sales of available for sale securities:

Three Months Ended March 31,	2004	2003

Proceeds	$37,031,642	$3,707,515

Gross Gains	536,304	95,992

Gross Losses	—	—

7.
On December 31, 2003, the Company adopted FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, which clarified certain provisions of a previously released interpretation. Under the provisions of FIN 46R, Sterling deconsolidated the issuer trust and accounts for its investment in the trust as an asset, its junior subordinated debentures as long-term debt and the interest paid on those debentures as interest expense. As a result of the adoption of FIN 46R, the Company’s prior period presentations have been restated to conform to the current presentation.

8.	In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

9.	The following tables set forth the disclosures required for net periodic benefit cost and net benefit cost:

Three Months Ended March 31,	2004	2003

COMPONENTS OF NET PERIODIC COST
Service Cost	$410,546	$271,815
Interest Cost	516,744	414,305
Expected return on plan assets	(452,029)	(342,613)
Amortization of prior service cost	19,331	19,331
Recognized actuarial loss	209,121	175,058

Net periodic benefit cost	703,713	537,896

Settlement gain	(1,331,190)	—

Net benefit cost	$(627,477)	$537,896

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

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (“the parent company”), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank (“the bank”). Throughout this discussion and analysis, the term “the Company” refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2004. As described in Note 2 to the consolidated financial statements, the financial statements have been restated. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all periods have been restated to reflect the effect of the six-for-five stock split effected on December 8, 2004 and all prior stock splits and stock dividends.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration, and investment management services. The Company has operations in New York, Virginia and North Carolina and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the metropolitan New York area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the three months ended March 31, 2004, the bank’s average earning assets represented approximately 97.5% of the Company’s average earning assets. Loans represented 53.4% and investment securities represented 45.1% of the bank’s average earning assets for the first quarter of 2004.

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations, and its asset-liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

Although management endeavors to minimize the credit risk inherent in the Company’s loan portfolio, it must necessarily make various assumptions and judgements about the collectibility of the loan portfolio based on its experience and evaluation of economic conditions. If such assumptions or judgements prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on Page 24. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 23.

Comparisons of the Three Months Ended March 31, 2004 and 2003

The Company reported net income for the three months ended March 31, 2004 of $5.2 million, representing $0.27 per share, calculated on a diluted basis, compared to $5.7 million, or $0.30 per share calculated on a diluted basis, for the first quarter of 2003. This decrease reflects increases in the provision for loan losses and noninterest expenses, which were partially offset by continued growth in both net interest income and noninterest income.

Net Interest Income

Net interest income on a tax equivalent basis, increased to $19.2 million for the first quarter of 2004 from $18.5 million for the 2003 period, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by a lower yield on earning assets and higher average interest-bearing deposit balances. The net interest margin, on a tax equivalent basis, was 4.90% for the first three months of 2004 compared to 5.47% for 2003. The decrease in the net interest margin was primarily the result of the impact of the lower interest rate environment in 2004, partially offset by the impact of an increase in average investment securities and loan outstandings.

Total interest income, on a tax-equivalent basis, aggregated $23.8 million for the first three months of 2004, up from $22.9 million for the 2003 period. The tax-equivalent yield on interest-earning assets was 6.09% for the first quarter of 2004 compared to 6.80% for the 2003 period.

Interest earned on the loan portfolio amounted to $15.1 million for the first three months of 2004, up $0.3 million from a year ago. Average loan balances amounted to $862.6 million an increase of $59.8 million from an average of $802.8 million in the prior year period. The increase in the average loans, (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 7.22% for the first quarter of 2004 from 7.73% for 2003 was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and lower interest rate environment in 2004.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $8.6 million for the first three months of 2004 from $8.1 million in the prior year period. Average outstandings increased to $695.1 million from $568.0 million in the prior year period. The average life of the securities portfolio was approximately 3.4 years at March 31, 2004 compared to 2.7 years at March 31, 2003, reflecting the impact of purchases made in the second, third and fourth quarters of 2003 and the first quarter of 2004. The decrease in yields on most of the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the 2004 period and of the principal prepayments primarily in the second, third and fourth quarters of 2003.

Total interest expense increased to $4.5 million for the first three months of 2004 from $4.4 million for the 2003 period, primarily due to higher average balances for interest-bearing deposits partially offset by lower rates paid for those balances and for borrowed funds.

Interest expense on deposits increased to $2.5 million for the first quarter of 2004 from $2.2 million for the 2003 period due to an increase in average balance partially offset by a decrease in the cost of those funds. Average interest- bearing deposit balances increased to $793.7 million for the first quarter of 2004 from $655.3 million in the 2003 period primarily the result of the Company’s branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.25% which was 11 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment in 2004.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first three months of 2004 increased to $2.4 million from $1.8 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $8.2 million for the first quarter of 2004 from $7.5 million in the 2003 period, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin loans, and gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees for deposit and various other services and from bank-owned life insurance programs.

Noninterest Expenses

Noninterest expenses increased $1.4 million for the first quarter of 2004 when compared to the 2003 period. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries, advertising, professional fees and equipment.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised of principally U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At March 31, 2004, the Company’s portfolio of securities totaled $712.8 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 3.4 years amounted to $630.1 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $7.8 million and $1.4 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. “Available for sale” securities included gross unrealized gains of $6.8 million and gross unrealized losses of $0.9 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

March 31, 2004	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

U.S. Treasury securities	$2,497,497	$3	$—	$2,497,500
Obligations of U.S. govern-
ment corporations and
agencies—mortgage-backed
securities	183,670,329	4,302,020	79,276	187,893,073
Obligations of U.S. govern-
ment corporations and
agencies—collateralized
mortgage obligations	60,240,209	56,029	821,600	59,474,638
Obligations of state and
political institutions	30,599,793	1,801,578	—	32,401,371
Trust preferred securities	3,221,206	557,526	—	3,778,732
Other debt securities	34,994,283	103,592	—	35,097,875
Federal Reserve Bank and
other equity securities	7,685,142	20,531	199	7,705,474

Total	$322,908,459	$6,841,279	$901,075	$328,848,663

The following table presents information regarding securities held to maturity:

March 31, 2004	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Obligations of U.S. govern-
ment corporations and
agencies — mortgage-backed
securities	$300,156,326	$7,739,964	$86,796	$307,809,494
Obligations of U.S. govern-
ment corporations and
agencies—collateralized
mortgage obligations	82,589,082	105,273	1,349,894	81,344,461
Debt securities issued by
Foreign governments	1,250,000	—	—	1,250,000

Total	$383,995,408	$7,845,237	$1,436,690	$390,403,955

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

The Company’s commercial and industrial loan portfolio represents approximately 57% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The Company’s real estate loan portfolio, which represents approximately 24% of all loans, is secured by mortgages on real property located principally in the states of New York and Virginia. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 17% of all loans. The collateral securing any loan may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31,

	2004		2003

	($ in thousands)
	Balances	% of Gross	Balances	% of Gross

Domestic
Commercial and industrial	$508,879	56.4%	$481,183	57.5%
Equipment lease financing	152,483	16.9	132,720	15.9
Real estate - mortgage	211,712	23.5	190,774	22.8
Real estate - construction	2,354	0.3	2,400	0.3
Installment - individuals	16,007	1.8	9,567	1.1
Loans to depository institutions	10,000	1.1	20,000	2.4

Loans, net of unearned discounts	$901,435	100.0%	$836,644	100.0%

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company’s portfolio of loans may be increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depend on current and expected economic conditions, the financial condition of borrowers, the realization of collateral, and the credit management process.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses includes, but is not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2004, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.73% and the allowance was $14.8 million. At such date, the Company’s nonaccrual loans amounted to $2.7 million; $1.4 million of such loans was judged to be impaired within the scope of SFAS No. 114. Nonaccrual and impaired loans at March 31, 2004 include one commercial loan in the amount of $0.6 million. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 2004. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first quarter of 2004. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1.0 million at March 31, 2004.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

             The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2004		2003

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$429,297	35.1%	$354,159	34.0%
NOW	133,189	10.9	114,971	11.0
Savings	34,216	2.8	26,959	2.6
Money market	199,206	16.3	173,851	16.7
Time deposits	424,389	34.7	368,035	35.4

Total domestic deposits	1,220,297	99.8	1,037,975	99.7
Foreign
Time deposits	3,000	0.2	3,000	0.3

Total deposits	$1,223,297	100.0%	$1,040,975	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 23.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 23. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from “well capitalized” to “critically under capitalized”, are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2004, the Company and the bank exceeded the requirements for “well capitalized” institutions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical development including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; changes particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s product and services; the impact of changes in the financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Three Months Ended March 31, (Unaudited & Restated) (dollars in thousands)

	2004				2003

	Average Balance	Interest		Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$3,429	$4	[2]	0.94%	$3,700	$8	0.94%
Securities available for sale	290,099	3,353		4.55	155,407	2,155	5.55
Securities held to maturity	374,141	4,706		5.09	379,948	5,331	5.61
Securities tax-exempt [3]	30,901	575		7.48	32,655	606	7.52
Federal funds sold	20,989	50		0.95	7,244	22	1.21
Loans, net of unearned discounts [4]	862,599	15,082		7.22	802,795	14,760	7.73

TOTAL INTEREST-EARNING ASSETS	1,582,158	23,770	[2]	6.09%	1,381,749	22,882	6.80%

Cash and due from banks	66,657				53,842
Allowance for loan losses	(15,322)				(14,244)
Goodwill	21,158				21,158
Other assets	67,859				63,527

TOTAL ASSETS	$1,722,510				$1,506,032

LIABILITIES AND SHAREHOLDERS’
EQUITY
Interest-bearing deposits
Domestic
Savings	$32,947	32		0.39%	$26,211	26	0.40%
NOW	134,021	154		0.46	114,727	137	0.48
Money market	209,946	370		0.71	151,143	175	0.47
Time	413,758	1,909		1.86	360,263	1,852	2.08
Foreign
Time	3,000	8		1.07	3,000	12	1.66

Total interest-bearing deposits	793,672	2,473		1.25	655,344	2,202	1.36

Borrowings
Securities sold under agreements to repurchase - customers	75,369	211		1.13	57,517	180	1.27
Securities sold under agreements to repurchase - dealers	36,550	105		1.15	36,307	119	1.34
Federal funds purchased	5,906	16		1.08	3,667	11	1.27
Commercial paper	23,419	63		1.08	24,005	70	1.19
Other short-term debt	24,746	112		1.82	31,357	190	2.45
Long-term debt	135,774	1,559		4.59	140,774	1,604	4.56

Total borrowings	301,764	2,066		2.74	293,627	2,174	2.97

TOTAL INTEREST-BEARING LIABILITIES	1,095,436	4,539		1.67%	948,971	4,376	1.87%

Noninterest-bearing deposits	402,110				345,519
Other liabilities	81,137				81,098

Total liabilities	1,578,683				1,375,588

Shareholders’ equity	143,827				130,444

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,722,510				$1,506,032

Net interest income/spread		19,231	[2]	4.42%		18,506	4.93%

Net yield on interest-earning assets (margin)				4.90%			5.47%

Less: Tax equivalent adjustment		236				249

Net interest income		$18,995	[2]			$18,257

[1]	The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to 2003 amounts to conform to the current presentation.

[2]	Restated; see Note 2 on page 8.

[3]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[4]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.
23

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited & Restated) (in thousands)
	Increase/(Decrease) Three Months Ended March 31, 2004 to March 31, 2003

	Volume		Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(4	) [3]	$—	$(4	) [3]

Securities available for sale	1,637		(439)	1,198
Securities held to maturity	(46)		(579)	(625)
Securities tax-exempt	(28)		(3)	(31)

Total investment securities	1,563		(1,021)	542

Federal funds sold	34		(6)	28

Loans, net of unearned discounts [4]	1,332		(1,010)	322

TOTAL INTEREST INCOME	$2,925	[3]	$(2,037)	$888	[3]

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$7		$(1)	$6
NOW	23		(6)	17
Money market	86		109	195
Time	272		(215)	57
Foreign
Time	—		(4)	(4)

Total interest-bearing deposits	388		(117)	271

Borrowings
Securities sold under agreements
to repurchase - customers	53		(22)	31
Securities sold under agreements
to repurchase - dealers	2		(16)	(14)
Federal funds purchased	7		(2)	5
Commercial paper	(1)		(6)	(7)
Other short-term debt	(34)		(44)	(78)
Long-term debt	(54)		9	(45)

Total borrowings	(27)		(81)	(108)

TOTAL INTEREST EXPENSE	$361		$(198)	$163

NET INTEREST INCOME	$2,564	[3]	$(1,839)	$725	[3]

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The effect of the extra day in 2004 has been included in the change in volume.

[3]	Restated; see Note 2 on page 8.

[4]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.
24

STERLING BANCORP AND SUBSIDIARIES Regulatory Capital and Ratios (Unaudited & Restated)

Ratios and Minimums (dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of March 31, 2004 [1]	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
The Company	$164,887	15.72%	$83,888	8.00%	$104,860	10.00%
The bank	125,713	12.54	80,203	8.00	100,254	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	151,759	14.47	41,944	4.00	62,916	6.00
The bank	113,155	11.29	40,101	4.00	60,152	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	151,759	8.92	68,054	4.00	85,068	5.00
The bank	113,155	6.83	66,229	4.00	82,786	5.00

As of December 31, 2003 [1]

Total Capital (to Risk Weighted Assets):
The Company	$161,837	14.88%	$86,986	8.00%	$108,732	10.00%
The bank	121,439	11.68	83,177	8.00	103,971	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	148,235	13.63	43,493	4.00	65,239	6.00
The bank	108,426	10.43	41,588	4.00	62,383	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	148,235	8.88	66,741	4.00	83,426	5.00
The bank	108,426	6.76	65,010	4.00	81,262	5.00

[1] Restated; see Note 2 on page 8.
25

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2004, presented on page 30, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

The income simulation models measure the Company’s net interest income volatility or sensitivity to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company’s adjustable rate assets whose yields are based on external indices and generally change in concert with market interest rates.

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2004, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.50% ($2.5 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 6.80% ($4.9 million) decline from an unchanged rate environment.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, pre-payments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customers’ preferences or competitor influences might change.

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

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company’s cash requirements throughout its history.

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

At March 31, 2004, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $24.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $43.8 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2004:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$135,774	$—	$25,774	$10,000	$100,000
Operating Leases	27,876	3,319	6,166	6,192	12,199

Total Contractual Cash Obligations	$163,650	$3,319	$31,940	$16,192	$112,199

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2004:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential loans	$56,513	$56,513	$—	$—	$—
Standby Letters of Credit	31,647	30,711	936	—	—
Other Commercial Commitments	29,722	20,942	6,444	2,336	—

Total Commercial Commitments	$117,882	$108,166	$7,380	$2,336	$—

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

Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Corporate Governance Guidelines, our Method for Interested Persons to Communicate with Non-Management Directors and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, or our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

STERLING BANCORP AND SUBSIDIARIES Interest Rate Sensitivity (Unaudited & Restated)

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive		Total

ASSETS
Interest-bearing deposits with other banks	$2,476	$—	$—	$—	$—		$2,476
Investment securities	1,500	2,872	81,979	618,787	7,706		712,844
Loans, net of unearned discounts Commercial and industrial	501,359	1,501	6,510	8	(498)		508,880
Loans to depository institutions	10,000	—	—	—	—		10,000
Lease financing	1,405	13,931	149,814	8,274	(20,942)		152,482
Real estate	119,661	8,425	68,427	17,556	(3)		214,066
Installment	14,784	45	1,119	64	(5)		16,007
Noninterest-earning assets and allowance for loan losses	—	—	—	—	119,650	[2]	119,650	[2]

Total Assets	651,185	26,774	307,849	644,689	105,908	[2]	1,736,405	[2]

LIABILITIES AND SHAREHOLDERS’ EQUITY Interest-bearing deposits
Savings [1]	—	—	34,217	—	—		34,217
NOW [1]	—	—	133,189	—	—		133,189
Money market [1]	161,190	—	38,016	—	—		199,206
Time - domestic	189,253	155,097	79,889	150	—		424,389
- foreign	1,355	1,645	—	—	—		3,000
Securities sold u/a/r - cust	35,392	—	—	—	—		35,392
Securities sold u/a/r - deal	77,795	—	—	—	—		77,795
Federal funds purchased	—	—	—	—	—		—
Commercial paper	24,402	—	—	—	—		24,402
Other short-term borrowings	10,416	5,000	—	—	—		15,416
Long-term borrowings - FHLB	—	—	10,000	100,000	25,774		135,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	653,625	[2]	653,625	[2]

Total Liabilities and Shareholders’ Equity	499,803	161,742	295,311	100,150	679,399	[2]	1,736,405	[2]

Net Interest Rate Sensitivity Gap	$151,382	$(134,968)	$12,538	$544,539	$(573,491)		$—

Cumulative Gap March 31, 2004	$151,382	$16,414	$28,952	$573,491	$—		$—

Cumulative Gap March 31, 2003	$129,736	$35,084	$24,421	$478,106	$—		$—

Cumulative Gap December 31, 2003	$230,662	$77,756	$46,397	$595,450	$—		$—

[1]
Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.

[2]	Restated; see Note 2 on page 8.
30

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, had concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. However, based on a subsequent evaluation as of December 31, 2004 and the identification of a material weakness in the Company’s internal control over financial reporting (relating to inadequate resources for controls over the accounting for Company-owned split-dollar life insurance policies on the lives of certain officers of the Company) described in Item 9A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a discussion of the reasons and matters on which this conclusion was based, see Item 9A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during our last fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K (a) The following exhibits are filed as part of this report:

3. (i) (A)	Amended and Restated Certificate of Incorporation filed with the State of New York Department of State, August 14, 1986 (Filed as Exhibit 3.3 to Registrant’s Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein).

(i) (B)	Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, June 13, 1988 (Filed as Exhibit 3.5 to Registrant’s Form 10-K for the fiscal year ended December 31, 1988 and incorporated by reference herein).

(i) (C)	Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, March 3, 1989 (Filed as Exhibit A to the Registrant’s Form 8-A dated March 6,1989 and incorporated by reference herein).

(i) (D)	Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, March 5, 1993 (Filed as Exhibit 4.1 to Registrant’s Form 8-K dated March 5, 1993 and incorporated by reference herein).

(i) (E)	Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, February 26, 2004 (Filed as Exhibit 3(i)(E) to Registrant’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).

(ii) (A)	By-Laws as in effect on March 15, 1993 (Filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).

(ii) (B)	Amendments to By-Laws adopted May 21, 1998 (Filed as Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein).

11.	Statement Re: Computation of Per Share Earnings.

31.	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).

32.	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.
32

(b) Reports on Form 8-K:

In a report on Form 8-K dated January 21, 2004 and filed on January 22, 2004, the Company reported under Item 5. “Other Events” and under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, the press release announcing a conference call on January 22, 2004 to discuss the results of operations for the quarter and fiscal year ended December 31, 2003.

In a report on Form 8-K dated January 22, 2004 and filed on January 23, 2004, the Company reported, under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, and under Item 12. “Results of Operations and Financial Condition”, the press release announcing the results of operations for the quarter and year ended December 31, 2003.

In a report on Form 8-K dated February 10, 2004 and filed on February 11, 2004, the Company reported, under Item 5. “Other Events” and under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, the press release announcing the grand opening of its Regional Banking Center in Long Island City, Queens.

In a report on Form 8-K dated February 19, 2004 and filed on February 20, 2004, the Company reported under Item 5.“Other Events” and under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, the press release announcing the declaration of a quarterly cash dividend of $0.19 payable March 31, 2004 to shareholders of record on March 15, 2004.

In a report on Form 8-K dated March 1, 2004 and filed on March 2, 2004 the Company reported under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits” and under Item 9. “Regulation FD Disclosure”, the press release announcing a presentation on March 3, 2004 by John C. Millman, President of Sterling Bancorp, as part of the Keefe, Bruyette & Woods, Inc. Eastern Regional Bank Symposium.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date	April 28, 2005	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date	April 28, 2005	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President, Treasurer
and Chief Financial Officer
34

STERLING BANCORP AND SUBSIDIARIES EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings	36

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)	37

32	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	39

