Form 10-Q/A
period 2004-06-30
STERLING BANCORP
filed 2005-04-28
CIK 93451

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Amendment No. 1 on FORM 10-Q/A (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________________________

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

STERLING BANCORP

Explanatory Note

This Amendment No. 1 on Form 10-Q/A includes restated unaudited consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 which supersede the Company’s previously issued unaudited consolidated financial statements for those interim periods. For information regarding the restatement, see Note 2 to our unaudited consolidated financial statements contained herein. This Amendment No. 1 also includes related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures.” Except as otherwise specifically noted, all information contained herein is as of June 30, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (except that certain exhibits that were previously filed with that Form 10-Q have been incorporated herein by reference to that Form 10-Q).

2

EXHIBIT INDEX

Exhibit	11	Statement Re: Computation of Per Share Earnings	43

Exhibit	31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)	44

Exhibit	32	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	46
3

STERLING BANCORP AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited & Restated)

	June 30, 2004	December 31, 2003

ASSETS
Cash and due from banks	$74,604,802	$63,947,722
Interest-bearing deposits with other banks	2,160,545	1,656,338

Securities available for sale	160,693,254	195,477,473
Securities available for sale - pledged	139,758,890	117,250,082
Securities held to maturity	234,151,954	203,480,172
Securities held to maturity - pledged	161,458,400	166,910,347

Total investment securities	696,062,498	683,118,074

Loans held for sale	44,457,783	40,556,380

Loans held in portfolio, net of unearned discounts	903,136,193	900,556,215
Less allowance for loan losses	15,027,815	14,458,951

Loans, net	888,108,378	886,097,264

Customers’ liability under acceptances	1,066,643	953,571
Excess cost over equity in net assets of the
banking subsidiary	21,158,440	21,158,440
Premises and equipment, net	10,284,889	9,226,183
Other real estate	1,033,022	829,856
Accrued interest receivable	5,256,349	5,069,423
Bank owned life insurance	22,348,999	21,872,266
Other assets	32,923,594	25,338,740

	$1,799,465,942	$1,759,824,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$444,343,195	$474,091,890
Interest-bearing deposits	811,443,452	737,648,930

Total deposits	1,255,786,647	1,211,740,820
Securities sold under agreements to repurchase - customers	80,681,067	42,490,862
Securities sold under agreements to repurchase - dealers	58,616,079	51,327,944
Federal funds purchased	—	10,000,000
Commercial paper	36,200,700	28,799,055
Other short-term borrowings	15,524,830	56,871,359
Acceptances outstanding	1,066,643	953,571
Accrued expenses and other liabilities	76,705,328	78,604,639
Long-term debt	135,774,000	135,774,000

Total liabilities	1,660,355,294	1,616,562,250

Shareholders’ equity
Preferred stock, $5 par value. Authorized
644,389 shares; Series D issued 0
and 224,432 shares,respectively	—	2,244,320
Common stock, $1 par value. Authorized 50,000,000 and 20,000,000 shares, respectively; issued 19,825,898 and 19,275,964 shares, respectively	19,825,898	19,275,964
Capital surplus	144,769,033	141,179,832
Retained earnings	22,147,199	16,166,517
Accumulated other comprehensive loss, net of tax	(4,810,737)	(1,131,803)

	181,931,393	177,734,830
Less
Common shares in treasury at cost, 1,618,903 and 1,306,587 shares, respectively	42,297,109	33,577,847
Unearned compensation	523,636	894,976

Total shareholders’ equity	139,110,648	143,262,007

	$1,799,465,942	$1,759,824,257

See Notes to Consolidated Financial Statements.
4

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Income (Unaudited & Restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

INTEREST INCOME
Loans	$15,412,372	$15,380,839	$30,494,367	$30,140,752
Investment securities
Available for sale	3,453,895	2,394,809	7,145,715	4,906,586
Held to maturity	4,677,056	5,297,940	9,383,464	10,628,939
Federal funds sold	5,794	17,926	56,136	39,902
Deposits with other banks	3,067	3,941	7,176	12,494

Total interest income	23,552,184	23,095,455	47,086,858	45,728,673

INTEREST EXPENSE
Deposits	2,373,990	2,309,285	4,847,135	4,510,920
Securities sold under agreements to repurchase	365,728	383,906	681,360	682,851
Federal funds purchased	47,553	24,293	63,443	35,765
Commercial paper	78,597	55,418	141,359	126,069
Other short-term borrowings	93,377	140,841	205,571	330,609
Long-term debt	1,559,683	1,604,814	3,119,375	3,209,132

Total interest expense	4,518,928	4,518,557	9,058,243	8,895,346

Net interest income	19,033,256	18,576,898	38,028,615	36,833,327
Provision for loan losses	2,470,500	2,172,500	4,897,000	3,963,800

Net interest income after provision for loan losses	16,562,756	16,404,398	33,131,615	32,869,527

NONINTEREST INCOME
Factoring income	1,767,472	1,410,679	3,194,341	2,763,181
Mortgage banking income	3,914,419	3,690,889	7,545,810	6,933,537
Service charges on deposit accounts	1,159,177	1,269,782	2,222,520	2,501,780
Trade finance income	518,000	588,631	1,010,807	1,161,644
Trust fees	166,038	165,051	347,735	330,448
Other service charges and fees	480,825	531,504	955,229	966,714
Bank owned life insurance income	243,039	277,150	476,734	537,980
Securities gains	148,500	100,366	684,804	196,358
Other income	149,136	109,630	332,735	222,842

Total noninterest income	8,546,606	8,143,682	16,770,715	15,614,484

NONINTEREST EXPENSES
Salaries	7,384,743	6,755,530	15,061,852	13,478,739
Employee benefits	2,329,505	1,873,449	4,255,643	3,764,483

Total personnel expense	9,714,248	8,628,979	19,317,495	17,243,222
Occupancy expenses, net	1,234,072	1,217,677	2,463,710	2,496,544
Equipment expenses	658,105	719,575	1,414,259	1,366,089
Advertising and marketing	924,463	859,565	2,017,923	1,650,383
Professional fees	1,073,961	899,357	1,987,632	1,625,989
Data processing fees	300,483	260,022	587,943	525,054
Stationery and printing	194,434	236,797	461,005	445,115
Communications	391,466	405,989	798,193	848,679
Other expenses	1,700,005	1,842,292	3,092,307	3,375,130

Total noninterest expenses	16,191,237	15,070,253	32,140,467	29,576,205

Income before income taxes	8,918,125	9,477,827	17,761,863	18,907,806
Provision for income taxes	2,353,524	3,659,880	5,990,328	7,356,074

Net income	$6,564,601	$5,817,947	$11,771,535	$11,551,732

Average number of common shares outstanding
Basic	18,364,046	17,881,625	18,266,196	17,877,658
Diluted	19,182,695	18,832,456	19,164,235	18,810,940
Earnings per average common share
Basic	$0.35	$0.32	$0.64	$0.64
Diluted	0.34	0.31	0.61	0.61
Dividends per common share	0.16	0.13	0.32	0.25

See Notes to Consolidated Financial Statements.
5

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited & Restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Income	$6,564,601	$5,817,947	$11,771,535	$11,551,732

Other comprehensive income,
net of tax:
Unrealized holding (losses) gains arising during the period	(4,981,422)	108,583	(3,553,842)	(411,225)

Reclassification adjustment for
gains included in net income	(80,338)	(54,298)	(370,479)	(106,230)

Unrealized (losses) gains on supplemental pension	(98,723)	65,189	245,387	163,338

Other comprehensive (loss) income	(5,160,483)	119,474	(3,678,934)	(354,117)

Comprehensive income	$1,404,118	$5,937,421	$8,092,601	$11,197,615

See Notes to Consolidated Financial Statements.
6

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity (Unaudited & Restated)

		Six Months Ended June 30,
		2004	2003

	Preferred Stock
	Balance at January 1	$2,244,320	$2,322,060
	Conversions of Series D shares	(2,244,320)	(38,370)

	Balance at June 30	$—	$2,283,690

Common Stock
	Balance at January 1	$19,275,964	$19,138,420
	Conversions of preferred shares into common shares	428,304	5,851
	Options exercised	121,630	73,579

	Balance at June 30	$19,825,898	$19,217,850

	Capital Surplus
	Balance at January 1	$141,179,832	$138,872,374
	Conversions of preferred shares into common shares	1,816,016	32,519
	Common shares issued under stock incentive plan and related tax benefits	1,773,185	1,671,729

	Balance at June 30	$144,769,033	$140,576,622

Retained Earnings
	Balance at January 1	$16,166,517	$2,498,606
	Net Income	11,771,535	11,551,732
Cash dividends paid	- common shares	(5,790,853)	(4,474,055)
	- preferred shares	—	(63,144)

	Balance at June 30	$22,147,199	$9,513,139

	Accumulated Other Comprehensive Income
	Balance at January 1	$(1,131,803)	$662,930

	Unrealized holding gains (losses)
	arising during the period:
	Before tax	(6,569,026)	(760,122)
	Tax effect	3,015,184	348,897

	Net of tax	(3,553,842)	(411,225)

	Reclassification adjustment for gain
	included in net income:
	Before tax	(684,804)	(196,358)
	Tax effect	314,325	90,128

	Net of tax	(370,479)	(106,230)

	Unrealized gains on supplemental pension:
	Before tax	453,580	301,920
	Tax effect	(208,193)	(138,582)

	Net of tax	245,387	163,338

	Balance at June 30	$(4,810,737)	$308,813

	Treasury Stock
	Balance at January 1	$(33,577,847)	$(32,400,952)
	Purchase of common shares	(8,310,004)	(256,007)
	Surrender of shares issued under incentive compensation plan	(409,258)	(820,779)

	Balance at June 30	$(42,297,109)	$(33,477,738)

	Unearned Compensation
	Balance at January 1	$(894,976)	$(1,873,926)
	Amortization of unearned compensation	371,340	371,340

	Balance at June 30	$(523,636)	$(1,502,586)

	Total Shareholders’ Equity
	Balance at January 1	$143,262,007	$129,219,512
	Net changes during the period	(4,151,359)	7,700,278

	Balance at June 30	$139,110,648	$136,919,790

See Notes to Consolidated Financial Statements.
7

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited & Restated)

	Six Months Ended June 30,
	2004	2003

Operating Activities
Net Income	$11,771,535	$11,551,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,897,000	3,963,800
Depreciation and amortization of premises and equipment	865,456	834,745
Securities gains	(684,804)	(196,358)
Income from bank owned life insurance	(476,734)	(537,980)
Deferred income tax benefit	(848,954)	(615,940)
Net change in loans held for sale	(3,901,403)	(15,126,145)
Amortization of unearned compensation	371,340	371,340
Amortization of premiums on securities	834,498	1,075,929
Accretion of discounts on securities	(238,570)	(715,271)
Increase in accrued interest receivable	(186,926)	(106,699)
Decrease in accrued expenses and other liabilities	(1,899,311)	(8,006,486)
Increase in other assets	(3,406,393)	(2,704,817)
Other, net	416,446	(85,559)

Net cash provided by (used in) operating activities	7,513,180	(10,297,709)

Investing Activities
Purchase of premises and equipment	(1,924,162)	(883,584)
(Increase) Decrease in interest-bearing deposits
with other banks	(504,207)	585,021
Decrease in Federal funds sold	—	5,000,000
Net increase in loans held in portfolio	(6,908,114)	(12,992,807)
Increase in other real estate	(203,166)	(141,812)
Proceeds from prepayments, redemptions or maturities
of securities - held to maturity	77,816,013	114,664,371
Purchases of securities - held to maturity	(103,447,707)	(134,863,881)
Proceeds from sales of securities - available for sale	47,105,146	5,846,762
Proceeds from prepayments, redemptions or maturities of securities - available for sale	49,902,606	228,127,812
Purchases of securities - available for sale	(91,485,434)	(209,722,161)

Net cash used in investing activities	(29,649,025)	(4,380,279)

Financing Activities
Decrease in noninterest-bearing deposits	(29,748,695)	(16,473,802)
Increase in interest-bearing deposits	73,794,522	34,360,843
Decrease in Federal funds purchased	(10,000,000)	—
Net increase in securities sold under agreements
to repurchase	45,478,340	17,796,802
Decrease in commercial paper and other short-term borrowings	(33,944,884)	(17,391,405)
Purchase of treasury stock	(8,310,004)	(256,007)
Proceeds from exercise of stock options	1,314,499	1,173,426
Cash dividends paid on common and preferred stock	(5,790,853)	(4,537,199)

Net cash provided by financing activities	32,792,925	14,672,658

Net increase (decrease) in cash and due from banks	10,657,080	(5,330)
Cash and due from banks - beginning of period	63,947,722	58,173,569

Cash and due from banks - end of period	$74,604,802	$58,168,239

Supplemental disclosures:
Interest paid	$8,945,095	$7,769,165
Income taxes paid	10,614,100	7,405,194

See Notes to Consolidated Financial Statements.
8

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

2.
The consolidated financial statements for the three and six months periods ended June 30, 2004 and 2003 have been restated to correct the accounting for employee benefits expense so as to comply with Accounting Principles Board (“APB”)Opinion No. 12, as amended by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, and FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance, and, accordingly, these consolidated financial statements supersede the Company’s previously issued unaudited consolidated financial statements for the three and six months ended June 30, 2004 and 2003. The adjustment to the accounting for employee benefits expense involved (a) the expensing of premiums paid for split-dollar life insurance policies on the lives of certain executive officers of the Company, (b) the expensing of the Company’s obligations to pay future premiums on split-dollar life insurance policies issued as part of a transaction in which an executive officer relinquishes his right to receive pension payments in exchange for the insurance policy, and (c) the crediting of increases in the cash surrender values of these various policies. These changes comprise the restatement adjustments for employee benefits expense set forth below. The Company also restated certain other less significant items. Accordingly, the restated consolidated financial statements for the three and six months ended June 30, 2004 and 2003 also correct the accounting for (i) other income and unrealized holding (losses) gains (and thus other comprehensive (loss) income) so as to comply with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (changes to other income relate to the recognition of earnings on assets held in a trust established by the Company and changes to unrealized holding (losses) gains relate to the inclusion of unrealized holding (losses) gains on assets held in the trust), (ii) occupancy expense so as to comply with SFAS No. 13, Accounting for Leases (changes required to properly straight-line rent incentives), (iii) income tax benefit arising from the exercise of non qualified stock options and the vesting of restricted stock so as to comply with SFAS No. 109, Accounting for Income Taxes (changes relate to the amounts credited directly to capital surplus), and (iv) minimum pension liability adjustment (and thus other comprehensive (loss) income) so as to comply with SFAS No. 87, Employers’ Accounting for Pensions (changes relate to the timing of adjustments).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below shows the impact of these restatements on the bank and the parent company for other income, employee benefits expense, occupancy expense, net income and basic and diluted earnings per share and on other comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Other Income:
Other income as previously reported	$327,830	$81,248	$511,429	$177,955
Restatement adjustment (bank)	(178,694)	28,382	(178,694)	44,887

Other income as restated	$149,136	$109,630	$332,735	$222,842

Employee benefits expense:
Employee benefits expense as previously reported	$2,350,786	$1,807,053	$3,025,452	$3,567,499

Restatement adjustment:
Impact on bank	(29,977)	59,123	1,230,753	171,229
Impact on parent company	8,696	7,273	(562)	25,755

Total	(21,281)	66,396	1,230,191	196,984

Employee benefits expense as restated	$2,329,505	$1,873,449	$4,255,643	$3,764,483

Occupancy expense, net:
Occupancy expense, net as previously reported	$1,085,164	$1,234,531	$2,310,894	$2,530,252
Restatement adjustment (bank)	148,908	(16,854)	152,816	(33,708)

Occupancy expense, net as restated	$1,234,072	$1,217,677	$2,463,710	$2,496,544

Net Income:
Net income as previously reported	$6,719,599	$5,860,002	$13,180,108	$11,706,425

Restatement adjustment:
Impact on bank	(146,302)	(34,782)	(1,409,135)	(128,938)
Impact on parent company	(8,696)	(7,273)	562	(25,755)

Total	(154,998)	(42,055)	(1,408,573)	(154,693)

Net income as restated	$6,564,601	$5,817,947	$11,771,535	$11,551,732

Basic earnings per share:
Net income attributable to common stock as
previously reported [1]	$0.37	$0.33	$0.72	$0.65
Restatement adjustment	(0.02)	(0.01)	(0.08)	(0.01)

Net income attributable to common stock
as restated	$0. 35	$0.32	$0.64	$0.64

Diluted earnings per share:
Net income attributable to common stock
as previously reported [1]	$0.35	$0.31	$0.69	$0.62
Restatement adjustment	(0.01)	—	(0.08)	(0.01)

Net income attributable to common stock
as restated	$0.34	$0.31	$0.61	$0.61

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Other comprehensive (loss) income net of tax:
Other comprehensive (loss) income as previously reported	$(5,061,760)	$54,285	$(4,288,719)	$(517,455)

Restatement adjustment:
Minimum pension liability adjustment, net of tax effect of $309,165 (parent company)	—	—	364,398	—
Unrealized (losses) gains on supplemental pension net of tax effect of $46,566, $(55,310) $(245,387) and $(138,582), respectively (bank)	(98,723)	65,189	245,387	163,338

Total	(98,723)	65,189	609,785	163,338

Other comprehensive (loss) income as restated	$(5,160,483)	$119,474	$(3,678,934)	$(354,117)

[1]	Restated to reflect the effect of the six-for-five stock split in the form of a stock dividend effected on December 8, 2004; see Note 1 above.

At December 31, 2003, other assets increased $1,079,000, accrued expenses and other liabilities increased $1,002,000, capital surplus decreased $1,214,000 (which includes a reduction of $3,031,000 for the effect of the six-for-five stock split), retained earnings decreased $1,585,000, and accumulated other comprehensive loss increased $155,000. At June 30, 2004, other assets increased $847,000, accrued expenses and other liabilities increased $988,000, capital surplus decreased $634,000 (which includes a reduction of $3,031,000 for the effect of the of six-for-five stock split), retained earnings decreased $2,994,000, and accumulated other comprehensive loss increased $455,000.

3.
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

Three Months Ended June 30,	2004 [1]	2003 [1]

Net income available for
common shareholders	$6,564,601	$5,786,596
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(55,938)	(59,902)

Pro forma, net income	$6,508,663	$5,726,694

Earnings per average common share:
Basic- as reported	$0.35	$0.32
Basic- pro forma	0.35	0.32
Diluted- as reported	0.34	0.31
Diluted- pro forma	0.34	0.30
11

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30,	2004 [1]	2003 [1]

Net income available for
common shareholders	$11,771,535	$11,488,588
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(115,426)	(209,726)

Pro forma, net income	$11,656,109	$11,278,862

Earnings per average common share:
Basic- as reported	$0.64	$0.64
Basic- pro forma	0.63	0.63
Diluted- as reported	0.61	0.61
Diluted- pro forma	0.61	0.60

[1] Restated; see Notes 1 and 2 above.

4.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30,

	2004	2003

Loans held for sale
Real estate-mortgage	$44,457,783	$69,811,132

Loans held in portfolio
Commercial and industrial	$560,670,257	$490,035,642
Lease financing	180,223,253	154,600,599
Real estate-mortgage	167,778,306	141,411,118
Real estate-construction	2,341,340	2,392,639
Installment	14,734,012	11,767,941
Loans to depository institutions	—	20,000,000

Loans, gross	925,747,168	820,207,939
Less unearned discounts	22,610,975	19,229,238

Loans, net of unearned discounts	$903,136,193	$800,978,701

5.
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2004 year-to-date average interest-earning assets were 55.0% loans (corporate lending was 72.9% and real estate lending was 24.2% of total loans, respectively) and 44.1% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 68% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following tables provide certain information regarding the Company’s operating segments for the three-and six-month periods ended June 30, 2004 and 2003:

	Corporate Lending		Real Estate Lending	Company-wide Treasury		Totals

Three Months Ended June 30, 2004
Net interest income	$8,692,580		$3,856,463	$6,049,927		$18,598,970
Noninterest income	3,249,504		3,973,944	360,348		7,583,796
Depreciation and amortization	80,383		99,944	—		180,327
Segment income before taxes	4,115,925	[1]	4,023,196	7,338,517		15,477,638	[1]
Segment assets	696,664,861		255,535,670	810,066,256	[1]	1,762,266,787	[1]

Three Months Ended June 30, 2003
Net interest income	$8,441,398		$4,175,562	$5,550,286		$18,167,246
Noninterest income	3,023,464		3,762,007	402,537		7,188,008
Depreciation and amortization	38,472		78,136	—		116,608
Segment income before taxes	4,928,012	[1]	3,995,067	6,413,440		15,336,519	[1]
Segment assets	641,338,480		217,811,425	693,585,948	[1]	1,552,735,853	[1]

Six Months Ended June 30, 2004
Net interest income	$17,035,596		$7,662,696	$12,450,158		$37,148,450
Noninterest income	6,174,555		7,677,372	1,209,721		15,061,648
Depreciation and amortization	141,164		199,715	—		340,879
Segment income before taxes	6,739,170	[1]	8,091,804	15,244,746		30,075,720	[1]
Segment assets	696,664,861		255,535,670	810,066,256	[1]	1,762,266,787	[1]

Six Months Ended June 30, 2003
Net interest income	$16,764,934		$7,927,652	$11,320,679		$36,013,265
Noninterest income	6,028,036		7,067,164	779,670		13,874,870
Depreciation and amortization	88,637		154,392	—		243,029
Segment income before taxes	8,679,720	[1]	7,316,417	12,949,568		28,945,705	[1]
Segment assets	641,338,480		217,811,425	693,585,948	[1]	1,552,735,853	[1]

[1] Restated; see Note 2 above
13

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net interest income:
Total for reportable operating segments	$18,598,970	$18,167,246	$37,148,450	$36,013,265
Other [1]	434,286	409,652	880,165	820,062

Consolidated net interest income	$19,033,256	$18,576,898	$38,028,615	$36,833,327

Noninterest income:
Total for reportable operating segments	$7,583,796	$7,188,008	$15,061,648	$13,874,870
Other [1] [2]	962,810	955,674	1,709,067	1,739,614

Consolidated noninterest income [2]	$8,546,606	$8,143,682	$16,770,715	$15,614,484

Income before taxes:[2]
Total for reportable operating segments	$15,477,638	$15,336,519	$30,075,720	$28,945,705
Other [1]	(6,559,513)	(5,858,692)	(12,313,857)	(10,037,899)

Consolidated income before income taxes	$8,918,125	$9,477,827	$17,761,863	$18,907,806

Assets:[2]
Total for reportable operating segments	$1,762,266,787	$1,552,735,853	$1,762,266,787	$1,552,735,853
Other [1]	37,199,155	29,230,235	37,199,155	29,230,235

Consolidated assets	$1,799,465,942	$1,581,966,088	$1,799,465,942	$1,581,966,088

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

[2]	Restated; see Note 2 above

6.
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

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

7.	The following information is provided in connection with the sales of available for sale securities:

Three Months Ended June 30,	2004	2003

Proceeds	$10,073,504	$3,281,747

Gross Gains	148,500	100,366

Gross Losses	—	—

Six Months Ended June 30,	2004	2003

Proceeds	$47,105,146	$5,846,762

Gross Gains	684,804	196,358

Gross Losses	—	—

8.	In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

9.	The following tables set forth the disclosures required for net periodic benefit cost and net benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

COMPONENTS OF NET PERIODIC COST
Service Cost	$392,495	$326,750	$803,041	$598,565
Interest Cost	497,743	510,598	1,014,487	924,903
Expected return on plan assets	(423,490)	(395,035)	(875,519)	(737,648)
Amortization of prior service cost	19,331	19,331	38,662	38,662
Recognized actuarial loss	217,970	228,198	427,091	403,256

Net periodic benefit cost	704,049	689,842	1,407,762	1,227,738

Settlement gain	—	—	(1,331,190)	—

Net benefit cost	$704,049	$689,842	$76,572	$1,227,738

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

For the three months ended June 30, 2004, the bank’s average earning assets represented approximately 97.5% of the Company’s average earning assets. Loans represented 54.3% and investment securities represented 45.3% of the bank’s average earning assets for the second quarter of 2004.

For the six  months ended June 30, 2004, the bank’s average earning assets represented approximately 97.5% of the Company’s average earning assets. Loans represented 53.9% and investment securities represented 45.2% of the bank’s average earning assets for the first six months of 2004.

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations, and its asset-liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

Although management endeavors to minimize the credit risk inherent in the Company’s loan portfolio, it must necessarily make various assumptions and judgments about the collectibility of the loan portfolio based on its experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 29 and 30. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 27 and 28.

Comparisons of the Three Months Ended June 30, 2004 and 2003

The Company reported net income for the three months ended June 30, 2004 of $6.6 million, representing $0.34 per share, calculated on a diluted basis, compared to $5.8 million, or $0.31 per share calculated on a diluted basis, for the second quarter of 2003.  This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

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

Interest earned on the loan portfolio amounted to $15.4 million for the second quarter of 2004, unchanged from a year ago. Average loan balances amounted to $901.2 million, an increase of $67.0 million from an average of $834.2 million in the prior year period. The increase in the average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the loan portfolio to 7.02% for the second quarter of 2004 from 7.64% for 2003 was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and the lower interest rate environment in 2004.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $8.3 million for the second quarter of 2004 from $7.9 million in the prior year period. Average outstandings increased to $717.2 million from $593.7 million in the prior year period. The average life of the securities portfolio was approximately 3.9 years at June 30, 2004 compared to 2.9 years at June 30, 2003, reflecting the impact of purchases made in the third and fourth quarters of 2003 and the first quarter of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the 2004 period and of the principal prepayments primarily in the third and fourth quarters of 2003.

Total interest expense was $4.5 million for the second quarter of 2004, unchanged from the 2003 period. An increase in average balances for interest-bearing deposits was partially offset by lower rates paid for those balances.

Interest expense on deposits increased to $2.4 million for the second quarter of 2004 from $2.3 million for the 2003 period due to an increase in average balance partially offset by a decrease in the cost of those funds. Average interest- bearing deposit balances increased to $798.3 million for the second quarter of 2004 from $676.2 million in the 2003 period primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.20%, 17 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2004.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the second quarter of 2004 increased to $2.5 million from $2.2 million for the prior year period. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $8.5 million for the second quarter of 2004 from $8.1 million in the 2003 period, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin mortgage loans, and from factoring activities. Partially offsetting these increases were lower revenues from fees for deposit and various other services and from bank-owned life insurance programs.

Noninterest Expenses

Noninterest expenses increased $1.2 million for the second quarter of 2004 when compared to the 2003 period. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and employee benefits and professional fees.

Provision for Income Taxes

The provision for income taxes decreased to $2.4 million for the second quarter of 2004 from $3.7 million in the 2003 period. The lower provision for taxes in the second quarter of 2004 was due to the resolution of certain state tax issues for tax years 1999-2001.

Comparisons of the Six Months Ended June 30, 2004 and 2003

The Company reported net income for the six months ended June 30, 2004 of $11.8 million, representing $0.61 per share, calculated on a diluted basis, compared to $11.6 million, or $0.61 per share calculated on a diluted basis, for the first six months of 2003. This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

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

Interest earned on the loan portfolio amounted to $30.5 million for the first six months of 2004, up $0.4 million from a year ago. Average loan balances amounted to $881.9 million, an increase of $63.3 million from an average of $818.6 million in the prior year period. The increase in the average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the loan portfolio to 7.22% for the first six months of 2004 from 7.77% for 2003 was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and the lower interest rate environment in 2004.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $16.9 million for the first six months of 2004 from $16.0 million in the prior year period. Average outstandings increased to $706.2 million from $580.9 million in the prior year period. The average life of the securities portfolio was approximately 3.9 years at June 30, 2004 compared to 2.9 years at June 30, 2003, reflecting the impact of purchases made in the third and fourth quarters of 2003 and the first quarter of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the 2004 period and of the principal prepayments primarily in the third and fourth quarters of 2003.

Total interest expense increased to $9.1 million for the first six months of 2004 from $8.9 million for the 2003 period, primarily due to higher average balances for interest-bearing deposits partially offset by lower rates paid for those balances and for borrowed funds.

Interest expense on deposits increased to $4.8 million for the first six months of 2004 from $4.5 million for the 2003 period due to an increase in average balance partially offset by a decrease in the cost of those funds. Average interest-bearing deposit balances increased to $796.2 million for the first six months of 2004 from $665.8 million in the 2003 period primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.22% which was 15 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2004.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first six months of 2004 increased to $4.9 million from $4.0 million for the prior year period. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $16.8 million for the first six months of 2004 from $15.6 million in the 2003 period, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin mortgage loans, and from factoring activities, and gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees for deposit and various other services and from bank-owned life insurance programs.

Noninterest Expenses

Noninterest expenses increased $2.6 million for the first six months of 2004 when compared to the 2003 period. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and employee benefits, advertising and marketing, and professional fees.

Provision for Income Taxes

The provision for income taxes decreased to $6.0 million for the first six months of 2004 from $ 7.4 million in the 2003 period. The lower provision for taxes in the 2004 period was due to the resolution, during the second quarter of 2004, of certain state tax issues for tax years 1999-2001.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised of principally U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At June 30, 2004, the Company’s portfolio of securities totaled $696.1 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 3.9 years amounted to $625.1 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $3.6 million and $7.4 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. “Available for sale” securities included gross unrealized gains of $2.5 million and gross unrealized losses of $5.9 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

June 30, 2004	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

U.S. Treasury securities	$2,499,735	$—	$(204)	$2,499,531
Obligations of U.S. govern-
ment corporations and
agencies–mortgage-backed
securities	177,858,734	919,515	(2,515,914)	176,262,335
Obligations of U.S. govern-
ment corporations and
agencies–collateralized
mortgage obligations	57,570,726	—	(3,071,481)	54,499,245
Obligations of state and
political institutions	29,289,067	1,255,317	—	30,544,384
Trust preferred securities	3,220,969	318,090	—	3,539,059
Other debt securities	24,993,872	—	(340,747)	24,653,125
Federal Reserve Bank and
other equity securities	8,435,142	19,323	—	8,454,465

Total	$303,868,245	$2,512,245	$(5,928,346)	$300,452,144

The following table presents information regarding securities held to maturity:

June 30, 2004	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Obligations of U.S. govern-
ment corporations and
agencies – mortgage-backed
securities	$314,724,447	$3,518,689	$(3,603,150)	$314,639,986
Obligations of U.S. govern-
ment corporations and
agencies–collateralized
mortgage obligations	79,635,907	51,712	(3,821,720)	75,865,899
Debt securities issued by
Foreign governments	1,250,000	—	—	1,250,000

Total	$395,610,354	$3,570,401	$(7,424,870)	$391,755,885

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

The Company’s commercial and industrial loan portfolio represents approximately 59% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The Company’s real estate loan portfolio, which represents approximately 22% of all loans, is secured by mortgages on real property located principally in the states of New York and Virginia. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 17% of all loans. The collateral securing any loan may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30,

	2004		2003

	($ in thousands)
		% of		% of
	Balances	Gross	Balances	Gross

Domestic
Commercial and industrial	$560,257	59.1%	$489,525	56.2%
Equipment lease financing	158,033	16.7	135,903	15.6
Real estate - mortgage	212,234	22.4	211,215	24.2
Real estate - construction	2,341	0.2	2,393	0.3
Installment - individuals	14,729	1.6	11,754	1.4
Loans to depository institutions	—	—	20,000	2.3

Loans, net of unearned discounts	$947,594	100.0%	$870,790	100.0%

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

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses includes, but is not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 2004, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.66% and the allowance was $15.0 million. At such date, the Company’s nonaccrual loans amounted to $2.8 million; $848 thousand of such loans was judged to be impaired within the scope of SFAS No. 114. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 2004. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first six months of 2004. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1.1 million at June 30, 2004.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

             The following table provides certain information with respect to the Company’s deposits:

	June 30,

	2004			2003

	($ in thousands)
		% of			% of
	Balances	Total		Balances	Total

Domestic
Demand	$444, 343	35.4	.%	$385,144	36.2%
NOW	134,964	10.7		120,323	11.3
Savings	31,672	2.5		27,880	2.6
Money market	204,868	16.3		164,514	15.4
Time deposits	436,939	34.8		364,183	34.2

Total domestic deposits	1,252,786	99.7		1,062,044	99.7
Foreign
Time deposits	3,000	0 .3		3,000	0.3

Total deposits	$1,255,786	100.0%		$1,065,044	100 .0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 27 and 28.

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity or regulatory capital.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 28. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from “well capitalized” to “critically under capitalized”, are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2004, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Three Months Ended June 30, (Unaudited) (dollars in thousands)

	2004			2003

ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits
with other banks	$2,952	$3	0.58%	$3,087	$4	0.73%
Securities available for sale	291,038	3,126	4.30	159,581	2,039	5.11
Securities held to maturity	395,637	4,676	4.73	401,479	5,298	5.28
Securities tax-exempt [2]	30,494	516	6.81	32,622	605	7.44
Federal funds sold	2,418	7	0.95	5,879	18	1.21
Loans, net of unearned discounts [3]	901,156	15,412	7.02	834,160	15,381	7.64

TOTAL INTEREST-EARNING ASSETS	1,623,695	23,740	5.91%	1,436,808	23,345	6.62%

Cash and due from banks	58,365			57,931
Allowance for loan losses	(15,597)			(14,481)
Goodwill	21,158			21,158
Other assets	72,470			64,186

TOTAL ASSETS	$1,760,091			$1,565,602

LIABILITIES AND SHAREHOLDERS’
EQUITY
Interest-bearing deposits
Domestic
Savings	$32,636	33	0.41%	$27,407	23	0.34%
NOW	135,345	147	0.44	116,406	160	0.55
Money market	203,133	191	0.38	161,943	200	0.50
Time	424,602	1,995	1.89	367,452	1,916	2.09
Foreign
Time	3,000	8	1.10	3,000	10	1.29

Total interest-bearing deposits	798,716	2,374	1.20	676,208	2,309	1.37

Borrowings
Securities sold under agreements
to repurchase - customers	78,753	219	1.12	71,449	224	1.26
Securities sold under agreements
to repurchase - dealers	50,730	146	1.16	49,032	160	1.31
Federal funds purchased	17,399	47	1.10	7,528	25	1.29
Commercial paper	28,323	78	1.12	19,981	56	1.11
Other short-term debt	18,886	94	1.99	30,410	141	1.97
Long-term debt	135,774	1,561	4.59	140,774	1,605	4.56

Total borrowings	329,865	2,145	2.60	319,174	2,211	2.78

TOTAL INTEREST-BEARING LIABILITIES	1,128,581	4,519	1.61%	995,382	4,520	1.83%

Noninterest-bearing deposits	408,520			358,902
Other liabilities	81,029			77,964

Total liabilities	1,618,130			1,432,248

Shareholders’ equity	141,961			133,354

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$1,760,091			$1,565,602

Net interest income/spread		19,221	4.30%		18,825	4.79%

Net yield on interest-earning
assets (margin)			4.75%			5.31%

Less: Tax equivalent adjustment		188			249

Net interest income		$19,033			$18,576

[1]
The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.
27

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Six Months Ended June 30, (Unaudited) (dollars in thousands)

	2004			2003

ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$3,150	$7	0.82%	$3,391	$12	0.84%
Securities available for sale	290,568	6,479	4.42	157,505	4,194	5.33
Securities held to maturity	384,888	9,384	4.88	390,773	10,629	5.44
Securities tax-exempt [2]	30,697	1,091	7.15	32,638	1,211	7.48
Federal funds sold	11,703	56	0.95	6,558	40	1.21
Loans, net of unearned discounts [3]	881,878	30,494	7.22	818,564	30,141	7.77

TOTAL INTEREST-EARNING ASSETS	1,602,884	47,511	6.04%	1,409,429	46,227	6.76%

Cash and due from banks	62,511			55,899
Allowance for loan losses	(15,460)			(14,363)
Goodwill	21,158			21,158
Other assets	70,207			63,849

TOTAL ASSETS	$1,741,300			$1,535,972

LIABILITIES AND SHAREHOLDERS’
EQUITY
Interest-bearing deposits
Domestic
Savings	$32,791	65	0.40%	$26,812	49	0.37%
NOW	134,683	301	0.45	115,571	297	0.52
Money market	206,540	561	0.55	156,573	375	0.48
Time	419,143	3,904	1.87	363,879	3,768	2.09
Foreign
Time	3,000	16	1.08	3,000	22	1.48

Total interest-bearing deposits	796,157	4,847	1.22	665,835	4,511	1.37

Borrowings
Securities sold under agreements
to repurchase - customers	77,061	430	1.12	64,522	404	1.26
Securities sold under agreements
to repurchase - dealers	43,677	251	1.16	42,704	279	1.32
Federal funds purchased	11,653	63	1.08	5,608	36	1.27
Commercial paper	25,871	141	1.10	21,982	126	1.16
Other short-term debt	21,816	206	1.89	30,881	331	2.21
Long-term debt	135,774	3,120	4.59	140,774	3,209	4.56

Total borrowings	315,852	4,211	2.67	306,471	4,385	2.87

TOTAL INTEREST-BEARING LIABILITIES	1,112,009	9,058	1.64%	972,306	8,896	1.84%

Noninterest-bearing deposits	405,315			352,237
Other liabilities	81,082			79,522

Total liabilities	1,598,406			1,404,065

Shareholders’ equity	142,894			131,907

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,741,300			$1,535,972

Net interest income/spread		38,453	4.40%		37,331	4.92%

Net yield on interest-earning assets (margin)			4.87%			5.43%

Less: Tax equivalent adjustment		424			498

Net interest income		$38,029			$36,833

[1]
The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.
28

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited) (in thousands)

	Increase/(Decrease) Three Months Ended June 30, 2004 to June 30, 2003

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$—	$(1)	$(1)

Securities available for sale	1,452	(365)	1,087
Securities held to maturity	(76)	(546)	(622)
Securities tax-exempt	(39)	(50)	(89)

Total investment securities	1,337	(961)	376

Federal funds sold	(8)	(3)	(11)

Loans, net of unearned discounts [3]	1,298	(1,267)	31

TOTAL INTEREST INCOME	$2,627	$(2,232)	$395

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$4	$6	$10
NOW	23	(36)	(13)
Money market	45	(54)	(9)
Time	276	(197)	79
Foreign
Time	—	(2)	(2)

Total interest-bearing deposits	348	(283)	65

Borrowings
Securities sold under agreements to repurchase - customers	22	(27)	(5)
Securities sold under agreements
to repurchase - dealers	6	(20)	(14)
Federal funds purchased	27	(5)	22
Commercial paper	22	—	22
Other short-term debt	(49)	2	(47)
Long-term debt	(55)	11	(44)

Total borrowings	(27)	(39)	(66)

TOTAL INTEREST EXPENSE	$321	$(322)	$(1)

NET INTEREST INCOME	$2,306	$(1,910)	$396

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The effect of the extra day in 2004 has been included in the change in volume.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.
29

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited) (in thousands)

	Increase/(Decrease) Six Months Ended June 30, 2004 to June 30, 2003

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(5)	$—	$(5)

Securities available for sale	3,094	(809)	2,285
Securities held to maturity	(110)	(1,135)	(1,245)
Securities tax-exempt	(68)	(52)	(120)

Total investment securities	2,916	(1,996)	920

Federal funds sold	26	(10)	16

Loans, net of unearned discounts [3]	2,608	(2,255)	353

TOTAL INTEREST INCOME	$5,545	$(4,261)	$1,284

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$12	$4	$16
NOW	47	(43)	4
Money market	128	58	186
Time	560	(424)	136
Foreign
Time	—	(6)	(6)

Total interest-bearing deposits	747	(411)	336

Borrowings
Securities sold under agreements to repurchase - customers	75	(49)	26
Securities sold under agreements
to repurchase - dealers	8	(36)	(28)
Federal funds purchased	33	(6)	27
Commercial paper	22	(7)	15
Other short-term debt	(83)	(42)	(125)
Long-term debt	(108)	19	(89)

Total borrowings	(53)	(121)	(174)

TOTAL INTEREST EXPENSE	$694	$(532)	$162

NET INTEREST INCOME	$4,851	$(3,729)	$1,122

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The effect of the extra day in 2004 has been included in the change in volume.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent collected.
30

STERLING BANCORP AND SUBSIDIARIES Regulatory Capital and Ratios (Unaudited & Restated)

Ratios and Minimums (dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of June 30, 2004 [1]	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital(to Risk Weighted Assets):
The Company	$161,557	14.66%	$88,183	8.00%	$110,229	10.00%
The bank	123,909	11.86	83,578	8.00	104,472	10.00

Tier 1 Capital(to Risk Weighted Assets):
The Company	147,763	13.41	44,091	4.00	66,137	6.00
The bank	110,829	10.61	41,789	4.00	62,683	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	147,763	8.50	69,557	4.00	86,947	5.00
The bank	110,829	6.57	67,520	4.00	84,400	5.00

As of December 31, 2003 [1]

Total Capital(to Risk Weighted Assets):
The Company	$161,837	14.88%	$86,986	8.00%	$108,732	10.00%
The bank	121,439	11.68	83,177	8.00	103,971	10.00

Tier 1 Capital(to Risk Weighted Assets):
The Company	148,235	13.63	43,493	4.00	65,239	6.00
The bank	108,426	10.43	41,588	4.00	62,383	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	148,235	8.88	66,741	4.00	83,426	5.00
The bank	108,426	6.76	65,010	4.00	81,262	5.00

[1]	Restated; see Note 2 on page 9.
31

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2004, presented on page 28, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

At June 30, 2004, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $36.2 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $39.6 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2004:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$110,000	$—	$—	$10,000	$100,000
Operating Leases	26,906	3,306	6,115	6,142	11,343

Total Contractual Cash Obligations	$136,906	$3,306	$6,115	$16,142	$111,343

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2004 :

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential loans	$68,884	$68,884	$—	$—	$—
Standby Letters of Credit	31,258	28,903	2,355	—	—
Other Commercial Commitments	53,343	34,400	18,883		60

Total Commercial Commitments	$153,485	$132,187	$21,238	$—	$60

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$2,161	$—	$—	$—	$—	$2,161
Investment securities	2,700	5,559	57,810	621,539	8,454	696,062
Loans, net of unearned discounts
Commercial and industrial	552,036	1,142	7,385	108	(414)	560,257
Loans to depository institutions	—	—	—	—	—	—
Lease financing	1,681	15,898	153,179	9,466	(22,191)	158,033
Real estate	92,148	12,147	76,135	34,147	(2)	214,575
Installment	13,292	59	1,353	29	(4)	14,729
Noninterest-earning assets and allowance for loan losses [2]	—	—	—	—	153,649	153,649

Total Assets	664,018	34,805	295,862	665,289	139,492	1,799,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	31,672	—	—	31,672
NOW [1]	—	—	134,964	—	—	134,964
Money market [1]	167,181	—	37,687	—	—	204,868
Time - domestic	186,217	163,756	85,950	1,016	—	436,939
- foreign	1,645	1,355	—	—	—	3,000
Securities sold u/a/r - cust	79,535	1,146	—	—	—	80,681
Securities sold u/a/r - deal	58,616	—	—	—	—	58,616
Federal funds purchased	—	—	—	—	—	—
Commercial paper	36,201	—	—	—	—	36,201
Other short-term borrowings	10,525	5,000	—	—	—	15,525
Long-term borrowings - FHLB	—	—	10,000	100,000	25,774	135,774
Noninterest-bearing liabilities and shareholders’ equity [2]	—	—	—	—	661,226	661,226

Total Liabilities and Shareholders’ Equity	539,920	171,257	300,273	101,016	687,000	1,799,466

Net Interest Rate Sensitivity Gap	$124,098	$(136,452)	$(4,411)	$564,273	$(547,508)	$—

Cumulative Gap June 30, 2004	$124,098	$(12,354)	$(16,765)	$547,508	$—	$—

Cumulative Gap June 30, 2003	$185,460	$106,959	$61,010	$504,625	$—	$—

Cumulative Gap December 31, 2003	$230,662	$77,756	$46,397	$595,450	$—	$—

[1]	Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.

[2]	Restated; see Note 2 on page 9.
36

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

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on April 15, 2004.

(b) The following matters were submitted to a vote of the Shareholders of the Company:

(1) Election of Directors

Nominee	Total Votes For	Total Votes Withheld

Robert Abrams	13,796,404	446,725
Joseph M. Adamko	13,695,145	547,984
Louis J. Cappelli	13,786,357	456,772
Walter Feldesman	11,241,528	3,001,601
Fernando Ferrer	13,789,952	453,177
Allan F. Hershfield	13,795,817	447,312
Henry J. Humphreys	13,747,524	495,605
John C. Millman	13,797,592	445,537
Eugene T. Rossides	13,640,863	602,266

There were no abstentions or broker nonvotes.

(2)	Amendment of the Certificate of Incorporation of Sterling Bancorp to (a) increase the number of authorized common shares of Sterling Bancorp to 50,000,000 shares from 20,000,000 shares and (b) delete Section Three of Article Fifth of the Certificate of Incorporation.

Total Votes For	12,096,249
Total Votes Against	2,119,790
Total Absentions	27,090

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

(i) (C)
Certificate of Amendment of the Certificate of Incorporation filed with the State of New York Department of State, March 3, 1989 (Filed as Exhibit A to the Registrant’s Form 8-A dated March 6, 1989 and incorporated by reference herein).

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

(i) (F)
The Certificate of Amendment of the Certificate of Incorporation of Sterling Bancorp filed with the State of New York Department of State, June 1, 2004. (Filed as Exhibit 3(i)(F) to the Registrant’s original Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

(ii) (A)	The By-Laws, as in effect on August 5, 2004. (Filed as Exhibit 3(ii)(A) to the Registrant’s original Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.(i)
Form of Change in Control Severance Agreement dated June  8, 2004 entered into Between the Registrant and one Executive. (Filed as Exhibit 10(i) to the Registrant’s original Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

11.	Statement Re: Computation of Per Share Earnings.

31.	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).

32.	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

(b) Reports on Form 8-K:

In a report on Form 8-K dated April 12,2004 and filed on April 13, 2004, the Company reported under Items 9 and 12 “Results of Operations and Financial Condition and Regulation FD Disclosure”, the press release announcing a conference call on April 16, 2004 to discuss the results of operations for the quarter ended March 31, 2004.

In a report on Form 8-K dated April 15, 2004 and filed on April 16, 2004, the Company reported, under Items 9 and 12 “Results of Operations and Financial Condition and Regulation FD Disclosure”, the press release announcing the results of operations for the quarter ended March 31, 2004.

In a report on Form 8-K dated June 8, 2004 and filed on June 9, 2004, the Company reported, under Item 5. “Other Events”, the press release announcing the appointment of Anthony E. Burke to the Board of Directors of both Sterling Bancorp and Sterling National Bank.

In a report on Form 8-K dated May 20, 2004 and filed on May 21, 2004, the Company reported under Item 5.“Other Events” and under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, the press release announcing the declaration of a quarterly cash dividend of $0.19 payable June 30, 2004 to shareholders of record on June 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(Registrant)

Date	April 28, 2005	/s/	Louis J. Cappelli
	———————————		————————————————
Louis J. Cappelli Chairman and Chief Executive Officer

Date	April 28, 2005	/s/	John W. Tietjen
	———————————		————————————————
John W. Tietjen Executive Vice President, Treasurer and Chief Financial Officer
41

STERLING BANCORP AND SUBSIDIARIES EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	43

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).	44

32	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	46
42