Form 10-Q/A
period 2004-09-30
STERLING BANCORP
filed 2005-04-28
CIK 93451

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

STERLING BANCORP

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A includes restated unaudited consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 which supersede the Company’s previously issued unaudited consolidated financial statements for those interim periods. For information regarding the restatement, see Note 2 to our unaudited consolidated financial statements contained herein. This Amendment No. 1 also includes related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures.” Except as otherwise specifically noted, all information contained herein is as of September 30, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (except that certain exhibits that were previously filed with that Form 10-Q have been incorporated herein by reference to that Form 10-Q).

2

EXHIBIT INDEX

Exhibit	11	Statement Re: Computation of Per Share Earnings.	42

Exhibit	31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).	43

Exhibit	32	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	45
3

STERLING BANCORP AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited & Restated)

ASSETS	September 30, 2004	December 31, 2003

Cash and due from banks	$53,264,489	$63,947,722
Interest-bearing deposits with other banks	2,669,514	1,656,338

Securities available for sale	160,946,796	195,477,473
Securities available for sale - pledged	121,490,565	117,250,082
Securities held to maturity	258,309,947	203,480,172
Securities held to maturity - pledged	129,372,694	166,910,347

Total investment securities	670,120,002	683,118,074

Loans held for sale	38,810,366	40,556,380

Loans held in portfolio, net of unearned discounts	968,073,110	900,556,215
Less allowance for loan losses	15,602,478	14,458,951

Loans, net	952,470,632	886,097,264

Customers’ liability under acceptances	902,538	953,571
Excess cost over equity in net assets of the banking subsidiary	21,158,440	21,158,440
Premises and equipment, net	9,987,174	9,226,183
Other real estate	1,019,095	829,856
Accrued interest receivable	5,140,340	5,069,423
Bank owned life insurance	22,302,781	21,872,266
Other assets	32,462,795	25,338,740

	$1,810,308,166	$1,759,824,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$424,534,758	$474,091,890
Interest-bearing deposits	874,834,879	737,648,930

Total deposits	1,299,369,637	1,211,740,820
Securities sold under agreements to repurchase - customers	103,595,822	42,490,862
Securities sold under agreements to repurchase - dealers	—	51,327,944
Federal funds purchased	—	10,000,000
Commercial paper	34,953,800	28,799,055
Other short-term borrowings	1,107,981	56,871,359
Acceptances outstanding	902,538	953,571
Accrued expenses and other liabilities	89,539,468	78,604,639
Long-term debt	135,774,000	135,774,000

Total liabilities	1,665,243,246	1,616,562,250

Shareholders’ equity
Preferred stock, $5 par value. Authorized 644,389 shares; Series D issued 0 and 224,432 shares,respectively	—	2,244,320
Common stock, $1 par value. Authorized 50,000,000 and 20,000,000 shares, respectively; issued 19,827,398 and 19,275,964 shares, respectively	19,827,398	19,275,964
Capital surplus	144,725,821	141,179,832
Retained earnings	25,829,798	16,166,517
Accumulated other comprehensive loss, net of tax	(2,648,293)	(1,131,803)

	187,734,724	177,734,830

Less
Common shares in treasury at cost, 1,618,903 and 1,306,587 shares, respectively	42,297,109	33,577,847
Unearned compensation	372,695	894,976

Total shareholders’ equity	145,064,920	143,262,007

	$1,810,308,166	$1,759,824,257

See Notes to Consolidated Financial Statements.
4

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Income (Unaudited & Restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

INTEREST INCOME
Loans	$16,897,670	$15,877,296	$47,392,037	$46,018,048
Investment securities
Available for sale	3,211,403	2,260,320	10,357,118	7,166,906
Held to maturity	4,624,665	4,201,130	14,008,129	14,830,069
Federal funds sold	72,779	5,282	128,915	45,184
Deposits with other banks	5,902	8,516	13,078	21,010

Total interest income	24,812,419	22,352,544	71,899,277	68,081,217

INTEREST EXPENSE
Deposits	3,015,262	2,168,483	7,862,397	6,679,403
Securities sold under agreements to repurchase	325,203	339,686	1,006,563	1,022,538
Federal funds purchased	9,041	20,687	72,484	56,451
Commercial paper	106,502	65,653	247,861	191,722
Other short-term borrowings	33,970	85,754	239,541	416,363
Long-term debt	1,559,688	1,605,309	4,679,063	4,814,441

Total interest expense	5,049,666	4,285,572	14,107,909	13,180,918

Net interest income	19,762,753	18,066,972	57,791,368	54,900,299
Provision for loan losses	2,338,500	2,172,500	7,235,500	6,136,300

Net interest income after provision for loan losses	17,424,253	15,894,472	50,555,868	48,763,999

NONINTEREST INCOME
Factoring income	1,915,761	1,630,993	5,110,102	4,394,174
Mortgage banking income	3,846,269	3,974,329	11,392,079	10,907,866
Service charges on deposit accounts	1,258,129	1,192,668	3,480,649	3,694,448
Trade finance income	688,276	631,816	1,699,083	1,793,460
Trust fees	160,311	138,891	508,046	469,339
Other service charges and fees	394,754	512,484	1,349,983	1,479,198
Bank owned life insurance income	498,530	252,241	975,264	790,221
Securities gains	285,918	101,225	970,722	297,583
Other income	126,880	327,352	459,615	550,194

Total noninterest income	9,174,828	8,761,999	25,945,543	24,376,483

NONINTEREST EXPENSES
Salaries	7,787,817	6,771,758	22,849,669	20,250,497
Employee benefits	2,464,874	2,180,770	6,720,517	5,945,253

Total personnel expense	10,252,691	8,952,528	29,570,186	26,195,750
Occupancy expenses, net	1,315,456	1,083,771	3,779,166	3,580,315
Equipment expenses	755,738	680,052	2,169,997	2,046,141
Advertising and marketing	974,755	864,385	2,992,678	2,514,768
Professional fees	952,253	837,434	2,939,885	2,463,423
Data processing fees	272,292	255,157	860,235	780,211
Stationery and printing	141,816	230,368	602,821	675,483
Communications	363,698	381,503	1,161,891	1,230,182
Other expenses	1,464,884	1,600,036	4,557,191	4,975,166

Total noninterest expenses	16,493,583	14,885,234	48,634,050	44,461,439

Income before income taxes	10,105,498	9,771,237	27,867,361	28,679,043
Provision for income taxes	3,555,324	3,714,696	9,545,652	11,070,770

Net income	$6,550,174	$6,056,541	$18,321,709	$17,608,273

Average number of common shares outstanding
Basic	18,207,370	17,940,149	18,248,585	17,898,977
Diluted	19,025,500	18,945,555	19,113,791	18,887,201
Earnings per average common share
Basic	$0.36	$0.34	$1.00	$0.98
Diluted	0.35	0.32	0.96	0.93
Dividends per common share	0.16	0.16	0.48	0.41

See Notes to Consolidated Financial Statements.
5

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited & Restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Income	$6,550,174	$6,056,541	$18,321,709	$17,608,273

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	2,347,046	(19,418)	(1,206,796)	(430,643)

Reclassification adjustment for gains included in net income	(154,681)	(54,762)	(525,160)	(160,992)

Unrealized (losses) gains on supplemental pension	(29,921)	100,693	215,466	264,031

Other comprehensive income (loss)	2,162,444	26,513	(1,516,490)	(327,604)

Comprehensive income	$8,712,618	$6,083,054	$16,805,219	$17,280,669

See Notes to Consolidated Financial Statements.
6

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity (Unaudited & Restated)

	Nine Months Ended September 30,
	2004	2003

Preferred Stock
Balance at January 1	$2,244,320	$2,322,060
Conversions of Series D shares	(2,244,320)	(61,800)

Balance at September 30	$—	$2,260,260

Common Stock
Balance at January 1	$19,275,964	$19,138,420
Conversions of preferred shares into common shares	428,304	9,759
Options exercised	123,130	124,745

Balance at September 30	$19,827,398	$19,272,924

Capital Surplus
Balance at January 1	$141,179,832	$138,872,374
Conversions of preferred shares into common shares	1,816,016	52,041
Common shares issued under stock incentive plan and related tax benefits	1,729,973	2,360,098
Stock split paid - cash in lieu	—	(32,358)

Balance at September 30	$144,725,821	$141,252,155

Retained Earnings

Balance at January 1	$16,166,517	$2,498,606
Net Income	18,321,709	17,608,273
Cash dividends paid – common shares	(8,658,428)	(7,291,756)
– preferred shares	—	(94,271)

Balance at September 30	$25,829,798	$12,720,852

Accumulated Other Comprehensive Income
Balance at January 1	$(1,131,803)	$662,930

Unrealized holding gains/(losses) arising during the period:
Before tax	(2,230,677)	(796,012)
Tax effect	1,023,881	365,369

Net of tax	(1,206,796)	(430,643)

Reclassification adjustment for gains included in net income:
Before tax	(970,722)	(297,583)
Tax effect	445,562	136,591

Net of tax	(525,160)	(160,992)

Unrealized gains/(losses) in supplemental pension:
Before tax	398,273	488,043
Tax effect	(182,807)	(224,012)

Net of tax	215,466	264,031

Balance at September 30	$(2,648,293)	$335,326

Treasury Stock

Balance at January 1	$(33,577,847)	$(32,400,952)
Purchase of common shares	(8,310,004)	(256,007)
Surrender of shares issued under incentive compensation plan	(409,258)	(920,888)

Balance at September 30	$(42,297,109)	$(33,577,847)

Unearned Compensation

Balance at January 1	$(894,976)	$(1,873,926)
Amortization of unearned compensation	522,281	557,010

Balance at September 30	$(372,695)	(1,316,916)

Total Shareholders’ Equity
Balance at January 1	$143,262,007	$129,219,512
Net changes during the period	1,802,913	11,727,242

Balance at September 30	$145,064,920	$140,946,754

See Notes to Consolidated Financial Statements.
7

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited & Restated)

	Nine Months Ended September 30,
	2004	2003

Operating Activities
Net Income	$18,321,709	$17,608,273
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	7,235,500	6,136,300
Depreciation and amortization of premises and equipment	1,318,157	1,272,483
Securities gains	(970,722)	(297,583)
Income from bank owned life insurance	(975,264)	(790,221)
Deferred income tax benefit	(300,878)	(605,044)
Net change in loans held for sale	1,746,014	(24,662,600)
Amortization of unearned compensation	522,281	557,010
Amortization of premiums on securities	1,198,486	1,905,331
Accretion of discounts on securities	(394,808)	(968,109)
Increase in accrued interest receivable	(70,917)	(701,001)
Increase in accrued expenses and other liabilities	10,934,829	1,456,711
Increase in other assets	(5,353,733)	(4,446,479)
Other, net	861,992	(145,776)

Net cash provided by (used in) operating activities	34,072,646	(3,680,705)

Investing Activities

Purchase of premises and equipment	(2,079,148)	(1,120,058)
(Increase) Decrease in interest-bearing deposits with other banks	(1,013,176)	425,800
Decrease in Federal funds sold	—	5,000,000
Net increase in loans held in portfolio	(73,608,868)	(90,713,494)
Increase in other real estate	(189,239)	(200,917)
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	105,510,986	214,664,362
Purchases of securities - held to maturity	(123,394,828)	(155,024,448)
Proceeds from sales of securities - available for sale	73,254,718	9,767,421
Proceeds from prepayments, redemptions or maturities of securities - available for sale	84,957,982	308,043,037
Purchases of securities - available for sale	(130,365,143)	(373,835,784)

Net cash used in investing activities	(66,926,716)	(82,994,081)

Financing Activities
Decrease in noninterest-bearing deposits	(49,557,132)	(1,634,452)
Increase in interest-bearing deposits	137,185,949	49,791,047
Decrease in Federal funds purchased	(10,000,000)	—
Net increase in securities sold under agreements to repurchase	9,777,016	42,700,897
Decrease in commercial paper and other short-term borrowings	(49,608,633)	(10,448,290)
Purchase of treasury stock	(8,310,004)	(256,007)
Proceeds from exercise of stock options	1,342,069	1,973,762
Cash dividends paid on common and preferred stock	(8,658,428)	(7,386,027)
Cash paid in lieu of fractional shares in connection with stock split	—	(32,358)

Net cash provided by financing activities	22,170,837	74,708,572

Net increase (decrease) in cash and due from banks	(10,683,233)	(11,966,214)
Cash and due from banks - beginning of period	63,947,722	58,173,569

Cash and due from banks - end of period	$53,264,489	$46,207,355

Supplemental disclosures:
Interest paid	$13,800,992	$12,080,996
Income taxes paid	10,869,100	9,886,194

See Notes to Consolidated Financial Statements.
8

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

1.
The consolidated financial statements include the accounts of Sterling Bancorp (“the parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (“the bank”), after elimination of material intercompany transactions. The term “the Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 2004 and 2003 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to prior period amounts to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company effected a six-for- five stock split on December 8, 2004, a five-for-four stock split on September 10,2003 and paid stock dividends as follows: 20% on December 9, 2002; 10% on December 10, 2001; 10% on December 11, 2000; and 5% on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all reporting periods have been restated to reflect the effect of the stock splits and stock dividends.

2.
The consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003 have been restated to correct the accounting for employee benefits expense so as to comply with Accounting Principles Board (“APB”) Opinion No. 12, as amended by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, and FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance, and, accordingly, these consolidated financial statements supersede the Company’s previously issued unaudited consolidated financial statements for the three and nine months ended September 30, 2004 and 2003. The adjustment to the accounting for employee benefits expense involved (a) the expensing of premiums paid for split-dollar life insurance policies on the lives of certain executive officers of the Company, (b) the expensing of the Company’s obligations to pay future premiums on split-dollar life insurance policies issued as part of a transaction in which an executive officer relinquishes his right to receive pension payments in exchange for the insurance policy, and (c) the crediting of increases in the cash surrender values of these various policies. These changes comprise the restatement adjustments for employee benefits expense set forth below. The Company also restated certain other less significant items. Accordingly, the restated consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 also correct the accounting for (i) other income and unrealized holding (losses) gains (and thus other comprehensive (loss) income) so as to comply with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (changes to other income relate to the recognition of earnings on assets held in a trust established by the Company and changes to unrealized holding (losses) gains relate to the inclusion of unrealized holding (losses) gains on assets held in the trust), (ii) occupancy expense so as to comply with SFAS No. 13, Accounting for Leases (changes required to properly straight-line rent incentives), (iii) income tax benefit arising from the exercise of non- qualified stock options and the vesting of restricted stock so as to comply with SFAS No. 109, Accounting for Income Taxes (changes relate to the amounts credited directly to capital surplus), and (iv) minimum pension liability adjustment (and thus other comprehensive (loss) income) so as to comply with SFAS No. 87, Employers’ Accounting for Pensions (changes relate to the timing of adjustments).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 (Unaudited)

The table below shows the impact of these restatements on the bank and the parent company for other income, employee benefits expense, occupancy expense, net income and basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Other Income:
Other income as previously reported	$126,880	$300,626	$638,309	$478,581
Restatement adjustment (bank)	—	26,726	(178,694)	71,613

Other income as restated	$126,880	$327,352	$459,615	$550,194

Employee benefits expense:
Employee benefits expense as previously reported	$2,265,765	$2,099,148	$5,291,217	$5,666,647

Restatement adjustment:
Impact on bank:	199,578	72,957	1,430,331	244,186
Impact on parent company	(469)	8,665	(1,031)	34,420

Total	199,109	81,622	1,429,300	278,606

Employee benefits expense as restated	$2,464,874	$2,180,770	$6,720,517	$5,945,253

Occupancy expense, net:
Occupancy expense, net as previously reported	$1,336,548	$1,100,625	$3,647,442	$3,630,877
Restatement adjustment (bank)	(21,092)	(16,854)	131,724	(50,562)

Occupancy expense, net as restated	$1,315,456	$1,083,771	$3,779,166	$3,580,315

Net Income:
Net income as previously reported	$6,737,934	$6,114,713	$19,918,042	$17,821,138

Restatement adjustment:
Impact on bank	(188,229)	(49,507)	(1,597,364)	(178,445)
Impact on parent company	469	(8,665)	1,031	(34,420)

Total	(187,760)	(58,172)	(1,596,333)	(212,865)

Net income as restated	$6,550,174	$6,056,541	$18,321,709	$17,608,273

Basic earnings per share:
Net income attributable to common stock as previously reported [1]	$0.37	$0.34	$1.09	$0.99
Restatement adjustment	(0.01)	—	(0.09)	(0.01)

Net income attributable to common stock as restated	$0.36	$0.34	$1.00	$0.98

Diluted earnings per share:
Net income attributable to common stock as previously reported [1]	$0.35	$0.32	$1.04	$0.94

Restatement adjustment	—	—	(0.08)	(0.01)

Net income attributable to common stock as restated	$0.35	$0.32	$0.96	$0.93

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Other comprehensive income (loss) net of tax:

Other comprehensive income (loss) as previously reported	$2,444,715	$(74,180)	$(1,844,004)	$(591,635)

Restatement adjustment:
Minimum pension liability adjustment, net of tax effect of $309,165 (parent company)	—	—	364,398	—

Unrealized (losses) gains on supplemental pension, net of tax effect of $188,715, $(85,430), $ 31,294 and $(224,012), respectively (bank)	(282,271)	100,693	(36,884)	264,031

Total	(282,271)	100,693	327,514	264,031

Other comprehensive (loss) income as restated	$2,162,444	$26,513	$(1,516,490)	$(327,604)

[1] Restated to reflect the effect of the six-for-five stock split in the form of a stock dividend effected on December 8, 2004; see Note 1.

At December 31, 2003, other assets increased $1,079,000, accrued expenses and other liabilities increased $1,002,000, capital surplus decreased $1,214,000 (which includes a reduction of $3,031,000 for the effect of the six-for five stock split),retained earnings decreased $1,585,000, and accumulated other comprehensive loss increased $155,000. At September 30, 2004, other assets increased $429,000, accrued expenses and other liabilities increased $1,110,000, capital surplus decreased $703,000 (which includes a reduction of $3,031,000 for the effect of the six-for-five stock split), retained earnings decreased $3,182,000 and accumulated other comprehensive loss increased $172,000.

3.
At September 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 1 and Note 15 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation plans.

Three Months Ended September 30,	2004 [1]	2003 [1]

Net income available for common shareholders	$6,550,174	$6,025,414
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(59,528)	(71,910)

Pro forma, net income	$6,490,646	$5,953,504

Earnings per average common share:
Basic- as reported	$0.36	$0.34
Basic- pro forma	0.36	0.33
Diluted- as reported	0.35	0.32
Diluted- pro forma	0.34	0.31
11

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30,	2004 [1]	2003 [1]

Net income available for common shareholders	$18,321,709	$17,514,002
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(174,954)	(281,636)

Pro forma, net income	$18,146,755	$17,232,366

Earnings per average common share:
Basic- as reported	$1.00	$0.98
Basic- pro forma	0.99	0.96
Diluted- as reported	0.96	0.93
Diluted- pro forma	0.95	0.91

[1]	Restated; see Notes 1 and 2 above.

4.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30,

	2004	2003

Loans held for sale
Real estate-mortgage	$38,810,366	$79,347,587

Loans held in portfolio
Commercial and industrial	$585,288,435	$545,054,019
Lease financing	181,671,932	161,508,913
Real estate-mortgage	206,546,866	153,802,839
Real estate-construction	2,329,491	2,380,603
Installment	15,270,005	13,977,231
Loans to depository institutions	—	20,000,000

Loans, gross	991,106,729	896,723,605
Less unearned discounts	23,033,619	19,944,510

Loans, net of unearned discounts	$968,073,110	$876,779,095

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

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

liabilities. The Company’s 2004 year-to-date average interest-earning assets were 55.8% loans (corporate lending was 72.5% and real estate lending was 24.6% of total loans, respectively) and 43.1% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 66% of loans are to borrowers located in the metropolitan New York area.

The following tables provide certain information regarding the Company’s operating segments for the three-and nine-month periods ended September 30, 2004 and 2003:

	Corporate Lending		Real Estate Lending	Company-wide Treasury		Totals

Three Months Ended September 30, 2004
Net interest income	$9,186,653		$4,125,387	$5,958,732		$19,270,772
Noninterest income	3,587,898		3,929,044	821,997		8,338,939
Depreciation and amortization	80,415		102,964	920		184,299
Segment income before taxes	4,544,561	[1]	4,109,381	7,550,219		16,204,161	[1]
Segment assets	703,541,000		286,075,699	778,890,835	[1]	1,768,507,534	[1]

Three Months Ended September 30, 2003
Net interest income	$8,678,941		$4,574,622	$4,381,618		$17,635,181
Noninterest income	3,285,616		4,038,713	428,095		7,752,424
Depreciation and amortization	65,875		81,167	—		147,042
Segment income before taxes	4,457,269	[1]	3,446,438	5,446,923		13,350,630	[1]
Segment assets	703,324,770		240,461,682	681,931,122	[1]	1,625,717,574	[1]

Nine Months Ended September 30, 2004
Net interest income	$26,222,249		$11,788,083	$18,408,890		$56,419,222
Noninterest income	9,762,453		11,606,416	2,031,718		23,400,587
Depreciation and amortization	221,579		302,679	920		525,178
Segment income before taxes	11,283,731	[1]	12,201,185	22,794,965		46,279,881	[1]
Segment assets	703,541,000		286,075,699	778,890,835	[1]	1,768,507,534	[1]

Nine Months Ended September 30, 2003
Net interest income	$25,443,875		$12,502,274	$15,702,297		$53,648,446
Noninterest income	9,313,652		11,105,877	1,207,765		21,627,294
Depreciation and amortization	154,512		235,559	—		390,071
Segment income before taxes	13,136,989	[1]	10,762,855	18,396,491		42,296,335	[1]
Segment assets	703,324,770		240,461,682	681,931,122	[1]	1,625,717,574	[1]

[1] Restated; see Note 2 above
13

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net interest income:
Total for reportable operating segments	$19,270,772	$17,635,181	$56,419,222	$53,648,446
Other [1]	491,981	431,791	1,372,146	1,251,853

Consolidated net interest income	$19,762,753	$18,066,972	$57,791,368	$54,900,299

Noninterest income:
Total for reportable operating segments	$8,338,939	$7,752,424	$23,400,587	$21,627,294
Other [1] [2]	835,889	1,009,575	2,544,956	2,749,189

Consolidated noninterest income [2]	$9,174,828	$8,761,999	$25,945,543	$24,376,483

Income before taxes:[2]
Total for reportable operating segments	$16,204,161	$13,350,630	$46,279,881	$42,296,335
Other [1]	(6,098,663)	(3,579,393)	(18,412,520)	(13,617,292)

Consolidated income before income taxes	$10,105,498	$9,771,237	$27,867,361	$28,679,043

Assets:[2]
Total for reportable operating segments	$1,768,507,534	$1,625,717,574	$1,768,507,534	$1,625,717,574
Other [1]	41,800,632	32,487,026	41,800,632	32,487,026

Consolidated assets	$1,810,308,166	$1,658,204,600	$1,810,308,166	$1,658,204,600

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

[2]	Restated see Note 2 above.

6.
On December 31, 2003, the Company adopted FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, which clarified certain provisions of a previously released interpretation. Under the provisions of FIN 46R, Sterling deconsolidated the issuer trust and accounts for its investment in the trust as an asset, its junior subordinated debentures as long-term debt and the interest paid on those debentures as interest expense. As a result of the adoption of FIN 46R, the Company’s prior period presentations have been restated to conform to the current presentation. Based on proposed Federal Reserve guidance, the Company does not expect the change in accounting treatment to affect the Tier I regulatory classification of the Company’s outstanding trust preferred securities.

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

7.	The following information is provided in connection with the sales of available for sale securities:

Three Months Ended September 30,	2004	2003

Proceeds	$26,149,573	$1,297,334

Gross Gains	285,918	101,225

Gross Losses	—	—

Nine Months Ended September 30,	2004	2003

Proceeds	$73,254,718	$9,767,421

Gross Gains	970,722	297,583

Gross Losses	—	—

8.	In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

9.	The following tables set forth the disclosures required for net periodic benefit cost and net benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

COMPONENTS OF NET PERIODIC COST
Service Cost	$388,090	$356,971	$1,191,131	$955,536
Interest Cost	492,931	566,594	1,507,418	1,491,497
Expected return on plan assets	(417,379)	(419,825)	(1,292,898)	(1,157,473)
Amortization of prior service cost	19,331	19,331	57,993	57,993
Recognized actuarial loss	216,556	261,705	643,647	664,961

Net periodic benefit cost	699,529	784,776	2,107,291	2,012,514

Settlement gain	—	—	(1,331,190)	—

Net benefit cost	$699,529	$784,776	$776,101	$2,012,514

The Company contributed $1,322,088 as of September 30, 2004.
15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended September 30, 2004, the bank’s average earning assets represented approximately 96.7% of the Company’s average earning assets. Loans represented 56.0% and investment securities represented 42.6% of the bank’s average earning assets for the third quarter of 2004.

For the nine  months ended September 30, 2004, the bank’s average earning assets represented approximately 97.2% of the Company’s average earning assets. Loans represented 54.6% and investment securities represented 44.3% of the bank’s average earning assets for the first nine months of 2004.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 28 and 29. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 26 and 27.

Comparisons of the Three Months Ended September 30, 2004 and 2003

The Company reported net income for the three months ended September 30, 2004 of $6.6 million, representing $0.35 per share, calculated on a diluted basis, compared to $6.1 million, or $0.32 per share calculated on a diluted basis, for the third quarter of 2003. This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

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

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the third quarter of 2004 was $2.3 million compared to $2.2 million for the prior year period. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $9.2 million for the third quarter of 2004 from $8.8 million in the third quarter of 2003, primarily due to increased income from factoring activities, from bank owned life insurance and from gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees various other services.

Noninterest Expenses

Noninterest expenses increased $1.6 million for the third quarter of 2004 when compared to the third quarter of 2003. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and employee benefits, occupancy and professional fees.

Provision for Income Taxes

The provision for income taxes was $3.6 million for the third quarter of 2004, virtually unchanged from $3.7 million in the corresponding 2003 period.

Comparisons of the Nine Months Ended September 30, 2004 and 2003

The Company reported net income for the nine months ended September 30, 2004 of $18.3 million, representing $0.96 per share, calculated on a diluted basis, compared to $17.6 million, or $0.93 per share calculated on a diluted basis, for the first nine months of 2003. This increase reflects continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

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

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $25.0 million for the first nine months of 2004 from $22.7 million in the corresponding prior year period. Average outstandings increased to $698.3 million from $573.4 million in the prior year period. The average life of the securities portfolio was approximately 4.2 years at September 30, 2004 compared to 2.8 years at September 30, 2003, reflecting the impact of purchases made primarily in the fourth quarter of 2003 and the first and second quarters of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the first and second quarters of the 2004 period and of the principal prepayments primarily in the fourth quarter of 2003 and the second quarter of 2004.

Total interest expense increased to $14.1 million for the first nine months of 2004 from $13.2 million for the corresponding 2003 period, primarily due to higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $7.9 million for the first nine months of 2004 from $6.7 million for the 2003 period primarily, due to an increase in average balances. Average interest-bearing deposit balances increased to $815.3 million for the first nine months of 2004 from $671.2 in the first nine months of 2003 period, primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.29%, which was 4 basis points lower than the prior year period.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first nine months of 2004 increased to $7.2 million from $6.1 million for the prior year period. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $25.9 million for the first nine months of 2004 from $24.4 million in the corresponding 2003 period, primarily due to increased income from mortgage banking, principally the result of a change in the mix of loans sold due to a broader array of loan products and an increased focus on higher margin mortgage loans, and from factoring activities, from bank owned life insurance and from gains on sales of available for sale securities. Partially offsetting these increases were lower revenues from fees for deposit and various other services.

Noninterest Expenses

Noninterest expenses increased $4.2 million for the first nine months of 2004 when compared to the corresponding 2003 period. The increase was primarily due to investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and employee benefits, advertising and marketing, and professional fees.

Provision for Income Taxes

The provision for income taxes decreased to $9.5 million for the first nine months of 2004 from $ 11.1 million in the first nine months of 2003. The lower provision for taxes in the 2004 period was due to the resolution, during the second quarter of 2004, of certain state tax issues for tax years 1999-2001.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised of principally U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At September 30, 2004, the Company’s portfolio of securities totaled $670.1 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 4.4 years amounted to $575.0 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $5.2 million and $2.4 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. “Available for sale” securities included gross unrealized gains of $3.3 million and gross unrealized losses of $2.7 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

September 30, 2004	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

U.S. Treasury securities	$2,488,090	$—	$(1,059)	$2,487,031
Obligations of U.S. govern-
ment corporations and
agencies—mortgage-backed
securities	149,099,649	1,499,379	(605,420)	149,993,608
Obligations of U.S. govern-
ment corporations and
agencies—collateralized
mortgage obligations	50,300,775	—	(1,906,729)	48,394,046
Obligations of state and
political institutions	29,074,083	1,331,349	—	30,405,432
Trust preferred securities	3,220,732	442,315	—	3,663,047
Other debt securities	39,994,461	—	(141,336)	39,853,125
Federal Reserve Bank and
other equity securities	7,623,241	17,831	—	7,641,072

Total	$281,801,031	$3,290,874	$(2,654,544)	$282,437,361

The following table presents information regarding securities held to maturity:

September 30, 2004	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Obligations of U.S. govern-
ment corporations and
agencies — mortgage-backed
securities	$306,779,884	$5,066,482	$(905,293)	$310,941,073
Obligations of U.S. govern-
ment corporations and
agencies—collateralized
mortgage obligations	69,641,819	138,245	(1,507,360)	68,272,704
Debt securities issued by
Foreign governments	1,250,000	—	—	1,250,000
Other debt securities	10,010,938	—	(12,500)	9,998,438

Total	$387,682,641	$5,204,727	$(2,425,153)	$390,462,215

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

The Company’s commercial and industrial loan portfolio represents approximately 58% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $100,000 and $15 million. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The Company’s real estate loan portfolio, which represents approximately 24% of all loans, is secured by mortgages on real property located principally in the states of New York, North Carolina, Georgia and Virginia. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of all loans. The collateral securing any loan may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30,

	2004		2003

	($ in thousands)
	Balances	% of Gross	Balances	% of Gross

Domestic
Commercial and industrial	$584,754	58.1%	$544,409	56.9%
Equipment lease financing	159,175	15.8	142,223	14.9
Real estate - mortgage	245,357	24.4	235,526	24.6
Real estate - construction	2,329	0.2	—	—
Installment - individuals	15,268	1.5	13,969	1.5
Loans to depository institutions	—	—	20,000	2.1

Loans, net of unearned discounts	$1,006,883	100.0%	$956,127	100.0%

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

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses includes, but is not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2004, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.61% and the allowance was $15.6 million. At such date, the Company’s nonaccrual loans amounted to $3.0 million; $921 thousand of such loans was judged to be impaired within the scope of SFAS No. 114. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 2004. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first nine months of 2004. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $0.6 million at September 30, 2004.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

             The following table provides certain information with respect to the Company’s deposits:

	September 30,

	2004		2003

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$424,534	32.6%	$399,975	36.5%
NOW	111,868	8.6	116,601	10.6
Savings	29,488	2.3	27,264	2.5
Money market	226,655	17.4	175,345	16.0
Time deposits	503,824	38.8	373,121	34.1

Total domestic deposits	1,296,369	99.7	1,092,306	99.7
Foreign
Time deposits	3,000	0.3	3,000	0.3

Total deposits	$1,299,369	100.0%	$1,095,306	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 26 and 27.

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity or regulatory capital.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 31. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from “well capitalized” to “critically under capitalized”, are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2004, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Three Months Ended September 30, (Unaudited) (dollars in thousands)

	2004			2003
ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$3,799	$6	0.62%	$4,244	$9	0.98%
Securities available for sale	266,551	2,886	4.33	171,712	1,917	4.58
Securities held to maturity	386,851	4,625	4.78	355,463	4,201	4.73
Securities tax-exempt [2]	29,267	528	7.18	31,404	583	7.37
Federal funds sold	19,620	73	1.45	2,065	5	1.00
Loans, net of unearned discounts [3]	951,941	16,898	7.31	895,036	15,877	7.18

TOTAL INTEREST-EARNING ASSETS	1,658,029	25,016	6.11%	1,459,924	22,592	6.22%

Cash and due from banks	53,476			60,229
Allowance for loan losses	(16,158)			(15,004)
Goodwill	21,158			21,158
Other assets	70,050			63,256

TOTAL ASSETS	$1,786,555			$1,589,563

LIABILITIES AND SHAREHOLDERS’
EQUITY
Interest-bearing deposits
Domestic
Savings	$29,991	28	0.37%	$27,561	24	0.34%
NOW	133,357	162	0.48	125,470	141	0.45
Money market	217,612	348	0.64	169,220	189	0.44
Time	469,319	2,469	2.09	356,358	1,803	2.01
Foreign
Time	3,000	8	1.10	3,000	11	1.30

Total interest-bearing deposits	853,279	3,015	1.41	681,609	2,168	1.26

Borrowings
Securities sold under agreements to repurchase - customers	90,654	272	1.19	77,980	235	1.20
Securities sold under agreements to repurchase - dealers	14,910	54	1.43	35,266	104	1.17
Federal funds purchased	2,500	9	1.44	7,228	21	1.14
Commercial paper	34,394	107	1.23	24,285	66	1.07
Other short-term debt	6,293	34	2.15	31,114	85	1.09
Long-term debt	135,774	1,559	4.59	140,774	1,605	4.56

Total borrowings	284,525	2,035	2.86	316,647	2,116	2.67

TOTAL INTEREST-BEARING LIABILITIES	1,137,804	5,050	1.77%	998,256	4,284	1.71%

Noninterest-bearing deposits	424,974			377,624
Other liabilities	83,603			77,606

Total liabilities	1,646,381			1,453,486

Shareholders’ equity	140,174			136,077

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,786,555			$1,589,563

Net interest income/spread		19,966	4.34%		18,308	4.51%

Net yield on interest-earning assets (margin)			4.84%			5.02%

Less: Tax equivalent adjustment		202			240

Net interest income		$19,764			$18,068

[1]	The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
27

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Nine Months Ended September 30, (Unaudited) (dollars in thousands)

	2004			2003
ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$3,151	$13	0.55%	$3,679	$21	0.76%
Securities available for sale	282,504	9,364	4.37	162,294	6,110	5.02
Securities held to maturity	385,548	14,008	4.84	378,874	14,830	5.22
Securities tax-exempt [2]	30,217	1,619	7.16	32,222	1,794	7.44
Federal funds sold	14,361	129	1.18	5,044	45	1.18
Loans, net of unearned discounts [3]	905,402	47,392	7.38	844,335	46,018	7.68

TOTAL INTEREST-EARNING ASSETS	1,621,183	72,525	6.13%	1,426,448	68,818	6.64%

Cash and due from banks	59,477			57,391
Allowance for loan losses	(15,694)			(14,579)
Goodwill	21,158			21,158
Other assets	70,370			63,630

TOTAL ASSETS	$1,756,494			$1,554,048

LIABILITIES AND SHAREHOLDERS’
EQUITY
Interest-bearing deposits
Domestic
Savings	$31,851	93	0.39%	$27,065	72	0.36%
NOW	134,237	463	0.46	118,907	438	0.49
Money market	210,257	909	0.58	160,835	565	0.47
Time	435,991	6,373	1.95	361,343	5,571	2.06
Foreign
Time	3,000	24	1.09	3,000	33	1.48

Total interest-bearing deposits	815,336	7,862	1.29	671,150	6,679	1.33

Borrowings
Securities sold under agreements to repurchase - customers	81,625	702	1.15	69,057	639	1.24
Securities sold under agreements to repurchase - dealers	34,018	305	1.20	40,198	384	1.28
Federal funds purchased	8,580	72	1.11	6,154	56	1.21
Commercial paper	28,733	248	1.15	22,758	192	1.13
Other short-term debt	16,603	240	1.93	30,959	416	1.80
Long-term debt	135,774	4,679	4.59	140,774	4,815	4.56

Total borrowings	305,333	6,246	2.73	309,900	6,502	2.80

TOTAL INTEREST-BEARING LIABILITIES	1,120,669	14,108	1.68%	981,050	13,181	1.80%

Noninterest-bearing deposits	411,916			360,793
Other liabilities	81,928			78,893

Total liabilities	1,614,513			1,420,736

Shareholders’ equity	141,981			133,312

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,756,494			$1,554,048

Net interest income/spread		58,417	4.45%		55,637	4.84%

Net yield on interest-earning assets (margin)			4.92%			5.36%

Less: Tax equivalent adjustment		626			737

Net interest income		$57,791			$54,900

[1]
The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited) (in thousands)

	Increase/(Decrease) Three Months Ended September 30, 2004 to September 30, 2003

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(1)	$(2)	$(3)

Securities available for sale	1,079	(110)	969
Securities held to maturity	378	46	424
Securities tax-exempt	(40)	(15)	(55)

Total investment securities	1,417	(79)	1,338

Federal funds sold	65	3	68

Loans, net of unearned discounts [3]	795	226	1,021

TOTAL INTEREST INCOME	$2,276	$148	$2,424

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$2	$2	$4
NOW	10	11	21
Money market	62	97	159
Time	592	74	666
Foreign
Time	—	(3)	(3)

Total interest-bearing deposits	666	181	847

Borrowings
Securities sold under agreements
to repurchase - customers	39	(2)	37
Securities sold under agreements
to repurchase - dealers	(69)	19	(50)
Federal funds purchased	(16)	4	(12)
Commercial paper	30	11	41
Other short-term debt	(98)	47	(51)
Long-term debt	(57)	11	(46)

Total borrowings	(171)	90	(81)

TOTAL INTEREST EXPENSE	$495	$271	$766

NET INTEREST INCOME	$1,781	$(123)	$1,658

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited) (in thousands)

	Increase/(Decrease) Nine Months Ended September 30, 2004 to September 30, 2003

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(3)	$(5)	$(8)

Securities available for sale	4,121	(867)	3,254
Securities held to maturity	303	(1,125)	(822)
Securities tax-exempt	(111)	(64)	(175)

Total investment securities	4,313	(2,056)	2,257

Federal funds sold	84	—	84

Loans, net of unearned discounts [3]	3,416	(2,042)	1,374

TOTAL INTEREST INCOME	$7,810	$(4,103)	$3,707

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$14	$7	$21
NOW	54	(29)	25
Money market	196	148	344
Time	1,115	(313)	802
Foreign
Time	—	(9)	(9)

Total interest-bearing deposits	1,379	(196)	1,183

Borrowings
Securities sold under agreements
to repurchase - customers	113	(50)	63
Securities sold under agreements
to repurchase - dealers	(56)	(23)	(79)
Federal funds purchased	21	(5)	16
Commercial paper	53	3	56
Other short-term debt	(204)	28	(176)
Long-term debt	(166)	30	(136)

Total borrowings	(239)	(17)	(256)

TOTAL INTEREST EXPENSE	$1,140	$(213)	$927

NET INTEREST INCOME	$6,670	$(3,890)	$2,780

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The effect of the extra day in 2004 has been included in the change in volume.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
30

STERLING BANCORP AND SUBSIDIARIES Regulatory Capital and Ratios (Unaudited & Restated)

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of September 30, 2004 [1]	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital(to Risk Weighted Assets):
The Company	$166,075	14.31%	$92,874	8.00%	$116,093	10.00%
The bank	132,072	12.02	87,919	8.00	109,898	10.00

Tier 1 Capital(to Risk Weighted Assets):
The Company	151,550	13.05	46,437	4.00	69,656	6.00
The bank	118,314	10.77	43,959	4.00	65,939	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	151,550	8.58	70,616	4.00	88,270	5.00
The bank	118,314	6.94	68,167	4.00	85,208	5.00

As of December 31, 2003 [1]

Total Capital(to Risk Weighted Assets):
The Company	$161,837	14.88%	$86,986	8.00%	$108,732	10.00%
The bank	121,439	11.68	83,177	8.00	103,971	10.00

Tier 1 Capital(to Risk Weighted Assets):
The Company	148,235	13.63	43,493	4.00	65,239	6.00
The bank	108,426	10.43	41,588	4.00	62,383	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	148,235	8.88	66,741	4.00	83,426	5.00
The bank	108,426	6.76	65,010	4.00	81,262	5.00

[1]	Restated; see Note 2 on page 9.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time periods. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer-term structure of the balance sheet.

The Company’s balance sheet structure is primarily short-term in nature, with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2004, presented on page 36, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

At September 30, 2004, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $35.0 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $34.8 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2004:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$110,000	$—	$—	$10,000	$100,000
Operating Leases	30,242	3,522	6,670	6,515	13,535

Total Contractual Cash Obligations	$140,242	$3,522	$6,670	$16,515	$113,535

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2004:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential loans	$69,175	$69,175	$—	$—	$—
Standby Letters of Credit	31,483	29,520	1,963	—	—
Other Commercial Commitments	46,610	32,325	11,484	2,725	76

Total Commercial Commitments	$147,268	$131,020	$13,447	$2,725	$76

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

		Repricing Date

		3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

	ASSETS
	Interest-bearing deposits with other banks	$2,670	$—	$—	$—	$—	$2,670
	Investment securities	16,500	7,582	82,098	556,299	7,641	670,120
	Loans, net of unearned discounts
	Commercial and industrial	577,019	1,088	7,173	8	(535)	584,753
	Loans to depository institutions	—	—	—	—	—	—
	Lease financing	1,212	16,289	154,045	10,126	(22,496)	159,176
	Real estate	98,694	9,966	105,857	33,170	(1)	247,686
	Installment	13,108	82	2,052	28	(2)	15,268
	Noninterest-earning assets and allowance for loan losses [2]	—	—	—	—	130,635	130,635

	Total Assets	709,203	35,007	351,225	599,631	115,242	1,810,308

	LIABILITIES AND SHAREHOLDERS’ EQUITY
	Interest-bearing deposits
	Savings [1]	—	—	29,488	—	—	29,488
	NOW [1]	—	—	111,868	—	—	111,868
	Money market [1]	185,045	—	41,610	—	—	226,655
Time	- domestic	194,096	170,298	139,320	110	—	503,824
	- foreign	1,355	1,645	—	—	—	3,000
	Securities sold u/a/r - cust	98,483	5,113	—	—	—	103,596
	Securities sold u/a/r - deal	—	—	—	—	—	—
	Federal funds purchased	—	—	—	—	—	—
	Commercial paper	34,954	—	—	—	—	34,954
	Other short-term borrowings	1,108	—	—	—	—	1,108
	Long-term borrowings - FHLB	—	—	10,000	100,000	25,774	135,774
	Noninterest-bearing liabilities and shareholders’ equity [2]	—	—	—	—	660,041	660,041

	Total Liabilities and Shareholders’ Equity	515,041	177,056	332,286	100,110	685,815	1,810,308

	Net Interest Rate Sensitivity Gap	$194,162	$(142,049)	$18,939	$499,521	$(570,573)	$—

	Cumulative Gap September 30, 2004	$194,162	$52,113	$71,052	$570,573	$—	$—

	Cumulative Gap September 30, 2003	$259,449	$129,985	$107,689	$543,384	$—	$—

	Cumulative Gap December 31, 2003	$230,662	$77,756	$46,397	$595,450	$—	$—

[1]	Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.

[2]	Restated; see Note 2 on page 9.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, had concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. However, based on a subsequent evaluation as of December 31, 2004 and the identification of a material weakness in the Company’s internal control over financial reporting (relating to inadequate resources for controls over the accounting for Company-owned split-dollar life insurance policies on the lives of certain officers of the Company) described in Item 9A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a discussion of the reasons and matters on which this conclusion was based, see Item 9A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. No changes in our internal control over financial reporting ( as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during our last fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	The following exhibits are filed as part of this report:

		3.	(i)
Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004. (Filed as Exhibit 3(i) to the Registrant’s original Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

		3.	(ii)	The By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii) (A) to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

		10.	(i)(A)
Sterling Bancorp Stock Incentive Plan (Amended and Restated as of May 20, 2004) (Filed as Exhibit 10 to the Registrant’s original Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

			(i)(B)	Form of Award Letter for Non-Employee Directors (Filed as Exhibit 10 to the Registrant’s original Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

			(i)(C)	Form of Award Letter for Officers (Filed as Exhibit 10 to the Registrant’s original Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

		11.		Statement Re: Computation of Per Share Earnings.

		31.		Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).

		32.		Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

	(b)	Reports on Form 8-K:

In a report on Form 8-K dated July 16,2004 and filed on July 19, 2004, the Company reported under Items 9 and 12 “Results of Operations and Financial Condition and Regulation FD Disclosure”, the press release announcing a conference call on July 20, 2004 to discuss the results of operations for the second quarter ended June 30, 2004.

In a report on Form 8-K dated July 20, 2004 and filed on July 21, 2004, the Company reported, under Items 9 and 12 “Results of Operations and Financial Condition and Regulation FD Disclosure”, the press release announcing the results of operations for the quarter and six months ended June 30,2004.

In a report on Form 8-K dated July 21, 2004 and filed on July 22, 2004, the Company reported, under Item 7 “Financial Statements, Pro Forma Information and Exhibits” and under Item 9 “Regulation FD Disclosure”, the press release announcing a presentation on July 27, 2004 by John C. Millman, President of Sterling Bancorp, as part of the Keefe, Bruyette & Woods, Inc. Fifth Annual Investor Conference.

In a report on Form 8-K dated August 19, 2004 and filed on August 20, 2004, the Company reported under Item 5. “Other Events” and under Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits”, the press release announcing the declaration of a quarterly cash dividend of $0.19 payable September 30, 2004 to shareholders of record on September 15, 2004.

In a report on Form 8-K dated September 20, 2004 and filed on September 21, 2004, the Company reported, under Item 7 “Financial Statements, Pro Forma Information and Exhibits” and under Item 9 “Regulation FD Disclosure”, the press release announcing a presentation on September 23, 2004 by John C. Millman, President of Sterling Bancorp and Michael Bizenov, President of Sterling National Mortgage Company Inc., as part of the LI Invest First Annual Investor Conference.

In a report on Form 8-K/A dated September 20, 2004 and filed on September 21, 2004, the Company reported, under Item 7.01 “Regulation FD Disclosure” and Item 9.01 “Financial Statements, Pro Forma Information and Exhibits”, the press release announcing a presentation on September 23, 2004 by John C. Millman, President of Sterling Bancorp and Michael Bizenov, President of Sterling National Mortgage Company Inc., as part of the LI Invest First Annual Investor Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date	April 28, 2005	/s/	Louis J. Cappelli
	————————————		——————————————
Louis J. Cappelli Chairman and Chief Executive Officer

Date	April 28, 2005	/s/	John W. Tietjen
	————————————		——————————————
John W. Tietjen Executive Vice President, Treasurer and Chief Financial Officer
40

STERLING BANCORP AND SUBSIDIARIES EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation
	of Per Share Earnings.	42

31	Certifications of the CEO and CFO pursuant to
	Exchange Act Rule 13a-14(a).	43

32	Certifications of the CEO and CFO required by
	Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	45
41