Form 10-K/A
period 2004-12-31
STERLING BANCORP
filed 2005-04-28
CIK 93451

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 ON
                                  FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes |X| No |_|

On April 20, 2005, the aggregate market value of the common equity held by non-affiliates of the Registrant was $364,740,868.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

The Registrant has one class of common stock, of which 18,337,597 shares were outstanding at April 20, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Sterling Bancorp's definitive Proxy Statement dated March 31, 2005 filed pursuant to Regulation 14A are incorporated by reference in Part III.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A includes management's annual report on internal control over financial reporting as of December 31, 2004, required by
Item 308(a) of Regulation S-K, and the related attestation report of independent registered public accounting firm, required by Item 308(b) of Regulation S-K, in accordance with the Securities and Exchange Commission's exemptive order set forth in Securities Exchange Act of 1934 Release No. 50754 (November 30, 2004). Accordingly, this Amendment No. 1 restates in its entirety Item 9A in Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No. 1 also restates in its entirety Item 15 in Part IV of that Form 10-K (except that certain exhibits that were previously filed with that Form 10-K have been incorporated herein by reference to that Form 10-K).

                               TABLE OF CONTENTS

                                                                            Page

                                     PART II

Item 9A. CONTROLS AND PROCEDURES                                              3

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                              5

SIGNATURES                                                                    7
EXHIBIT INDEX
   Exhibit 23   Consent of KPMG LLP Independent Registered Public
                Accounting Firm.                                              8
   Exhibit 31   Rule 13a-14(a) Certifications.                                9
   Exhibit 32   Section 1350 Certifications.                                 11

                                    PART II

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required under the Securities Exchange Act of 1934, the Company's management, with the participation of the Company's principal executive and principal financial officers, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation and the identification of a material weakness in our internal control over financial reporting described below, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a discussion of the reasons and matters on which this conclusion was based, see "Management's annual report on internal control over financial reporting" below.

(b) Management's annual report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

In connection with this assessment as of December 31, 2004, the following material weakness in internal control over financial reporting (as such term is defined in Public Company Accounting Oversight Board Auditing Standard No. 2) was identified: As of December 31, 2004, the Company did not employ sufficient personnel with adequate technical skills relative to accounting for Company-owned split-dollar life insurance policies on the lives of certain officers of the Company. As a result of this deficiency, employee benefits expense in prior periods was materially misstated. On March 15, 2005, the Company concluded that it should restate its audited financial statements for the years ended December 31, 2002 and 2003, and its unaudited condensed financial information for the three months ended March 31, 2003 and 2004, the three months and six months ended June 30, 2003 and 2004, and the three months and nine months ended September 30, 2003 and 2004, to reflect the correction of the errors in the Company's accounting for split-dollar life insurance policies.

As a result of the material weakness described above, the Company's management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control--Integrated Framework.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, as stated in their report, which is included below.

(c) Report of independent registered public accounting firm

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Sterling Bancorp:

We have audited management's assessment, included in the accompanying Management's annual report on internal control over financial reporting (Item 9A(b)), that Sterling Bancorp and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004: The Company did not employ sufficient personnel with adequate technical skills relative to accounting for Company-owned split-dollar life insurance policies on the lives of certain officers of the Company. As a result of this deficiency, employee benefits expense in prior periods was materially misstated. Accordingly, the Company restated its audited consolidated financial statements for the years ended December 31, 2002 and 2003, and its unaudited condensed financial information for the three months ended March 31, 2003 and 2004, the three months and six months ended June 30, 2003 and 2004, and the three months and nine months ended September 30, 2003 and 2004, to reflect the correction of the errors in the Company's accounting for split-dollar life insurance policies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2004 and 2003. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 29, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


/s/ KPMG LLP

New York, New York
April 28, 2005

(d) Changes in internal control over financial reporting

No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is currently working to eliminate the material weakness in internal control over financial reporting described above in "Management's annual report on internal control over financial reporting" and "Report of independent registered public accounting firm," and has recently implemented several changes to its internal control over financial reporting and intends to implement additional changes. The Company has developed and implemented procedures for monthly expensing of premiums paid or prepaid for split-dollar life insurance policies on the lives of certain officers of the Company, has retained actuarial assistance in determining the appropriate amounts to be expensed in respect of the Company's obligations to pay future premiums on split-dollar life insurance policies issued as part of a transaction in which an officer relinquishes his right to receive pension payments in exchange for the insurance policy and in respect of the Company's obligations to pay future post-retirement premiums on certain split-dollar

                                     PART IV

life insurance policies, and has retained life insurance consultants for assistance in determining the appropriate amounts to be credited in respect of increases in the cash surrender values of these various policies. The Company intends to add personnel with greater expertise in accounting for employee benefits and related transactions under generally accepted accounting principles.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

            *Consolidated financial statements for 2003 and 2002 are restated.

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

              (iv)(A) Form of Change of Control Severance Agreement entered into May 22, 1998 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

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

            11. Statement re: Computation of Per Share Earnings (Filed as Exhibit 11 to the Registrant's Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

            12. Statement re: Computation of Ratios (Filed as Exhibit 12 to the Registrant's Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

            14. Code of Business Conduct and Ethics (Filed as Exhibit 14 to the Registrant's Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

            21. Subsidiaries of the Registrant (Filed as Exhibit 21 to the Registrant's Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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

                                STERLING BANCORP


              /s/               Louis J. Cappelli
                  --------------------------------------------
                           Louis J. Cappelli, Chairman
                          (Principal Executive Officer)

                                 April 28, 2005
                                 --------------
                                      Date


              /s/                John W. Tietjen
                  --------------------------------------------
                           John W. Tietjen, Treasurer
                  (Principal Financial and Accounting Officer)

                                 April 28, 2005
                                 --------------
                                      Date