Form 10-Q
period 2005-03-31
STERLING BANCORP
filed 2005-05-10
CIK 93451

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	13-2565216

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108

(Address of principal executive offices)	(Zip Code)

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

☒ Yes  ☐ No

As of April 30, 2005 there were 18,346,597 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

2

STERLING BANCORP AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)

ASSETS	March 31, 2005	December 31, 2004

Cash and due from banks	$66,568,719	$48,842,418
Interest-bearing deposits with other banks	4,088,863	1,329,103
Federal funds sold	35,000,000	—

Securities available for sale	136,046,825	169,824,385
Securities available for sale - pledged	83,057,892	63,937,786
Securities held to maturity	329,712,425	323,152,347
Securities held to maturity - pledged	157,738,965	123,305,216

Total investment securities	706,556,107	680,219,734

Loans held for sale	26,614,855	37,058,673

Loans held in portfolio, net of unearned discounts	976,607,955	1,022,286,479
Less allowance for loan losses	16,782,405	16,328,528

Loans, net	959,825,550	1,005,957,951

Customers’ liability under acceptances	807,341	628,965
Excess cost over equity in net assets of the banking subsidiary	21,158,440	21,158,440
Premises and equipment, net	10,726,956	10,674,708
Other real estate	534,382	766,620
Accrued interest receivable	5,987,105	5,604,781
Bank owned life insurance	26,803,160	26,553,145
Other assets	36,580,778	32,317,224

	$1,901,252,256	$1,871,111,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$468,713,500	$511,307,018
Interest-bearing deposits	919,868,989	832,544,097

Total deposits	1,388,582,489	1,343,851,115
Securities sold under agreements to repurchase - customers	82,980,843	55,934,170
Securities sold under agreements to repurchase - dealers	43,697,000	33,882,000
Federal funds purchased	—	32,500,000
Commercial paper	38,810,149	25,991,038
Other short-term borrowings	387,130	2,517,375
Acceptances outstanding	807,341	628,965
Accrued expenses and other liabilities	80,705,168	91,329,506
Long-term debt	115,774,000	135,774,000

Total liabilities	1,751,744,120	1,722,408,169

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 19,945,008 and 19,880,521 shares, respectively	19,945,008	19,880,521
Capital surplus	146,263,037	145,310,745
Retained earnings	30,972,751	28,664,568
Accumulated other comprehensive loss, net of tax	(4,263,610)	(1,921,060)

	192,917,186	191,934,774

Less
Common shares in treasury at cost, 1,652,567 and 1,642,996 shares, respectively	43,189,007	42,939,969
Unearned compensation	220,043	291,212

Total shareholders’ equity	149,508,136	148,703,593

	$1,901,252,256	$1,871,111,762

See Notes to Consolidated Financial Statements.
3

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2005	2004

INTEREST INCOME
Loans	$18,376,415	$15,081,995
Investment securities
Available for sale	2,501,644	3,691,820
Held to maturity	5,210,223	4,706,408
Federal funds sold	109,861	50,342
Deposits with other banks	6,183	4,109

Total interest income	26,204,326	23,534,674

INTEREST EXPENSE
Deposits	3,451,595	2,473,145
Securities sold under agreements to repurchase	585,647	315,632
Federal funds purchased	20,782	15,890
Commercial paper	160,066	62,762
Other short-term borrowings	5,003	112,194
Long-term debt	1,478,953	1,559,692

Total interest expense	5,702,046	4,539,315

Net interest income	20,502,280	18,995,359
Provision for loan losses	2,648,500	2,426,500

Net interest income after provision for loan losses	17,853,780	16,568,859

NONINTEREST INCOME
Factoring income	1,417,314	1,426,869
Mortgage banking income	3,875,847	3,631,391
Service charges on deposit accounts	1,197,024	1,063,343
Trade finance income	420,454	492,807
Trust fees	172,278	181,697
Other service charges and fees	302,260	474,404
Bank owned life insurance income	250,014	233,695
Securities gains	196,680	536,304
Other income	164,329	183,599

Total noninterest income	7,996,200	8,224,109

NONINTEREST EXPENSES
Salaries	8,156,603	7,677,109
Employee benefits	1,750,205	1,926,138

Total personnel expense	9,906,808	9,603,247
Occupancy expenses, net	1,314,682	1,229,638
Equipment expenses	764,158	756,154
Advertising and marketing	1,116,323	1,093,460
Professional fees	1,531,179	913,671
Data processing fees	257,510	287,460
Stationery and printing	194,099	266,571
Communications	383,281	406,727
Other expenses	1,508,388	1,392,302

Total noninterest expenses	16,976,428	15,949,230

Income before income taxes	8,873,552	8,843,738
Provision for income taxes	3,106,829	3,636,804

Net income	$5,766,723	$5,206,934

Average number of common shares outstanding
Basic	18,258,783	18,220,065
Diluted	18,926,688	19,210,918
Earnings per average common share
Basic	$0.32	$0.29
Diluted	0.30	0.27
Dividends per common share	0.19	0.16

See Notes to Consolidated Financial Statements.
4

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2005	2004

Net Income	$5,766,723	$5,206,934

Other comprehensive income, net of tax:
Unrealized holding (losses)/gains arising during the period	(1,848,451)	1,427,580

Reclassification adjustment for gains included in net income	(106,404)	(290,141)

Unrealized (losses)/gains supplemental pension	(387,695)	344,110

Comprehensive income	$3,424,173	$6,688,483

See Notes to Consolidated Financial Statements.
5

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended March 31,
	2005	2004

Preferred Stock
Balance at January 1	$—	$2,244,320
Conversions of Series D shares	—	(2,244,320)

Balance at March 31	$—	$—

Common Stock
Balance at January 1	$19,880,521	$19,275,964
Conversions of preferred shares into common shares	—	428,304
Common shares issued under stock incentive plan	64,487	83,701

Balance at March 31	$19,945,008	$19,787,969

Capital Surplus
Balance at January 1	$145,310,745	$141,179,832
Conversions of preferred shares into common shares	—	1,816,016
Common shares issued under stock incentive plan and related tax benefits	952,292	1,217,712

Balance at March 31	$146,263,037	$144,213,560

Retained Earnings
Balance at January 1	$28,664,568	$16,166,517
Net Income	5,766,723	5,206,934
Cash dividends paid - common shares	(3,458,540)	(2,918,800)

Balance at March 31	$30,972,751	$18,454,651

Accumulated Other Comprehensive Income
Balance at January 1	$(1,921,060)	$(1,131,803)

Unrealized holding (losses)/gains
arising during the period:
Before tax	(3,416,732)	2,638,779
Tax effect	1,568,281	(1,211,199)

Net of tax	(1,848,451)	1,427,580

Reclassification adjustment for gains
included in net income:
Before tax	(196,680)	(536,304)
Tax effect	90,276	246,163

Net of tax	(106,404)	(290,141)

Unrealized (losses)/gains supplemental pension:
Before tax	(716,630)	636,063
Tax effect	328,935	(291,953)

Net of tax	(387,695)	344,110

Balance at March 31	$(4,263,610)	$349,746

Treasury Stock
Balance at January 1	$(42,939,969)	$(33,577,847)
Surrender of shares issued under
incentive compensation plan	(249,038)	(251,484)

Balance at March 31	$(43,189,007)	$(33,829,331)

Unearned Compensation
Balance at January 1	$(291,212)	$(894,976)
Amortization of unearned compensation	71,169	185,670

Balance at March 31	$(220,043)	$(709,306)

Total Shareholders’ Equity
Balance at January 1	$148,703,593	$143,262,007
Net changes during the period	804,543	5,005,282

Balance at March 31	$149,508,136	$148,267,289

See Notes to Consolidated Financial Statements.
6

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004

Operating Activities
Net Income	$5,766,723	$5,206,934
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Provision for loan losses	2,648,500	2,426,500
Depreciation and amortization of premises and equipment	454,454	419,137
Securities gains	(196,680)	(536,304)
Income from bank owned life insurance	(250,014)	(233,695)
Deferred income tax benefit	(189,692)	(149,565)
Net change in loans held for sale	10,443,818	(7,870,437)
Amortization of unearned compensation	71,169	185,670
Amortization of premiums on securities	266,241	333,904
Accretion of discounts on securities	(148,267)	(97,977)
Increase in accrued interest receivable	(382,324)	(349,692)
Decrease in accrued expenses and
other liabilities	(10,624,338)	(3,596,194)
Increase in other assets	(2,415,307)	(2,694,981)
Other, net	(636,733)	(251,484)

Net cash provided by (used in) operating activities	4,807,550	(7,208,184)

Investing Activities
Purchase of premises and equipment	(506,702)	(897,753)
Net increase in interest-bearing deposits
with other banks	(2,759,760)	(819,213)
Increase in Federal funds sold	(35,000,000)	—
Net decrease in loans held in portfolio	43,483,901	45,425,831
Decrease (Increase) in other real estate	232,238	(462,222)
Proceeds from prepayments, redemptions or maturities
of securities - held to maturity	22,878,255	29,621,561
Purchases of securities - held to maturity	(63,978,499)	(43,387,576)
Proceeds from sales of securities - available for sale	2,932,250	37,031,642
Proceeds from prepayments, redemptions or maturities
of securities - available for sale	16,658,176	12,592,171
Purchases of securities - available for sale	(8,361,260)	(63,180,944)

Net cash (used in) provided by investing activities	(24,421,401)	15,923,497

Financing Activities
Net decrease in noninterest-bearing deposits	(42,593,518)	(44,795,328)
Net increase in interest-bearing deposits	87,324,892	56,351,896
Decrease in Federal funds purchased	(32,500,000)	(10,000,000)
Net increase in securities sold under agreements
to repurchase	36,861,673	19,368,622
Net increase (decrease) in commercial paper and
other short-term borrowings	10,688,866	(45,852,381)
Net decrease in long-term borrowings	(20,000,000)	—
Proceeds from exercise of stock options	1,016,779	939,697
Cash dividends paid on common and preferred stock	(3,458,540)	(2,918,800)

Net cash provided by (used in) financing activities	37,340,152	(26,906,294)

Net increase (decrease) in cash and due from banks	17,726,301	(18,190,981)
Cash and due from banks - beginning of period	48,842,418	63,947,722

Cash and due from banks - end of period	$66,568,719	$45,756,741

Supplemental disclosures:
Interest paid	$5,584,920	$4,479,390
Income taxes paid	7,756,600	5,942,600

See Notes to Consolidated Financial Statements.
7

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

1.
The consolidated financial statements include the accounts of Sterling Bancorp (“the parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (“the bank”), after elimination of material intercompany transactions. The term “the Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2005 and 2004 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company effected a six-for-five stock split on December 8, 2004, a five-for-four stock split on September 10,2003 and paid stock dividends as follows: 20% on December 9, 2002; 10% on December 10, 2001; 10% on December 11, 2000; and 5% on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods have been restated to reflect the effect of the stock splits and stock dividends.

2.
At March 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 1 and Note 15 of the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation plans.

Three Months Ended March 31,	2005	2004

Net income available for
common shareholders	$5,766,723	$5,206,934
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(61,395)	(59,488)

Pro forma, net income	$5,705,328	$5,147,446

Earnings per average common share:
Basic- as reported	$0.32	$0.29
Basic- pro forma	0.31	0.28
Diluted- as reported	0.30	0.27
Diluted- pro forma	0.30	0.27

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

3.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31,

	2005	2004

Loans held for sale
Real estate-mortgage	$26,614,855	$48,426,817

Loans held in portfolio
Commercial and industrial	$556,229,669	$509,376,472
Lease financing	186,476,009	173,423,983
Real estate-mortgage	241,517,928	163,288,645
Real estate-construction	2,313,541	2,354,375
Installment	13,372,051	16,012,469
Loans to depository institutions	—	10,000,000

Loans held in portfolio, gross	999,909,198	874,455,944
Less unearned discounts	23,301,243	21,448,240

Loans held in portfolio, net of
unearned discounts	$976,607,955	$853,007,704

4.
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2005 year-to-date average interest-earning assets were 58.2% loans (corporate lending was 68.4% and real estate lending was 28.1% of total loans, respectively) and 40.6% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 67% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments for the three-month periods ended March 31, 2005 and 2004:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended March 31, 2005
Net interest income	$9,238,064	$4,854,012	$5,719,571	$19,811,647
Noninterest income	2,963,485	3,937,645	462,656	7,363,786
Depreciation and amortization	92,809	88,960	606	182,375
Segment income before taxes	3,833,990	4,581,958	7,648,608	16,064,556
Segment assets	678,858,374	317,412,358	857,394,953	1,853,665,685

Three Months Ended March 31, 2004
Net interest income	$8,343,016	$3,806,233	$6,400,231	$18,549,480
Noninterest income	2,925,051	3,703,428	849,373	7,477,852
Depreciation and amortization	60,781	99,771	—	160,552
Segment income before taxes	2,623,245	4,068,608	7,906,229	14,598,082
Segment assets	677,522,971	221,637,058	801,324,440	1,700,484,469

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended March 31,

	2005	2004

Net interest income:
Total for reportable operating segments	$19,811,647	$18,549,480
Other [1]	690,633	445,879

Consolidated net interest income	$20,502,280	$18,995,359

Noninterest income:
Total for reportable operating segments	$7,363,786	$7,477,852
Other [1]	632,414	746,257

Consolidated noninterest income	$7,996,200	$8,224,109

Income before taxes:
Total for reportable operating segments	$16,064,556	$14,598,082
Other [1]	(7,191,004)	(5,754,344)

Consolidated income before income taxes	$8,873,552	$8,843,738

Assets:
Total for reportable operating segments	$1,853,665,685	$1,700,484,469
Other [1]	47,586,571	35,920,393

Consolidated assets	$1,901,252,256	$1,736,404,862

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.
10

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

5.	The following information is provided in connection with the sales of available for sale securities:

Three Months Ended March 31,	2005	2004

Proceeds	$2,932,250	$37,031,642

Gross Gains	196,680	536,304

Gross Losses	—	—

6.	In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

7.	The following tables set forth the disclosures required for net periodic benefit cost and net benefit cost:

Three Months Ended March 31,	2005	2004

COMPONENTS OF NET PERIODIC COST
Service Cost	$403,843	$410,546
Interest Cost	509,493	516,744
Expected return on plan assets	(442,549)	(452,029)
Amortization of prior service cost	19,116	19,331
Recognized actuarial loss	207,354	209,121

Net periodic benefit cost	697,257	703,713

Settlement gain	—	(1,331,190)

Net benefit cost	$697,257	$(627,477)

The Company previously disclosed in its financial statements for the year ended December 31,2004, that it expected to contribute approximately $3,000,000 to the defined benefit pension plan in 2005. No contribution has been made as of March 31, 2005.

8.
In April, 2005, the Securities and Exchange Commission (the “SEC”) delayed the compliance date of SFAS No. 123R, Share-Based Payment. SFAS No. 123R was originally scheduled to be effective as of the first interim or annual reporting period beginning after June 15, 2005. As a result of the SEC’s action, SFAS No. 123R will be effective for the Company beginning January 1, 2006. SFAS No. 123R provides alternative transition methods and the Company has not yet determined which transition method it will apply upon adoption of SFAS No. 123R. The impact on the Company’s consolidated financial statements will depend on the transition method selected.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (“the parent company”), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank (“the bank”). Throughout this discussion and analysis, the term “the Company” refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations as well as to reflect the effect of the six-for-five stock split effected on December 8, 2004.

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

For the three months ended March 31, 2005, the bank’s average earning assets represented approximately 96.5% of the Company’s average earning assets. Loans represented 58.2% and investment securities represented 40.6% of the bank’s average earning assets for the first quarter of 2005.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on Page 22. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 21.

Comparisons of the Three Months Ended March 31, 2005 and 2004

The Company reported net income for the three months ended March 31, 2005 of $5.8 million, representing $0.30 per share, calculated on a diluted basis, compared to $5.2 million, or $0.27 per share calculated on a diluted basis, for the first quarter of 2004. This increase reflects continued growth in net interest income and a lower provision for income taxes which more than offset a decrease in noninterest income and increases in the provision for loan losses and in noninterest expenses.

Net Interest Income

Net interest income on a tax-equivalent basis, increased to $20.7 million for the first quarter of 2005 from $19.2 million for the 2004 period, due to higher average earning assets outstanding coupled with lower average cost of funding partially offset by higher rates paid on interest-bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 4.91% for the first three months of 2005 compared to 4.90% for the 2004 period. The increase in the net interest margin was primarily the result of the impact of the higher interest rate environment in 2005, and of an increase in average loan outstandings partially offset by the impact of higher average interest-bearing deposits.

Total interest income, on a tax-equivalent basis, aggregated $26.4 million for the first three months of 2005, up from $23.8 million for the 2004 period. The tax-equivalent yield on interest-earning assets was 6.32% for the first quarter of 2005 compared to 6.09% for the 2004 period.

Interest earned on the loan portfolio amounted to $18.4 million for the first three months of 2005, up $3.3 million from a year ago. Average loan balances amounted to $993.0 million an increase of $130.4 million from an average of $862.6 million in the prior year period. The increase in average loans, (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $2.2 million of the $3.3 million increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 7.72% for the first quarter of 2005 from 7.22% for the 2004 period was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and the higher interest rate environment in 2005.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $7.9 million for the first quarter of 2005 from $8.6 million in the prior year period. The decrease in yields on most of the securities portfolio reflects the impact of purchases made during the lower rate environment on average in 2004. Average outstandings decreased to $692.6 million (40.6% of average earning assets for the first quarter of 2005) from $695.1 million (43.9% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.3 years at March 31, 2005 compared to 3.4 years at March 31, 2004, reflecting the impact of purchases made during 2004.

Total interest expense increased to $5.7 million for the first three months of 2005 from $4.5 million for the 2004 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $3.5 million for the first quarter of 2005 from $2.5 million for the 2004 period due to an increase in average balances, primarily for time deposits, coupled with an increase in the cost of those funds. Average interest-bearing deposit balances increased to $894.2 million for the first quarter of 2005 from $793.7 million in the 2004 period primarily the result of the Company’s branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.57%

which was 32 basis points higher than the prior year period. The increase in average cost of deposits reflects higher interest rate environment during 2005.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first three months of 2005 increased to $2.6 million from $2.4 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic onditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $8.0 million for the first quarter of 2005 from $8.2 million in the 2004 period, primarily due to lower gains on sales of available for sale securities. Partially offsetting this decrease were higher revenues from mortgage banking activities and fees for deposit services.

Noninterest Expenses

Noninterest expenses increased $1.0 million for the first quarter of 2005 when compared to the 2004 period. The increase was primarily due to higher professional fees related to compliance efforts and investments in the Sterling franchise, including the new branches, with higher expenses related to salaries and occupancy costs.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2005 decreased by $0.5 million from the 2004 period because a greater portion of employee benefits expense for the first quarter of 2005 is deductible for income tax purposes.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. In 2004, the Company undertook certain balance sheet initiatives designed to reduce the risks associated with rising interest rates and to react to a flattening yield curve. Since January 1, 2004 the Company sold approximately $87.3 million of mortgage-backed securities with average lives ranging between 4 years and 7 years and with yields between 4.25% and 5.94%. The proceeds from these sales along with principal prepayments were utilized to purchase mortgage-backed securities with average lives ranging between 1.8 years and 5.2 years at yields between 3.56% and 5.03%. At March 31, 2005, the Company’s portfolio of securities totaled $706.6 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 4.7 years amounted to $599.6 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $2.2 million and $8.1 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. “Available for sale” securities included gross unrealized gains of $1.2 million and gross unrealized losses of $4.6 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

March 31, 2005	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Obligations of U.S. govern- ment corporations and agencies — mortgage-backed securities	$120,542,814	$573,969	$2,001,289	$119,115,494
Obligations of U.S. govern-
ment corporations and
agencies — collateralized
mortgage obligations	41,313,621	—	2,039,851	39,273,770
Obligations of state and
political institutions	26,019,503	584,167	258	26,603,412
Other debt securities	26,995,640	—	525,327	26,470,313
Federal Reserve Bank and
other equity securities	7,623,242	18,486	—	7,641,728

Total	$222,494,820	$1,176,622	$4,566,725	$219,104,717

The following table presents information regarding securities held to maturity:

March 31, 2005	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Obligations of U.S. govern- ment corporations and agencies — mortgage-backed securities	$386,830,159	$2,244,968	$5,321,827	$383,753,300
Obligations of U.S. govern- ment corporations and agencies — collateralized mortgage obligations	54,379,198	—	2,086,856	52,292,342
Other Debt securities	44,992,033	—	671,721	44,320,312
Debt securities issued by
foreign governments	1,250,000	—	—	1,250,000

Total	$487,451,390	$2,244,968	$8,080,404	$481,615,954

Loan Portfolio

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.

The Company’s commercial and industrial loan portfolio represents approximately 55% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The Company’s real estate loan portfolio, which represents approximately 27% of all loans, is secured by mortgages on real property located principally in the states of New York and Virginia. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of all loans. The collateral securing any loan may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31,

	2005		2004

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$555,981	55.5%	$508,879	56.4%
Equipment lease financing	163,425	16.3	152,483	16.9
Real estate - mortgage	268,133	26.7	211,712	23.5
Real estate - construction	2,314	0.2	2,354	0.3
Installment - individuals	13,370	1.3	16,007	1.8
Loans to depository institutions	—	—	10,000	1.1

Loans, net of unearned discounts	$1,003,223	100.0%	$901,435	100.0%

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

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses includes, but is not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2005, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.72% and the allowance was $16.8 million. At such date, the Company’s nonaccrual loans amounted to $3.4 million; $1.1 million of such loans was judged to be impaired within the scope of SFAS No. 114. Loans 90 days past due and still accruing amounted to $1.3 million. Nonacrrual loans and loans 90 days past due and still accruing include leases, in the amount of $0.7 million and $1.1 million, respectively, of telecommunications equipment from a company that went into bankruptcy in July 2004. The service provider to the lessees discontinued service, resulting in the failure of certain lessees to make payments. While pursuing collection of the lease payments, past due amounts accrue. Legal action is typically commenced against lessees whose accounts are not paid within 180 days and are placed in nonaccrual status. Lessees remain unconditionally obligated to make payments. All are creditworthy and personally guaranteed; the reported delinquencies are not due to credit issues. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 2005. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first quarter of 2005. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $3.8 million at March 31, 2005.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

             The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2005		2004

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$468,714	33.7%	$429,297	35.1%
NOW	152,607	11.0	133,189	10.9
Savings	28,864	2.1	34,216	2.8
Money market	251,105	18.1	199,206	16.3
Time deposits	484,283	34.9	424,389	34.7

Total domestic deposits	1,385,573	99.8	1,220,297	99.8

Foreign
Time deposits	3,010	0.2	3,000	0.2

Total deposits	$1,388,583	100.0%	$1,223,297	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 21.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 23. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from “well capitalized” to “critically under capitalized”, are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2005, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in the financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties indicated from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Three Months Ended March 31, (Unaudited)

	2005			2004

ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$2,380	$6	1.05%	$3,429	$4	0.94%

Securities available for sale	204,234	2,214	4.34	290,099	3,353	4.55
Securities held to maturity	461,968	5,210	4.51	374,141	4,706	5.09
Securities tax-exempt [2]	26,432	470	7.21	30,901	575	7.48

Total investment securities	692,634	7,894	4.56	695,141	8,634	4.97
Federal funds sold	18,556	110	2.37	20,989	50	0.95
Loans, net of unearned discounts [3]	993,046	18,376	7.72	862,599	15,082	7.22

TOTAL INTEREST-EARNING ASSETS	1,706,616	26,386	6.32%	1,582,158	23,770	6.09%

Cash and due from banks	64,038			66,657
Allowance for loan losses	(17,246)			(15,322)
Goodwill	21,158			21,158
Other assets	80,115			67,859

TOTAL ASSETS	$1,854,681			$1,722,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$29,034	25	0.35%	$32,947	32	0.39%
NOW	142,205	194	0.55	134,021	154	0.46
Money market	226,516	410	0.73	209,946	370	0.71
Time	493,471	2,814	2.31	413,758	1,909	1.86
Foreign Time	3,002	8	1.09	3,000	8	1.07

Total interest-bearing deposits	894,228	3,451	1.57	793,672	2,473	1.25

Borrowings
Securities sold under agreements to repurchase - customers	85,763	337	1.59	75,369	211	1.13
Securities sold under agreements to repurchase - dealers	38,461	249	2.62	36,550	105	1.15
Federal funds purchased	3,336	21	2.53	5,906	16	1.08
Commercial paper	35,603	160	1.82	23,419	63	1.08
Other short-term debt	775	5	2.62	24,746	112	1.82
Long-term debt	122,552	1,479	4.83	135,774	1,559	4.59

Total borrowings	286,490	2,251	3.16	301,764	2,066	2.74

TOTAL INTEREST-BEARING LIABILITIES	1,180,718	5,702	1.95%	1,095,436	4,539	1.67%

Noninterest-bearing deposits	436,509			402,110
Other liabilities	89,909			81,137

Total liabilities	1,707,136			1,578,683

Shareholders’ equity	147,545			143,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,854,681			$1,722,510

Net interest income/spread		20,684	4.37%		19,231	4.42%

Net yield on interest-earning assets (margin)			4.91%			4.90%

Less: Tax equivalent adjustment		182			236

Net interest income		$20,502			$18,995

[1]	The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
21

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited) (in thousands)

	Increase/(Decrease) Three Months Ended March 31, 2005 to March 31, 2004

	Volume	Rate	Net [2]

INTEREST INCOME Interest-bearing deposits with other banks	$—	$2	$2

Securities available for sale	(990)	(149)	(1,139)
Securities held to maturity	1,042	(538)	504
Securities tax-exempt	(85)	(20)	(105)

Total investment securities	(33)	(707)	(740)

Federal funds sold	(8)	68	60

Loans, net of unearned discounts [3]	2,209	1,085	3,294

TOTAL INTEREST INCOME	$2,168	$448	$2,616

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(4)	$(3)	$(7)
NOW	8	32	40
Money market	29	11	40
Time	391	514	905
Foreign Time	—	—	—

Total interest-bearing deposits	424	554	978

Borrowings
Securities sold under agreements to repurchase – customers	31	95	126
Securities sold under agreements to repurchase – dealers	4	140	144
Federal funds purchased	(9)	14	5
Commercial paper	41	56	97
Other short-term debt	(141)	34	(107)
Long-term debt	(162)	82	(80)

Total borrowings	(236)	421	185

TOTAL INTEREST EXPENSE	$188	$975	$1,163

NET INTEREST INCOME	$1,980	$(527)	$1,453

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
22

STERLING BANCORP AND SUBSIDIARIES Regulatory Capital and Ratios

Ratios and Minimums (dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of March 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
The Company	$172,171	14.81%	$92,993	8.00%	$116,241	10.00%
The bank	135,102	12.38	87,302	8.00	109,128	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	157,613	13.56	46,496	4.00	69,745	6.00
The bank	121,433	11.13	43,651	4.00	65,477	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	157,613	8.60	73,341	4.00	91,676	5.00
The bank	121,433	6.88	70,558	4.00	88,198	5.00

As of December 31, 2004

Total Capital (to Risk Weighted Assets):
The Company	$169,226	14.35%	$94,334	8.00%	$117,917	10.00%
The bank	129,267	11.56	89,466	8.00	111,832	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	154,467	13.10	47,167	4.00	70,750	6.00
The bank	115,262	10.31	44,733	4.00	67,099	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	154,467	8.49	72,792	4.00	90,990	5.00
The bank	115,262	6.56	70,270	4.00	87,837	5.00
23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2005, presented on page 28, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

As part of its interest rate risk strategy, the Company may use financial instrument derivatives to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related balance sheet assets being hedged. The Company has written policy guidelines, approved by the Board of Directors, governing the use of financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. During the first quarter of 2005, the Company did not enter into any derivative contracts to hedge its interest rate risk. At March 31, 2005 and 2004, the Company was not a party to any derivative contracts to hedge its interest rate risk.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2005, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.3% ($1.9 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 2.8% ($2.3 million) decline from an unchanged rate environment.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve shape could adversely affect the Company’s results in 2005.

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

At March 31, 2005, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $39.2 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $30.6 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2005:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$90,000	$—	$10,000	$—	$80,000
Operating Leases	28,817	3,479	6,751	6,283	12,304

Total Contractual Cash Obligations	$118,817	$3,479	$16,751	$6,283	$92,304

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2005:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential loans	$37,238	$37,238	$—	$—	$—
Commercial Loans	19,423	14,227	3,322	1,874	—

Total Loans	56,661	51,465	3,322	1,874	—
Standby Letters of Credit	39,056	36,548	2,508	—	—
Other Commercial Commitments	9,402	9,380	—	—	22

Total Commercial Commitments	$105,119	$97,393	$5,830	$1,874	$22

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$4,089	$—	$—	$—	$—	$4,089
Federal funds sold	35,000	—	—	—	—	35,000
Investment securities	4,821	6,950	134,151	550,992	9,642	706,556
Loans, net of unearned discounts
Commercial and industrial	541,359	1,109	13,754	7	(248)	555,981
Loans to depository institutions	—	—	—	—	—	—
Lease financing	2,627	15,296	159,419	9,134	(23,051)	163,425
Real estate	93,408	9,268	131,812	35,959	—	270,447
Installment	13,372	—	—	—	(2)	13,370
Noninterest-earning assets and allowance for loan losses	—	—	—	—	152,384	152,384

Total Assets	694,676	32,623	439,136	596,092	138,725	1,901,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	28,864	—	—	28,864
NOW [1]	—	—	152,607	—	—	152,607
Money market [1]	205,811	—	45,294	—	—	251,105
Time - domestic	190,989	185,456	107,785	53	—	484,283
- foreign	1,365	1,645	—	—	—	3,010
Securities sold u/a/r - customers	82,981	—	—	—	—	82,981
Securities sold u/a/r - dealers	43,697	—	—	—	—	43,697
Federal funds purchased	—	—	—	—	—	—
Commercial paper	38,810	—	—	—	—	38,810
Other short-term borrowings	387	—	—	—	—	387
Long-term borrowings - FHLB	—	—	10,000	80,000	25,774	115,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	699,734	699,734

Total Liabilities and Shareholders’ Equity	564,040	187,101	344,550	80,053	725,508	1,901,252

Net Interest Rate Sensitivity Gap	$130,636	$(154,478)	$94,586	$516,039	$(586,783)	$—

Cumulative Gap March 31, 2005	$130,636	$(23,842)	$70,744	$586,783	$—	$—

Cumulative Gap March 31, 2004	$151,382	$16,414	$28,952	$573,491	$—	$—

Cumulative Gap December 31, 2004	$250,603	$160,810	$187,606	$663,246	$—	$—

[1]	Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.
28

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, and the identification of a material weakness in the Company’s internal control over financial reporting as of December 31, 2004 (relating to inadequate resources for controls over the accounting for Company-owned split-dollar life insurance policies on the lives of certain officers of the Company) described in Item 9A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a discussion of the reasons and matters on which this conclusion was based, see Item 9A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A.

The Company is currently working to eliminate the material weakness referred to above, and the following changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2005: The Company developed and implemented procedures for monthly expensing of premiums paid and or prepaid for Company-owned split-dollar life insurance policies on the lives of certain officers of the Company, retained actuarial assistance in determining the appropriate amounts to be expensed in respect of the Company’s obligations to pay future premiums on split-dollar life insurance policies issued as part of a transaction in which an officer relinquishes his right to receive pension payments in exchange for the insurance policy and in respect of the Company’s obligations to pay future post-retirement premiums on certain split-dollar life insurance policies, and retained life insurance consultants for assistance in determining the appropriate amounts to be credited in respect of increases in the cash surrender values of these various policies.

The Company will conduct tests of these new procedures and other changes to its internal control over financial reporting. The Company intends also to add personnel with greater expertise in accounting for employee benefits and related transactions under generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this report:

	3.	(i)	Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004 (Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

		(ii)	By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii)(A) to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

	11.		Statement Re: Computation of Per Share Earnings.

	31.		Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).

	32.		Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP
(Registrant)

Date	May 10, 2005	/s/	Louis J. Cappelli
	———————————		———————————————
Louis J. Cappelli Chairman and Chief Executive Officer

Date	May 10, 2005	/s/	John W. Tietjen
	———————————		———————————————
John W. Tietjen Executive Vice President, Treasurer and Chief Financial Officer
31

STERLING BANCORP AND SUBSIDIARIES EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	33

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).	34

32	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	36
32