Form 10-Q
period 2005-06-30
STERLING BANCORP
filed 2005-08-09
CIK 93451

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	13-2565216

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108

(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2005 there were 18,343,644 shares of common stock, $1.00 par value, outstanding.

STERLING BANCORP

2

STERLING BANCORP AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)

ASSETS	June 30, 2005	December 31, 2004

Cash and due from banks	$51,543,500	$48,842,418
Interest-bearing deposits with other banks	1,039,494	1,329,103
Securities available for sale (at estimated fair value;
pledged: $98,669,059 in 2005 and $64,933,098 in 2004)	213,946,601	233,762,171
Securities held to maturity (pledged: $195,810,300 in 2005
and $122,309,904 in 2004) (estimated fair value:
$511,541,046 in 2005 and $448,173,450 in 2004)	511,299,854	446,457,563

Total investment securities	725,246,455	680,219,734

Loans held for sale	36,767,212	37,058,673

Loans held in portfolio, net of unearned discounts	1,008,194,415	1,022,286,479
Less allowance for loan losses	16,155,924	16,328,528

Loans, net	992,038,491	1,005,957,951

Customers’ liability under acceptances	466,576	628,965
Excess cost over equity in net assets of the
banking subsidiary	21,158,440	21,158,440
Premises and equipment, net	10,914,468	10,674,708
Other real estate	295,052	766,620
Accrued interest receivable	5,649,933	5,604,781
Bank owned life insurance	26,766,434	26,553,145
Other assets	36,925,413	32,317,224

	$1,908,811,468	$1,871,111,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$457,565,468	$511,307,018
Interest-bearing deposits	917,072,606	832,544,097

Total deposits	1,374,638,074	1,343,851,115
Securities sold under agreements to repurchase - customers	63,502,457	55,934,170
Securities sold under agreements to repurchase - dealers	74,728,000	33,882,000
Federal funds purchased	20,000,000	32,500,000
Commercial paper	36,533,429	25,991,038
Other short-term borrowings	1,447,862	2,517,375
Acceptances outstanding	466,576	628,965
Accrued expenses and other liabilities	76,915,522	91,329,506
Long-term debt	105,774,000	135,774,000

Total liabilities	1,754,005,920	1,722,408,169

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares;
issued 20,055,849 and 19,880,521 shares, respectively	20,055,849	19,880,521
Capital surplus	148,247,129	145,310,745
Retained earnings	33,523,972	28,664,568
Accumulated other comprehensive loss, net of tax	(2,935,155)	(1,921,060)

	198,891,795	191,934,774

Less
and 1,642,996 shares, respectively	43,932,216	42,939,969
Unearned compensation	154,031	291,212

Total shareholders’ equity	154,805,548	148,703,593

	$1,908,811,468	$1,871,111,762

See Notes to Consolidated Financial Statements.
3

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

INTEREST INCOME
Loans	$19,477,434	$15,412,372	$37,853,849	$30,494,367
Investment securities
Available for sale	2,467,142	3,453,895	4,968,786	7,145,715
Held to maturity	5,732,568	4,677,056	10,942,791	9,383,464
Federal funds sold	112,635	5,794	222,496	56,136
Deposits with other banks	15,918	3,067	22,101	7,176

Total interest income	27,805,697	23,552,184	54,010,023	47,086,858

INTEREST EXPENSE
Deposits	4,086,077	2,373,990	7,537,672	4,847,135
Securities sold under agreements to repurchase	837,025	365,728	1,422,672	681,360
Federal funds purchased	157,251	47,553	178,033	63,443
Commercial paper	222,421	78,597	382,487	141,359
Other short-term borrowings	61,293	93,377	66,296	205,571
Long-term debt	1,376,312	1,559,683	2,855,265	3,119,375

Total interest expense	6,740,379	4,518,928	12,442,425	9,058,243

Net interest income	21,065,318	19,033,256	41,567,598	38,028,615
Provision for loan losses	2,005,500	2,470,500	4,654,000	4,897,000

Net interest income after provision for loan losses	19,059,818	16,562,756	36,913,598	33,131,615

NONINTEREST INCOME
Factoring income	1,636,795	1,767,472	3,054,109	3,194,341
Mortgage banking income	4,558,000	3,914,419	8,433,847	7,545,810
Service charges on deposit accounts	1,258,230	1,159,177	2,455,254	2,222,520
Trade finance income	541,812	518,000	962,266	1,010,807
Trust fees	151,245	166,038	323,523	347,735
Other service charges and fees	381,054	480,825	683,314	955,229
Bank owned life insurance income	437,350	243,039	687,364	476,734
Securities gains	—	148,500	196,680	684,804
Other income	349,068	149,136	513,397	332,735

Total noninterest income	9,313,554	8,546,606	17,309,754	16,770,715

NONINTEREST EXPENSES
Salaries	8,198,595	7,384,743	16,355,198	15,061,852
Employee benefits	2,344,658	2,329,505	4,094,863	4,255,643

Total personnel expense	10,543,253	9,714,248	20,450,061	19,317,495
Occupancy expenses, net	1,348,464	1,234,072	2,663,146	2,463,710
Equipment expenses	830,747	658,105	1,594,905	1,414,259
Advertising and marketing	1,014,070	924,463	2,130,393	2,017,923
Professional fees	1,434,229	1,073,961	2,965,408	1,987,632
Data processing fees	325,368	300,483	582,878	587,943
Stationery and printing	238,199	194,434	432,298	461,005
Communications	484,533	391,466	867,814	798,193
Other expenses	1,971,803	1,700,005	3,480,191	3,092,307

Total noninterest expenses	18,190,666	16,191,237	35,167,094	32,140,467

Income before income taxes	10,182,706	8,918,125	19,056,258	17,761,863
Provision for income taxes	4,126,553	2,353,524	7,233,382	5,990,328

Net income	$6,056,153	$6,564,601	$11,822,876	$11,771,535

Average number of common shares outstanding
Basic	18,344,269	18,364,046	18,302,824	18,266,196
Diluted	19,002,691	19,182,695	18,913,957	19,164,235
Earnings per average common share
Basic	$0.33	$0.35	$0.65	$0.64
Diluted	0.33	0.34	0.63	0.61
Dividends per common share	0.19	0.16	0.38	0.32

See Notes to Consolidated Financial Statements.
4

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Income	$6,056,153	$6,564,601	$11,822,876	$11,771,535

Other comprehensive income, net of tax:
Unrealized holding (losses)/gains arising during the period	1,495,155	(4,981,422)	(353,296)	(3,553,842)

Reclassification adjustment for gains included in net income	—	(80,338)	(106,404)	(370,479)

Unrealized (losses)/gains supplemental pension	(166,700)	(98,723)	(554,395)	245,387

Comprehensive income	$7,384,608	$1,404,118	$10,808,781	$8,092,601

See Notes to Consolidated Financial Statements.
5

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Six Months Ended June 30,
	2005	2004

Preferred Stock
Balance at January 1	$—	$2,244,320
Conversions of Series D shares	—	(2,244,320)

Balance at June 30	$—	$—

Common Stock
Balance at January 1	$19,880,521	$19,275,964
Conversions of preferred shares into common shares	—	428,304
Common shares issued under stock incentive plan	175,328	121,630

Balance at June 30	$20,055,849	$19,825,898

Capital Surplus
Balance at January 1	$145,310,745	$141,179,832
Conversions of preferred shares into common shares	—	1,816,016
Common shares issued under stock incentive plan and related tax benefits	2,936,384	1,773,185

Balance at June 30	$148,247,129	$144,769,033

Retained Earnings
Balance at January 1	$28,664,568	$16,166,517
Net Income	11,822,876	11,771,535
Cash dividends paid - common shares	(6,963,472)	(5,790,853)
- preferred shares	—	—

Balance at June 30	$33,523,972	$22,147,199

Accumulated Other Comprehensive Income
Balance at January 1	$(1,921,060)	$(1,131,803)

Unrealized holding (losses)/gains arising during the period:
Before tax	(657,636)	(6,569,026)
Tax effect	304,340	3,015,184

Net of tax	(353,296)	(3,553,842)

Reclassification adjustment for gains included in net income:
Before tax	(196,680)	(684,804)
Tax effect	90,276	314,325

Net of tax	(106,404)	(370,479)

Unrealized (losses) /gains supplemental pension:
Before tax	(1,026,840)	453,580
Tax effect	472,445	(208,193)

Net of tax	(554,395)	245,387

Balance at June 30	$(2,935,155)	$(4,810,737)

Treasury Stock
Balance at January 1	$(42,939,969)	$(33,577,847)
Purchase of common shares	(547,460)	(8,310,004)
Surrender of shares issued under incentive compensation plan	(444,787)	(409,258)

Balance at June 30	$(43,932,216)	$(42,297,109)

Unearned Compensation
Balance at January 1	$(291,212)	$(894,976)
Amortization of unearned compensation	137,181	371,340

Balance at June 30	$(154,031)	$(523,636)

Total Shareholders’ Equity
Balance at January 1	$148,703,593	$143,262,007
Net changes during the period	6,101,955	(4,151,359)

Balance at June 30	$154,805,548	$139,110,648

See Notes to Consolidated Financial Statements.
6

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004

Operating Activities
Net Income	$11,822,876	$11,771,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,654,000	4,897,000
Depreciation and amortization of premises and equipment	1,006,556	865,456
Securities gains	(196,680)	(684,804)
Income from bank owned life insurance	(687,364)	(476,734)
Deferred income tax benefit	(1,463,038)	(848,954)
Net change in loans held for sale	291,461	(3,901,403)
Amortization of unearned compensation	137,181	371,340
Amortization of premiums on securities	480,003	834,498
Accretion of discounts on securities	(296,378)	(238,570)
Increase in accrued interest receivable	(45,152)	(186,926)
Decrease in accrued expenses and other liabilities	(14,413,984)	(1,899,331)
Increase in other assets	(2,750,536)	(3,406,393)
Other, net	465,604	416,446

Net cash (used in) provided by operating activities	(995,451)	7,513,160

Investing Activities
Purchase of premises and equipment	(1,246,316)	(1,924,162)
Net decrease (increase) in interest-bearing deposits with other banks	289,609	(504,207)
Net decrease (increase) in loans held in portfolio	9,265,460	(6,908,114)
Decrease (Increase) in other real estate	471,568	(203,166)
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	47,443,324	77,816,013
Purchases of securities - held to maturity	(112,476,006)	(103,447,707)
Proceeds from sales of securities - available for sale	2,932,250	47,105,146
Proceeds from prepayments, redemptions or maturities of securities - available for sale	41,938,821	49,902,606
Purchases of securities - available for sale	(25,706,370)	(91,485,434)

Net cash (used in) investing activities	(37,087,660)	(29,649,025)

Financing Activities
Net decrease in noninterest-bearing deposits	(53,741,550)	(29,748,695)
Net increase in interest-bearing deposits	84,528,509	73,794,522
Decrease in Federal funds purchased	(12,500,000)	(10,000,000)
Net increase in securities sold under agreements to repurchase	48,414,287	45,478,340
Net increase in commercial paper and other short-term borrowings	9,472,878	(33,944,884)
Net decrease in long-term borrowings	(30,000,000)	—
Purchase of treasury stock	(547,460)	(8,310,004)
Proceeds from exercise of stock options	2,121,001	1,314,499
Cash dividends paid on common stock	(6,963,472)	(5,790,853)

Net cash provided by financing activities	40,784,193	32,792,925

Net increase in cash and due from banks	2,701,082	10,657,060
Cash and due from banks - beginning of period	48,842,418	63,947,722

Cash and due from banks - end of period	$51,543,500	$74,604,782

Supplemental disclosures:
Interest paid	$11,720,360	$8,945,095
Income taxes paid	10,501,100	10,614,100

See Notes to Consolidated Financial Statements.
7

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

1.
The consolidated financial statements include the accounts of Sterling Bancorp (“the parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (“the bank”), after elimination of material intercompany transactions. The term “the Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 2005 and 2004 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company effected a six-for-five stock split on December 8, 2004, a five-for-four stock split on September 10,2003 and paid stock dividends as follows: 20% on December 9, 2002; 10% on December 10, 2001; 10% on December 11, 2000; and 5% on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods presented, reflect the effect of the stock splits and stock dividends.

2.
At June 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 1 and Note 15 of the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation plans.

Three Months Ended June 30,	2005	2004

Net income available for common shareholders	$6,056,153	$6,564,601
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61,395)	(55,938)

Pro forma, net income	$5,994,758	$6,508,663

Earnings per average common share:
Basic- as reported	$0.33	$0.35
Basic- pro forma	0.33	0.35
Diluted- as reported	0.33	0.34
Diluted- pro forma	0.32	0.34
8

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30,	2005	2004

Net income available for common shareholders	$11,822,876	$11,771,535
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122,790)	(115,426)

Pro forma, net income	$11,700,086	$11,656,109

Earnings per average common share:
Basic- as reported	$0.65	$0.64
Basic- pro forma	0.64	0.63
Diluted- as reported	0.63	0.61
Diluted- pro forma	0.62	0.61

3.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30,

	2005	2004

Loans held for sale
Real estate-mortgage	$36,767,212	$44,457,783

Loans held in portfolio
Commercial and industrial	$547,377,444	$560,670,257
Lease financing	190,449,866	180,223,253
Real estate-mortgage	254,044,939	167,778,306
Real estate-construction	2,310,464	2,341,340
Installment	11,463,248	14,734,012
Loans to depository institutions	27,000,000	—

Loans held in portfolio, gross	1,032,645,961	925,747,168

Less unearned discounts	24,451,546	22,610,975

Loans held in portfolio, net of unearned discounts	$1,008,194,415	$903,136,193

4.	In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

5.
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2005 year-to-date average interest-earning assets were 57.8% loans (corporate lending was 67.5% and real estate lending was 28.9% of total loans, respectively) and 41.0% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 67% of loans are to borrowers located in the metropolitan New York area. In order to comply with SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following tables provide certain information regarding the Company’s operating segments for the three - and six - month periods ended June 30, 2005 and 2004:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended June 30, 2005
Net interest income	$9,752,277	$5,358,477	$5,727,296	$20,838,050
Noninterest income	3,159,755	4,675,451	680,231	8,515,437
Depreciation and amortization	97,688	90,610	612	188,910
Segment income before taxes	4,705,504	5,282,423	6,101,047	16,088,974
Segment assets	694,763,164	341,785,149	849,383,287	1,885,931,600

Three Months Ended June 30, 2004
Net interest income	$8,953,093	$3,856,463	$6,049,927	$18,859,483
Noninterest income	3,249,504	3,973,944	433,222	7,656,670
Depreciation and amortization	80,383	99,944	—	180,327
Segment income before taxes	4,964,638	4,138,794	6,374,206	15,477,638
Segment assets	712,537,790	255,535,670	810,066,256	1,778,139,716

Six Months Ended June 30, 2005
Net interest income	$19,467,643	$10,212,489	$11,446,867	$41,126,999
Noninterest income	6,123,240	8,613,096	1,204,524	15,940,860
Depreciation and amortization	190,497	179,570	1,218	371,285
Segment income before taxes	9,597,139	10,381,926	12,174,464	32,153,529
Segment assets	694,763,164	341,785,149	849,383,287	1,885,931,600

Six Months Ended June 30, 2004
Net interest income	$17,563,043	$7,662,696	$12,450,158	$37,675,897
Noninterest income	6,174,555	7,677,372	1,282,595	15,134,522
Depreciation and amortization	141,164	199,715	—	340,879
Segment income before taxes	8,426,200	8,207,402	13,442,118	30,075,720
Segment assets	712,537,790	255,535,670	810,066,256	1,778,139,716

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net interest income:
Total for reportable operating segments	$20,838,050	$18,859,483	$41,126,999	$37,675,897
Other [1]	227,268	173,773	440,599	352,718

Consolidated net interest income	$21,065,318	$19,033,256	$41,567,598	$38,028,615

Noninterest income:
Total for reportable operating segments	$8,515,437	$7,656,670	$15,940,860	$15,134,522
Other [1]	798,117	889,936	1,368,894	1,636,193

Consolidated noninterest income	$9,313,554	$8,546,606	$17,309,754	$16,770,715

Income before taxes:
Total for reportable operating segments	$16,088,974	$15,477,638	$32,153,529	$30,075,720
Other [1]	(5,906,268)	(6,559,513)	(13,097,271)	(12,313,857)

Consolidated income before income taxes	$10,182,706	$8,918,125	$19,056,258	$17,761,863

Assets:
Total for reportable operating segments	$1,885,931,600	$1,778,139,716	$1,885,931,600	$1,778,139,716
Other [1]	22,879,868	21,326,226	22,879,868	21,326,226

Consolidated assets	$1,908,811,468	$1,799,465,942	$1,908,811,468	$1,799,465,942

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

6.	The following information is provided in connection with the sales of available for sale securities:

Three Months Ended June 30,	2005	2004

Proceeds	$—	$10,073,504

Gross Gains	—	148,500

Gross Losses	—	—

Six Months Ended June 30,	2005	2004

Proceeds	$2,932,250	$47,105,146

Gross Gains	196,680	684,804

Gross Losses	—	—
11

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.	The following tables set forth the disclosures required for net periodic benefit cost and net benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

COMPONENTS OF NET PERIODIC COST
Service Cost	$403,843	$392,495	$807,686	$803,041
Interest Cost	509,493	497,743	1,018,986	1,014,487
Expected return on plan assets	(442,549)	(423,490)	(885,098)	(875,519)
Amortization of prior service cost	19,116	19,331	38,232	38,662
Recognized actuarial loss	207,354	217,970	414,708	427,091

Net periodic benefit cost	697,257	704,049	1,394,514	1,407,762
Settlement gain	—	—	—	(1,331,190)

Net benefit cost	$697,257	$704,049	$1,394,514	$76,572

The Company previously disclosed in its financial statements for the year ended December 31,2004, that it expected to contribute approximately $3,000,000 to the defined benefit pension plan in 2005. No contribution has been made as of June 30, 2005.

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

9.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 establishes retrospective application as the required method for reporting a voluntary change in accounting principle and for adopting a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition guidance. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS No. 154 on January 1, 2006.

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

For the three months ended June 30, 2005, the bank’s average earning assets represented approximately 96.4% of the Company’s average earning assets. Loans represented 56.0% and investment securities represented 42.9% of the bank’s average earning assets for the three months ended June 30, 2005.

For the six months ended June 30, 2005, the bank’s average earning assets represented approximately 96.5% of the Company’s average earning assets. Loans represented 56.3% and investment securities represented 42.5% of the bank’s average earning assets for the six months ended June 30, 2005.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 27 and 28. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 25 and 26.

Comparisons of the Three Months Ended June 30, 2005 and 2004

The Company reported net income for the three months ended June 30, 2005 of $6.1 million, representing $0.33 per share, calculated on a diluted basis, compared to $6.6 million, or $0.34 per share calculated on a diluted basis, for the second quarter of 2004. Net income benefitted from continued growth in net interest income, a lower provision for loan losses and higher noninterest income, but these benefits were more than offset by increases in the provision for income taxes and in noninterest expenses.

Net Interest Income

Net interest income, on a tax-equivalent basis, increased to $21.2 million for the second quarter of 2005 from $19.2 million for the 2004 period, due to higher average earning assets outstanding coupled with higher average yield on loans partially offset by higher balances for interest-bearing deposits coupled with higher rates paid on interest-bearing deposit balances and borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.84% for the second quarter of 2005 compared to 4.75% for the 2004 period. The increase in the net interest margin was primarily the result of the impact of the higher interest rate environment in 2005, and of an increase in average loan outstandings and noninterest-bearing deposits partially offset by the impact of higher average interest-bearing deposits.

Total interest income, on a tax-equivalent basis, aggregated $28.0 million for the second quarter of 2005, up from $23.7 million for the 2004 period. The tax-equivalent yield on interest-earning assets was 6.42% for the second quarter of 2005 compared to 5.91% for the 2004 period.

Interest earned on the loan portfolio amounted to $19.5 million for the second quarter of 2005, up $4.1 million from a year ago. Average loan balances amounted to $1,019.2 million, an increase of $118.0 million from an average of $901.2 million in the prior year period. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $2.1 million of the $4.1 million increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 7.92% for the second quarter of 2005 from 7.02% for the 2004 period was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and the higher interest rate environment in 2005.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $8.4 million for the second quarter of 2005 from $8.3 million in the prior year period. Average outstandings increased to $733.8 million (41.4% of average earning assets for the second quarter of 2005) from $717.2 million (44.2% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.2 years at June 30, 2005 compared to 3.9 years at June 30, 2004, reflecting the impact of purchases made during 2004. The decrease in yields on most of the securities portfolio reflects the impact of purchases made during the lower rate environment on average in 2004.

Total interest expense increased to $6.7 million for the second quarter of 2005 from $4.5 million for the 2004 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $4.1 million for the second quarter of 2005 from $2.4 million for the 2004 period due to an increase in average balances, primarily for time deposits, coupled with an increase in the cost of those funds. Average interest-bearing deposit balances increased to $925.2 million for the second quarter of 2005 from $798.7 million in the 2004 period primarily the result of the Company’s branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.77% which was 57 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2005.

Interest expense on borrowings increased to $2.7 million for the second quarter of 2005 from $2.1 million for the 2004 period primarily due to the higher interest rate environment during 2005. The average rate paid on borrowed funds was 3.38% which was 78 basis points higher than the prior year period.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the second quarter of 2005 decreased to $2.0 million from $2.5 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $9.3 million for the second quarter of 2005 from $8.5 million in the 2004 period, primarily due to higher revenues from mortgage banking activities, bank owned life insurance and fees for deposit services. Partially offsetting those increases were lower gains on sales of available for sale securities and fees for factoring services.

Noninterest Expenses

Noninterest expenses increased $2.0 million for the second quarter of 2005 when compared to the 2004 period. The increase was primarily due to higher salaries and professional fees related to compliance efforts and investments in the Sterling franchise, including the new branches, with higher expenses related to salaries, equipment and occupancy costs.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2005 increased by $1.7 million from the 2004 period. The lower provision for taxes for the second quarter of 2004 was due primarily to the resolution in that quarter of certain state tax issues for the years 1999-2001.

Comparisons of the Six Months Ended June 30, 2005 and 2004

The Company reported net income for the six months ended June 30, 2005 of $11.8 million, representing $0.63 per share, calculated on a diluted basis, compared to $11.8 million, or $0.61 per share calculated on a diluted basis, for the first half of 2004. This increase reflected continued growth in net interest income, a lower provision for loan losses and higher noninterest income, which were largely offset by increases in the provision for income taxes and in noninterest expenses.

Net Interest Income

Net interest income, on a tax-equivalent basis, increased to $41.9 million for the first six months of 2005 from $38.5 million for the 2004 period, due to higher average earning assets outstanding coupled with higher average yield on loans partially offset by higher balances for interest-bearing deposits coupled with higher rates paid on interest-bearing deposit balances and borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.94% for the first six months of 2005 compared to 4.87% for the 2004 period. The increase in the net interest margin was primarily the result of the impact of the higher interest rate environment in 2005, and of an increase in average loan outstandings and noninterest-bearing deposits partially offset by the impact of higher average interest-bearing deposits.

Total interest income, on a tax-equivalent basis, aggregated $54.4 million for the first six months of 2005, up from $47.5 million for the 2004 period. The tax-equivalent yield on interest-earning assets was 6.43% for the first six months of 2005 compared to 6.04% for the 2004 period.

Interest earned on the loan portfolio amounted to $37.9 million for the first six months of 2005, up $7.4 million from a year ago. Average loan balances amounted to $1,006.1 million an increase of $124.2 million from an average of $881.9 million in the prior year period. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $4.2 million of the $7.4 million increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 7.94% for the first six months of 2005 from 7.22% for the 2004 period was primarily attributable to the mix of outstanding balances on average among the components of the loan portfolio and the higher interest rate environment in 2005.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $16.3 million for the first six months of 2005 from $17.0 million in the prior year period. The decrease in yields on most of the securities portfolio reflects the impact of purchases made during the lower rate environment on average in 2004. Average outstandings increased to $713.3 million (41.0% of average earning assets for the first six months of 2005) from $706.2 million (44.1% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.2 years at June 30, 2005 compared to 3.9 years at June 30, 2004, reflecting the impact of purchases made during 2004.

Total interest expense increased to $12.4 million for the first six months of 2005 from $9.1 million for the 2004 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $7.5 million for the first six months of 2005 from $4.8 million for the 2004 period due to an increase in average balances, primarily for time deposits, coupled with an increase in the cost of those funds. Average interest-bearing deposit balances increased to $909.8 million for the first six months of 2005 from $796.2 million in the 2004 period primarily the result of the Company’s branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.67% which was 45 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2005.

Interest expense on borrowings increased to $4.9 million for the first six months of 2005 from $4.2 for the 2004 period primarily due to the higher interest rate environment during 2005. The average rate paid on borrowed funds was 3.27% which was 60 basis points higher than the prior year period.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first half of 2005 decreased to $4.7 million from $4.9 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $17.3 million for the first six months of 2005 from $16.8 million in the 2004 period, primarily due to higher revenues from mortgage banking activities, bank owned life insurance and fees for deposit services. Partially offsetting those increases were lower gains on sales of available for sale securities and fees for factoring services.

Noninterest Expenses

Noninterest expenses increased $3.1 million for the first six months of 2005 when compared to the 2004 period. The increase was primarily due to higher salaries and professional fees related to compliance efforts and investments in the Sterling franchise, including the new branches, with higher expenses related to salaries, equipment and occupancy costs.

Provision for Income Taxes

The provision for income taxes for the first six months of 2005 increased by $1.2 million from the 2004 period. The lower provision for taxes in the 2004 period was due primarily to the resolution, during the second quarter of 2004, of certain state tax issues for the years 1999-2001.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities. At June 30, 2005, the Company’s portfolio of securities totaled $725.2 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 4.6 years amounted to $624.3 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $3.4 million and $3.2 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. “Available for sale” securities included gross unrealized gains of $1.6 million and gross unrealized losses of $2.2 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

June 30,2005	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Obligations of U.S. government corporations and agencies– mortgage-backed securities	$121,616,438	$1,044,166	$852,171	$121,808,433
Obligations of U.S. government corporations and agencies– collateralized mortgage obligations	38,432,884	—	961,463	37,471,421
Obligations of state and political institutions	21,912,816	519,777	570	22,432,023
Other debt securities	24,996,229	—	399,354	24,596,875
Federal Reserve Bank and other equity securities	7,619,242	18,607	—	7,637,849

Total	$214,577,609	$1,582,550	$2,213,558	$213,946,601

The following table presents information regarding securities held to maturity:

June 30, 2005	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Obligations of U.S. government corporations and agencies – mortgage-backed securities	$416,402,980	$3,342,322	$1,985,526	$417,759,776
Obligations of U.S. government corporations and agencies– collateralized mortgage obligations	48,654,217	62,682	712,192	48,004,707
Other Debt securities	44,992,657	—	466,094	44,526,563
Debt securities issued by foreign governments	1,250,000	—	—	1,250,000

Total	$511,299,854	$3,405,004	$3,163,812	$511,541,046

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

The Company’s commercial and industrial loan portfolio represents approximately 52% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The Company’s real estate loan portfolio, which represents approximately 28% of all loans, is secured by mortgages on real property located principally in the states of New York and Virginia. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of all loans. The collateral securing any loan may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30,

	2005		2004

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$547,142	52.4%	$560,257	59.1%
Equipment lease financing	166,236	15.9	158,033	16.7
Real estate - mortgage	290,812	27.8	212,234	22.4
Real estate - construction	2,310	0.2	2,341	0.2
Installment - individuals	11,462	1.1	14,729	1.6
Loans to depository institutions	27,000	2.6	—	—

Loans, net of unearned discounts	$1,044,962	100.0%	$947,594	100.0%

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

At June 30, 2005, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.60% and the allowance was $16.2 million. At such date, the Company’s nonaccrual loans amounted to $4.3 million; $1.2 million of such loans was judged to be impaired within the scope of SFAS No. 114. Loans 90 days past due and still accruing amounted to $0.9 million. Nonacrrual loans and loans 90 days past due and still accruing include leases, in the amount of $0.5 million and $0.9 million, respectively, of telecommunications equipment from a company that went into bankruptcy in July 2004. The service provider to the lessees discontinued service, resulting in the failure of certain lessees to make payments. While pursuing collection of the lease payments, past due amounts accrue. Legal action is typically commenced against lessees whose accounts are not paid within 180 days and are placed in nonaccrual status. Lessees remain unconditionally obligated to make payments. All are creditworthy and personally guaranteed; the reported delinquencies are not due to credit issues. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 2005. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first six months of 2005. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.1 million at June 30, 2005.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

             The following table provides certain information with respect to the Company’s deposits:

	June 30,

	2005		2004

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$457,565	33.3%	$444,343	35.4%
NOW	144,646	10.5	134,964	10.7
Savings	27,698	2.0	31,672	2.5
Money market	233,474	17.0	204,868	16.3
Time deposits	508,240	37.0	436,939	34.8

Total domestic deposits	1,371,623	99.8	1,252,786	99.7
Foreign
Time deposits	3,015	0.2	3,000	0.3

Total deposits	$1,374,638	100.0%	$1,255,786	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 25 and 26.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 29. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from “well capitalized” to “critically under capitalized”, are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2005, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Three Months Ended June 30, (Unaudited)

(dollars in thousands)

	2005			2004

ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$3,155	$16	2.02%	$2,952	$3	0.58%
Securities available for sale	197,236	2,185	4.43	291,038	3,126	4.30
Securities held to maturity	511,387	5,733	4.48	395,637	4,678	4.73
Securities tax-exempt [2]	25,130	459	7.33	30,494	516	6.81

Total investment securities	733,753	8,377	4.57	717,169	8,320	4.64
Federal funds sold	16,066	112	2.77	2,418	6	0.95
Loans, net of unearned discounts [3]	1,019,245	19,478	7.92	901,156	15,412	7.02

TOTAL INTEREST-EARNING ASSETS	1,772,219	27,983	6.42%	1,623,695	23,741	5.91%

Cash and due from banks	61,229			58,365
Allowance for loan losses	(17,652)			(15,597)
Goodwill	21,158			21,158
Other assets	79,013			72,470

TOTAL ASSETS	$1,915,967			$1,760,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$28,577	28	0.40%	$32,636	33	0.41%
NOW	155,218	269	0.69	135,345	147	0.44
Money market	214,740	469	0.88	203,133	191	0.38
Time	523,697	3,312	2.54	424,602	1,995	1.89
Foreign
Time	3,012	8	1.09	3,000	8	1.10

Total interest-bearing deposits	925,244	4,086	1.77	798,716	2,374	1.20

Borrowings
Securities sold under agreements to repurchase - customers	86,793	417	1.93	78,753	219	1.12
Securities sold under agreements to repurchase - dealers	54,284	420	3.11	50,730	146	1.16
Federal funds purchased	20,223	157	3.12	17,399	47	1.10
Commercial paper	37,211	223	2.40	28,323	78	1.12
Other short-term debt	7,760	61	3.17	18,886	94	1.99
Long-term debt	108,082	1,377	5.09	135,774	1,561	4.59

Total borrowings	314,353	2,655	3.38	329,865	2,145	2.60

TOTAL INTEREST-BEARING LIABILITIES	1,239,597	6,741	2.18%	1,128,581	4,519	1.61%

Noninterest-bearing deposits	445,933			408,520
Other liabilities	79,973			81,029

Total liabilities	1,765,503			1,618,130

Shareholders’ equity	150,464			141,961

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,915,967			$1,760,091

Net interest income/spread		21,242	4.24%		19,222	4.30%

Net yield on interest-earning assets (margin)			4.84%			4.75%

Less: Tax equivalent adjustment		177			188

Net interest income		$21,065			$19,034

[1]	The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
25

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Six Months Ended June 30, (Unaudited)

(dollars in thousands)

	2005			2004

ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$2,770	$22	1.61%	$3,150	$7	0.82%
Securities available for sale	200,717	4,399	4.38	290,568	6,479	4.42
Securities held to maturity	486,814	10,943	4.50	384,888	9,384	4.88
Securities tax-exempt [2]	25,777	930	7.28	30,697	1,091	7.15

Total investment securities	713,308	16,272	4.56	706,153	16,954	4.79
Federal funds sold	17,304	222	2.56	11,703	56	0.95
Loans, net of unearned discounts [3]	1,006,064	37,854	7.94	881,878	30,494	7.22

TOTAL INTEREST-EARNING ASSETS	1,739,446	54,370	6.43%	1,602,884	47,511	6.04%

Cash and due from banks	62,625			62,511
Allowance for loan losses	(17,450)			(15,460)
Goodwill	21,158			21,158
Other assets	79,559			70,207

TOTAL ASSETS	$1,885,338			$1,741,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$28,804	54	0.38%	$32,791	65	0.40%
NOW	148,748	463	0.63	134,683	301	0.45
Money market	220,595	879	0.80	206,540	561	0.55
Time	508,667	6,126	2.43	419,143	3,904	1.87
Foreign
Time	3,007	16	1.09	3,000	16	1.08

Total interest-bearing deposits	909,821	7,538	1.67	796,157	4,847	1.22

Borrowings
Securities sold under agreements to repurchase - customers	86,281	754	1.76	77,061	430	1.12
Securities sold under agreements to repurchase - dealers	46,416	669	2.91	43,677	251	1.16
Federal funds purchased	11,826	178	2.99	11,653	63	1.08
Commercial paper	36,412	383	2.12	25,871	141	1.10
Other short-term debt	4,287	66	3.12	21,816	206	1.89
Long-term debt	115,276	2,855	4.95	135,774	3,120	4.59

Total borrowings	300,498	4,905	3.27	315,852	4,211	2.67

TOTAL INTEREST-BEARING LIABILITIES	1,210,319	12,443	2.07%	1,112,009	9,058	1.64%

Noninterest-bearing deposits	441,247			405,315
Other liabilities	84,760			81,082

Total liabilities	1,736,326			1,598,406

Shareholders’ equity	149,012			142,894

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,885,338			$1,741,300

Net interest income/spread		41,927	4.36%		38,453	4.40%

Net yield on interest-earning assets (margin)			4.94%			4.87%

Less: Tax equivalent adjustment		360			424

Net interest income		$41,567			$38,029

[1]	The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
26

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited)

(in thousands)

	Increase/(Decrease) Three Months Ended June 30, 2005 to June 30, 2004

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$—	$13	$13

Securities available for sale	(1,033)	92	(941)
Securities held to maturity	1,312	(257)	1,055
Securities tax-exempt	(95)	38	(57)

Total investment securities	184	(127)	57

Federal funds sold	79	27	106

Loans, net of unearned discounts [3]	2,055	2,011	4,066

TOTAL INTEREST INCOME	$2,318	$1,924	$4,242

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(4)	$(1)	$(5)
NOW	25	97	122
Money market	12	266	278
Time	532	785	1,317
Foreign
Time	—	—	—

Total interest-bearing deposits	565	1,147	1,712

Borrowings
Securities sold under agreements to repurchase - customers	24	174	198
Securities sold under agreements to repurchase - dealers	11	263	274
Federal funds purchased	9	101	110
Commercial paper	32	113	145
Other short-term debt	(72)	39	(33)
Long-term debt	(340)	156	(184)

Total borrowings	(336)	846	510

TOTAL INTEREST EXPENSE	$229	$1,993	$2,222

NET INTEREST INCOME	$2,089	$(69)	$2,020

[1]	This table is presented on a tax-equivalent basis.

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
27

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited)

(in thousands)

	Increase/(Decrease) Six Months Ended June 30, 2005 to June 30, 2004

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(1)	$16	$15

Securities available for sale	(2,022)	(58)	(2,080)
Securities held to maturity	2,313	(754)	1,559
Securities tax-exempt	(164)	3	(161)

Total investment securities	127	(809)	(682)

Federal funds sold	36	130	166

Loans, net of unearned discounts [3]	4,238	3,122	7,360

TOTAL INTEREST INCOME	$4,400	$2,459	$6,859

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(8)	$(3)	$(11)
NOW	32	130	162
Money market	39	279	318
Time	914	1,308	2,222
Foreign
Time	—	—	—

Total interest-bearing deposits	977	1,714	2,691

Borrowings
Securities sold under agreements to repurchase - customers	54	270	324
Securities sold under agreements to repurchase - dealers	16	402	418
Federal funds purchased	1	114	115
Commercial paper	73	169	242
Other short-term debt	(225)	85	(140)
Long-term debt	(499)	234	(265)

Total borrowings	(580)	1,274	694

TOTAL INTEREST EXPENSE	$397	$2,988	$3,385

NET INTEREST INCOME	$4,003	$(529)	$3,474

[1]	This table is presented on a tax-equivalent basis.

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
28

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of June 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital(to Risk Weighted Assets):
The Company	$176,139	15.15%	$93,033	8.00%	$116,291	10.00%
The bank	131,411	12.03	87,399	8.00	109,248	10.00

Tier 1 Capital(to Risk Weighted Assets):
The Company	161,583	13.89	46,517	4.00	69,775	6.00
The bank	117,736	10.78	43,699	4.00	65,549	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	161,583	8.53	75,792	4.00	94,740	5.00
The bank	117,736	6.45	73,066	4.00	91,333	5.00

As of December 31, 2004

Total Capital(to Risk Weighted Assets):
The Company	$169,226	14.35%	$94,334	8.00%	$117,917	10.00%
The bank	129,267	11.56	89,466	8.00	111,832	10.00

Tier 1 Capital(to Risk Weighted Assets):
The Company	154,467	13.10	47,167	4.00	70,750	6.00
The bank	115,262	10.31	44,733	4.00	67,099	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	154,467	8.49	72,792	4.00	90,990	5.00
The bank	115,262	6.56	70,270	4.00	87,837	5.00
29

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2005, presented on page 34, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

As part of its interest rate risk strategy, the Company may use financial instrument derivatives to hedge the interest rate sensitivity of assets with the corresponding amortization reflected in the yield of the related balance sheet assets being hedged. The Company has written policy guidelines, approved by the Board of Directors, governing the use of financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. During the second quarter of 2005, the Company did not enter into any derivative contracts to hedge its interest rate risk. At June 30,2005 and 2004, the Company was not a party to any derivative contracts to hedge its interest rate risk.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 2005, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.9% ($1.6 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 3.0% ($2.6 million) decline from an unchanged rate environment.

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

At June 30, 2005, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $38.0 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $31.7 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2005:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$105,774	$—	$35,774	$—	$70,000
Operating Leases	27,948	3,448	6,768	5,914	11,818

Total Contractual Cash Obligations	$133,722	$3,448	$42,542	$5,914	$81,818

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2005:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential loans	$36,800	$36,800	$—	$—	$—
Commercial Loans	15,674	10,158	3,639	1,877	—

Total Loans	52,474	46,958	3,639	1,877	—
Standby Letters of Credit	30,657	27,627	3,030	—	—
Other Commercial Commitments	18,122	18,107	—	—	15

Total Commercial Commitments	$101,253	$92,692	$6,669	$1,877	$15

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$1,039	$—	$—	$—	$—	$1,039
Federal funds sold	—	—	—	—	—	—
Investment securities	1,326	12,288	148,186	555,808	7,638	725,246
Loans, net of unearned discounts Commercial and industrial	529,323	732	14,233	3,090	(236)	547,142
Loans to depository institutions	27,000	—	—	—	—	27,000
Lease financing	14,810	13,642	151,827	10,171	(24,214)	166,236
Real estate	99,965	9,628	146,108	37,421	—	293,122
Installment	11,464	—	—	—	(2)	11,462
Noninterest-earning assets and allowance for loan losses	—	—	—	—	137,564	137,564

Total Assets	684,927	36,290	460,354	606,490	120,750	1,908,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits Savings [1]	—	—	27,698	—	—	27,698
NOW [1]	—	—	144,646	—	—	144,646
Money market [1]	191,351	—	42,123	—	—	233,474
Time - domestic	238,318	177,188	92,734	—	—	508,240
- foreign	1,645	1,370	—	—	—	3,015
Securities sold u/a/r - cust	63,502	—	—	—	—	63,502
Securities sold u/a/r - deal	74,728	—	—	—	—	74,728
Federal funds purchased	20,000	—	—	—	—	20,000
Commercial paper	36,533	—	—	—	—	36,533
Other short-term borrowings	1,448	—	—	—	—	1,448
Long-term borrowings - FHLB	—	—	10,000	70,000	25,774	105,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	689,753	689,753

Total Liabilities and Shareholders’ Equity	627,525	178,558	317,201	70,000	715,527	1,908,811

Net Interest Rate Sensitivity Gap	$57,402	$(142,268)	$143,153	$536,490	$(594,777)	$—

Cumulative Gap June 30, 2005	$57,402	$(84,866)	$58,287	$594,777	$—	$—

Cumulative Gap June 30, 2004	$124,098	$(12,354)	$(16,765)	$547,508	$—	$—

Cumulative Gap December 31, 2004	$250,603	$160,810	$187,606	$663,246	$—	$—

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

The Company is currently working to eliminate the material weakness referred to above, and the following change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30,2005: The Company enhanced its staffing by hiring an additional person with expertise in generally accepted accounting principles.

For a discussion of the development and implementation of new procedures and other changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2005, see Item 4 of Part I of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005. The Company will conduct tests of these new procedures and other changes to its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The following table discloses the Company’s repurchases of the Company’s common shares during the second quarter of 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2005	—	—	—	147,919

May 1-31, 2005	14,000	$21.51	14,000	133,919

June 1-30,2005	17,100	21.94	17,100	916,819

Total	31,100		31,100

All shares were repurchased through the Company’s share repurchase program.

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase. The last increase prior to 2005 was announced on February 27, 2002, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 700,000 shares, thereby raising the number of shares that could then be repurchased to approximately 900,000. As of January 1, 2005, the remaining number of shares that could be repurchased was 147,919. On June 16, 2005, the Company announced that the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares.

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
37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date	August 9, 2005	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date	August 9, 2005	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President
and Chief Financial Officer
38

STERLING BANCORP AND SUBSIDIARIES EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	40

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).	41

32	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	43

39