Form 10-Q
period 2005-09-30
STERLING BANCORP
filed 2005-11-09
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________________

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

☒ Yes ☐ No

As of October 31, 2005 there were 18,260,089 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Cash and due from banks	$83,504,142	$48,842,418
Interest-bearing deposits with other banks	3,086,437	1,329 103

Securities available for sale (at estimated fair value; pledged: $133,584,919 in 2005 and $64,933,098 in 2004)	210,903,120	233,762,171
Securities held to maturity (pledged: $256,622,008 in 2005 and $122,309,904 in 2004) (estimated fair value: $490,103,563 in 2005 and $448,173,450 in 2004)	496,107,388	446,457,563

Total investment securities	707,010,508	680,219,734

Loans held for sale	50,136,610	37,058,673

Loans held in portfolio, net of unearned discounts	1,100,749,310	1,022,286,479
Less allowance for loan losses	16,234,273	16,328,528

Loans, net	1,084,515,037	1,005,957,951

Customers’ liability under acceptances	1,935,369	628,965
Excess cost over equity in net assets of the banking subsidiary	21,158,440	21,158,440
Premises and equipment, net	11,190,231	10,674,708
Other real estate	327,400	766,620
Accrued interest receivable	5,774,238	5,604,781
Bank owned life insurance	26,705,447	26,553,145
Other assets	39,787,082	32,317,224

	$2,035,130,941	$1,871,111,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$540,030,392	$511,307,018
Interest-bearing deposits	937,462,047	832,544,097

Total deposits	1,477,492,439	1,343,851,115
Securities sold under agreements to repurchase - customers	57,919,814	55,934,170
Securities sold under agreements to repurchase - dealers	59,894,000	33,882,000
Federal funds purchased	29,100,000	32,500,000
Commercial paper	39,402,045	25,991,038
Other short-term borrowings	21,169,041	2,517,375
Acceptances outstanding	1,935,369	628,965
Accrued expenses and other liabilities	88,993,126	91,329,506
Long-term debt	105,774,000	135,774,000

Total liabilities	1,881,679,834	1,722,408,169

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 20,143,131 and 19,880,521 shares, respectively	20,143,131	19,880,521
Capital surplus	149,094,423	145,310,745
Retained earnings	36,317,106	28,664,568
Accumulated other comprehensive loss, net of tax	(4,146,620)	(1,921,060)

	201,408,040	191,934,774
Less
Common shares in treasury at cost, 1,866,042 and 1,642,996 shares, respectively	47,868,914	42,939,969
Unearned compensation	88,019	291,212

Total shareholders’ equity	153,451,107	148,703,593

	$2,035,130,941	$1,871,111, 762

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

INTEREST INCOME
Loans	$21,221,500	$16,897,670	$59,075,349	$47,392,037
Investment securities
Available for sale	2,309,023	3,211,403	7,277,809	10,357,118
Held to maturity	5,626,580	4,624,665	16,569,371	14,008,129
Federal funds sold	60,791	72,779	283,287	128,915
Deposits with other banks	16,160	5,902	38,261	13,078

Total interest income	29,234,054	24,812,419	83,244,077	71,899,277

INTEREST EXPENSE
Deposits	4,953,676	3,015,262	12,491,348	7,862,397
Securities sold under agreements to repurchase	1,066,185	325,203	2,488,857	1,006,563
Federal funds purchased	209,462	9,041	387,495	72,484
Commercial paper	237,243	106,502	619,730	247,861
Other short-term borrowings	57,755	33,970	124,051	239,541
Long-term debt	1,356,940	1,559,688	4,212,205	4,679,063

Total interest expense	7,881,261	5,049,666	20,323,686	14,107,909

Net interest income	21,352,793	19,762,753	62,920,391	57,791,368
Provision for loan losses	2,508,000	2,338,500	7,162,000	7,235,500

Net interest income after provision for loan losses	18,844,793	17,424,253	55,758,391	50,555,868

NONINTEREST INCOME
Factoring income	1,561,136	1,915,761	4,615,245	5,110,102
Mortgage banking income	4,601,005	3,846,269	13,034,852	11,392,079
Service charges on deposit accounts	1,486,342	1,258,129	3,941,596	3,480,649
Trade finance income	596,520	688,276	1,558,786	1,699,083
Trust fees	149,446	160,311	472,969	508,046
Other service charges and fees	322,906	394,754	1,006,220	1,349,983
Bank owned life insurance income	460,209	498,530	1,147,573	975,264
Securities gains	—	285,918	196,680	970,722
Other income	175,035	126,880	688,432	459,615

Total noninterest income	9,352,599	9,174,828	26,662,353	25,945,543

NONINTEREST EXPENSES
Salaries	8,465,092	7,787,817	24,820,290	22,849,669
Employee benefits	2,482,452	2,464,874	6,577,315	6,720,517

Total personnel expense	10,947,544	10,252,691	31,397,605	29,570,186
Occupancy expenses, net	1,463,444	1,315,456	4,126,590	3,779,166
Equipment expenses	867,464	755,738	2,462,369	2,169,997
Advertising and marketing	937,004	974,755	3,067,397	2,992,678
Professional fees	737,415	952,253	3,702,823	2,939,885
Data processing fees	310,745	272,292	893,623	860,235
Stationery and printing	223,753	141,816	656,051	602,821
Communications	393,010	363,698	1,260,824	1,161,891
Other expenses	2,184,844	1,464,884	5,665,035	4,557,191

Total noninterest expenses	18,065,223	16,493,583	53,232,317	48,634,050

Income before income taxes	10,132,169	10,105,498	29,188,427	27,867,361
Provision for income taxes	3,858,220	3,555,324	11,091,602	9,545,652

Net income	$6,273,949	$6,550,174	$18,096,825	$18,321,709

Average number of common shares outstanding
Basic	18,324,683	18,207,370	18,304,920	18,248,585
Diluted	18,917,332	19,025,500	18,877,569	19,113,791

Earnings per average common share
Basic	$0.34	$0.36	$0.99	$1.00
Diluted	0.33	0.35	0.96	0.96

Dividends per common share	0.19	0.16	0.57	0.48

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Income	$6,273,949	$6,550,174	$18,096,825	$18,321,709

Other comprehensive income, net of tax:
Unrealized holding (losses) /gains arising during the period	(1,255,031)	2,347,046	(1,608,327)	(1,206,796)

Reclassification adjustment for gains included in net income	—	(154,681)	(106,404)	(525,160)

Unrealized (losses) /gains supplemental pension	43,566	(29,921)	(510,829)	215,466

Comprehensive income	$5,062,484	$8,712,618	$15,871,265	$16,805,219

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Preferred Stock
Balance at January 1	$—	$2,244,320
Conversions of Series D shares	—	(2,244,320)

Balance at September 30	$—	$—

Common Stock
Balance at January 1	$19,880,521	$19,275,964
Conversions of preferred shares into common shares	—	428,304
Common shares issued under stock incentive plan	262,610	123,130

Balance at September 30	$20,143,131	$19,827,398

Capital Surplus
Balance at January 1	$145,310,745	$141,179,832
Conversions of preferred shares into common shares	—	1,816,016
Common shares issued under stock incentive plan and related tax benefits	3,783,678	l,729,973

Balance at September 30	$149,094,423	$144,725,821

Retained Earnings
Balance at January 1	$28,664,568	$16,166,517
Net Income	18,096,825	18,321,709
Cash dividends paid - common shares	(10,444,287)	(8,658,428)

Balance at September 30	$36,317,106	$25,829,798

Accumulated Other Comprehensive Income
Balance at January 1	$(1,921,060)	$(1,131,803)

Unrealized holding (losses)/gains arising during the period:
Before tax	(2,990,018)	(2,230,677)
Tax effect	1,381,691	1,023,881

Net of tax	(1,608,327)	(1,206,796)

Reclassification adjustment for gains included in net income:
Before tax	(196,680)	(970,722)
Tax effect	90,276	445,562

Net of tax	(106,404)	(525,160)

Unrealized (losses)/gains supplemental pension:
Before tax	(945,876)	398,273
Tax effect	435,047	(182,807)

Net of tax	(510,829)	215,466

Balance at September 30	$(4,146,620)	$(2,648,293)

Treasury Stock
Balance at January 1	$(42,939,969)	$(33,577,847)
Purchase of common shares	(3,322,666)	(8,310,004)
Surrender of shares issued under incentive compensation plan	(1,606,279)	(409,258)

Balance at September 30	$(47,868,914)	$(42,297,109)

Unearned Compensation
Balance at January 1	$(291,212)	$(894,976)
Amortization of unearned compensation	203,193	522,281

Balance at September 30	$(88,019)	$(372,695)

Total Shareholders’ Equity
Balance at January 1	$148,703,593	$143,262,007
Net changes during the period	4,747,514	1,802,913

Balance at September 30	$153,451,107	$145,064,920

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Operating Activities
Net Income	$18,096,825	$18,321,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	7,162,000	7,235,500
Depreciation and amortization of premises and equipment	1,505,815	1,318,157
Securities gains	(196,680)	(970,722)
Income from bank owned life insurance	(1,147,573)	(975,264)
Deferred income tax benefit	(1,034,027)	(300,878)
Net change in loans held for sale	(13,077,937)	1,746,014
Amortization of unearned compensation	203,193	522,281
Amortization of premiums on securities	758,630	1,198,486
Accretion of discounts on securities	(473,278)	(394,808)
Increase in accrued interest receivable	(169,457)	(70,917)
Decrease in accrued expenses and other liabilities	(2,336,380)	10,934,829
Increase in other assets	(4,910,163)	(5,353,733)
Other, net	305,985	861,992

Net cash provided by operating activities	4,686,953	34,072,646

Investing Activities
Purchase of premises and equipment	(2,021,338)	(2,079,148)
Net increase in interest-bearing deposits with other banks	(1,757,334)	(1,013,176)
Net increase in loans held in portfolio	(85,719,086)	(73,608,868)
Decrease (Increase) in other real estate	439,220	(189,239)
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	77,508,464	105,510,986
Purchases of securities - held to maturity	(127,413,506)	(123,394,828)
Proceeds from sales of securities - available for sale	2,932,250	73,254,718
Proceeds from prepayments, redemptions or maturities of securities - available for sale	53,354,017	84,957,982
Purchases of securities - available for sale	(36,447,371)	(130,365,143)

Net cash used in investing activities	(119,124,684)	(66,926,716)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	28,723,374	(49,557,132)
Net increase in interest-bearing deposits	104,917,950	137,185,949
Decrease in Federal funds purchased	(3,400,000)	(10,000,000)
Net increase in securities sold under agreements to repurchase	27,997,644	9,777,016
Net increase (decrease) in commercial paper and other short-term borrowings	32,062,673	(49,608,633)
Net decrease in long-term borrowings	(30,000,000)	—
Purchase of treasury stock	(3,322,666)	(8,310,004)
Proceeds from exercise of stock options	2,564,767	1,342,069
Cash dividends paid on common stock	(10,444,287)	(8,658,428)

Net cash provided by financing activities	149,099,455	22,170,837

Net increase (decrease) in cash and due from banks	34,661,724	(10,683,233)
Cash and due from banks - beginning of period	48,842,418	63,947,722

Cash and due from banks - end of period	$83,504,142	$53,264,489

Supplemental disclosures:
Interest paid	$19,517,578	$13,800,992
Income taxes paid	13,020,100	10,869,100

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.

The consolidated financial statements include the accounts of Sterling Bancorp (“the parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (“the bank”), after elimination of material intercompany transactions. The term “the Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 2005 and 2004 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company effected a six-for-five stock split on December 8, 2004 and a five-for-four stock split on September 10, 2003 and paid stock dividends as follows: 20% on December 9, 2002; 10% on December 10, 2001; 10% on December 11, 2000; and 5% on December 14, 1999. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods presented, reflect the effect of the stock splits and stock dividends.

2.

At September 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 1 and Note 15 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation plans.

Three Months Ended September 30,	2005	2004

Net income available for common shareholders	$6,273,949	$6,550,174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65,577)	(59,528)

Pro forma, net income	$6,208,372	$6,490,646

Earnings per average common share:
Basic- as reported	$0.34	$0.36
Basic- pro forma	0.34	0.36
Diluted- as reported	0.33	0.35
Diluted- pro forma	0.33	0.34

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30,	2005	2004

Net income available for common shareholders	$18,096,825	$18,321,709
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(188,367)	(174,954)

Pro forma, net income	$17,908,458	$18,146,755

Earnings per average common share:
Basic- as reported	$0.99	$1.00
Basic- pro forma	0.98	0.99
Diluted- as reported	0.96	0.96
Diluted- pro forma	0.95	0.95

3.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30,

	2005	2004

Loans held for sale
Real estate-mortgage	$50,136,610	$38,810,366

Loans held in portfolio
Commercial and industrial	$636,289,748	$585,288,435
Lease financing	202,451,011	181,671,932
Real estate-residential mortgage	146,013,910	111,841,103
Real estate- commercial mortgage	118,573,523	94,705,763
Real estate-construction	2,309,103	2,329,491
Installment	11,766,058	15,270,005
Loans to depository institutions	10,000,000	—

Loans held in portfolio, gross	1,127,403,353	991,106,729

Less unearned discounts	26,654,043	23,033,619

Loans held in portfolio, net of unearned discounts	$1,100,749,310	$968,073,110

4.	In February 2004, 224,432 Series D preferred shares were converted into 428,304 common shares.

5.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2005 year-to-date average interest-earning assets were 58.5% loans (corporate lending was 66.7% and real estate lending was 29.7% of total loans, respectively) and 40.5% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate loan portfolio. Approximately 72% of loans are to borrowers located in the metropolitan New York area. In order to comply with SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following tables provide certain information regarding the Company’s operating segments for the three and nine month periods ended September 30, 2005 and 2004:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended September 30, 2005
Net interest income	$10,053,884	$5,928,749	$5,143,317	$21,125,950
Noninterest income	3,550,947	4,689,523	537,257	8,777,727
Depreciation and amortization	113,635	103,254	620	217,509
Segment income before taxes	5,329,839	5,636,868	5,613,007	16,579,714
Segment assets	801,394,089	367,284,929	839,492,676	2,008,171,694

Three Months Ended September 30, 2004
Net interest income	$9,486,019	$4,125,387	$5,958,732	$19,570,138
Noninterest income	3,587,898	3,929,044	884,953	8,401,895
Depreciation and amortization	80,415	102,964	920	184,299
Segment income before taxes	5,224,737	4,327,299	6,536,387	16,088,423
Segment assets	721,671,407	286,075,699	778,890,835	1,786,637,941

Nine Months Ended September 30, 2005
Net interest income	$29,521,527	$16,141,238	$16,590,184	$62,252,949
Noninterest income	9,674,187	13,302,619	1,741,781	24,718,587
Depreciation and amortization	304,132	282,824	1,838	588,794
Segment income before taxes	14,926,978	16,018,794	18,074,853	49,020,625
Segment assets	801,394,089	367,284,929	839,492,676	2,008,171,694

Nine Months Ended September 30, 2004
Net interest income	$27,049,062	$11,788,083	$18,408,890	$57,246,035
Noninterest income	9,762,453	11,606,416	2,167,548	23,536,417
Depreciation and amortization	221,579	302,679	920	525,178
Segment income before taxes	13,650,937	12,534,701	20,230,073	46,415,711
Segment assets	721,671,407	286,075,699	778,890,835	1,786,637,941

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth reconciliations of net interest income, noninterest income, income before taxes and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net interest income:
Total for reportable operating segments	$21,125,950	$19,570,138	$62,252,949	$57,246,035
Other [1]	226,843	192,615	667,442	545,333

Consolidated net interest income	$21,352,793	$19,762,753	$62,920,391	$57,791,368

Noninterest income:
Total for reportable operating segments	$8,777,727	$8,401,895	$24,718,587	$23,536,417
Other [1]	574,872	772,933	1,943,766	2,409,126

Consolidated noninterest income	$9,352,599	$9,174,828	$26,662,353	$25,945,543

Income before taxes:
Total for reportable operating segments	$16,579,714	$16,088,423	$49,020,625	$46,415,711
Other [1]	(6,447,545)	(5,982,925)	(19,832,198)	(18,548,350)

Consolidated income before income taxes	$10,132,169	$10,105,498	$29,188,427	$27,867,361

Assets:
Total for reportable operating segments	$2,008,171,694	$1,786,637,941	$2,008,171,694	$1,786,637,941
Other [1]	26,959,247	23,670,225	26,959,247	23,670,225

Consolidated assets	$2,035,130,941	$1,810,308,166	$2,035,130,941	$1,810,308,166

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

6.	The following information is provided in connection with the sales of available for sale securities:

Three Months Ended September 30,	2005	2004

Proceeds	$—	$26,149,573

Gross Gains	—	285,918

Gross Losses	—	—

Nine Months Ended September 30,	2005	2004

Proceeds	$2,932,250	$73,254,718

Gross Gains	196,680	970,722

Gross Losses	—	—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.	The following table sets forth components of net periodic benefit cost and net benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

COMPONENTS OF NET PERIODIC COST
Service Cost	$395,231	$388,090	$1,202,917	$1,191,131
Interest Cost	559,634	492,931	1,578,620	1,507,418
Expected return on plan assets	(480,328)	(417,379)	(1,365,426)	(1,292,898)
Amortization of prior service cost	18,324	19,331	56,556	57,993
Recognized actuarial loss	291,769	216,556	706,477	643,647

Net periodic benefit cost	784,630	699,529	2,179,144	2,107,291
Settlement gain	—	—	—	(1,331,190)

Net benefit cost	$784,630	$699,529	$2,179,144	$776,101

The Company contributed $3,000,000 to the defined benefit pension plan as of September 30, 2005.

8.

SFAS No. 123R, Share-Based Payment, will be effective for the Company beginning January 1, 2006. SFAS No. 123R provides alternative transition methods, and the Company has not yet determined which transition method it will apply upon adoption of SFAS No. 123R. The impact on the Company’s consolidated financial statements will depend on the transition method selected.

9.

In May, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 establishes retrospective application as the required method for reporting a voluntary change in accounting principle and for adopting a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition guidance. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS No. 154 on January 1, 2006.

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

For the three months ended September 30, 2005, the bank’s average earning assets represented approximately 96.5% of the Company’s average earning assets. Loans represented 58.4% and investment securities represented 41.0% of the bank’s average earning assets for the three months ended September 30, 2005.

For the nine months ended September 30, 2005, the bank’s average earning assets represented approximately 96.5% of the Company’s average earning assets. Loans represented 57.0% and investment securities represented 42.0% of the bank’s average earning assets for the nine months ended September 30, 2005.

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

Comparisons of the Three Months Ended September 30, 2005 and 2004

The Company reported net income for the three months ended September 30, 2005 of $6.3 million, representing $0.33 per share, calculated on a diluted basis, compared to $6.6 million, or $0.35 per share calculated on a diluted basis, for the third quarter of 2004. Net income benefitted from continued growth in net interest income and higher noninterest income, but these benefits were more than offset by increases in noninterest expenses, in the provision for income taxes and in the provision for loan losses.

Net Interest Income

Net interest income, on a tax-equivalent basis, increased to $21.5 million for the third quarter of 2005 from $20.0 million for the 2004 period, due to higher average earning assets outstanding coupled with higher average yield on loans partially offset by higher balances for interest-bearing deposits coupled with higher rates paid on interest-bearing deposit balances and borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.76% for the third quarter of 2005 compared to 4.84% for the 2004 period. The net interest margin was affected by the higher interest rate environment in 2005 and by increases in average investment securities, loan outstandings and noninterest-bearing deposits, offset by the impact of higher average interest-bearing deposits.

Total interest income, on a tax-equivalent basis, aggregated $29.4 million for the third quarter of 2005, up from $25.0 million for the 2004 period. The tax-equivalent yield on interest-earning assets was 6.54% for the third quarter of 2005 compared to 6.11% for the 2004 period.

Interest earned on the loan portfolio amounted to $21.2 million for the third quarter of 2005, up $4.3 million from a year ago. Average loan balances amounted to $1,087.3 million, an increase of $135.4 million from an average of $951.9 million in the prior year period. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $2.6 million of the $4.3 million increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 8.02% for the third quarter of 2005 from 7.31% for the 2004 period was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2005.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $8.1 million for the third quarter of 2005 from $8.0 million in the prior year period. Average outstandings increased to $719.8 million (39.6% of average earning assets for the third quarter of 2005) from $682.7 million (41.2% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 3.8 years at September 30, 2005 compared to 4.2 years at September 30, 2004, reflecting the impact of purchases. The decrease in yields on most of the securities portfolio reflects the impact of the continued flattening of the yield curve.

Total interest expense increased to $7.9 million for the third quarter of 2005 from $5.1 million for the 2004 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $5.0 million for the third quarter of 2005 from $3.0 million for the 2004 period primarily due to the higher interest rate environment in 2005, coupled with an increase in average balances, primarily for time deposits. Average rate paid on interest-bearing deposits was 2.06%

which was 65 basis points higher than the prior year period. Average interest-bearing deposit balances increased to $953.1 million for the third quarter of 2005 from $853.3 million in the 2004 period, primarily as a result of the Company’s branching initiatives and other business development activities.

Interest expense on borrowings increased to $2.9 million for the third quarter of 2005 from $2.0 million for the 2004 period, primarily due to the higher interest rate environment during 2005. The average rate paid on borrowed funds was 3.71% which was 85 basis points higher than the prior year period.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the third quarter of 2005 increased to $2.5 million from $2.3 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $9.4 million for the third quarter of 2005 from $9.2 million in the 2004 period, primarily due to higher revenues from mortgage banking activities and fees for deposit services. Partially offsetting those increases were lower gains on sales of available for sale securities and fees for factoring services.

Noninterest Expenses

Noninterest expenses increased $1.6 million for the third quarter of 2005 when compared to the 2004 period. The increase was primarily due to higher salaries and professional fees related to compliance efforts and investments in the Sterling franchise, including the new branches, with higher expenses related to salaries, equipment and occupancy costs. These increases were partially offset by a reversal of $1.0 million of litigation settlement costs originally charged to noninterest expenses in 2001. The increase in other expenses was principally due to increases in appraisal fees, credit reports, mortgage taxes, insurance and interest on potential tax liability.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2005 increased to $3.9 million from $3.6 million for the prior year period, primarily due to the higher effective tax rate in 2005.

Comparisons of the Nine Months Ended September 30, 2005 and 2004

The Company reported net income for the nine months ended September 30, 2005 of $18.1 million, representing $0.96 per share, calculated on a diluted basis, compared to $18.3 million, or $0.96 per share calculated on a diluted basis, for the first nine months of 2004. Net income benefitted from continued growth in net interest income, a lower provision for loan losses and higher noninterest income, which were more than offset by increases in noninterest expenses and in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, increased to $63.4 million for the first nine months of 2005 from $58.4 million for the 2004 period, due to higher average earning assets outstanding coupled with higher average yield on loans partially offset by higher balances for interest-bearing deposits coupled with higher rates paid on interest-bearing deposit balances and borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.92% for the first nine months of 2005, unchanged from the 2004 period. Net interest margin was affected by the higher interest rate environment in 2005 and by increases in average loan outstandings and noninterest-bearing deposits, substantially offset by the impact of higher average interest-bearing deposits.

Total interest income, on a tax-equivalent basis, aggregated $83.8 million for the first nine months of 2005, up from $72.5 million for the 2004 period. The tax-equivalent yield on interest-earning assets was 6.52% for the first nine months of 2005 compared to 6.13% for the 2004 period.

Interest earned on the loan portfolio amounted to $59.1 million for the first nine months of 2005, up $11.7 million from a year ago. Average loan balances amounted to $1,033.4 million, an increase of $128.0 million from an average of $905.4 million in the prior year period. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $7.1 million of the $11.7 million increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 8.04% for the first nine months of 2005 from 7.38% for the 2004 period was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2005.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $24.4 million for the first nine months of 2005 from $25.0 million in the prior year period. The decrease in yields on most of the securities portfolio reflects the impact of the continued flattening of the yield curve. Average outstandings increased to $715.5 million (40.5% of average earning assets for the first nine months of 2005) from $698.3 million (43.1% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 3.8 years at September 30, 2005 compared to 4.2 years at September 30, 2004, reflecting the impact of purchases.

Total interest expense increased to $20.3 million for the first nine months of 2005 from $14.1 million for the 2004 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $12.5 million for the first nine months of 2005 from $7.9 million for the 2004 period primarily due to the higher interest rate environment in 2005, coupled with an increase in average balances, primarily for time deposits. Average rate paid on interest-bearing deposits was 1.81% which was 52 basis points higher than the prior year period. Average interest-bearing deposit balances increased to $924.4 million for the first nine months of 2005 from $815.3 million in the 2004 period, primarily as a result of the Company’s branching initiatives and other business development activities.

Interest expense on borrowings increased to $7.8 million for the first nine months of 2005 from $6.2 for the 2004 period, primarily due to the higher interest rate environment during 2005. The average rate paid on borrowed funds was 3.42% which was 69 basis points higher than the prior year period.

Noninterest Income

Noninterest income increased to $26.7 million for the first nine months of 2005 from $25.9 million in the 2004 period, primarily due to higher revenues from mortgage banking activities, bank owned life insurance and fees for deposit services. Partially offsetting those increases were lower gains on sales of available for sale securities and fees for factoring services.

Noninterest Expenses

Noninterest expenses increased $4.6 million for the first nine months of 2005 when compared to the 2004 period. The increase was primarily due to higher salaries and professional fees related to compliance efforts and investments in the Sterling franchise, including the new branches, with higher expenses related to salaries, equipment and occupancy costs. These increases were partially offset by a reversal during the third quarter of 2005 of $1.0 million of litigation settlement costs originally charged to noninterest expenses in 2001. The increase in other expenses was principally due to increases in appraisal fees, credit reports, mortgage taxes, insurance and interest on potential tax liability.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2005 increased by $1.5 million from the 2004 period. The lower provision for taxes in the 2004 period was due primarily to the resolution, during the second quarter of 2004, of certain state tax issues for the years 1999-2001.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of mortgage-backed securities of U.S. government corporations and government sponsored enterprises. At September 30, 2005, the Company’s portfolio of securities totaled $707.0 million, of which mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and government sponsored enterprises having an average life of approximately 4.1 years amounted to $592.0 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $1.5 million and $7.5 million, respectively.

Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’equity. “Available for sale” securities includes gross unrealized gains of $0.8 million and gross unrealized losses of $3.8 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary.

The following table presents information regarding securities available for sale:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Market
September 30, 2005	Cost	Gains	Losses	Value

Mortgage-Backed Securities
CMOs (Federal Home Loan Mortgage Corporation)	$35,374,264	$—	$1,348,910	$34,025,354
Federal National Mortgage Association	58,647,440	122,940	1,056,250	57,714,130
Federal Home Loan Mortgage Corporation	49,535,706	46,899	787,574	48,795,031
Government National Mortgage Association	6,125,964	232,420	4,755	6,353,629

Total Mortgage-Backed Securities	149,683,374	402,259	3,197,489	146,888,144
Federal Home Loan Bank	14,996,818	—	303,068	14,693,750
Federal Farm Credit Bank	10,000,000	—	203,125	9,796,875
Obligations of state and political institutions	26,567,076	385,368	65,816	26,886,628
Other debt securities	5,000,000	—	—	5,000,000
Federal Reserve Bank and other equity securities	7,619,242	18,481	—	7,637,723

Total	$213,866,510	$806,108	$3,769,498	$210,903,120

The following table presents information regarding securities held to maturity:

		Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Market
September 30, 2005	Value	Gains	Losses	Value

Mortgage-Backed Securities
CMOs (Federal National Mortgage Association)	$10,843,086	$—	$365,230	$10,477,856
CMOs (Federal Home Loan Mortgage Corporation)	32,501,879	—	929,786	31,572,093
Federal National Mortgage Association	207,022,218	638,542	2,639,922	205,020,838
Federal Home Loan Mortgage Corporation	175,311,844	234,919	2,922,153	172,624,610
Government National Mortgage Association	19,447,078	663,115	464	20,109,729

Total Mortgage-Backed Securities	445,126,105	1,536,576	6,857,555	439,805,126

Federal Home Loan Bank	29,981,283	—	303,158	29,678,125
Federal Farm Credit Bank	20,000,000	—	379,688	19,620,312
Debt securities issued by foreign governments	1,000,000	—	—	1,000,000

Total	$496,107,388	$1,536,576	$7,540,401	$490,103,563

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

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30,

	2005		2004

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$635,770	55.3%	$584,754	58.1%
Equipment lease financing	176,316	15.3	159,175	15.8
Real estate - residential mortgage	196,151	17.0	150,651	15.0
Real estate - commercial mortgage	118,574	10.3	94,706	9.4
Real estate - construction	2,309	0.2	2,329	0.2
Installment - individuals	11,766	1.0	15,268	1.5
Loans to depository institutions	10,000	0.9	—	—

Loans, net of unearned discounts	$1,150,886	100.0%	$1,006,883	100.0%

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company’s portfolio of loans may be increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, which in turn depend on current and expected economic conditions, the financial condition of borrowers, the realization of collateral, and the credit management process.

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

At September 30, 2005, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.47% and the allowance was $16.2 million. At such date, the Company’s nonaccrual loans amounted to $4.0 million; $0.7 million of such loans was judged to be impaired within the scope of SFAS No. 114. Loans 90 days past due and still accruing amounted to $0.8 million. Nonaccrual loans and loans 90 days past due and still accruing include leases, in the amount of $0.5 million and $0.6 million, respectively, of telecommunications equipment from a company that went into bankruptcy in July 2004. The service provider to the lessees discontinued service, resulting in the failure of certain lessees to make payments. While pursuing collection of the lease payments, past due amounts accrue. Legal action is typically commenced against lessees whose accounts are not paid within 180 days and are placed in nonaccrual status. Lessees remain unconditionally obligated to make payments. All are creditworthy and personally guaranteed; the reported delinquencies are not due to credit issues. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of September 30, 2005. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first nine months of 2005. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.6 million at September 30, 2005.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

     The following table provides certain information with respect to the Company’s deposits:

	September 30,

	2005		2004

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$540,030	36.6%	$424,534	32.6%
NOW	158,660	10.7	111,868	8.6
Savings	26,939	1.8	29,488	2.3
Money market	226,202	15.3	226,655	17.4
Time deposits	522,643	35.4	503,824	38.8

Total domestic deposits	1,474,474	99.8	1,296,369	99.7
Foreign
Time deposits	3,018	0.2	3,000	0.3

Total deposits	$1,477,492	100.0%	$1,299,369	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 25 and 26.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% to 5%) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 29. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1981 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, five capital categories, ranging from “well capitalized” to “critically under capitalized”, are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2005, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended September 30,
(Unaudited)
(dollars in thousands)

	2005			2004

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$3,455	$16	1.45%	$3,799	$6	0.62%

Securities available for sale	190,371	2,055	4.32	266,551	2,885	4.33
Securities held to maturity	504,688	5,626	4.46	386,851	4,624	4.78
Securities tax-exempt [2]	24,701	416	6.68	29,267	528	7.18

Total investment securities	719,760	8,097	4.50	682,669	8,037	4.71
Federal funds sold	6,935	61	3.43	19,620	73	1.45
Loans, net of unearned discounts [3]	1,087,282	21,222	8.02	951,941	16,898	7.31

TOTAL INTEREST-EARNING ASSETS	1,817,432	29,396	6.54%	1,658,029	25,014	6.11%

Cash and due from banks	60,457			53,476
Allowance for loan losses	(17,100)			(16,158)
Goodwill	21,158			21,158
Other assets	82,170			70,050

TOTAL ASSETS	$1,964,117			$1,786,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$28,148	31	0.44%	$29,991	28	0.37%
NOW	143,101	278	0.77	133,357	162	0.48
Money market	247,613	873	1.40	217,612	348	0.64
Time	531,234	3,763	2.81	469,319	2,469	2.09
Foreign
Time	3,016	8	1.42	3,000	8	1.10

Total interest-bearing deposits	953,112	4,953	2.06	853,279	3,015	1.41

Borrowings
Securities sold under agreements to repurchase - customers	87,049	548	2.50	90,654	272	1.19
Securities sold under agreements to repurchase - dealers	57,755	518	3,56	14,910	54	1.43
Federal funds purchased	23,438	210	3.55	2,500	9	1.44
Commercial paper	34,341	237	2.74	34,394	107	1.23
Other short-term debt	6,109	58	3.75	6,293	34	2.15
Long-term debt	105,774	1,357	5.13	135,774	1,559	4.59

Total borrowings	314,466	2,928	3.71	284,525	2,035	2.86

TOTAL INTEREST-BEARING LIABILITIES	1,267,578	7,881	2.47%	1,137,804	5,050	1.77%

Noninterest-bearing deposits	461,418			424,974
Other liabilities	82,278			83,603

Total liabilities	1,811,274			1,646,381

Shareholders’ equity	152,843			140,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,964,117			$1,786,555

Net interest income/spread		21,515	4.07%		19,964	4.34%

Net yield on interest-earning assets (margin)			4.76%			4.84%

Less: Tax equivalent adjustment		162			202

Net interest income		$21,353			$19,762

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Nine Months Ended September 30,
(Unaudited)
(dollars in thousands)

	2005			2004

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$3,000	$38	1.71%	$3,151	$13	0.55%

Securities available for sale	197,229	6,454	4.36	282,504	9,364	4.37
Securities held to maturity	492,838	16,569	4.48	385,548	14,008	4.84
Securities tax-exempt [2]	25,415	1,350	7.10	30,217	1,619	7.16

Total investment securities	715,482	24,373	4.54	698,269	24,991	4.75
Federal funds sold	13,810	283	2.71	14,361	129	1.18
Loans, net of unearned discounts [3]	1,033,435	59,076	8.04	905,402	47,392	7.38

TOTAL INTEREST-EARNING ASSETS	1,765,727	83,770	6.52%	1,621,183	72,525	6.13%

Cash and due from banks	61,895			59,477
Allowance for loan losses	(17,332)			(15,694)
Goodwill	21,158			21,158
Other assets	80,433			70,370

TOTAL ASSETS	$1,911,881			$1,756,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$28,583	85	0.40%	$31,851	93	0.39%
NOW	146,845	740	0.67	134,237	463	0.46
Money market	229,700	1,752	1.02	210,257	909	0.58
Time	516,273	9,889	2.56	435,991	6,373	1.95
Foreign
Time	3,010	25	1.09	3,000	24	1.09

Total interest-bearing deposits	924,411	12,491	1.81	815,336	7,862	1.29

Borrowings
Securities sold under agreements to repurchase - customers	86,540	1,302	2.01	81,625	702	1.15
Securities sold under agreements to repurchase - dealers	50,237	1,187	3.16	34,018	305	1.20
Federal funds purchased	15,739	388	3.25	8,580	72	1.11
Commercial paper	35,714	620	2.32	28,733	248	1.15
Other short- term debt	4,901	124	3.38	16,603	240	1.93
Long-term debt	112,074	4,212	5.01	135,774	4,679	4.59

Total borrowings	305,205	7,833	3.42	305,333	6,246	2.73

TOTAL INTEREST-BEARING LIABILITIES	1,229,616	20,324	2.21%	1,120,669	14,108	1.68%

Noninterest-bearing deposits	448,038			411,916
Other liabilities	83,924			81,928

Total liabilities	1,761,578			1,614,513

Shareholders’ equity	150,303			141,981

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,911,881			$1,756,494

Net interest income/spread		63,446	4.31%		58,417	4.45%

Net yield on interest-earning assets (margin)			4.92%			4.92%

Less: Tax equivalent adjustment		526			626

Net interest income		$62,920			$57,791

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/ (Decrease) Three Months Ended September 30, 2005 to September 30, 2004

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(1)	$11	$10

Securities available for sale	(823)	(7)	(830)
Securities held to maturity	1,333	(331)	1,002
Securities tax-exempt	(77)	(35)	(112)

Total investment securities	433	(373)	60

Federal funds sold	(66)	54	(12)

Loans, net of unearned discounts [3]	2,569	1,755	4,324

TOTAL INTEREST INCOME	$2,935	$1,447	$4,382

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(2)	$5	$3
NOW	13	103	116
Money market	54	471	525
Time	358	936	1,294
Foreign
Time	—	—	—

Total interest-bearing deposits	423	1,515	1,938

Borrowings
Securities sold under agreements to repurchase - customers	(11)	287	276
Securities sold under agreements to repurchase - dealers	305	159	464
Federal funds purchased	172	29	201
Commercial paper	—	130	130
Other short-term debt	(1)	25	24
Long-term debt	(373)	171	(202)

Total borrowings	92	801	893

TOTAL INTEREST EXPENSE	$515	$2,316	$2,831

NET INTEREST INCOME	$2,420	$(869)	$1,551

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/ (Decrease) Nine Months Ended September 30, 2005 to September 30, 2004

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(1)	$26	$25

Securities available for sale	(2,888)	(22)	(2,910)
Securities held to maturity	3,648	(1,087)	2,561
Securities tax-exempt	(255)	(14)	(269)

Total investment securities	505	(1,123)	(618)

Federal funds sold	(5)	159	154

Loans, net of unearned discounts [3]	7,092	4,592	11,684

TOTAL INTEREST INCOME	$7,591	$3,654	$11,245

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(10)	$2	$(8)
NOW	45	232	277
Money market	89	754	843
Time	1,290	2,226	3,516
Foreign
Time	1	—	1

Total interest-bearing deposits	1,415	3,214	4,629

Borrowings
Securities sold under agreements to repurchase - customers	42	558	600
Securities sold under agreements to repurchase - dealers	199	683	882
Federal funds purchased	95	221	316
Commercial paper	71	301	372
Other short-term debt	(231)	115	(116)
Long-term debt	(873)	406	(467)

Total borrowings	(697)	2,284	1,587

TOTAL INTEREST EXPENSE	$718	$5,498	$6,216

NET INTEREST INCOME	$6,873	$(1,844)	$5,029

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2005
Total Capital (to Risk Weighted Assets) :
The Company	$177,523	13.80%	$102,924	8.00%	$128,656	10.00%
The bank	140,193	11.53	97,248	8.00	121,560	10.00

Tier 1 Capital (to Risk Weighted Assets) :
The Company	161,439	12.55	51,462	4.00	77,193	6.00
The bank	124,996	10.28	48,624	4.00	72,936	6.00

Tier 1 Leverage Capital (to Average Assets) :
The Company	161,439	8.31	77,718	4.00	97,148	5.00
The bank	124,996	6.68	74,860	4.00	93,575	5.00

As of December 31, 2004
Total Capital (to Risk Weighted Assets) :
The Company	$169,226	14.35%	$94,334	8.00%	$117,917	10.00%
The bank	129,267	11.56	89,466	8.00	111,832	10.00

Tier 1 Capital (to Risk Weighted Assets) :
The Company	154,467	13.10	47,167	4.00	70,750	6,00
The bank	115,262	10.31	44,733	4.00	67,099	6.00

Tier 1 Leverage Capital (to Average Assets) :
The Company	154,467	8.49	72,792	4.00	90,990	5.00
The bank	115,262	6.56	70,270	4,00	87,837	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2005, presented on page 35, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

As part of its asset/liability management program, the Company may use interest rate floors or swaps to reduce its sensitivity to interest rate fluctuations. The Company has written policy guidelines, approved by the Board of Directors, governing the use of off-balance sheet financial instruments, including approved counterparties, risk limits and appropriate internal control procedures. The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis.

During the third quarter of 2005, the Company entered into two interest rate floor agreements with notional amounts of $50,000,000 each and maturities of September 14, 2007 and September 14, 2008, respectively. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes these financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At September 30, 2005, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up front premiums of $141,250. At September 30, 2005, there were no amounts receivable under these contracts.

The interest rate floor agreements were not designated as hedges for accounting purposes and therefore changes in the fair values of the instruments are required to be recognized as income or expense in our financial statements. At September 30, 2005 the aggregate fair value of the interest rate floors was $57,314; $83,936 was charged to “other expenses”.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 2005, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.8% ($1.6 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 2.2% ($1.9 million) decline from an unchanged rate environment.

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

At September 30, 2005, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $39.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $34.0 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2005:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$105,774	$—	$35,774	$—	$70,000
Operating Leases	27,142	3,462	6,787	5,549	11,344

Total Contractual Cash Obligations	$132,916	$3,462	$42,561	$5,549	$81,344

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2005:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$26,830	$26,830	$—	$—	$—
Commercial Loans	19,123	6,470	10,647	2,006	—

Total Loans	45,953	33,300	10,647	2,006	—
Standby Letters of Credit	25,883	24,152	1,731	—	—
Other Commercial Commitments	14,947	14,748	—	—	199

Total Commercial Commitments	$86,783	$72,200	$12,378	$2,006	$199

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$3,086	$—	$—	$—	$—	$3,086
Federal funds sold	—	—	—	—	—	—
Investment securities	10,396	19,743	154,001	515,233	7,638	707,011
Loans, net of unearned discounts
Commercial and industrial	587,946	15,509	26,766	6,068	(519)	635,770
Loans to depository institutions	10,000	—	—	—	—	10,000
Lease financing	14,345	13,358	163,433	11,315	(26,135)	176,316
Real estate	104,163	12,324	161,969	38,578	—	317,034
Installment	11,766	—	—	—	—	11,766
Noninterest-earning assets and allowance for loan losses	—	—	—	—	174,148	174,148

Total Assets	741,702	60,934	506,169	571,194	155,132	2,035,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	26,939	—	—	26,939
NOW [1]	—	—	158,660	—	—	158,660
Money market [1]	185,163	—	41,039	—	—	226,202
Time - domestic	227,747	224,104	70,731	61	—	522,643
- foreign	1,373	1,645	—	—	—	3,018
Securities sold u/a/r - cust	57,920	—	—	—	—	57,920
Securities sold u/a/r - deal	59,894	—	—	—	—	59,894
Federal funds purchased	29,100	—	—	—	—	29,100
Commercial paper	39,402	—	—	—	—	39,402
Other short-term borrowings	21,169	—	—	—	—	21,169
Long-term borrowings - FHLB	—	—	10,000	70,000	25,774	105,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	784,410	784,410

Total Liabilities and Shareholders ‘ Equity	621,768	225,749	307,369	70,061	810,184	2,035,131

Net Interest Rate Sensitivity Gap	$119,934	$(164,815)	$198,800	$501,133	$(655,052)	$—

Cumulative Gap September 30, 2005	$119,934	$(44,881)	$153,919	$655,052	$—	$—

Cumulative Gap September 30, 2004	$194,162	$52, 113	$71,052	$570, 573	$—	$—

Cumulative Gap December 31, 2004	$250,603	$160,810	$187,606	663,246	$—	$—

[1]

Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.

ITEM 4. CONTROLS AND PROCEDURES

Changes in internal control over financial reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

As previously reported, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In connection with this assessment, the following material weakness in internal control over financial reporting (as such term is defined in Public Company Accounting Oversight Board Auditing Standard No. 2) was identified: As of December 31, 2004, the Company did not employ sufficient personnel with adequate technical skills relative to accounting for Company-owned split-dollar life insurance policies on the lives of certain officers of the Company. As a result of this deficiency, employee benefits expense in prior periods was materially misstated. Accordingly, the Company restated its audited consolidated financial statements for the years ended December 31, 2002 and 2003, and its unaudited condensed financial information for the three months ended March 31, 2003 and 2004, the three months and six months ended June 30, 2003 and 2004, and the three months and nine months ended September 30, 2003 and 2004, to reflect the correction of the errors in the Company’s accounting for split-dollar life insurance policies. As a result of the material weakness described above, the Company’s management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

As previously reported, the Company has implemented several changes in its internal control over financial reporting. During the first quarter of 2005, the Company developed and implemented procedures for quarterly expensing of premiums paid or prepaid for split-dollar life insurance policies on the lives of certain officers of the Company, retained actuarial assistance in determining the appropriate amounts to be expensed in respect of the Company’s obligations to pay future premiums on split-dollar life insurance policies issued as part of a transaction in which an officer relinquishes his right to receive pension payments in exchange for the insurance policy and in respect of the Company’s obligations to pay future post-retirement premiums on certain split-dollar life insurance policies, and retained life insurance consultants for assistance in determining the appropriate amounts to be credited in respect of increases in the cash surrender values of these various policies. During the second quarter of 2005, the Company enhanced its staffing by hiring an additional person with expertise in generally accepted accounting principles.

In developing and implementing these procedures and changes in its internal control over financial reporting, the Company’s control objective is to account for split-dollar life insurance policies in accordance with generally accepted accounting principles. In connection with the preparation of its unaudited consolidated financial statements for the three months and nine months ended September 30, 2005, the Company conducted tests of these procedures and changes in its internal control over financial reporting. Based on a review of the results of these tests and of the design and implementation of these procedures and changes, the Company’s management concluded that, as of September 30, 2005, these procedures and changes address the previously reported material weakness in internal control over financial reporting described above and achieve the control objective identified above, and that, accordingly, as of September 30, 2005, such previously reported material weakness no longer exists.

No other change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of disclosure controls and procedures

As required under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation and management’s conclusion that the previously reported material weakness in the Company’s internal control over financial reporting described above no longer exists, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The following table discloses the Company’s repurchases of the Company’s common shares during the third quarter of 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2005	24,200	$22.33	24,200	892,619

August 1-31, 2005	46,500	22.11	46,500	846,119

September 1-30, 2005	65,300	21.46	65,300	780,819

Total	136,000		136,000

All shares were repurchased through the Company’s share repurchase program.

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase. The last increase was announced on June 16, 2005, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares. As of June 30, 2005, the remaining number of shares that could be repurchased was 916,819.

Item 6. Exhibits

The following exhibits are filed as part of this report:

3.	(i)

Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004 (Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(ii)	By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii)(A) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

11.		Statement Re: Computation of Per Share Earnings.

31.		Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).

32.		Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date	November 8, 2005	/s/	Louis J. Cappelli

Louis J. Cappelli Chairman and Chief Executive Officer

Date	November 8, 2005	/s/	John W. Tietjen

John W. Tietjen Executive Vice President and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	42

31.1	Certifications of the CEO pursuant to Exchange Act Rule 13a-14(a).	43

31.2	Certifications of the CFO pursuant to Exchange Act Rule 13a-14(a).	44

32	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	45