Form 10-K
period 2005-12-31
STERLING BANCORP
filed 2006-03-16
CIK 93451

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

For the fiscal year ended December 31, 2005         Commission File No. 1-5273-1

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated
Filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

On June 30, 2005, the aggregate market value of the common equity held by non-affiliates of the Registrant was $354,287,474.

The Registrant has one class of common stock, of which 18,760,850 shares were outstanding at March 3, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Sterling  Bancorp's  definitive 2006 Proxy Statement to be filed
pursuant  to  Regulation  14A  are   incorporated  by  reference  in  Part  III.

================================================================================

                                TABLE OF CONTENTS
                                                                           Page

                                     PART I

Item 1.    BUSINESS                                                           1

Item 1A.   RISK FACTORS                                                      10

Item 1B.   UNRESOLVED STAFF COMMENTS                                         16

Item 2.    PROPERTIES                                                        16

Item 3.    LEGAL PROCEEDINGS                                                 17

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                 18

Item 6.    SELECTED FINANCIAL DATA                                           18

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         18

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        18

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       36

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                          77

Item 9A.   CONTROLS AND PROCEDURES                                           77

Item 9B.   OTHER INFORMATION                                                 79

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                80

Item 11.   EXECUTIVE COMPENSATION                                            80

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                   80

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    80

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            80

                                     PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                        81

SIGNATURES                                                                   83

Exhibits Submitted in a Separate Volume.

                                     PART I

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors on pages 10-16 and the section captioned "FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS" on page 20 and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp (the "parent company" or the "Registrant") is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended (the "BHCA"), which was organized in 1966. Throughout this report, the terms the "Company" or "Sterling" refer to Sterling Bancorp and its subsidiaries. The Company has operations in New York, New Jersey, Virginia and North Carolina and conducts business throughout the United States.

The parent company owns, directly or indirectly, all of the outstanding shares of Sterling National Bank (the "bank"), its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation, Sterling Financial Services Company, Inc. ("Sterling Financial") and Sterling Real Estate Abstract Holding Company, Inc. (the "finance subsidiaries") and Sterling Bancorp Trust I (the "trust"). Sterling National Mortgage Company, Inc. ("SNMC"), Sterling National Servicing, Inc. ("SNS-Virginia"), Sterling Factors Corporation ("Factors"), Sterling Trade Services, Inc. ("Trade Services") and Sterling Holding Company of Virginia, Inc. are wholly-owned subsidiaries of the bank. Trade Services owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong; both companies commenced operations as of July 2, 2001. Sterling Holding Company of Virginia, Inc. owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc. Sterling Bancorp Trust I was formed as of February 4, 2002. Sterling Real Estate Abstract Holding Company, Inc., which commenced operations as of January 16, 2003, owns 51% of the outstanding common shares of SBC Abstract Company, LLC, which commenced operations as of January 17, 2004.

Segment information appears in Note 21 of the Company's consolidated financial statements.

GOVERNMENT MONETARY POLICY

The Company is affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important objective of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve Board have in the past had a significant effect on operations of financial institutions, including the bank, and will continue to do so in the future. Changing conditions in the national economy and in the money markets make it difficult to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Company. Foreign activities of the Company are not considered to be material.

BUSINESS OPERATIONS

The Bank

Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains eleven offices in New York, nine offices in New York City (six branches and an international banking facility in Manhattan and three branches in Queens), one branch in Nassau County in Great Neck, New York and one branch in Yonkers, New York. The executive office is located at 650 Fifth Avenue, New York, New York.

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

For the year ended December 31, 2005, the bank's average earning assets represented approximately 96% of the Company's average earning assets. Loans represented 58% and investment securities represented 41% of the bank's average earning assets in 2005.

Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management. The bank provides loans to small and medium-sized businesses. The businesses are diversified across industries, and the loans generally range in size from $250,000 to $15 million. Business loans can be tailored to meet customers' specific long- and short-term needs, and include secured and lines of credit, business installment loans, business lines of credit, and unsecured debtor-in-possession financing. Our loans are often collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets.

Through its factoring subsidiary ("Factors"), the bank provides accounts receivable management services. The purchase of a client's accounts receivable is traditionally known as "factoring" and results in payment by the client of a non-refundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate for the bookkeeping and collection services provided by Factors and, if applicable, its credit review of the client's customer and assumption of customer credit risk. When Factors "factors" (i.e., purchases) an account receivable from a client, it records the receivable as an asset (included in "Loans held in portfolio, net of unearned discounts"), records a liability for the funds due to the client (included in "Accrued expenses and other liabilities") and credits to noninterest income the non-refundable factoring fee (included in "Factoring income"). Factors also may advance funds to its client prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees) and normally satisfying such advances by the collection of receivables. The accounts receivable factored are primarily for clients engaged in the apparel and textile industries.

As of  December  31,  2005,  the  outstanding  loan  balance  (net  of  unearned
discounts)  for  commercial   and   industrial   lending  was  $632.4   million,
representing approximately 54% of the bank's total loan portfolio.

Equipment Leasing. The bank offers equipment leasing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances small and medium-sized equipment leases with an average term of 24 to 30 months. At December 31, 2005, the outstanding loan balance (net of unearned discounts) for equipment leases was $190.4 million, and equipment leases comprised approximately 16% of the bank's total loan portfolio.

Residential and Commercial Mortgages. The bank's real estate loan portfolio consists of real estate loans on one-to-four family residential properties and commercial properties. The residential mortgage banking and brokerage business is conducted through SNMC offices located principally in New York, New Jersey, North Carolina and other mid-Atlantic states. The mortgage company originates conforming residential mortgage loans throughout the tri-state metropolitan area, as well as in Virginia and other mid-Atlantic states, primarily for resale, and non-conforming residential mortgage loans, for its own portfolio and primarily for resale. Commercial real estate financing is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos. At December 31, 2005, the outstanding loan balance for real estate mortgage loans was $299.6 million, representing approximately 26% of the bank's total loans outstanding.

International Trade Finance. Through its international division, international banking facility and Hong Kong trade services subsidiary, the bank offers financial services to its customers and correspondents in the world's major financial centers. These services consist of financing import and export transactions, issuing of letters of credit and creating banker's acceptances. In addition to its direct worldwide correspondent banking relationships, active bank account relationships are maintained with leading foreign banking institutions in major financial centers.

Trust Services. The bank's trust department provides a variety of fiduciary, investment management, custody and advisory and corporate agency services to individuals and corporations. The bank acts as trustee for pension, profit-sharing, 401(k) and other employee benefit plans and personal trusts and estates. For corporations, the bank acts as trustee, transfer agent, registrar and in other corporate agency capacities.

There are no industry concentrations in the commercial and industrial loan portfolio that exceed 10% of gross loans. Approximately 68% of the bank's loans are to borrowers located in the metropolitan New York area. The bank has no foreign loans.

The composition of income from the operations of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,                            2005      2004       2003
-----------------------------------------------------------------------------
Interest and fees on loans                           54%       48%        49%
Interest and dividends on investment
   securities                                        22        25         25
Other                                                24        27         26
                                                    -------------------------
                                                    100%      100%       100%
                                                    =========================

At December 31, 2005, the bank and its subsidiaries had 525 employees, consisting of 200 officers and 325 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

Parent Company and Sterling Financial

The parent company, through Sterling Financial, makes loans that are secured by personal property, accounts receivable or other collateral; occasionally, unsecured advances are provided to its customers.

Dealer Receivable Financing. Through Sterling Financial, we provide loans to independent dealers who market products, such as furniture, appliances, automobiles and educational material to consumers on an installment basis with repayment terms between 12 and 60 months. We administer the majority of these installment contracts for the dealer by providing billing, payment processing and other bookkeeping services. We generally lend up to 85% of the value of the borrower's collateral. More than 75% of the payments are received electronically.

The composition of income (excluding equity in undistributed net income of the bank) of the parent company and its non-bank subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,                          2005       2004      2003
-----------------------------------------------------------------------------
Interest and fees on loans                         17%        18%       26%
Dividends, interest and service fees               79         80        69
Other                                               4          2         5
                                                  --------------------------
                                                  100%       100%      100%
                                                  ==========================

At December 31, 2005, the parent company and Sterling Financial employed 20 persons, consisting of 1 officer with the balance of the employees performing supervisory and clerical functions. The parent company and its finance subsidiaries consider employee relations to be satisfactory.

COMPETITION

There is intense competition in all areas in which the Company conducts its business. As a result of the deregulation of the financial services industry under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), the Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location.

SUPERVISION AND REGULATION

General

The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting the shareholders of the parent company. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the bank. It is intended only to briefly summarize some material provisions. Sterling Bancorp is a bank holding company and a financial holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Federal Reserve Board. Sterling Bancorp is also under the jurisdiction of the Securities and Exchange Commission and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Sterling Bancorp is listed on the New York Stock Exchange (NYSE) under the trading symbol "STL" and is subject to the rules of the NYSE for listed companies.

As a national bank, the bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Insured banks, including the bank, are subject to extensive regulation of many aspects of their business. These regulations, among other things, relate to: (a) the nature and amount of loans that may be made by the bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; (e) reserve requirements; and (f) dealings with officers, directors and affiliates.

Sterling Banking Corporation is subject to supervision and regulation by the Banking Department of the State of New York.

Sterling Financial Services Company, Inc. is subject to regulation by the Federal Reserve Board.

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

Financial Holding Company Regulation

The  Gramm-Leach-Bliley  Act:

o allows bank holding companies, the depository institution subsidiaries of which meet management, capital and the Community Reinvestment Act (the "CRA") standards, to engage in a substantially broader range of
      nonbanking   financial   activities  than  was  previously   permissible,
      including (a) insurance underwriting and agency, (b) making merchant banking investments in commercial companies, (c) securities underwriting, dealing and market making, and (d) sponsoring mutual funds and investment companies;

o     allows insurers and other financial  services  companies to acquire banks;
      and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository subsidiaries must be and remain well capitalized and well managed and have received at least a satisfactory CRA rating, and (2) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company."

Requirements and standards to remain "well capitalized" are discussed below. To maintain financial holding company status, the bank must have at least a "satisfactory" rating under the CRA. Under the CRA, during examinations of the bank, the OCC is required to assess the bank's record of meeting the credit needs of the communities serviced by the bank, including low- and moderate-income communities. Banks are given one of four ratings under the CRA:
"outstanding,"   "satisfactory,"    "needs   to   improve"   or    "substantial
noncompliance." The bank received a rating of outstanding on the most recent exam completed by the OCC.

Pursuant to an election made under the Gramm-Leach-Bliley Act, the parent company has been designated as a financial holding company. As a financial holding company, Sterling Bancorp may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are "financial in nature," as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the Department of the Treasury) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. Under the Gramm-Leach-Bliley Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and sponsoring mutual funds and investment companies. Under the merchant banking authority added by the Gramm-Leach-Bliley Act, financial holding companies may invest in companies that engage in activities that are not otherwise permissible "financial" activities, subject to certain limitations, including that the financial holding company makes the investment with the intention of limiting the investment duration and does not manage the company on a day-to-day basis.

Generally, financial holding companies must continue to meet all the requirements for financial holding company status in order to maintain the ability to undertake new activities or acquisitions that are financial in nature and the ability to continue those activities that are not generally permissible for bank holding companies. If the parent company ceases to so qualify it would be required to obtain the prior approval of the Federal Reserve Board to engage in non-banking activities or to acquire more than 5% of the voting stock of any company that is engaged in non-banking activities. With certain exceptions, the Federal Reserve Board can only provide prior approval to applications involving activities that it had previously determined, by regulation or order, are so closely related to banking as to be properly incident thereto. Such activities are more limited than the range of activities that are deemed "financial in nature."

Payment of Dividends and Transactions with Affiliates

While the parent company generates income from its own operations, it also depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company's cash requirements throughout its history.

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Under the foregoing restrictions, and, without adversely affecting its "well capitalized" status, as of December 31, 2005, the bank could pay aggregate dividends of approximately $29 million to the parent company, without obtaining affirmative governmental approvals. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

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

Capital Adequacy and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The  Federal  Reserve  Board,  the OCC and the FDIC have  substantially  similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.

A depository institution's or holding company's capital, in turn, is classified in tiers, depending on type:

o Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

o Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

Sterling Bancorp, like other bank holding companies, currently is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Sterling National Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that have the highest supervisory rating. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Sterling Bancorp, and the OCC has not advised Sterling National Bank, of any specific minimum leverage ratio applicable to it.

The Federal  Deposit  Insurance Act, as amended  ("FDIA"),  requires among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than that indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2005, the bank was "well capitalized," based on the ratios and guidelines described above. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such a capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

"Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS's new capital accord in the near term. The Company cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Company. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to the Company.

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

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The current FICO annual assessment rate is 1.34 cents per $100 of deposits.

Under the Federal Deposit Insurance Act (the "FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

In addition, the FDIA provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC-insured depository institution or in connection with any assistance provided by the FDIC to a commonly controlled institution "in danger of default" (as defined in the FDIA).

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

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the "USA Patriot Act") substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The
United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Company. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including the imposition of enforcement actions and civil monetary penalties.

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

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The information appears on pages 29 and 30 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

II.   Investment Portfolio

A summary of the Company's investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears on page 24 in Management's

Discussion and Analysis of Financial Condition and Results of Operations. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 4 beginning on page 49 of the Company's consolidated financial statements.

III.  Loan Portfolio

A table setting forth the composition of the Company's loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

A table setting forth the maturities and sensitivity to changes in interest rates of the Company's commercial and industrial loans at December 31, 2005 appears on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. The information appears under "Loan Portfolio" on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 5 and under "Loans" in Note 1 of the Company's consolidated financial statements.

A table setting forth the aggregate amount of domestic nonaccrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 26 in Management's Discussion and Analysis of Financial Condition and Results of Operations; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans which are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

IV.   Summary of Loan Loss Experience

The information appears in Note 6 of the Company's consolidated financial statements and beginning on page 26 under "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operations. A table setting forth certain information with respect to the Company's loan loss experience for each of the five most recent fiscal years appears on page 27 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2005. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2005.

A table presenting the Company's allocation of the allowance appears on page 28 in Management's Discussion and Analysis of Financial Condition and Results of Operations. This allocation is based on estimates by management that may vary based on management's evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in that loan category.

V.    Deposits

Average deposits and average rates paid for each of the three most recent years are presented on page 29 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in
Note 7 of the Company's consolidated financial statements.

The table providing selected information with respect to the Company's deposits for each of the three most recent fiscal years appears on page 28 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest expense for the three most recent fiscal years is presented in Note 7 of the Company's consolidated financial statements.

VI.   Return on Assets and Equity

The Company's returns on average total assets and average shareholders' equity, dividend payout ratio and average shareholders' equity to average total assets for each of the five most recent years is presented in "Selected Financial Data" on page 19.

VII.  Short-Term Borrowings

Balance and rate data for significant categories of the Company's Short-Term Borrowings for each of the three most recent years is presented in Note 8 of the Company's consolidated financial statements.

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

ITEM 1A. RISK FACTORS

An investment in the Company's common stock is subject to risks inherent to the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company's business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and you could lose all or part of your investment.

RISKS RELATED TO THE COMPANY'S BUSINESS

The Company Is Subject to Interest  Rate Risk

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations. For further discussion related to the Company's management of interest rate risk, see "Asset/Liability Management" beginning on page 31 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company Is Subject to Lending Risk

There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those throughout the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2005, approximately 64% of the Company's loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company's loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. For further discussion related to commercial and industrial, construction and commercial real estate loans, see "Loan Portfolio" on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's Allowance for Loan Losses May Be Insufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company's financial condition and results of operations. For further discussion related to the Company's process for determining the appropriate level of the allowance for loan losses, see "Asset Quality" beginning on page 26 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company May Not Be Able to Meet the Cash Flow Requirements of Its Depositors and Borrowers or Meet Its Operating Cash Needs to Fund Corporate Expansion and Other Activities

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. The overall liquidity position of the bank and the parent company are regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Funding sources include Federal funds purchased, securities sold under repurchase agreements and non-core deposits. The bank is a member of the Federal Home Loan Bank of New York, which provides funding through advances to members that are collateralized with mortgage-related assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. The bank also can borrow through the Federal Reserve Bank's discount window.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers' needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see "Liquidity Risk" beginning on page 32 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sterling Bancorp Relies on Dividends from Its Subsidiaries

Sterling Bancorp is a separate and distinct legal entity from its subsidiaries. It receives dividends from its subsidiaries. These dividends are a significant source of funds to pay dividends on the parent company's common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Sterling National Bank and certain non-bank subsidiaries may pay to the parent company. Also, Sterling Bancorp's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event Sterling National Bank is unable to pay dividends to Sterling Bancorp, Sterling Bancorp may not be able to service debt, pay obligations or pay dividends on the Company's common stock. The inability to receive dividends from Sterling National Bank could have a material adverse effect on the Company's business, financial condition and results of operations. See "Supervision and Regulation" on pages 3-8 and Note 13 of the Company's consolidated financial statements.

The Company Is Subject to Environmental Liability Risk Associated with Lending Activities

A portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. Future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Profitability Depends Significantly on Local and Overall Economic Conditions

The Company's success depends significantly on the economic conditions of the communities it serves and the general economic conditions of the United States. The Company has operations in New York City and the tri-state area, as well as Virginia and other mid-Atlantic territories, and conducts business throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, acts of God or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

Severe Weather, Natural Disasters or Other Acts of God, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company's Business

Severe weather, natural disasters or other acts of God, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

The Company Operates in a Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks have entered the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company does.

The Company's ability to compete successfully depends on a number of factors, including, among other things:

o The ability to develop, maintain and build upon customer relationships based on top quality service, high ethical standards and safe, sound assets.

o     The ability to expand the Company's market position.

o The scope, relevance and pricing of products and services offered to meet customer needs and demands.

o The rate at which the Company introduces new products and services relative to its competitors.

o     Customer satisfaction with Company's level of service.

o     Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company's competitive position, which could adversely affect the Company's growth and profitability, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

The Company Is Subject to Extensive Government Regulation and Supervision

The Company, primarily through the parent company and the bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See "Supervision and Regulation" on pages 3-8.

The Company's Controls and Procedures May Fail or Be Circumvented

The Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company May Be Subject to a Higher Effective Tax Rate if Sterling Real Estate Holding Company, Inc. Fails to Qualify as a Real Estate Investment Trust ("REIT")

Sterling Real Estate Holding Company Inc. ("SREHC") operates as a REIT for federal income tax purposes. SREHC was established to acquire, hold and manage mortgage assets and other authorized investments to generate net income for distribution to its shareholders.

For an entity to qualify as a REIT, it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2005, SREHC met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2005, SREHC had met the two annual income tests and the distribution test.

If SREHC fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, our effective tax rate would increase.

New Lines of Business or New Products and Services May Subject the Company to Additional Risks

The Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Acquisitions May Disrupt the Company's Business and Dilute Stockholder Value

The Company seeks merger or acquisition partners that are compatible and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

o Potential exposure to unknown or contingent liabilities of the target company.

o     Exposure to potential asset quality issues of the target company.

o Difficulty and expense of integrating the operations and personnel of the target company.

o     Potential disruption to the Company's business.

o     Potential diversion of the Company's management time and attention.

o     The possible loss of key employees and customers of the target company.

o     Difficulty in estimating the value of the target company.

o Potential changes in banking or tax laws or regulations that may affect the target company.

The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operations.

The Company May Not Be Able to Attract and Retain Skilled People

The Company's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company's key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company has employment agreements with two of its senior officers.

The Company's Information Systems May Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company's information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's reputation, financial condition and results of operations.

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The Company's future success depends, in part, upon its ability to address the needs of the customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

The Company Is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Company's performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company's performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any fiduciary liability or reputation damage could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

RISKS ASSOCIATED WITH THE COMPANY'S COMMON STOCK

THE COMPANY'S STOCK PRICE CAN BE VOLATILE

Stock price volatility may make it more difficult to resell the Company's common stock when desired and at attractive prices. The Company's stock price can fluctuate significantly in response to a variety of factors, including, among other factors:

o     Actual or anticipated variations in quarterly results of operations.

o     Recommendations by securities analysts.

o Operating and stock price performance of other companies that investors deem comparable to the Company.

o News reports relating to trends, concerns and other issues in the financial services industry.

o     Perceptions   in  the   marketplace   regarding  the  Company  and/or  its
      competitors.

o     New technology used, or services offered, by competitors.

o Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

o Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

o     Changes in government regulation.

o Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company's stock price to decrease regardless of operating results.

The Trading Volume in the Company's Common Stock Is Less Than That of Other Larger Financial Services Companies

Although the Company's common stock is listed for trading on the New York Stock Exchange (NYSE), the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the trading volume of the Company's common stock, significant sales of the Company's common stock, or the expectation of these sales, could cause the Company's stock price to fall.

An Investment in the Company's Common Stock Is Not an Insured Deposit

The Company's common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Company's common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company's common stock, you may lose some or all of your investment.

The Company's Certificate of Incorporation, By-Laws and Shareholders Rights Plan as Well as Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of the Company's certificate of incorporation and by-laws, federal banking laws, including regulatory approval requirements, and the Company's stock purchase rights plan could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company's shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company's common stock.

RISKS ASSOCIATED WITH THE COMPANY'S INDUSTRY

THE EARNINGS OF FINANCIAL SERVICES COMPANIES ARE SIGNIFICANTLY AFFECTED BY GENERAL BUSINESS AND ECONOMIC CONDITIONS

The Company's operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company's control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company's products and services, among other things, any of which could have a material adverse impact on the Company's financial condition and results of operations.

Financial Services Companies Depend on the Accuracy and Completeness of Information About Customers and Counterparties

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

Consumers May Decide Not to Use Banks to Complete Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for these premises expires April 30, 2016. Rental commitments to the expiration date approximate $9,100,000.

The bank also maintains operating leases for nine branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau, Suffolk and Westchester counties (New York), in Charlotte (North Carolina) and in Richmond (Virginia) with an aggregate of approximately 122,300 square feet. The aggregate office rental commitments for these premises approximates $17,200,000. The leases have expiration dates ranging from 2006 through 2018 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included pursuant to Instruction 3 to Item 401(b) of SEC Regulation S-K:

                                                                 Held Executive
Name of Executive     Title                               Age     Office Since
--------------------------------------------------------------------------------
Louis J. Cappelli     Chairman of the Board and
                      Chief Executive Officer, Director    75         1967
John C. Millman       President, Director                  63         1986
John W. Tietjen       Executive Vice President and
                      Chief Financial Officer              61         1989
John A. Aloisio*      Senior Vice President                63         1992
Howard M. Applebaum   Senior Vice President                47         2002

*     No longer an executive officer.

All executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any of the foregoing officers and any other person or persons pursuant to which he was selected as an executive officer.

On March 15, 2006, the Compensation Committee of the Board of Directors extended the terms of the Company's Employment Agreements with Mr. Cappelli and Mr. Millman to December 31, 2010 and December 31, 2008, respectively.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The parent company's common stock is traded on the New York Stock Exchange under the symbol STL. Information regarding the quarterly prices of the common stock is presented in Note 24 on page 75. Information regarding the average common shares outstanding and dividends per common share is presented in the Consolidated Statements of Income on page 38. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 13 on page 60. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 20 beginning on page 69. As of March 3, 2006, there were 1,621 shareholders of record of our common shares.

During the fiscal years ended December 31, 2004 and 2005, the following dividends were declared on our common shares on the dates indicated: February 19, 2004: $.15; May 20, 2004: $.15; August 19, 2004: $.15; November 18, 2004:
$.18; February 17, 2005:  $.18; May 5, 2005:  $.18;  August 18, 2005:  $.18; and
November 17, 2005: $.19. The foregoing amounts of dividends per share reflect the effect of the stock split and stock dividend referred to in the next paragraph.

The Company effected a six-for-five stock split in the form of a stock dividend on December 8, 2004 and effected a 5% stock dividend on December 12, 2005.

Under its share repurchase program, the Company buys back common shares from time to time. The following table discloses the Company's repurchases of its common shares during the fourth quarter of 2005.

                                                Issuer Purchases of Equity Securities
                      -------------------------------------------------------------------------------------------
                      Total Number                       Total Number of Shares       Maximum Number of Shares
                       of Shares     Average Price    Purchased as Part of Publicly   that May Yet Be Purchased
Period                 Purchased     Paid Per Share    Announced Plans or Programs    Under the Plans or Programs
-----------------------------------------------------------------------------------------------------------------
October 1-31, 2005       22,000      $        19.75               22,000                       758,819
November 1-30, 2005     142,200               20.58              142,200                       616,619
December 1-31, 2005     204,400               19.68              204,400                       412,219
                        -------                                  -------
Total                   368,600                                  368,600
                        =======                                  =======

All shares were repurchased through the Company's share purchase program.

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase. The latest increase was announced on June 16, 2005, when the Board of Directors increased the Company's authority to repurchase common shares by an additional 800,000 shares. As of June 30, 2005 and September 30, 2005, the remaining number of shares that could be repurchased was 916,819 and 780,819, respectively.

For information regarding securities authorized for issuance under the Company's equity compensation plan, see Item 12 on page 80.

ITEM 6. SELECTED FINANCIAL DATA

The information appears on page 19. All such information should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 20-35 and supplementary quarterly data appears in Note 24 of the Company's consolidated financial statements. All such information should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 31-33 under the caption "ASSET/LIABILITY MANAGEMENT." All such information should be read in conjunction with the consolidated financial statements and notes thereto.

                                Sterling Bancorp
                             SELECTED FINANCIAL DATA

(dollars in thousands except per share data)              2005          2004        2003         2002         2001
---------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Total interest income                                  $  113,044   $   97,799   $   91,583   $   94,197   $   95,866
Total interest expense                                     29,109       19,583       17,591       21,210       26,816
Net interest income                                        83,935       78,216       73,992       72,987       69,050
Provision for loan losses                                   9,664        9,965        8,740       10,771        7,401
Net securities gains                                          337        1,256          551          996           --
Noninterest income, excluding net securities gains         34,216       33,461       32,127       28,289       24,144
Noninterest expenses                                       71,210       65,613       59,275       57,350       54,997
Income before taxes                                        37,614       37,355       38,655       34,151       30,795
Provision for income taxes                                 13,587       12,751       14,752       12,310       12,207
Net income                                                 24,027       24,604       23,903       21,841       18,588
   Per common share--basic[1]                                1.25         1.29         1.26         1.15         0.97
                    --diluted[1]                             1.22         1.23         1.20         1.09         0.93
Dividends per common share[1]                                0.73         0.63         0.54         0.44         0.38

YEAR END BALANCE SHEETS

Investment securities                                     715,299      680,220      683,118      588,774      576,028
Loans held for sale                                        40,977       37,059       40,557       54,685       48,603
Loans held in portfolio, net of unearned discounts      1,128,799    1,022,286      900,556      791,315      760,084
Total assets                                            2,056,042    1,871,112    1,759,824    1,563,165    1,485,112
Noninterest-bearing deposits                              510,884      511,307      474,092      401,568      356,303
Interest-bearing deposits                                 937,442      832,544      737,649      645,540      628,621
Long-term debt                                             85,774      135,774      135,774      140,774       95,350
Shareholders' equity                                      147,587      148,704      143,262      129,220      125,705

AVERAGE BALANCE SHEETS

Investment securities                                     713,629      689,569      593,005      589,390      468,861
Loans held for sale                                        53,948       46,395       71,779       37,459       30,906
Loans held in portfolio, net of unearned discounts      1,000,235      891,107      785,575      708,656      674,310
Total assets                                            1,931,101    1,777,720    1,587,623    1,466,922    1,267,856
Noninterest-bearing deposits                              452,632      415,664      370,554      315,757      292,918
Interest-bearing deposits                                 936,665      830,950      683,748      676,296      594,303
Long-term debt                                            106,514      135,774      139,870      140,153       47,055
Shareholders' equity                                      149,836      142,536      134,150      126,274      123,935

RATIOS

Return on average total assets                               1.24%        1.38%        1.51%        1.49%        1.47%
Return on average tangible shareholders' equity[2]          18.67        20.27        21.15        20.78        18.09
Return on average shareholders' equity                      16.04        17.26        17.82        17.30        15.00
Dividend payout ratio                                       58.41        49.20        42.30        34.67        33.41
Average shareholders' equity to average total assets         7.76         8.02         8.45         8.61         9.78
Net interest margin (tax-equivalent basis)                   4.94         5.02         5.33         5.74         6.23
Loans/assets, year end[3]                                   56.89        56.62        53.48        54.12        54.45
Net charge-offs/loans, year end[4]                           0.84         0.79         0.85         1.39         0.79
Nonperforming loans/loans, year end[3]                       0.36         0.29         0.36         0.21         0.22
Allowance/loans, year end[4]                                 1.46         1.60         1.61         1.71         1.85

[1] Prior period amounts have been restated to reflect the 5% stock dividend effected on December 12, 2005.

[2] Average tangible shareholders' equity is average shareholders' equity less average goodwill.

[3] In this calculation, the term "loans" means loans held for sale and loans held in portfolio.

[4]   In this calculation, the term "loans" means loans held in portfolio.

                                Sterling Bancorp
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the "parent company"), a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank (the "bank"). Throughout this discussion and analysis, the term the "Company" refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and selected financial data contained elsewhere in this annual report. Certain reclassifications have been made to prior years' financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend effected on December 12, 2005.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market, and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company's borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Company's products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

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

The Company's accounting policies are fundamental to understanding management's discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in
Note 1 beginning on page 43. The accounting for factoring transactions also is discussed under "Business Operations--The Bank--Commercial Lending. Asset-Based Financing and Factoring/Accounts Receivable Management" on pages 1 and 2.

The Company has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 to the consolidated financial statements.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The methodology used to determine the allowance for loan losses is outlined in Note 1 to the consolidated financial statements and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under the caption "Asset Quality" beginning on page 26. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

Fluctuations in the actual outcome of these future tax consequences could impact the Company's consolidated financial condition or results of operations. Additional discussion on the accounting for income taxes is presented in Notes 1, 17 and 25 of the Company's consolidated financial statements.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, deposit services, trust and estate administration, and investment management services. The Company has operations in the metropolitan New York area, New Jersey, Virginia and North Carolina, and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the metropolitan New York area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company's results of operations.

In 2005, the bank's average earning assets represented  approximately 96% of the
Company's   average  earning  assets.   Loans  represented  58%  and  investment
securities represented 41% of the bank's average earning assets in 2005.

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

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products and geographic location.

The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions, and in some cases negotiations, regularly take place and future acquisitions could occur.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company's primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders' equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets ("net interest margin") is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders' equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on page 30. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 29.

COMPARISON OF THE YEARS 2005 AND 2004

The Company reported net income for the year ended December 31, 2005 of $24.0 million, representing $1.22 per share, calculated on a diluted basis, compared to $24.6 million, or $1.23 per share, calculated on a diluted basis, for the year 2004. Net income benefitted from continued growth in net interest income and a lower provision for loan losses which were more than offset by lower noninterest income and by increases in noninterest expenses and in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, increased to $84.6 million for 2005 from $79.0 million for 2004, due to higher average earning assets outstanding coupled with higher average yield on loans partially offset by higher balances for interest-bearing deposits coupled with higher rates paid on interest-bearing deposit balances and borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.94% for 2005, compared to 5.02% for 2004. Net interest margin was affected by the higher interest rate environment in 2005 and by increases in average investment securities, loan outstandings and noninterest-bearing deposits, substantially offset by the impact of higher average interest-bearing deposits.

Total interest income, on a tax-equivalent basis,  aggregated $113.8 million for
2005,   up  from  $98.6   million  for  2004.   The   tax-equivalent   yield  on
interest-earning assets was 6.64% for 2005 compared to 6.26% for 2004.

Interest earned on the loan portfolio amounted to $80.9 million for 2005, up $15.2 million from a year ago. Average loan balances amounted to $1,054.2 million, an increase of $116.7 million from an average of $937.5 million in the prior year. The increase in average loans (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for $8.9 million of the $15.2 million increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 8.21% for 2005 from 7.56% for 2004 was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2005.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $32.4 million for 2005 from $32.7 million in the prior year. The decrease in yields on most of the securities portfolio reflects the impact of the continued flattening of the yield curve. Average outstandings increased to $713.6 million (40.1% of average earning assets for 2005) from $689.6 million (42.0% of average earning assets) in the prior year. The average life of the securities portfolio was approximately 4.4 years at December 31,2005, compared to 4.0 years at December 31, 2004, reflecting the impact of purchases.

Total interest expense increased to $29.1 million for 2005 from $19.6 million for 2004, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $18.1 million for 2005 from $11.2 million for 2004, primarily due to the higher interest rate environment in 2005, coupled with an increase in average balances, primarily for time deposits. Average rate paid on interest-bearing deposits was 1.94% which was 60 basis points higher than the prior year. Average interest-bearing deposit balances increased to $936.7 million for the year 2005 from $831.0 million for 2004, primarily as a result of the Company's branching initiatives and other business development activities.

Interest expense on borrowings increased to $11.0 million for 2005 from $8.4 million for 2004, primarily due to the higher interest rate environment during 2005. The average rate paid on borrowed funds was 3.59% which was 80 basis points higher than the prior year.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for 2005 was $9.7 million compared to $10.0 million for 2004. Factors affecting the level of provision for loan losses included growth in the loan portfolios, changes in loan mix, general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income was $34.6 million for 2005, compared to $34.7 million for 2004. Noninterest income benefitted from higher revenues from mortgage banking activities, bank owned life insurance and fees for deposit services. Those increases were more than offset by lower gains on sales of securities, fees for factoring services and other service charges and fees.

Noninterest Expenses

Noninterest expenses increased $5.6 million for 2005 compared to 2004. The increase was primarily due to higher salaries and professional fees related to compliance efforts and investments in the Sterling franchise, including the new branches, with higher expenses related to salaries, employee benefits, occupancy, equipment and marketing and advertising costs. These increases were partially offset by a reversal during the third quarter of 2005 of $1.0 million of litigation settlement costs originally charged to noninterest expenses in 2001. The increase in other expenses was principally due to increases in appraisal fees, credit reports, mortgage taxes, insurance and interest on potential tax liability.

Provision for Income Taxes

The provision for income taxes for 2005 increased by $0.8 million from 2004. The higher provision for taxes for 2005 was due in part to the slightly higher income before income taxes for that year. In addition, based on management's in-depth reviews of required tax reserves, including consultations with various outside professionals, these reserves were reduced through the provision for the fourth quarter of 2005 by approximately $1.1 million, whereas, in view of the resolution of certain state tax issues for tax years 1999-2001, these reserves were reduced through the provision for the second quarter of 2004 by approximately $1.5 million.

COMPARISON OF THE YEARS 2004 AND 2003

The Company reported net income for the year ended December 31, 2004 of $24.6 million, representing $1.23 per share, calculated on a diluted basis, compared to $23.9 million, or $1.20 per share calculated on a diluted basis, for 2003. This increase reflected continued growth in both net interest income and noninterest income and a lower provision for income taxes, which more than offset increases in the provision for loan losses and noninterest expenses.

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

Total interest income, on a tax-equivalent basis, aggregated $98.6 million for 2004 from $92.5 million for 2003. The tax-equivalent yield on interest-earning assets was 6.26% in 2004 compared to 6.58% for 2003.

Interest earned on the loan portfolio amounted to $65.8 million for 2004, up $4.2 million from 2003. Average loan balances amounted to $937.5 million, up $80.2 million from an average of $857.3 million in the prior year. The increase in the average loans (across virtually all segments of the Company's loan portfolio), primarily due to the Company's business development activities and the ongoing consolidation of banks in the Company's marketing area, accounted for the increase in interest earned on loans. The decrease in the yield on the domestic loan portfolio to 7.56% for 2004 from 7.68% for 2003 was primarily attributable to changes in the mix of outstanding balances on average among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $32.7 million for 2004 from $30.8 million in the prior year. Average outstandings increased to $689.6 million from $593.0 in the prior year. The average life of the securities portfolio was approximately 4.0 years at December 31, 2004 compared to 3.8 years at December 31, 2003, reflecting the impact of purchases made primarily in the first and second quarters of 2004. The decrease in yields on the securities portfolio reflects the impact of purchases made during the lower rate environment on average in the first and second quarters of 2004 and of the principal prepayments primarily in the second quarter of 2004.

Total interest expense increased to $19.6 million for 2004 from $17.6 million for 2003 primarily due to higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $11.2 million for 2004 from $8.9 million for 2003 primarily due to an increase in average balances. Average interest-bearing deposit balances increased to $831.0 million for 2004 from $683.7 in 2003 primarily as a result of branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 1.34% which was 4 basis points higher than the prior year.

Provision for Loan Losses

Based on management's continuing evaluation of the loan portfolio (discussed under "Asset Quality" below), the provision for loan losses for 2004 increased to $10.0 million from $8.7 million for 2003. Factors affecting the level of provision for loan losses included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

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

Noninterest Expenses

Noninterest expenses increased $6.3 million in 2004 compared to 2003. The increase was primarily due to investments in the Sterling franchise, including the new branches, and regulatory compliance costs, with higher expenses related to salaries and employee benefits, advertising and marketing, and professional fees.

Provision for Income Taxes

The provision for income taxes decreased $2.0 million for 2004 compared to 2003. The lower provision for taxes in 2004 was primarily due to the resolution, during the second quarter of 2004, of certain state tax issues for tax years 1999-2001.

BALANCE SHEET ANALYSIS

Securities

The Company's securities portfolios are composed principally of U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities along with other debt and equity securities. At December 31, 2005, the Company's portfolio of securities totaled $715.3 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 4.9 years amounted to $606.1 million. The Company has the intent and ability to hold to maturity securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on "held to maturity" securities were $1.2 million and $10.8 million, respectively. Securities classified as "available for sale" may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders' equity. "Available for sale" securities included gross unrealized gains of $0.6 million and gross unrealized losses of $4.7 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary.

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 4 beginning on page 49.

The following table sets forth the composition of the Company's investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,                                                               2005                 2004                 2003
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  % of                 % of                 % of
                                                                     Balances    Total   Balances     Total    Balances    Total
                                                                    -------------------------------------------------------------
                                                                                       (dollars in thousands)
U.S. Treasury securities                                            $      --       --%  $   2,492     0.37%  $   2,496     0.37%
Obligations of U.S. government corporations and agencies
   mortgage-backed securities
      CMOs (Federal National Mortgage Association)                     22,871     3.20      35,255     5.18      32,075     4.70
      CMOs (Federal Home Loan Mortgage Company)                        48,687     6.80      68,882    10.13      83,799    12.27
      Federal National Mortgage Association                           299,372    41.85     194,469    28.59     264,314    38.69
      Federal Home Loan Mortgage Company                              215,528    30.13     236,796    34.82     178,156    26.08
      Government National Mortgage Association                         19,645     2.74      38,191     5.61      70,851    10.37
                                                                    -------------------------------------------------------------
   Total mortgage-backed securities                                   606,103    84.72     573,593    84.33     629,195    92.11
      Federal Home Loan Bank                                           39,689     5.55      34,846     5.12          --       --
      Federal Farm Credit Bank                                         29,795     4.17      29,902     4.40          --       --
                                                                    -------------------------------------------------------------
   Total obligations of U.S. government corporations and agencies     675,587    94.44     638,341    93.85     629,195    92.11
Obligations of state and political institutions                        31,307     4.38      27,471     4.04      32,816     4.80
Trust preferred securities                                                 --       --       3,023     0.44       3,654     0.53
Other debt securities                                                      --       --          --       --       4,001     0.59
Federal Reserve Bank stock                                              1,131     0.16       1,131     0.16       1,131     0.16
Federal Home Loan Bank stock                                            5,950     0.83       6,188     0.91       8,250     1.21
Other securities                                                          324     0.05         324     0.05         325     0.05
Debt securities issued by foreign governments                           1,000     0.14       1,250     0.18       1,250     0.18
                                                                    -------------------------------------------------------------
   Total                                                            $ 715,299   100.00%  $ 680,220   100.00%  $ 683,118   100.00%
                                                                    =============================================================

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

The Company's commercial and industrial loan portfolio represents approximately 54% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $15 million. The Company's leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of all loans. The leasing and commercial and industrial loan portfolios are included in corporate lending for segment reporting purposes as presented in Note 21 beginning on page
70. The Company's real estate loan portfolio, which represents approximately 26% of all loans, is secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. Sources of repayment are from the borrower's operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions.

The following table sets forth the composition of the Company's loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years:

December 31,                                2005               2004                2003               2002              2001
------------------------------------------------------------------------------------------------------------------------------------
                                                  % of                % of               % of               % of               % of
                                     Balances    Total    Balances   Total   Balances   Total   Balances   Total   Balances   Total
                                    ------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Domestic
  Commercial and industrial         $  632,358   54.06% $  595,229   56.19% $ 563,799   59.91% $ 500,311   59.14% $ 519,557   64.25%
  Lease financing                      190,391   16.28     162,961   15.38    148,737   15.80    128,749   15.22     90,614   11.20
  Real estate--residential mortgage    188,723   16.13     149,387   14.10    107,766   11.45    110,484   13.06    114,113   14.11
  Real estate--commercial  mortgage    110,871    9.48     113,933   10.76     94,145   10.01     74,928    8.86     46,899    5.80
  Real estate--construction              2,309    0.20       2,320    0.22      2,368    0.25      2,400    0.28         --      --
  Installment--individuals              13,125    1.12      15,515    1.46     14,298    1.52      9,128    1.08      8,504    1.05
  Loans to depository institutions      32,000    2.73      20,000    1.89     10,000    1.06     20,000    2.36     29,000    3.59
                                    ------------------------------------------------------------------------------------------------
Total                               $1,169,777  100.00% $1,059,345  100.00% $ 941,113  100.00% $ 846,000  100.00% $ 808,687  100.00%
                                    ================================================================================================

The following table sets forth the maturities of the Company's commercial and industrial loans, as of December 31, 2005:

                                    Due One     Due One   Due After     Total
                                     Year       to Five      Five       Gross
                                    or Less      Years      Years       Loans
-------------------------------------------------------------------------------
                                                  (in thousands)
Commercial and industrial          $ 598,873   $ 27,813    $ 6,029    $ 632,715
                                   ============================================

All loans due after one year have predetermined interest rates.

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company's portfolio of loans may increase. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depend on current and expected economic conditions, the financial condition of borrowers, the realization of collateral, and the credit management process.

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

December 31,                                            2005      2004       2003      2002       2001
---------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Nonaccrual loans
   Commercial and industrial                          $    958  $   1,035  $  2,022  $     405  $     --
   Lease financing                                       2,109      1,304       783        275       311
   Real estate--residential mortgage                       620        384       418        558       436
   Real estate--commercial mortgage                        120        320        71        391       956
   Installment--individuals                                397         72        49        155        45
                                                      ---------------------------------------------------
     Total nonaccrual loans                              4,204      3,115     3,343      1,784     1,748
Past due 90 days or more (other than the above)            821      1,672       127        286       200
                                                      ---------------------------------------------------
     Total                                            $  5,025  $   4,787  $  3,470  $   2,070  $  1,948
                                                      ===================================================
Interest income that would have been earned on
   nonaccrual loans outstanding                       $    334  $     233  $    196  $     136  $    153
                                                      ===================================================
Applicable interest income actually realized on
   nonaccrual loans outstanding                       $    133  $     133  $    141  $      83  $     92
                                                      ===================================================
Nonaccrual and past due loans as a
   percentage of total gross loans                        0.43%      0.45%     0.37%      0.25%     0.24%
                                                      ===================================================

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

Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At December 31, 2005, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.46% and the allowance was $16.5 million. At such date, the Company's nonaccrual loans amounted to $4.2 million; $0.6 million of such loans was judged to be impaired within the scope of SFAS No. 114. Nonaccrual loans and loans 90 days past due and still accruing include leases, in the amount of $0.2 million and $0.6 million, respectively, of telecommunications equipment from a company that went into bankruptcy in July 2004. The service provider to the lessees discontinued service, resulting in the failure of certain lessees to make payments. While pursuing collection of the lease payments, past due amounts accrue. Legal action is typically commenced against lessees whose accounts are not paid within 180 days and are placed in nonaccrual status. Lessees remain unconditionally obligated to make payments. All are creditworthy and personally guaranteed; the reported delinquencies are not due to credit issues. Based on the foregoing, as well as management's judgment as to the current risks inherent in loans held in portfolio, the Company's allowance for loan losses was deemed adequate as of December 31, 2005. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2005. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1.8 million and $1.2 million at December 31, 2005 and 2004, respectively.

The following table sets forth certain information with respect to the Company's loan loss experience for each of the five most recent fiscal years:

December 31,                                      2005          2004        2003          2002          2001
------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Average loans held in portfolio, net of
   unearned discounts, during year            $  1,000,235  $    891,107  $   785,575  $    708,656  $    674,310
                                              ====================================================================
Allowance for loan losses:
   Balance at beginning of year               $     16,328  $     14,459  $    13,549  $     14,038  $     12,675
                                              --------------------------------------------------------------------
Charge-offs:
   Commercial and industrial                         6,093         6,116        6,571        10,205         4,899
   Lease financing                                   3,732         2,447        1,155           930         1,528
   Real estate--residential mortgage                    13             8          547           856           269
   Installment                                          --             9           38            58           103
                                              --------------------------------------------------------------------
     Total charge-offs                               9,838         8,580        8,311        12,049         6,799
                                              --------------------------------------------------------------------
Recoveries:
   Commercial and industrial                           343           917          552           871           589
   Lease financing                                      76            44           25            69            84
   Real estate--residential mortgage                    --            --           --            16            --
   Installment                                          39            43           61            69            88
                                              --------------------------------------------------------------------
     Total recoveries                                  458         1,004          638         1,025           761
                                              --------------------------------------------------------------------
Subtract:
   Net charge-offs                                   9,380         7,576        7,673        11,024         6,038
                                              --------------------------------------------------------------------
Provision for loan losses                            9,664         9,965        8,741        10,771         7,401
                                              --------------------------------------------------------------------
Loss on transfers to other real estate owned            95           520          158           236            --
                                              --------------------------------------------------------------------
Balance at end of year                        $     16,517  $     16,328  $    14,459  $     13,549  $     14,038
                                              ====================================================================
Ratio of net charge-offs to average
   loans held in portfolio, net of
   unearned discounts, during year                    0.94%         0.85%        0.98%         1.56%         0.90%
                                              ====================================================================

The following table presents the Company's allocation of the allowance for loan losses. This allocation is based on estimates by management and may vary from year to year based on management's evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company's loans held in portfolio may not necessarily be indicative of actual future charge-offs in a loan category.

December 31,                              2005               2004              2003              2002             2001
-----------------------------------------------------------------------------------------------------------------------------
                                                % of              % of              % of              % of              % of
                                     Amount    Loans    Amount   Loans   Amount    Loans   Amount    Loans   Amount    Loans
                                     ----------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Domestic
   Commercial and industrial         $ 9,425    1.49%  $ 9,636    1.62%  $ 8,637    1.53%  $ 7,977    1.59%  $ 9,438    1.82%
   Loans to depository institutions      112    0.35       120    0.60        80    0.80       150    0.75       230    0.79
   Lease financing                     4,636    2.43     4,073    2.50     2,686    1.80     1,961    1.52     1,736    1.92
   Real estate--residential mortgage   1,437    0.76     1,412    0.94     1,228    1.13     1,241    1.12     1,101    0.96
   Real estate--commercial mortgage      509    0.45       772    0.67     1,082    1.14       759    1.01       512    1.09
   Real estate--construction              10    0.43        15    0.65        24    1.01        23    0.96        --      --
   Installment--individuals              110    0.45       100    0.64        14    0.10        10    0.11        10    0.12
   Unallocated                           278      --       200      --       708      --     1,428      --     1,011      --
                                     -------           -------           -------           -------           -------
      Total                          $16,517    1.46%  $16,328    1.60%  $14,459    1.61%  $13,549    1.71%  $14,038    1.85%
                                     ========================================================================================

Deposits

A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company's deposits at the end of each of the three most recent fiscal years:

December 31,                                        2005                2004                 2003
---------------------------------------------------------------------------------------------------------
                                                          % of                 % of                 % of
                                             Balances    Total    Balances    Total    Balances    Total
                                            -------------------------------------------------------------
                                                                  (dollars in thousands)
Domestic
   Demand                                   $  510,884    35.3%  $  511,307    38.0%  $  474,092    39.1%
   NOW                                         208,217    14.4      136,616    10.2      134,122    11.1
   Savings                                      25,296     1.7       28,168     2.1       30,105     2.5
   Money Market                                202,660    14.0      192,483    14.3      177,187    14.6
   Time deposits by remaining maturity
     Within 3 months                           252,383    17.4      163,408    12.2      168,687    13.9
     After 3 months but within 1 year          173,301    12.0      162,198    12.1      148,565    12.3
     After 1 year but within 2 years            67,897     4.7      137,074    10.2       70,479     5.8
     After 2 years but within 3 years            4,269     0.3        7,755     0.6        2,727     0.2
     After 3 years but within 4 years              144      --        1,449     0.1        2,021     0.2
     After 4 years but within 5 years              233      --          336      --          748     0.1
     After 5 years                                  20      --           50      --            8      --
                                            -------------------------------------------------------------
       Total domestic deposits               1,445,304    99.8    1,340,844    99.8    1,208,741    99.8
                                            -------------------------------------------------------------
Foreign
   Time deposits by remaining maturity
     Within 3 months                             1,645     0.1        1,645     0.1        1,645     0.1
     After 3 months but within 1 year            1,377     0.1        1,362     0.1        1,355     0.1
                                            -------------------------------------------------------------
       Total foreign deposits                    3,022     0.2        3,007     0.2        3,000     0.2
                                            -------------------------------------------------------------
       Total deposits                       $1,448,326   100.0%  $1,343,851   100.0%  $1,211,741   100.0%
                                            =============================================================

Fluctuations of balances in total or among categories at any date can occur based on the Company's mix of assets and liabilities as well as on customers' balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 29.

                                Sterling Bancorp
                     CONSOLIDATED AVERAGE BALANCE SHEETS AND
                    ANALYSIS OF NET INTEREST EARNINGS[1]

Years Ended December 31,                             2005                          2004                            2003
------------------------------------------------------------------------------------------------------------------------------------
                                           Average             Average   Average              Average   Average              Average
                                           Balance   Interest   Rate     Balance    Interest    Rate    Balance    Interest    Rate
                                         -------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
ASSETS
Interest-bearing deposits with other
  banks                                  $    3,040  $     65    1.96%  $    3,120  $     21   0.70%   $    3,473  $     25    0.73%
Investment securities
  Available for sale                        192,354     8,438    4.39      266,823    11,729   4.36       188,876     9,206    4.86
  Held to maturity                          495,187    22,181    4.48      392,869    18,829   4.79       372,213    19,269    5.18
  Tax-exempt[2]                              26,088     1,816    6.96       29,877     2,135   7.14        31,916     2,370    7.43
Federal funds sold                           10,986       309    2.81       10,943       132   1.21         5,759        64    1.12
Loans, net of unearned discounts[3]
  Domestic                                1,054,183    80,943    8.21      937,502    65,779   7.56       857,354    61,622    7.68
                                         --------------------           --------------------           --------------------
    TOTAL INTEREST-EARNING ASSETS         1,781,838   113,752    6.64%   1,641,134    98,625   6.26%    1,459,591    92,556    6.58%
                                                     --------  ======               --------  =====                --------  ======
Cash and due from banks                      64,141                         60,281                         58,350
Allowance for loan losses                   (17,250)                       (15,906)                       (14,720)
Goodwill                                     21,158                         21,158                         21,158
Other                                        81,214                         71,053                         63,244
                                         ----------                     ----------                     ----------
    TOTAL ASSETS                         $1,931,101                     $1,777,720                     $1,587,623
                                         ==========                     ==========                     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
  Domestic
    Savings                              $   28,150       113    0.40%  $   31,203       120   0.38%   $   27,554        98    0.35%
    NOW                                     160,944     1,576    0.98      134,096       622   0.46       119,730       586    0.49
    Money market                            227,520     2,456    1.08      213,331     1,280   0.60       165,666       792    0.48
    Time                                    517,038    13,957    2.70      449,319     9,118   2.03       367,798     7,370    2.00
  Foreign
    Time                                      3,013        33    1.09        3,001        33   1.09         3,000        41    1.38
                                         --------------------           --------------------           --------------------
    Total interest-bearing deposits         936,665    18,135    1.94      830,950    11,173   1.34       683,748     8,887    1.30
                                         --------------------           --------------------           --------------------
Borrowings
  Securities sold under agreements to
    repurchase--customers                    85,365     1,907    2.23       84,559     1,020   1.21        71,648       877    1.22
  Securities sold under agreements to
    repurchase--dealers                      52,199     1,794    3.44       29,601       398   1.35        46,219       566    1.22
  Federal funds purchased                    17,992       647    3.60        9,946       146   1.47         5,463        65    1.20
  Commercial paper                           37,302       973    2.61       30,069       364   1.21        23,819       264    1.11
  Other short-term debt                       6,021       228    3.78       12,629       243   1.93        31,853       545    1.71
  Long-term borrowings                      106,514     5,425    5.09      135,774     6,239   4.62       139,870     6,387    4.57
                                         --------------------           --------------------           --------------------
  Total borrowings                          305,393    10,974    3.59      302,578     8,410   2.79       318,872     8,704    2.73
                                         --------------------           --------------------           --------------------
    Total Interest-Bearing Liabilities    1,242,058    29,109    2.35%   1,133,528    19,583   1.73%    1,002,620    17,591    1.76%
                                                               ======                         =====                          ======
Noninterest-bearing demand deposits         452,632        --              415,664        --              370,554        --
                                         --------------------           --------------------           --------------------
Total including noninterest-bearing
  demand deposits                         1,694,690    29,109    1.72%   1,549,192    19,583   1.26%    1,373,174    17,591    1.28%
                                                     --------  ======               --------  =====                --------  ======
Other liabilities                            86,575                         85,992                         80,299
                                         ----------                     ----------                     ----------
    Total Liabilities                     1,781,265                      1,635,184                      1,453,473
Shareholders' equity                        149,836                        142,536                        134,150
                                         ----------                     ----------                     ----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $1,931,101                     $1,777,720                     $1,587,623
                                         ==========                     ==========                     ==========
Net interest income/spread                             84,643    4.29%                79,042   4.53%                 74,965    4.82%
                                                               ======                         =====                          ======
Net yield on interest-earning assets                             4.94%                         5.02%                           5.33%
                                                               ======                         =====                          ======
Less: Tax-equivalent adjustment                           708                            826                            973
                                                     --------                       --------                       --------
Net interest income                                  $ 83,935                       $ 78,216                       $ 73,992
                                                     ========                       ========                       ========

[l] The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to prior period amounts to conform to current presentation.

[2] Interest on tax-exempt securities included herein is presented on a tax-equivalent basis.

[3] Includes loans held for sale and loans held in portfolio. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

                                Sterling Bancorp
                      CONSOLIDATED RATE/VOLUME ANALYSIS[1]

                                                      December 31, 2004 to                December 31, 2003 to
Increase (Decrease) from Years Ended,                   December 31, 2005                   December 31, 2004
--------------------------------------------------------------------------------------------------------------------
                                                 Volume       Rate      Total[2]     Volume       Rate      Total[2]
                                                --------------------------------------------------------------------
                                                                           (in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks      $     (1)   $     45    $     44    $     (3)   $     (1)   $     (4)
                                                ---------------------------------------------------------------------
Investment securities
  Available for sale                              (3,369)         78      (3,291)      3,540      (1,017)      2,523
  Held to maturity                                 4,625      (1,273)      3,352       1,078      (1,518)       (440)
  Tax-exempt                                        (268)        (51)       (319)       (150)        (85)       (235)
                                                ---------------------------------------------------------------------
    Total                                            988      (1,246)       (258)      4,468      (2,620)      1,848
                                                ---------------------------------------------------------------------
Federal funds sold                                     1         176         177          63           5          68
                                                ---------------------------------------------------------------------
Loans, net of unearned discounts[3]
  Domestic                                         8,897       6,267      15,164       5,350      (1,193)      4,157
                                                ---------------------------------------------------------------------
    TOTAL INTEREST INCOME                       $  9,885    $  5,242    $ 15,127    $  9,878    $ (3,809)   $  6,069
                                                =====================================================================
INTEREST EXPENSE
Interest-bearing deposits
  Domestic
    Savings                                     $    (13)   $      6    $     (7)   $     14    $      8    $     22
    NOW                                              143         811         954          72         (36)         36
    Money market                                      88       1,088       1,176         262         226         488
    Time                                           1,502       3,337       4,839       1,638         110       1,748
  Foreign
    Time                                              --          --          --          --          (8)         (8)
                                                ---------------------------------------------------------------------
    Total interest-bearing deposits                1,720       5,242       6,962       1,986         300       2,286
                                                ---------------------------------------------------------------------
Borrowings
  Securities sold under agreements to
    repurchase -- customers                            7         880         887         150          (7)        143
  Securities sold under agreements to
    repurchase -- dealers                            460         936       1,396        (222)         54        (168)
  Federal funds purchased                            179         322         501          63          18          81
  Commercial paper                                   105         504         609          75          25         100
  Other short-term debt                             (172)        157         (15)       (364)         62        (302)
  Long-term borrowings                            (1,426)        612        (814)       (206)         58        (148)
                                                ---------------------------------------------------------------------
    Total borrowings                                (847)      3,411       2,564        (504)        210        (294)
                                                ---------------------------------------------------------------------
TOTAL INTEREST EXPENSE                          $    873    $  8,653    $  9,526    $  1,482    $    510    $  1,992
                                                =====================================================================
NET INTEREST INCOME                             $  9,012    $ (3,411)   $  5,601    $  8,396    $ (4,319)   $  4,077
                                                =====================================================================

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

The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company's gap analysis at December 31, 2005, presented on page 35, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

During the third quarter of 2005, the Company entered into two interest rate floor agreements with notional amounts of $50,000,000 each and maturities of September 14, 2007 and September 14,2008, respectively. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. These financial instruments are being used as part of the Company's interest rate risk management and not for trading purposes. At December 31, 2005, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure. During 2004, the Company did not enter into any derivative contracts.

The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $141,250. At December 31, 2005, there were no amounts receivable under these contracts. At December 31, 2004, the Company was not a party to any derivative contracts.

The interest rate floor agreements were not designated as hedges for accounting purposes and therefore changes in the fair values of the instruments are required to be recognized as income or expense in the Company's financial statements. At December 31, 2005 the aggregate fair value of the interest rate floors was $28,030; $113, 220 was charged to "Other expenses."

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

The Company's interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company's assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2005, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.46% ($1.2 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 2.3% ($1.9 million) decline from an unchanged rate environment.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company's interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to adversely affect the Company's results in 2006.

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

At December 31, 2005, the parent company's short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $38.2 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $33.4 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

The following table sets forth information regarding the Company's obligations and commitments to make future payments under contracts as of December 31, 2005:

                                                     Payments Due by Period
                                     -------------------------------------------------------
Contractual                                        Less than      1-3       4-5      After 5
Obligations                             Total       1 Year       Years     Years      Years
--------------------------------------------------------------------------------------------
                                                         (in thousands)
Long-Term Debt                       $    85,774   $      --   $ 35,774   $    --   $ 50,000
Operating Leases                          26,299       3,450      6,804     5,191     10,854
                                     -------------------------------------------------------
Total Contractual Cash Obligations   $   112,073   $   3,450   $ 42,578   $ 5,191   $ 60,854
                                     =======================================================

The following table sets forth information regarding the Company's obligations under other commercial commitments as of December 31, 2005:

                                            Amount of Commitment Expiration Per Period
                                     -------------------------------------------------------
Other Commercial                                   Less than      1-3       4-5      After 5
Commitments                             Total       1 Year       Years     Years      Years
--------------------------------------------------------------------------------------------
                                                         (in thousands)
Residential Loans                    $    17,565   $  17,565   $     --   $    --   $     --
Commercial Loans                          32,494      16,397     15,597       500         --
                                     -------------------------------------------------------
Total Loan Commitments                    50,059      33,962     15,597       500         --
Standby Letters of Credit                 26,716      15,066     11,650        --         --
Other Commercial Commitments              16,124      15,731         --        --        393
                                     -------------------------------------------------------
Total Commercial Commitments         $    92,899   $  64,759   $ 27,247   $   500   $    393
                                     =======================================================


While the past performance is no guarantee of the future, management believes that the parent company's funding sources (including dividends from all its subsidiaries) and the bank's funding sources will be adequate to meet their liquidity requirements in the future.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution's regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company's and the bank's risk-based capital at December 31, 2005 and December 31, 2004, is presented in Note 20 beginning on page 69. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation
Improvement Act of 1991 ("FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from "well capitalized" to "critically undercapitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a "well capitalized" bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and l0%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2005, the Company and the bank exceeded the requirements for "well capitalized" institutions.

IMPACT OF INFLATION AND CHANGING PRICES

The Company's financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See "New Accounting Standards and Interpretations" in Note 1 of the Company's consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company's financial statements.

SUBSEQUENT EVENT

On March 14, 2006, the Company resolved certain state tax issues for tax years 1998-2004. As a result of this resolution, the Company expects to reduce its existing tax reserves by approximately $1.7 million through the provision for income taxes for the first quarter of 2006.

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

                                                                         Repricing Date
                                          ----------------------------------------------------------------------------
                                                       More than      More than
                                           3 Months    3 Months       1 Year to      Over        Nonrate
                                            or Less    to 1 Year       5 Years      5 Years     Sensitive     Total
----------------------------------------------------------------------------------------------------------------------
ASSETS
   Interest-bearing deposits with other
     banks                                $    1,212   $       --   $        --   $       --   $       --   $    1,212
   Investment securities                         817       35,996       131,699      539,381        7,406      715,299
   Loans, net of unearned discounts
      Commercial and industrial              584,090       14,783        27,813        6,029         (357)     632,358
      Loans to depository institutions        32,000           --            --           --           --       32,000
      Lease financing                          2,639        8,453       190,693       16,916      (28,310)     190,391
      Real estate                            105,735       26,215       136,724       33,229           --      301,903
      Installment                             13,125           --            --           --           --       13,125
   Noninterest-earning assets and
      allowance for loan losses                   --           --            --           --      169,754      169,754
                                          ----------------------------------------------------------------------------
         Total Asset                         739,618       85,447       486,929      595,555      148,493    2,056,042
                                          ----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-bearing deposits
      Savings[1]                                  --           --        25,296           --           --       25,296
      NOW[1]                                      --           --       208,217           --           --      208,217
      Money market[1]                        166,037           --        36,623           --           --      202,660
      Time--domestic                         252,383      173,301        72,543           20           --      498,247
          --foreign                            1,645        1,377            --           --           --        3,022
   Securities sold under agreements
      to repurchase--customers                61,067           --            --           --           --       61,067
   Securities sold under agreements
      to repurchase--dealers                  88,729           --            --           --           --       88,729
   Federal funds purchased                    55,000           --            --           --           --       55,000
   Commercial paper                           38,191           --            --           --           --       38,191
   Other short-term borrowings                38,851           --            --           --           --       38,851
   Long-term borrowings                           --           --        10,000       50,000       25,774       85,774
   Noninterest-bearing liabilities and
      shareholders' equity                        --           --            --           --      750,988      750,988
                                          ----------------------------------------------------------------------------
         Total Liabilities and
            Shareholders' Equity             701,903      174,678       352,679       50,020      776,762    2,056,042
                                          ----------------------------------------------------------------------------
Net Interest Rate Sensitivity Gap         $   37,715   $  (89,231)  $   134,250   $  545,535   $ (628,269)  $       --
                                          ============================================================================
Cumulative Gap at December 31, 2005       $   37,715   $  (51,516)  $    82,734   $  628,269   $       --   $       --
                                          ============================================================================
Cumulative Gap at December 31, 2004       $  250,603   $  160,810   $   187,606   $  663,246   $       --   $       --
                                          ============================================================================
Cumulative Gap at December 31, 2003       $  230,662   $   77,756   $    46,397   $  595,450   $       --   $       --
                                          ============================================================================

[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and runoff experience.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, and the statements of condition of Sterling National Bank as of December 31, 2005 and 2004, notes thereto and Report of Independent Registered Public Accounting Firm thereon appear on pages 37-76.

                                Sterling Bancorp
                           CONSOLIDATED BALANCE SHEETS

December 31,                                                                           2005              2004
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $    69,148,683   $    48,842,418
Interest-bearing deposits with other banks                                             1,212,227         1,329,103
Securities available for sale (at estimated fair value;
   pledged: $111,233,053 in 2005 and $64,933,098 in 2004)                            201,259,112       233,762,171
Securities held to maturity (pledged: $301,246,338 in 2005 and
   $122,309,904 in 2004) (estimated fair value: $504,514,084
   in 2005 and $448,173,450 in 2004)                                                 514,039,476       446,457,563
                                                                                 ---------------------------------
     Total investment securities                                                     715,298,588       680,219,734
                                                                                 ---------------------------------
Loans held for sale                                                                   40,977,538        37,058,673

Loans held in portfolio, net of unearned discounts                                 1,128,799,286     1,022,286,479
Less allowance for loan losses                                                        16,517,330        16,328,528
                                                                                 ---------------------------------
     Loans, net                                                                    1,112,281,956     1,005,957,951
                                                                                 ---------------------------------
Customers' liability under acceptances                                                   589,667           628,965
Goodwill                                                                              21,158,440        21,158,440
Premises and equipment, net                                                           10,903,870        10,674,708
Other real estate                                                                        859,541           766,620
Accrued interest receivable                                                            6,116,107         5,604,781
Bank owned life insurance                                                             26,964,575        26,553,145
Other assets                                                                          50,531,294        32,317,224
                                                                                 ---------------------------------
                                                                                 $ 2,056,042,486   $ 1,871,111,762
                                                                                 =================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                                                     $   510,883,966   $   511,307,018
Interest-bearing deposits                                                            937,442,174       832,544,097
                                                                                 ---------------------------------
     Total deposits                                                                1,448,326,140     1,343,851,115
Securities sold under agreements to repurchase -- customers                           61,067,073        55,934,170
Securities sold under agreements to repurchase -- dealers                             88,729,000        33,882,000
Federal funds purchased                                                               55,000,000        32,500,000
Commercial paper                                                                      38,191,016        25,991,038
Short-term borrowings -- FHLB                                                         35,000,000                --
Short-term borrowings -- other                                                         3,851,246         2,517,375
Acceptances outstanding                                                                  589,667           628,965
Accrued expenses and other liabilities                                                91,926,784        91,329,506
Long-term borrowings -- FHLB                                                          60,000,000       110,000,000
Long-term borrowings -- subordinated debentures                                       25,774,000        25,774,000
                                                                                 ---------------------------------
     Total liabilities                                                             1,908,454,926     1,722,408,169
                                                                                 ---------------------------------
Shareholders' Equity
   Common stock, $1 par value. Authorized 50,000,000 shares;
     issued 21,066,916 and 20,785,515 shares, respectively                            21,066,916        20,785,515
   Capital surplus                                                                   166,313,566       144,405,751
   Retained earnings                                                                  20,739,352        28,664,568
   Accumulated other comprehensive loss                                               (5,229,620)       (1,921,060)
                                                                                 ---------------------------------
                                                                                     202,890,214       191,934,774
Common stock in treasury at cost, 2,231,442 and 1,642,996 shares, respectively       (55,280,647)      (42,939,969)
Unearned compensation                                                                    (22,007)         (291,212)
                                                                                 ---------------------------------
     Total shareholders' equity                                                      147,587,560       148,703,593
                                                                                 ---------------------------------
                                                                                 $ 2,056,042,486   $ 1,871,111,762
                                                                                 =================================

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                             2005           2004           2003
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                         $ 80,943,312   $ 65,778,789   $ 61,621,929
   Investment securities
     Available for sale                                             9,546,211     13,038,461     10,601,611
     Held to maturity                                              22,180,396     18,828,800     19,269,037
   Federal funds sold                                                 308,766        132,405         64,435
   Deposits with other banks                                           65,109         20,969         25,464
                                                                 ------------------------------------------
       Total interest income                                      113,043,794     97,799,424     91,582,476
                                                                 ------------------------------------------
INTEREST EXPENSE
   Deposits                                                        18,134,850     11,173,017      8,887,090
   Securities sold under agreements to repurchase -- customers      1,907,335      1,020,157        876,790
   Securities sold under agreements to repurchase -- dealers        1,793,838        398,415        565,552
   Federal funds purchased                                            647,027        146,109         65,407
   Commercial paper                                                   973,200        363,918        264,254
   Short-term borrowings -- FHLB                                      202,837        234,333        525,733
   Short-term borrowings -- other                                      24,887          9,159         18,989
   Long-term borrowings -- FHLB                                     3,331,619      4,145,000      4,293,274
   Long-term borrowings -- subordinated debentures                  2,093,750      2,093,750      2,093,750
                                                                 ------------------------------------------
       Total interest expense                                      29,109,343     19,583,858     17,590,839
                                                                 ------------------------------------------
       Net interest income                                         83,934,451     78,215,566     73,991,637
Provision for loan losses                                           9,664,000      9,965,000      8,740,400
                                                                 ------------------------------------------
       Net interest income after provision for loan losses         74,270,451     68,250,566     65,251,237
                                                                 ------------------------------------------
NONINTEREST INCOME
   Factoring income                                                 6,003,920      6,840,856      5,947,029
   Mortgage banking income                                         16,433,355     15,300,971     14,606,494
   Service charges on deposit accounts                              5,385,532      4,722,011      4,905,900
   Trade finance income                                             2,088,480      2,267,970      2,337,480
   Trust fees                                                         642,906        697,560        646,979
   Other service charges and fees                                   1,366,380      1,843,603      1,922,590
   Bank owned life insurance income                                 1,401,588      1,225,628      1,041,577
   Securities gains                                                   337,457      1,256,370        550,505
   Other income                                                       893,852        562,726        719,397
                                                                 ------------------------------------------
       Total noninterest income                                    34,553,470     34,717,695     32,677,951
                                                                 ------------------------------------------
NONINTEREST EXPENSES
   Salaries                                                        32,081,713     30,103,160     27,022,023
   Employee benefits                                                9,888,950      9,032,770      8,462,987
                                                                 ------------------------------------------
       Total personnel expense                                     41,970,663     39,135,930     35,485,010
   Occupancy expense, net                                           5,480,783      4,916,240      4,720,731
   Equipment expense                                                3,233,808      3,063,136      2,854,169
   Advertising and marketing                                        3,900,499      3,350,565      3,160,122
   Professional fees                                                5,908,344      5,567,847      3,121,771
   Data processing fees                                             1,186,205      1,124,441      1,012,309
   Stationery and printing                                            850,703        801,625        903,915
   Communications                                                   1,609,285      1,530,476      1,580,678
   Other expenses                                                   7,070,093      6,122,393      6,435,872
                                                                 ------------------------------------------
       Total noninterest expenses                                  71,210,383     65,612,653     59,274,577
                                                                 ------------------------------------------
Income before income taxes                                         37,613,538     37,355,608     38,654,611
Provision for income taxes                                         13,586,713     12,751,535     14,751,366
                                                                 ------------------------------------------
Net income                                                       $ 24,026,825   $ 24,604,073   $ 23,903,245
                                                                 ==========================================
Average number of common shares outstanding
   Basic                                                           19,164,498     19,146,561     18,819,849
   Diluted                                                         19,763,352     20,035,494     19,837,155
Earnings per average common share
   Basic                                                         $       1.25   $       1.29   $       1.26
   Diluted                                                               1.22           1.23           1.20
Dividends per common share                                                .73            .63            .54

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

Years Ended December 31,                                             2005           2004           2003
------------------------------------------------------------------------------------------------------------
Net income                                                       $ 24,026,825   $ 24,604,073   $ 23,903,245
Other comprehensive (loss) income, net of tax:
   Unrealized gains on securities:
     Unrealized holding (losses) gains arising during the year     (2,645,319)      (886,698)      (995,551)
     Reclassification adjustment for gains included in net
        income                                                       (181,582)      (679,696)      (297,823)
   Minimum pension liability adjustment                              (481,659)       777,137       (501,359)
                                                                 -------------------------------------------

   Other comprehensive (loss) income                               (3,308,560)      (789,257)    (1,794,733)
                                                                 -------------------------------------------

Comprehensive income                                             $ 20,718,265   $ 23,814,816   $ 22,108,512
                                                                 ===========================================

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31,                                             2005           2004           2003
------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
   Balance at beginning of year                                  $         --   $  2,244,320   $  2,322,060
   Conversions of Series B and D shares                                    --     (2,244,320)       (77,740)
                                                                 -------------------------------------------
   Balance at end of year                                        $         --   $         --   $  2,244,320
                                                                 ===========================================
COMMON STOCK
   Balance at beginning of year                                  $ 20,785,515   $ 20,180,958   $ 20,043,414
   Conversions of preferred shares into common shares                      --        428,304         12,799
   Common shares issued under stock incentive plan                    281,401        176,253        124,745
                                                                 -------------------------------------------
   Balance at end of year                                        $ 21,066,916   $ 20,785,515   $ 20,180,958
                                                                 ===========================================
CAPITAL SURPLUS
   Balance at beginning of year                                  $144,405,751   $140,274,838   $137,967,380
   Conversions of preferred shares into common shares                      --      1,816,016         64,941
   Common shares issued under stock incentive plan and related
     tax benefits                                                   4,016,084      2,340,933      2,274,875
   Common shares issued in connection with stock dividend          17,891,731             --             --
   Stock split--cash paid in lieu                                          --        (26,036)       (32,358)
                                                                 ------------------------------------------
   Balance at end of year                                        $166,313,566   $144,405,751   $140,274,838
                                                                 ==========================================
RETAINED EARNINGS
   Balance at beginning of year                                  $ 28,664,568   $ 16,166,517   $  2,498,606
   Net income                                                      24,026,825     24,604,073     23,903,245
   Cash dividends paid--common shares                             (14,035,197)   (12,106,022)   (10,110,315)
                      --preferred shares                                   --             --       (125,019)
   Common shares issued in connection with stock dividend         (17,891,731)            --             --
   Stock dividend--cash in lieu                                       (25,113)            --             --
                                                                 -------------------------------------------
   Balance at end of year                                        $ 20,739,352   $ 28,664,568   $ 16,166,517
                                                                 ===========================================
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
   Balance at beginning of year                                  $ (1,921,060)  $ (1,131,803)  $    662,930
                                                                 ------------------------------------------

   Unrealized holding (losses)/gains arising during the
      period:
      Before tax                                                   (5,038,117)    (1,638,997)    (1,840,208)
      Tax effect                                                    2,392,798        752,299        844,657
                                                                 -------------------------------------------
      Net of tax                                                   (2,645,319)      (886,698)      (995,551)
                                                                 -------------------------------------------
   Reclassification adjustment for gains included in net
      income:
      Before tax                                                     (337,457)    (1,256,370)      (550,505)
      Tax effect                                                      155,875        576,674        252,682
                                                                 -------------------------------------------
      Net of tax                                                     (181,582)      (679,696)      (297,823)
                                                                 -------------------------------------------
   Minimum pension liability adjustment:
      Before tax                                                     (827,867)     1,436,482       (926,726)
      Tax effect                                                      346,208       (659,345)       425,367
                                                                 -------------------------------------------
      Net of tax                                                     (481,659)       777,137       (501,359)
                                                                 -------------------------------------------
   Balance at end of year                                        $ (5,229,620)  $ (1,921,060)  $ (1,131,803)
                                                                 ===========================================
TREASURY STOCK
   Balance at beginning of year                                  $(42,939,969)  $(33,577,847)  $(32,400,952)
   Purchase of common shares                                      (10,507,293)    (8,310,004)      (256,007)
   Surrender of shares issued under incentive compensation
     plan                                                          (1,833,385)    (1,052,118)      (920,888)
                                                                 -------------------------------------------
   Balance at end of year                                        $(55,280,647)  $(42,939,969)  $(33,577,847)
                                                                 ===========================================
UNEARNED COMPENSATION
   Balance at beginning of year                                  $   (291,212)  $   (894,976)  $ (1,873,926)
   Amortization of unearned compensation                              269,205        603,764        978,950
                                                                 -------------------------------------------
   Balance at end of year                                        $    (22,007)  $   (291,212)  $   (894,976)
                                                                 ===========================================
TOTAL SHAREHOLDERS' EQUITY
   Balance at beginning of year                                  $148,703,593   $143,262,007   $129,219,512
   Net changes during the year                                     (1,116,033)     5,441,586     14,042,495
                                                                 -------------------------------------------
   Balance at end of year                                        $147,587,560   $148,703,593   $143,262,007
                                                                 ===========================================

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                       2005             2004             2003
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                              $  24,026,825    $  24,604,073    $  23,903,245
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Provision for loan losses                                               9,664,000        9,965,000        8,740,400
      Depreciation and amortization of premises and equipment                 2,006,561        1,839,782        1,750,153
      Securities gains                                                         (337,457)      (1,256,370)        (550,505)
      Income from bank owned life insurance                                  (1,401,588)      (1,225,628)      (1,041,577)
      Deferred income tax benefit                                            (2,899,592)        (729,908)        (386,875)
      Net change in loans held for sale                                      (3,918,865)       3,497,707       14,128,607
      Amortization of unearned compensation                                     269,205          603,764          978,950
      Amortization of premiums on investment securities                         969,000        1,456,202        2,341,462
      Accretion of discounts on investment securities                          (613,712)        (568,608)      (1,112,329)
      Increase in accrued interest receivable                                  (511,326)        (535,358)        (187,486)
      Increase in accrued expenses and other liabilities                        597,278       12,724,867        1,361,655
      Increase in other assets                                              (10,364,621)      (5,257,201)      (5,812,233)
      Other, net                                                             (3,218,157)        (490,871)      (1,219,208)
                                                                          ------------------------------------------------
        Net cash provided by operating activities                            14,267,551       44,627,451       42,894,259
                                                                          ------------------------------------------------
INVESTING ACTIVITIES
  Purchase of premises and equipment                                         (2,235,723)      (3,288,307)      (1,713,164)
  Net decrease in interest-bearing deposits with other banks                    116,876          327,235        1,216,372
  Decrease in Federal funds sold                                                     --               --        5,000,000
  Net increase in loans held in portfolio                                  (115,893,204)    (129,825,687)    (117,071,914)
  (Increase) Decrease in other real estate                                      (92,921)          63,236           (7,036)
  Purchase of bank owned life insurance                                              --       (4,000,000)              --
  Proceeds from sales of securities--available for sale                       3,213,055       94,314,559       24,208,035
  Proceeds from sales of securities--held to maturity                         5,452,162               --               --
  Proceeds from prepayments, redemptions or
    maturities of securities--held to maturity                              106,710,878      131,720,726      253,379,199
  Purchases of securities--held to maturity                                (179,939,152)    (208,471,931)    (255,512,023)
  Proceeds from prepayments, redemptions or
    maturities--available for sale                                           68,110,833      123,946,777      367,057,916
  Purchases of securities--available for sale                               (43,026,829)    (141,857,433)    (486,974,411)
                                                                          ------------------------------------------------
        Net cash used in investing activities                              (157,584,025)    (137,070,825)    (210,417,026)
                                                                          ------------------------------------------------
FINANCING ACTIVITIES
  Net (decrease) increase in noninterest-bearing deposits                      (423,052)      37,215,128       72,523,411
  Net increase in interest-bearing deposits                                 104,898,077       94,895,167       92,109,185
  Increase in Federal funds purchased                                        22,500,000       22,500,000       10,000,000
  Net increase (decrease) in securities sold under agreements
    to repurchase                                                            59,979,903       (4,002,636)      (7,106,829)
  Net increase (decrease) in commercial paper and other
    short-term borrowings                                                    48,533,849      (57,162,001)      19,321,090
  Decrease in long-term borrowings                                          (50,000,000)              --       (5,000,000)
  Purchase of treasury shares                                               (10,507,293)      (8,310,004)        (256,007)
  Proceeds from exercise of stock options                                     2,701,565        4,334,474        1,973,762
  Cash dividends paid on preferred and common shares                        (14,035,197)     (12,106,022)     (10,235,334)
  Cash paid in lieu of fractional shares in connection with
    stock dividend/split                                                        (25,113)         (26,036)         (32,358)
                                                                          ------------------------------------------------
        Net cash provided by financing activities                           163,622,739       77,338,070      173,296,920
                                                                          ------------------------------------------------
Net increase (decrease) in cash and due from banks                           20,306,265      (15,105,304)       5,774,153
Cash and due from banks--beginning of year                                   48,842,418       63,947,722       58,173,569
                                                                          ------------------------------------------------
Cash and due from banks--end of year                                      $  69,148,683    $  48,842,418    $  63,947,722
                                                                          ================================================
Supplemental disclosure of cash flow information:
  Interest paid                                                           $  27,904,950    $  19,199,800    $  17,613,850
  Income taxes paid                                                          15,600,100       11,554,100       12,366,194

See Notes to Consolidated Financial Statements.

                             Sterling National Bank
                      CONSOLIDATED STATEMENTS OF CONDITION

December 31,                                                                        2005              2004
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $   68,477,057    $   47,910,092
Interest-bearing deposits with other banks                                          1,212,227         1,329,103

Securities available for sale (at estimated fair value;
  pledged: $111,233,053 in 2005 and $64,933,098 in 2004)                          201,195,458       233,697,551
Securities held to maturity (pledged: $301,246,338 in 2005 and
  $122,309,904 in 2004) (estimated fair value: $504,514,084 in 2005
  and $448,173,450 in 2004)                                                       514,039,476       446,457,563
                                                                               --------------------------------
      Total investment securities                                                 715,234,934       680,155,114
                                                                               --------------------------------
Loans held for sale                                                                40,977,538        37,058,673
Loans held in portfolio, net of unearned discounts                              1,061,594,825       968,681,575
Less allowance for loan losses                                                     15,689,302        16,063,068
                                                                               --------------------------------
      Loans, net                                                                1,045,905,523       952,618,507
                                                                               --------------------------------
Customers' liability under acceptances                                                589,667           628,965
Premises and equipment, net                                                        10,855,714        10,645,195
Other real estate                                                                     859,541           766,620
Accrued interest receivable                                                         6,114,700         5,603,374
Bank owned life insurance                                                          26,964,575        26,553,145
Other assets                                                                       45,943,860        25,825,748
                                                                               --------------------------------
                                                                               $1,963,135,336    $1,789,094,536
                                                                               ================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Noninterest-bearing deposits                                                   $  523,639,218    $  526,366,101
Interest-bearing deposits                                                         938,244,008       833,069,913
                                                                               --------------------------------
      Total deposits                                                            1,461,883,226     1,359,436,014
Securities sold under agreements to repurchase--customers                          61,067,073        55,934,170
Securities sold under agreements to repurchase--dealers                            88,729,000        33,882,000
Federal funds purchased                                                            55,000,000        32,500,000
Short-term borrowings--FHLB                                                        35,000,000                --
Short-term borrowings--other                                                        3,851,246         2,517,375
Acceptances outstanding                                                               589,667           628,965
Accrued expenses and other liabilities                                             79,086,320        78,088,892
Long-term borrowings--FHLB                                                         60,000,000       110,000,000
                                                                               --------------------------------
      Total liabilities                                                         1,845,206,532     1,672,987,416
                                                                               --------------------------------
Commitments and contingent liabilities
Shareholder's Equity
  Common stock, $50 par value
    Authorized and issued, 358,526 shares                                          17,926,300        17,926,300
  Surplus                                                                          19,762,560        19,762,560
  Undivided profits                                                                82,221,088        77,573,022
  Accumulated other comprehensive income:
    Net unrealized appreciation on securities available for sale, net of tax       (1,981,144)          845,238
                                                                               --------------------------------
      Total shareholder's equity                                                  117,928,804       116,107,120
                                                                               --------------------------------
                                                                               $1,963,135,336    $1,789,094,536
                                                                               ================================

See Notes to Consolidated Financial Statements.

                                Sterling Bancorp
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sterling Bancorp (the "parent company") is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term the "Company" refers to Sterling Bancorp and its subsidiaries. The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, leasing, deposit services, trust and estate administration and investment management services. The Company has operations principally in New York and conducts business throughout the United States.

The following summarizes the significant accounting policies of the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the parent company and its subsidiaries, principally Sterling National Bank (the "bank"), after elimination of intercompany transactions.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. As defined in applicable accounting standards, variable interest entities ("VIEs") are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company's wholly owned subsidiary, Sterling Bancorp Trust I is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company's consolidated financial statements.

The parent company effected a 5% stock dividend on December 12, 2005. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated.

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

New Accounting Standards and Interpretations

Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154") establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS No. 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct-period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS No. 154 carries forward the guidance in Accounting Principles Board ("APB") Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R") establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of grant. SFAS No. 123R was to be effective for the Company on July 1, 2005; however, the Securities and Exchange Commission ("SEC") delayed the required implementation date until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. At December 31, 2005, there were no significant outstanding awards for which the requisite service has not been rendered. See "Stock Incentive Plan" below for further discussion. The SEC issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB No. 107") regarding the Staff's interpretation of SFAS No. 123R. The interpretation provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP No. 115-1") provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP No. 115-1 nullifies certain provisions of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP No. 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

Statement of Position ("SOP") No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP No. 03-3") addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flows differences are attributable, at least in part, to credit quality. As such, SOP No. 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP No. 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP No. 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP No. 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP No. 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. The adoption of SOP No. 03-3 on January 1, 2005 did not have a material impact on the Company's financial statements.

Investment Securities

Securities are designated as available for sale or held to maturity at the time of acquisition. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale and carried at estimated market values. Net aggregate unrealized gains or losses are included in a valuation allowance account and are reported, net of taxes, as a component of shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity. Interest income includes the amortization of purchase premiums and discounts. Gains and losses realized on sales of securities are determined on the specific identification method and are reported in noninterest income as net securities gains.

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

Loans

Loans (including factored accounts receivable), other than those held for sale, are reported at their principal amount outstanding, net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition. Interest earned on loans without discounts is credited to income based on loan principal amounts outstanding at appropriate interest rates. Material origination and other nonrefundable fees net of direct costs and discounts on loans (excluding factored accounts receivable) are credited to income over the terms of the loans using a method that results in an approximately constant effective yield. Nonrefundable fees on the purchase of accounts receivable are credited to "Factoring income" at the time of purchase, which, based on our analysis, does not produce results that are materially different from the results under the amortization method specified in SFAS No. 91.

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, and are included under the caption "Loans held for sale" in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans are sold, including servicing rights, without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption "Mortgage banking income" in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company had commitments to fund loans held-for-sale and commitments to sell loans which are considered
derivative   instruments   under  SFAS  No.  133,   "Accounting  for  Derivative
Instruments and Hedging Activities." The fair values of these free-standing derivative instruments were immaterial at December 31, 2005 and 2004, respectively.

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

Goodwill

Goodwill reflected in the consolidated balance sheets arose from the parent company's acquisition of the bank, under the purchase method of accounting in 1968. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, goodwill is deemed to have an indefinite useful life and the Company is required to complete an annual assessment by segment for any impairment of goodwill, which would be treated as an expense in the income statement. There was no impairment expense recorded in 2005, 2004 or 2003. Prior to the adoption of SFAS No. 142, the Company was not amortizing goodwill.

Goodwill is tested for impairment using a two-step approach that involves the identification of "reporting units" and the estimation of their respective fair values. An impairment loss would be recognized as a charge to expense for any excess of the goodwill carrying amount over implied fair value.

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

Repurchase Agreements

The Company also sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The carrying value of the securities underlying the agreements remain reflected as an asset.

Derivative Financial Instruments

The Company's hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Company's balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 120% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. Changes in the fair value of derivative financial instruments not designated as hedges for accounting purposes are reflected in income or expense at measurement dates. At December 31, 2005, the Company was a party to interest rate floor contracts with a notional amount of $50,000,000 and a fair value of $28,030.

The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

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

For income tax purposes, the parent company files: a consolidated Federal income tax return; combined New York City and New York State income tax returns; and separate state income tax returns for its out-of-state subsidiaries. The parent company, under tax sharing agreements, either pays or collects on account of current income taxes to or from its subsidiaries.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

Stock Incentive Plan

At December 31, 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 15. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant and, therefore, no option related stock-based employee compensation cost is reflected in net income. Stock-based employee compensation cost related to restricted stock is included in compensation expense as discussed more fully in Note 14. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the stock-based employee compensation plans.

Years Ended December 31,                    2005          2004          2003
--------------------------------------------------------------------------------
Net income available for common
   shareholders                         $ 24,026,825  $ 24,604,073  $23,778,226
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                    (1,134,612)     (236,349)    (422,709)
                                        ----------------------------------------
Pro forma net income                    $ 22,892,213  $ 24,367,724  $23,355,517
                                        ========================================

Earnings per share:
   Basic--as reported                   $       1.25  $       1.29  $      1.26
   Basic--pro forma                             1.19          1.27         1.24
   Diluted--as reported                         1.22          1.23         1.20
   Diluted--pro forma                           1.16          1.22         1.18

Employee stock options generally expire ten years from the date of grant and become non-forfeitable one year from date of grant, although if necessary to qualify to the maximum extent possible as incentive stock options, these options become exercisable in annual installments. Director nonqualified stock options generally expire five years from the date of grant and become non-forfeitable and become exercisable in four annual installments starting one year from date of grant. Stock-based compensation is recognized over the period from date of grant to the date on which the options become non-forfeitable.

On December 15, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting and exercisability of all unvested and unexercisable stock options to purchase common shares of the Company held by directors or officers on December 19, 2005. Management proposed the acceleration of vesting to eliminate the impact of adopting SFAS No. 123R on the consolidated financial statements insofar as existing options are concerned. As a result, options to purchase 223,913 common shares, which would otherwise have vested and become exercisable from time to time over the next four years, became fully vested and immediately exercisable as of December 19, 2005. The number of shares and exercise prices of the options subject to acceleration  are unchanged.  The  accelerated  options have exercise prices between $15.82 and $26.94 per share, with a total weighted average exercise price per share of $22.70. The accelerated options include 170,093 out-of-the money options and 53,820 in-the-money-options. The stock-based compensation expense presented in the table above reflects the impact of the accelerated vesting and exercisability of these options.

In order to limit unintended personal benefits to officers and directors, the Compensation Committee imposed transfer restrictions on any shares received by an optionee upon exercise of an accelerated option before the earliest date on which, without giving effect to such acceleration, such option would nonetheless have been vested and exercisable in respect of such shares (assuming the optionee remained an employee or member of the Board of Directors, as applicable). Such transfer restrictions will expire on the earlier of such earliest date or the date of the optionee's death.

The Company expects to adopt the provisions of SFAS No. 123R, on January 1, 2006. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See "New Accounting Standards and Interpretations" on page 43 for additional information. The Company estimates that accelerating the vesting and exercisability of the 223,913 options discussed above will eliminate approximately $0.7 million of non-cash compensation expense that would otherwise have been recorded in the Company's income statements for future periods upon its adoption, as of January 1, 2006, of SFAS No. 123R.

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

NOTE 2.

CASH AND DUE FROM BANKS

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The required reserves, which are reported in cash and due from banks, were $29,645,000 and $21,580,000 at December 31, 2005 and 2004, respectively. Average required reserves during 2005 and 2004 were $27,032,000 and $23,855,000, respectively.

NOTE 3.

MONEY MARKET INVESTMENTS

The Company's money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,                                  2005          2004           2003
-----------------------------------------------------------------------------------------------
Interest-bearing deposits with other banks
   At December 31   --Balance                         $ 1,212,227  $   1,329,103  $  1,656,338
                    --Average interest rate                  3.11%          1.34%         1.00%
                    --Average original maturity           66 Days        74 Days       72 Days
   During the year  --Maximum month-end balance         5,209,048      6,516,030     3,311,594
                    --Daily average balance             3,040,000      3,120,000     3,473,000
                    --Average interest rate earned           1.96%          0.70%         0.73%
                    --Range  of interest rates earned   1.00-4.06%     0.35-2.15%    0.29-1.50%
                                                      =========================================
Federal funds sold
   At December 31   --Balance                         $        --  $          --  $         --
                    --Average interest rate                    --             --            --
                    --Average original maturity                --             --            --
   During the year  --Maximum month-end balance        40,000,000     75,000,000    10,000,000
                    --Daily average balance            10,986,000     10,943,000     5,759,000
                    --Average interest rate earned           2.81%          1.21%         1.12%
                    --Range of interest rates earned    2.19-3.94%  0.875-1.8125%  0.875-1.375%
                                                      =========================================

NOTE 4.

INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows:

                                                                         Gross         Gross         Estimated
                                                         Amortized     Unrealized    Unrealized        Fair
December 31, 2005                                          Cost          Gains         Losses          Value
---------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                              $          --   $        --   $       --    $          --
Obligations of U.S. government corporations and
   agencies
   Mortgage-backed securities
      CMOs (Federal National Mortgage  Association)       9,194,237            --       495,517       8,698,720
      CMOs (Federal Home Loan Mortgage Company)          24,006,876            --     1,028,095      22,978,781
      Federal National Mortgage Association              52,327,699        58,199     1,302,807      51,083,091
      Federal Home Loan Mortgage Company                 50,793,291        10,574     1,276,388      49,527,477
      Government National Mortgage Association            5,552,269       211,412         5,884       5,757,797
                                                      ---------------------------------------------------------
   Total mortgage-backed securities                     141,874,372       280,185     4,108,691     138,045,866
      Federal Home Loan Bank                             14,997,407            --       291,157      14,706,250
      Federal Farm Credit Bank                           10,000,000            --       204,688       9,795,312
                                                      ---------------------------------------------------------
   Total obligations of U.S. government
      corporations and agencies                         166,871,779       280,185     4,604,536     162,547,428
Obligations of state and political institutions          31,160,954       274,450       128,375      31,307,029
Federal Reserve Bank stock                                1,130,700            --            --       1,130,700
Federal Home Loan Bank stock                              5,950,300            --            --       5,950,300
Other securities                                            304,442        19,213            --         323,655
                                                      ---------------------------------------------------------
   Total                                              $ 205,418,175   $   573,848   $ 4,732,911   $ 201,259,112
                                                      =========================================================

December 31, 2004
---------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                              $   2,491,701   $       190   $       329   $   2,491,562
Obligations of U.S. government corporations and
   agencies
   Mortgage-backed securities
      CMOs (Federal National Mortgage Association)       11,958,409            --       260,570      11,697,839
      CMOs (Federal Home Loan Mortgage Company)          32,135,043        24,621       910,900      31,248,764
      Federal National Mortgage Association              54,953,012       421,190       430,085      54,944,117
      Federal Home Loan Mortgage Company                 61,618,287       278,701       259,853      61,637,135
      Government National Mortgage Association            8,439,652       436,276         6,485       8,869,443
                                                      ---------------------------------------------------------
   Total mortgage-backed securities                     169,104,403     1,160,788     1,867,893     168,397,298
      Federal Home Loan Bank                             14,995,051            --       160,676      14,834,375
      Federal Farm Credit Bank                           10,000,000            --        98,437       9,901,563
                                                      ---------------------------------------------------------
   Total obligations of U.S. government
      corporations and agencies                         194,099,454     1,160,788     2,127,006     193,133,236
Obligations of state and political institutions          26,588,493       882,414            --      27,470,907
Trust preferred securities                                2,735,973       287,073            --       3,023,046
Federal Reserve Bank stock                                1,130,700            --            --       1,130,700
Federal Home Loan Bank stock                              6,188,100            --            --       6,188,100
Other securities                                            304,442        20,178            --         324,620
                                                      ---------------------------------------------------------
   Total                                              $ 233,538,863  $  2,350,643   $ 2,127,335   $ 233,762,171
                                                      =========================================================

The carrying value and estimated fair value of securities held to maturity are as follows:

                                                                            Gross          Gross        Estimated
                                                             Carrying     Unrealized     Unrealized       Fair
December 31, 2005                                              Value        Gains          Losses         Value
------------------------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations and agencies
   Mortgage-backed securities
      CMOs (Federal National Mortgage Company)             $  14,171,765  $       --   $    437,151   $ 13,734,614
      CMOs (Federal Home Loan Mortgage Company)               25,707,668          --        946,929     24,760,739
      Federal National Mortgage Association                  248,288,506     620,057      4,304,167    244,604,396
      Federal Home Loan Mortgage Company                     166,001,415     130,276      4,326,184    161,805,507
      Government National Mortgage Association                13,887,164     477,422            532     14,364,054
                                                           -------------------------------------------------------
   Total mortgage-backed securities                          468,056,518   1,227,755     10,014,963    459,269,310
      Federal Home Loan Bank                                  24,982,958          --        311,083     24,671,875
      Federal Farm Credit Bank                                20,000,000          --        426,563     19,573,437
                                                           -------------------------------------------------------
   Total obligations of U.S. government corporations
      and agencies                                           513,039,476   1,227,755     10,752,609    503,514,622
Debt securities issued by foreign governments                  1,000,000          --            538        999,462
                                                           -------------------------------------------------------
   Total                                                   $ 514,039,476  $1,227,755   $ 10,753,147   $504,514,084
                                                           =======================================================

December 31, 2004
------------------------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations and agencies
   Mortgage-backed securities
      CMOs (Federal National Mortgage Company)             $  23,556,563  $       --   $    425,020   $ 23,131,543
      CMOs (Federal Home Loan Mortgage Company)               37,634,129     138,988        543,881     37,229,236
      Federal National Mortgage Association                  139,525,293   2,141,081        466,093    141,200,281
      Federal Home Loan Mortgage Company                     175,158,128     697,426        983,644    174,871,910
      Government National Mortgage Association                29,321,783   1,371,199            940     30,692,042
                                                           -------------------------------------------------------
   Total mortgage-backed securities                          405,195,896   4,348,694      2,419,578    407,125,012
      Federal Home Loan Bank                                  20,011,667          --        124,167     19,887,500
      Federal Farm Credit Bank                                20,000,000          --         89,062     19,910,938
                                                           -------------------------------------------------------
   Total obligations of U.S. government corporations and
      agencies                                               445,207,563   4,348,694      2,632,807    446,923,450
Debt securities issued by foreign governments                  1,250,000          --             --      1,250,000
                                                           -------------------------------------------------------
   Total                                                   $ 446,457,563  $4,348,694   $  2,632,807   $448,173,450
                                                           =======================================================

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated:

                                                     Less Than 12 Months          12 Months or Longer                Total
                                                 -----------------------------------------------------------------------------------
                                                     Fair        Unrealized       Fair        Unrealized      Fair       Unrealized
December 31, 2005                                    Value         Losses         Value         Losses        Value        Losses
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                         $          --  $         --  $         --  $          --  $         --  $        --
Obligations of U.S. government corporations and
   agencies
   Mortgage-backed securities
      CMOs (Federal National Mortgage Company)              --            --     8,698,720        495,517     8,698,720      495,517
      CMOs (Federal Home Loan Mortgage Company)             --            --    22,978,781      1,028,095    22,978,781    1,028,095
      Federal National Mortgage Association         21,326,935       511,093    20,530,474        791,714    41,857,409    1,302,807
      Federal Home Loan Mortgage Company            21,010,196       378,961    28,089,085        897,427    49,099,281    1,276,388
      Government National Mortgage Association              --            --       253,618          5,884       253,618        5,884
                                                 -----------------------------------------------------------------------------------
   Total mortgage-backed securities                 42,337,131       890,054    80,550,678      3,218,637   122,887,809    4,108,691
      Federal Home Loan Bank                                --            --    14,706,250        291,157    14,706,250      291,157
      Federal Farm Credit Bank                              --            --     9,795,312        204,688     9,795,312      204,688
   Total obligations of U.S. government          -----------------------------------------------------------------------------------
      corporations and agencies                     42,337,131       890,054   105,052,240      3,714,482   147,389,371    4,604,536
Obligations of state and political institutions     10,239,490       128,375           --              --    10,239,490      128,375
                                                 -----------------------------------------------------------------------------------
   Total                                         $  52,576,621  $  1,018,429  $105,052,240  $   3,714,482  $157,628,861  $ 4,732,911
                                                 ===================================================================================

December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                         $     995,312  $        329  $         --  $          --  $    995,312  $       329
Obligations of U.S. government corporations and
   agencies
   Mortgage-backed securities
      CMOs (Federal National Mortgage Company)              --                  11,697,839        260,569    11,697,839      260,569
      CMOs (Federal Home Loan Mortgage Company)     21,665,399       593,866     5,484,173        317,035    27,149,572      910,901
      Federal National Mortgage Association         22,001,096       286,100     8,587,416        143,985    30,588,512      430,085
      Federal Home Loan Mortgage Company            38,960,235       259,852            --             --    38,960,235      259,852
      Government National Mortgage Association          11,405           172       330,454          6,314       341,859        6,486
                                                 -----------------------------------------------------------------------------------
   Total mortgage-backed securities                 82,638,135     1,139,990    26,099,882        727,903   108,738,017    1,867,893
      Federal Home Loan Bank                        14,834,375       160,675            --             --    14,834,375      160,675
      Federal Farm Credit Bank                       9,901,563        98,438            --             --     9,901,563       98,438
                                                 -----------------------------------------------------------------------------------
   Total obligations of U.S. government
      corporations and agencies                    107,374,073     1,399,103    26,099,882        727,903   133,473,955    2,127,006
                                                 -----------------------------------------------------------------------------------
   Total                                         $ 108,369,385  $  1,399,432  $ 26,099,882  $     727,903  $134,469,267  $ 2,127,335
                                                 ===================================================================================

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

                                                     Less Than 12 Months          12 Months or Longer                Total
                                                 -----------------------------------------------------------------------------------
                                                     Fair        Unrealized       Fair        Unrealized      Fair       Unrealized
December 31, 2005                                    Value         Losses         Value         Losses        Value        Losses
------------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations and
  agencies
  Mortgage-backed securities
    CMOs (Federal National Mortgage Company)     $   7,803,438  $    155,482  $  5,931,176  $     281,669  $ 13,734,614  $   437,151
    CMOs (Federal Home Loan Mortgage Company)        7,695,574       201,759    17,065,165        745,170    24,760,739      946,929
    Federal National Mortgage Association          155,687,506     2,768,570    41,480,116      1,535,597   197,167,622    4,304,167
    Federal Home Loan Mortgage Company              90,035,855     1,775,584    66,901,714      2,550,600   156,937,569    4,326,184
    Government National Mortgage Association            94,557           301         5,743            231       100,300          532
                                                 -----------------------------------------------------------------------------------
  Total mortgage-backed securities                 261,316,930     4,901,696   131,383,914      5,113,267   392,700,844   10,014,963
    Federal Home Loan Bank                           4,960,938        28,116    19,710,937        282,967    24,671,875      311,083
    Federal Farm Credit Bank                                --            --    19,573,437        426,563    19,573,437      426,563
                                                 -----------------------------------------------------------------------------------
  Total obligations of U.S. government
    corporations and agencies                      266,277,868     4,929,812   170,668,288      5,822,797   436,946,156   10,752,609
Debt securities issued by foreign governments          249,463           538            --             --       249,463          538
                                                 -----------------------------------------------------------------------------------
  Total                                          $ 266,527,331  $  4,930,350  $170,668,288  $   5,822,797  $437,195,619  $10,753,147
                                                 ===================================================================================

December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations and
  agencies
  Mortgage-backed securities
    CMOs (Federal National Mortgage Company)     $  13,410,270  $    175,114  $  9,721,274  $      83,198  $ 23,131,544  $   258,312
    CMOs (Federal Home Loan Mortgage Company)       10,513,152       169,593    16,516,039        540,996    27,029,191      710,589
    Federal National Mortgage Association           48,520,182       466,094            --             --    48,520,182      466,094
    Federal Home Loan Mortgage Company              77,786,990       983,177        14,469            466    77,801,459      983,643
    Government National Mortgage Association            35,483           712         4,964            228        40,447          940
                                                 -----------------------------------------------------------------------------------
  Total mortgage-backed securities                 150,266,077     1,794,690    26,256,746        624,888   176,522,823    2,419,578
    Federal Home Loan Bank                          19,887,501       124,167            --             --    19,887,501      124,167
    Federal Farm Credit Bank                        19,910,937        89,062            --             --    19,910,937       89,062
                                                 -----------------------------------------------------------------------------------
  Total                                          $ 190,064,515  $  2,007,919  $ 26,256,746  $     624,888  $216,321,261  $ 2,632,807
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

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2005, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield is based on the ratio of actual income divided by the average outstanding balances during the year. The average yield on obligations of state and political subdivisions and Federal Reserve Bank securities is stated on a tax-equivalent basis.

                                                                                       Estimated
                                                                         Amortized        Fair       Average
Available for sale                                                          Cost         Value        Yield
------------------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations and agencies
  Mortgage-backed securities
    CMOs (Federal National Mortgage Association)                       $  9,194,237   $  8,698,720    4.58%
    CMOs (Federal Home Loan Mortgage Company)                            24,006,876     22,978,781    4.58
    Federal National Mortgage Association                                52,327,699     51,083,091    4.73
    Federal Home Loan Mortgage Company                                   50,793,291     49,527,477    4.51
    Government National Mortgage Association                              5,552,269      5,757,797    6.22
                                                                       ---------------------------
      Total mortgage-backed securities                                  141,874,372    138,045,866    4.68
  Federal Home Loan Bank
    Due within 1 year                                                     5,000,000      4,925,000    2.61
    Due after 1 year but within 5 years                                   9,997,407      9,781,250    2.73
  Federal Farm Credit Bank
    Due after 1 year but within 5 years                                  10,000,000      9,795,312    2.78
                                                                       ---------------------------
      Total obligations of U.S. government corporations and agencies    166,871,779    162,547,428    4.38
  Federal Reserve Bank stock                                              1,130,700      1,130,700    6.00
  Federal Home Loan Bank stock                                            5,950,300      5,950,300    4.61
  Other securities                                                          304,442        323,655    1.81
                                                                       ---------------------------
      Total                                                             174,257,221    169,952,083    4.39
                                                                       ---------------------------
Obligations of state and political institutions
    Due within 1 year                                                    11,273,376     11,346,082    7.29
    Due after 1 year but within 5 years                                   7,897,753      8,033,291    7.42
    Due after 5 years                                                    11,989,825     11,927,656    6.29
                                                                       ---------------------------
      Total obligations of state and political institutions              31,160,954     31,307,029    6.96
                                                                       ---------------------------
      Total available for sale                                         $205,418,175   $201,259,112    4.79
                                                                       ===========================

                                                                         Carrying      Estimated     Average
Held to maturity                                                           Value       Fair Value     Yield
------------------------------------------------------------------------------------------------------------
Obligations of U.S. government corporations and agencies
  Mortgage-backed securities
    CMOs (Federal National Mortgage Company)                           $ 14,171,765   $ 13,734,614    4.43%
    CMOs (Federal Home Loan Mortgage Company)                            25,707,668     24,760,739    4.55
    Federal National Mortgage Association                               248,288,506    244,604,396    4.61
    Federal Home Loan Mortgage Company                                  166,001,415    161,805,507    4.33
    Government National Mortgage Association                             13,887,164     14,364,054    6.23
                                                                       ---------------------------
      Total mortgage-backed securities                                  468,056,518    459,269,310    4.56
  Federal Home Loan Bank
    Due within 1 year                                                    15,004,894     14,793,750    2.68
    Due after 1 year but within 5 years                                   9,978,064      9,878,125    4.00
  Federal Farm Credit Bank
    Due within 1 year                                                     5,000,000      4,931,250    3.30
    Due after 1 year but within 5 years                                  15,000,000     14,642,187    3.20
                                                                       ---------------------------
      Total obligations of U.S. government corporations and agencies    513,039,476    503,514,622    4.44
Debt securities issued by foreign governments
    Due after 1 year but within 5 years                                   1,000,000        999,462    6.52
                                                                       ---------------------------
      Total                                                            $514,039,476   $504,514,084    4.48
                                                                       ===========================

Information regarding securities sales from the available for sale portfolio is as follows:

Years Ended December 31,                     2005          2004         2003
--------------------------------------------------------------------------------
Proceeds                                  $3,213,055   $94,314,558   $24,208,035
Gross gains                                  209,653     1,256,370       550,505

During 2005, as permitted under the provisions of SFAS No. 115, the Company sold approximately $5,303,000 (par amount) of held to maturity securities because over 85% of the original principal on these securities had been paid by the sale date. The proceeds from the sale were $5,452,162 and the gain was $127,804. There were no sales of held to maturity securities in 2004 and 2003.

Investment   securities  are  pledged  to  secure  trust  and  public  deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of New York and for other purposes required or permitted by law.

NOTE 5.

LOANS

The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,                                                2005             2004
--------------------------------------------------------------------------------------
Loans held for sale
  Real estate--residential mortgage                    $   40,977,538   $   37,058,673
                                                       ===============================
Loans held in portfolio
  Commercial and industrial                            $  632,714,079   $  595,689,717
  Lease financing                                         218,700,981      185,861,868
  Real estate--residential mortgage                       147,745,576      112,329,106
  Real estate--commercial mortgage                        110,871,291      113,932,907
  Real estate--construction                                 2,309,103        2,319,808
  Installment                                              13,125,085       15,516,290
  Loans to depository institutions                         32,000,000       20,000,000
                                                       -------------------------------
Loans held in portfolio, gross                          1,157,466,115    1,045,649,696
  Less unearned discounts                                  28,666,829       23,363,217
                                                       -------------------------------
Loans held in portfolio, net of unearned discounts     $1,128,799,286   $1,022,286,479
                                                       ===============================

There are no industry concentrations (exceeding 10% of loans, gross) in the commercial and industrial loan portfolio. Approximately 68% of loans are to borrowers located in the metropolitan New York area.

Nonaccrual loans at December 31, 2005 and 2004 totaled $4,204,000 and $3,115,000, respectively. There were no reduced rate loans at December 31, 2005 or 2004. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2005, 2004 and 2003 in accordance with their original terms is estimated to be $334,000, $233,000 and $196,000, respectively, for the years then ended. Applicable interest income actually realized was $133,000, $133,000 and $141,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

Loans are made at normal lending limits and credit terms to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest. There were no outstanding balances on such loans in excess of $60,000 to any individual or entity at December 31, 2005 or 2004.

NOTE 6.

ALLOWANCE FOR LOAN LOSSES

Years Ended December 31,                                   2005            2004            2003
----------------------------------------------------------------------------------------------------
Balance at beginning of year                           $ 16,328,528    $ 14,458,951    $ 13,549,297
Provision for loan losses                                 9,664,000       9,965,000       8,740,400
                                                       ---------------------------------------------
                                                         25,992,528      24,423,951      22,289,697
                                                       ---------------------------------------------
Less charge-offs, net of recoveries:
  Charge-offs                                             9,838,412       8,579,538       8,310,703
  Recoveries                                               (458,015)     (1,003,883)       (637,556)
                                                       ---------------------------------------------
    Net charge-offs                                       9,380,397       7,575,655       7,673,147
                                                       ---------------------------------------------
Less losses on transfers to other real estate owned          94,801         519,768         157,599
                                                       ---------------------------------------------
Balance at end of year                                 $ 16,517,330    $ 16,328,528    $ 14,458,951
                                                       =============================================

The Company follows SFAS No. 114, which establishes rules for calculating certain components of the allowance for loan losses. As of December 31, 2005, 2004 and 2003, $623,000, $1,319,000 and $2,022,000, respectively, of loans were judged to be impaired within the scope of SFAS No. 114 and carried on a cash-basis. The average recorded investment in impaired loans during the years ended December 31, 2005, 2004 and 2003, was approximately $989,000, $1,295,000 and $970,000, respectively. The application of SFAS No. 114 indicated that these loans required valuation allowances totaling $265,000, $340,000 and $890,000 at December 31, 2005, 2004 and 2003, respectively, which are included within the overall allowance for loan losses. The interest income that would have been earned on impaired loans outstanding at December 31, 2005, 2004 and 2003 in accordance with their original terms is estimated to be $8,000, $65,000 and $108,000, respectively, for the years then ended. Applicable interest income actually realized was $53,000, $59,000 and $91,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on impaired loans.

NOTE 7.

INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,                                            2005          2004          2003
--------------------------------------------------------------------------------------------------------
Interest expense
  Interest-bearing deposits in domestic offices
    Savings                                                      $   113,351   $   119,601   $    97,501
    NOW                                                            1,576,286       622,279       585,954
    Money Market                                                   2,455,378     1,280,313       791,810
    Time
      Three months or less                                         6,304,214     3,637,361     3,697,126
      More than three months through twelve months                 5,268,657     3,232,313     2,232,482
      More than twelve months through twenty-three months          1,844,937     1,808,934       921,720
      More than twenty-four months through thirty-five months        117,490       120,936       192,537
      More than thirty-six months through forty-seven months          31,160        37,368        47,505
      More than forty-eight months through sixty months              389,585       274,683       277,596
      More than sixty months                                             929         6,580         1,559
                                                                 ---------------------------------------
                                                                  18,101,987    11,140,368     8,845,790
  Interest-bearing deposits in foreign offices
    Time
      Three months or less                                            17,889        16,315        20,048
      More than three months through twelve months                    14,974        16,334        21,252
                                                                 ---------------------------------------
        Total                                                    $18,134,850   $11,173,017   $ 8,887,090
                                                                 =======================================

Foreign deposits totaled $3,022,000 and $3,007,000 at December 31, 2005 and 2004, respectively.

The aggregate of time certificates of deposit and other time deposits in denominations of $100,000 or more was $361,445,738 and $298,331,288 at December 31, 2005 and 2004, respectively.

The aggregate of time certificates of deposit and other time deposits by remaining maturity range is presented below:

December 31,                                                       2005           2004           2003
---------------------------------------------------------------------------------------------------------
Domestic
  Three months or less                                         $252,383,369   $163,407,607   $168,686,490
  More than three months through six months                      80,472,379     81,769,015     55,924,655
  More than six months through twelve months                     92,828,189     80,428,856     92,641,396
  More than twelve months through twenty-three months            67,897,087    137,074,627     70,478,871
  More than twenty-four months through thirty-five months         4,268,663      7,755,291      2,726,759
  More than thirty-six months through forty-seven months            143,925      1,448,990      2,020,961
  More than forty-eight months through sixty months                 233,220        335,723        748,329
  More than sixty months                                             19,797         50,000          7,649
                                                               ------------------------------------------
                                                                498,246,629    472,270,109    393,235,110
                                                               ------------------------------------------
Foreign
  Three months or less                                            1,645,037      1,645,000      1,645,000
  More than three months through six months                       1,376,991      1,362,063      1,355,000
                                                               ------------------------------------------
                                                                  3,022,028      3,007,063      3,000,000
                                                               ------------------------------------------
    Total                                                      $501,268,657   $475,277,172   $396,235,110
                                                               ==========================================

Interest expense related to the aggregate of time certificates of deposit and other time deposits is presented below:

Years Ended December 31,                    2005          2004          2003
--------------------------------------------------------------------------------
Interest expense
   Domestic                              $13,956,972   $ 9,118,175   $ 7,370,525
   Foreign                                    32,863        32,649        41,300
                                         ---------------------------------------
      Total                              $13,989,835   $ 9,150,824   $ 7,411,825
                                         =======================================

NOTE 8.

SHORT-TERM BORROWINGS

The following table presents information regarding Federal funds purchased, securities sold under agreements to repurchase--customers and dealers, and commercial paper:

Years Ended December 31,                                          2005            2004            2003
-----------------------------------------------------------------------------------------------------------
Federal funds purchased
   At December 31 --Balance                                   $ 55,000,000    $ 32,500,000    $ 10,000,000
                  --Average interest rate                             4.20%           2.31%           1.00%
                  --Average original maturity                        1 Day           1 Day           1 Day
   During the year--Maximum month-end balance                   55,300,000      35,000,000      25,000,000
                  --Daily average balance                       17,992,000       9,946,000       5,463,000
                  --Average interest rate paid                        3.60%           1.47%           1.20%
                  --Range of interest rates paid                 2.25-4.50%    0.9375-2.50%      1.00-1.50%
                                                              =============================================
Securities sold under agreements to repurchase--customers
   At December 31 --Balance                                   $ 61,067,073    $ 55,934,170    $ 42,490,862
                  --Average interest rate                             2.81%           1.29%           1.06%
                  --Average original maturity                      14 Days         22 Days         43 Days
   During the year--Maximum month-end balance                   88,845,220     103,595,822      82,006,437
                  --Daily average balance                       85,365,000      84,559,000      71,648,000
                  --Average interest rate paid                        2.23%           1.21%           1.22%
                  --Range of interest rates paid                 1.50-4.25%      1.00-2.40%      0.95-1.25%
                                                              =============================================
Securities sold under agreements to repurchase--dealers
   At December 31 --Balance                                   $ 88,729,000    $ 33,882,000    $ 51,327,944
                  --Average interest rate                             4.40%           2.45%           1.16%
                  --Average original maturity                      23 Days         23 Days         26 Days
   During the year--Maximum month-end balance                   88,729,000      68,252,000      78,274,000
                  --Daily average balance                       52,199,000      29,601,000      46,219,000
                  --Average interest rate paid                        3.44%           1.35%           1.22%
                  --Range of interest rates paid                 2.40-4.45%      1.08-2.45%      1.00-1.36%
                                                              =============================================
Commercial paper
   At December 31 --Balance                                   $ 38,191,016    $ 25,991,038    $ 28,799,055
                  --Average interest rate                             3.22%           1.37%           1.00%
                  --Average original maturity                      41 Days         63 Days         49 Days
   During the year--Maximum month-end balance                   42,323,187      36,200,700      28,799,055
                  --Daily average balance                       37,302,000      30,069,000      23,819,000
                  --Average interest rate paid                        2.61%           1.21%           1.11%
                  --Range of interest rates paid                 1.25-4.15%      0.95-1.60%      0.65-2.25%
                                                              =============================================

The parent company has agreements with its line banks for back-up lines of credit for which it pays a fee at the annual rate of 1/4 of 1% times the line of credit extended. At December 31, 2005, these back-up bank lines of credit totaled $24,000,000; no lines were used at any time during 2005, 2004 or 2003.

Other short-term borrowings include advances from the Federal Home Loan Bank of New York ("FHLB") due within one year and treasury tax and loan funds. At December 31, 2005, FHLB borrowings included an advance of $35,000,000 payable on January 3, 2006 at a rate of 4.32%. At December 31, 2004, there were no borrowings from the FHLB.

NOTE 9.

LONG-TERM BORROWINGS

These borrowings  represent advances from the FHLB and junior  subordinated debt
securities   issued  by  the  parent  company.

The following table presents information regarding fixed rate FHLB advances:

                                                            December 31,
Advance      Interest     Maturity      Initial      --------------------------
  Type         Rate         Date       Call Date        2005            2004
-------------------------------------------------------------------------------
Callable       5.13%       2/20/08       2/20/01     $10,000,000   $ 10,000,000
Callable       4.26        2/14/11       8/13/01      10,000,000     10,000,000
Callable       4.36        2/14/11       2/13/02      10,000,000     10,000,000
Callable       4.70        2/22/11       2/20/03      10,000,000     10,000,000
Callable       3.17       10/24/11      10/22/03              --     10,000,000
Callable       2.52       11/14/11      11/14/03              --     10,000,000
Callable       3.66       10/24/11      10/22/04              --     10,000,000
Callable       3.62       10/17/11      10/15/04      10,000,000     10,000,000
Callable       4.28       10/17/11      10/15/06      10,000,000     10,000,000
Callable       3.33        1/17/12       1/16/04              --     10,000,000
Callable       2.42        1/17/12       1/16/03              --     10,000,000
                                                     --------------------------
   Total                                             $60,000,000   $110,000,000
                                                     ==========================
   Weighted-average interest rate                           4.39%          3.77%

Under the terms of a collateral agreement with the FHLB, advances are secured by stock in the FHLB and by certain qualifying assets (primarily mortgage-backed securities) having market values at least equal to 110% of the advances outstanding. After the initial call date, each callable advance is callable by the FHLB quarterly from the initial call date, at par.

In February 2002, the parent company completed its issuance of trust capital securities ("capital securities") that raised $25,000,000 ($24,062,500 net proceeds after issuance costs). The 8.375% capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I (the "trust"), a wholly-owned non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774,000 junior subordinated debt securities that pay interest at 8.375% ("debt securities") issued by the parent company. The debt securities are due concurrently with the capital securities which may not be redeemed, except under limited circumstances until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to the date of redemption. The Company may also reduce outstanding capital securities through open market purchases. Dividends and interest are paid quarterly.

The parent company has the right to defer payments of interest on the debt securities at any time or from time to time for a period of up to 20 consecutive quarterly periods with respect to each deferral period. Under the terms of the debt securities, in the event that under certain circumstances there is an event of default under the debt securities or the parent company has elected to defer interest on the debt securities, the parent company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

Payments of distribution on the capital securities and payments on redemption of the capital securities are guaranteed by the parent company on a limited basis. The parent company also entered into an agreement as to expenses and liabilities pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the trust other than those arising under the capital securities. The obligations of the parent company under the debt securities, the related indenture, the trust agreement establishing the trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the parent company of the trust's obligations under the capital securities.

Notwithstanding that the accounts of the trust are not included in the Company's consolidated financial statements, the $25 million in capital securities issued by the trust are included in the Tier 1 capital of the parent company for regulatory capital purposes as allowed by the Federal Reserve Board. In March 2005, the Federal Reserve Board adopted a rule that would continue to allow the inclusion of capital securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of capital securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Based on the final rule, the parent company expects to include all of its $25 million in capital securities in Tier 1 capital.

NOTE 10.

PREFERRED STOCK

The parent company is authorized to issue up to 644,389 shares of preferred stock, $5 par value, in one or more series. Since February 2004, no shares of preferred stock have been outstanding, and none of the authorized preferred stock has been designated as to series.

During 1993, the parent company issued 250,000 shares of Series D convertible preferred stock to the trustee acting on behalf of the Company's Employee Stock Ownership Plan (the "ESOP"). As of December 31, 2003, each Series D share was convertible into 1.9084 common shares of the parent company. The Series D shares were entitled to receive cash dividends in the amount of $.6125 per annum (subject to adjustment), payable quarterly. Participants in the ESOP were entitled to vote in accordance with the terms of the ESOP and vote together as one class with the holders of the common shares. The holders of Series D shares were entitled to receive $10 per share and certain other preferences on liquidation, dissolution or winding up. During February 2004, all 224,432 outstanding Series D shares were retired upon their conversion into common shares. See Note 15 on page 63 for a discussion of the ESOP.

NOTE 11.

COMMON STOCK

December 31,                                               2005         2004
-------------------------------------------------------------------------------
Number of shares outstanding                            18,835,474   19,142,519
                                                        =======================
Number of shareholders                                       1,648        1,664
                                                        =======================

NOTE 12.

OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated  other  comprehensive
(loss) income as of December 31, 2005 and 2004 included in shareholders' equity:

                                           Pre-tax          Tax          After-tax
                                           Amount          Effect          Amount
-------------------------------------------------------------------------------------
December 31, 2005
  Net unrealized (loss) on securities   $ (3,878,545)   $  1,907,799    $ (1,970,746)
  Minimum pension liability               (5,961,352)      2,702,478      (3,258,874)
                                        ---------------------------------------------
    Total                               $ (9,839,897)   $  4,610,277    $ (5,229,620)
                                        =============================================
December 31, 2004
  Net unrealized gain on securities     $  1,497,029    $   (640,874)   $    856,155
  Minimum pension liability               (5,133,485)      2,356,270      (2,777,215)
                                        ---------------------------------------------
    Total                               $ (3,636,456)   $  1,715,396    $ (1,921,060)
                                        =============================================

NOTE 13.

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

NOTE 14.

STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan ("the plan") covering up to 100,000 common shares of the parent company. Under the plan, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), stock appreciation rights ("SARs"), restricted stock or a combination of these. The plan is administered by a committee of the Board of Directors. Since the inception of the plan, shareholders have approved amendments increasing the number of shares covered under the plan; the total number of shares authorized by shareholders through December 31, 2005 was 2,650,000. The plan provides for proportional adjustment to the number of shares covered by the plan and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock dividends. After giving effect to stock option and restricted stock awards granted and the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split in the form of a stock dividend effected in December 2004, the five-for-four stock split in the form of a stock dividend effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000, and the 5% stock dividend paid in December 1999, shares available for grant were 504,287, 610,931 and 669,971 at December 31, 2005, 2004 and 2003, respectively.

Stock Options

The following tables present information on the qualified and non-qualified stock options outstanding (after the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split effected in December 2004, the five-for-four stock split effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000 and the 5% stock dividend paid in December 1999) as of December 31, 2005, 2004 and 2003 and changes during the years then ended:

                                                 2005                            2004                            2003
                                    --------------------------------------------------------------------------------------------
                                    Number of   Weighted-Average     Number of   Weighted-Average   Number of   Weighted-Average
 Qualified Stock Options             Options     Exercise Price       Options     Exercise Price     Options     Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       750,808       $  10.07          857,821      $   9.90           999,304       $  9.90
Granted                                     --                              --                              --
Exercised                              (68,693)          9.32         (107,013)         8.68          (141,483)         9.90
Reclassified(1)                       (112,021)          9.59               --                              --
Forfeited                                   --                              --                              --
                                    ----------                       ---------                      ----------
Outstanding at end of year             570,094       $  10.26          750,808      $  10.07           857,821       $  9.90
                                    ============================================================================================
Options exercisable at end of
  year                                 570,094                         366,346                         362,127
                                    ==========                       =========                      ==========
Weighted-average fair value of
  options granted during the year   $       --                       $      --                      $       --
                                    ==========                       =========                      ==========
                                                 2005                            2004                            2003
                                    --------------------------------------------------------------------------------------------
                                     Number of  Weighted-Average     Number of  Weighted-Average    Number of   Weighted-Average
Non-Qualified Stock Options           Options    Exercise Price       Options     Exercise Price     Options     Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of
  year                               1,363,272       $  11.30        1,392,786      $  10.48         1,381,982       $ 10.12
Granted                                137,025          25.35           74,391         21.77            65,091         18.23
Exercised                             (226,813)          9.10         (103,905)         7.78           (54,287)        10.68
Reclassified (1)                       112,021           9.59               --                              --
Forfeited                              (25,048)         24.99               --                              --
                                    ----------                       ---------                      ----------
Outstanding at end of year           1,360,457       $  12.69        1,363,272      $  11.30         1,392,786       $ 10.48
                                    ============================================================================================
Options exercisable at end of
  year                               1,360,457                       1,167,231                       1,151,843
                                    ==========                       =========                      ==========
Weighted-average fair value of      $     3.50                       $    4.15                      $     2.98
  options granted during the year   ==========                       =========                      ==========

(1) As a result of retirements and terminations. Since these provisions were included in the original terms of the awards, these reclassifications are not considered modifications.

The following table presents information regarding qualified and non-qualified stock options outstanding at December 31, 2005:

                                                       Options Outstanding                                 Options Exercisable
                                    -----------------------------------------------------------------------------------------------
                                     Range of        Number    Weighted-Average    Weighted-Average    Number      Weighted-Average
                                     Exercise     Outstanding      Remaining          Exercise       Exercisable       Exercise
                                      Prices      at 12/31/05  Contractual Life         Price        at 12/31/05        Price
-----------------------------------------------------------------------------------------------------------------------------------
Qualified                           $ 6.48-14.60    570,094       3.92 years            $10.26          570,094         $10.26
Non-Qualified                         6.48-26.94  1,360,457       3.31 years             12.69        1,360,457          12.69

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

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,                             2005       2004      2003
--------------------------------------------------------------------------------
Dividend yield                                        3.31%      2.86%     2.53%
Volatility                                              25%        25%       25%
Expected term
  Qualified                                            N/A        N/A       N/A
  Non-Qualified (Directors)                        4 years    4 years   4 years
  Non-Qualified (Officers)                         5 years        N/A       N/A
Risk-free interest rate                               4.59%      3.92%     2.79%

The Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense related to options granted pursuant to the plan has been recognized in the consolidated statements of income. Had compensation expense been determined based on the estimated fair value of the awards at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts as shown under the caption "Stock Incentive Plan" in
Note 1 beginning on page 43.

The Corporation expects to adopt the provisions of SFAS No. 123R on January 1, 2006. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See "New Accounting Standards and Interpretations" in Note 1.

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

The plan calls for the forfeiture of non-vested shares which are restored to the Treasury and become available for future awards. During 2005, 2004 and 2003, there were no shares forfeited. Unearned compensation resulting from these awards is amortized as a charge to compensation expense over a four-year period; such charges were $269,205, $603,764 and $742,680 in 2005, 2004 and 2003, respectively. The balance of unearned compensation is shown as a reduction of shareholders' equity. For income tax purposes, the Company is entitled to a deduction in an amount equal to the average market value of the shares on vesting date and dividends paid on shares for which restrictions have not lapsed.

NOTE 15.

EMPLOYEE STOCK OWNERSHIP PLAN

On March 5, 1993, the Company established an Employee Stock Ownership Plan (the "ESOP"}. This plan covers substantially all employees with one or more years of service of at least 1,000 hours who are at least 21 years of age. During 1993, the parent company issued 250,000 shares of Series D preferred stock at a price of $10.00 per share to the Company's ESOP trust. The ESOP trust borrowed $2,500,000 from the bank to pay for the shares. The ESOP loan is at a fixed interest rate for a term of ten years with quarterly payments of interest.
Quarterly  principal  payments  at an  annual  rate  of  $250,000  and  $350,000 commenced on March 31, 1996 and March 31, 1999, respectively. The bank match-funded the ESOP loan with collateralized advances from the Federal Home Loan Bank of New York. The ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and released for allocation among the participants as principal and interest on the ESOP loan is repaid. Under the terms of the ESOP, participants may vote both allocated and unallocated shares.

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

Compensation expense was $0, $0 and $236,270 for 2005, 2004 and 2003, respectively, with a corresponding reduction in unearned compensation. As of December 31, 2005, 250,000 shares had been allocated; there were no unreleased shares ("unallocated"). The ESOP was terminated effective February 19, 2004. The following table presents interest paid on the ESOP loan and dividends paid on the Series D preferred shares:

Years Ended December 31,                         2005        2004        2003
-------------------------------------------------------------------------------
Interest paid                                    $ --        $ --      $ 16,224
Dividends paid                                     --          --       139,491
Contributions                                      --          --       366,224

NOTE 16.

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

The following tables set forth the disclosures required for pension benefits:

At or For the Years Ended December 31,                                      2005            2004
-----------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (PBO)                           $ 35,763,457    $ 33,745,854
Service cost                                                               1,639,935       1,562,914
Interest cost                                                              2,208,395       1,986,363
Amendments                                                                        --              --
Actuarial loss                                                             2,513,660       2,261,865
Settlement                                                                        --      (3,000,000)
Benefits paid                                                             (1,175,226)       (793,539)
                                                                        -----------------------------
Benefit obligation at end of year                                       $ 40,950,221    $ 35,763,457
                                                                        =============================

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year                               $ 21,112,978    $ 19,641,142
Actual return on plan assets                                                (155,971)        943,287
Employer contributions                                                     6,134,793       1,322,088
Benefits paid                                                             (1,175,226)       (793,539)
                                                                        -----------------------------
Fair value of assets at end of year                                     $ 25,916,574    $ 21,112,978
                                                                        =============================
Funded status                                                           $(15,033,647)   $(14,650,479)
Unrecognized prior service cost                                              484,251         570,434
Unrecognized net actuarial loss                                           16,129,643      12,657,923
                                                                        -----------------------------
Net amount recognized                                                   $  1,580,247    $ (1,422,122)
                                                                        =============================

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost                                                    $  9,202,541    $  4,579,413
Accrued benefit liability                                                (13,758,390)    (11,135,020)
Intangible asset                                                             174,744              --
Accumulated other comprehensive loss (pre-tax)                             5,961,352       5,133,485
                                                                        -----------------------------
Net amount recognized                                                   $  1,580,247    $ (1,422,122)
                                                                        =============================

                                                                                         Rate of Compensation
                                                                         Discount Rate         Increase
                                                                         -------------   --------------------
                                                                          2005    2004     2005        2004
-------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan                                              5.75%   6.00%    3.00%       3.00%
Supplemental retirement plan                                              5.75    6.00     3.00        3.00

Years Ended December 31,                                                    2005            2004           2003
-------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC COST
Service cost                                                             $ 1,639,935    $ 1,562,914    $ 1,304,504
Interest cost                                                              2,208,395      1,986,363      2,038,372
Expected return on plan assets                                            (1,885,206)    (1,678,674)    (1,577,285)
Amortization of prior service cost                                            77,322         77,322         77,323
Recognized actuarial loss                                                  1,022,125        873,768        910,874
                                                                         ------------------------------------------
Net periodic benefit cost                                                  3,062,571      2,821,693      2,753,788
Additional settlement gain recognized pursuant to SFAS No. 88                     --     (1,331,190)            --
                                                                         ------------------------------------------
Total                                                                    $ 3,062,571    $ 1,490,503    $ 2,753,788
                                                                         ==========================================

                                                                                     Expected Return     Rate of Compen-
                                                                     Discount Rate    on Plan Assets     sation Increase
                                                                     -------------   ---------------    ----------------
                                                                     2005    2004    2005       2004    2005       2004
------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan                                         6.00%   6.25%   8.50%      8.50%   3.00%      3.00%
Supplemental retirement plan                                         6.00    6.25     N/A        N/A    3.00       3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2005 and 2004 was $24,416,499 and $20,932,859, respectively.

The tables presented on the previous page and above include the supplemental retirement plan which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,                                            2005            2004
--------------------------------------------------------------------------------
Projected benefit obligation                        $ 14,098,505    $ 11,891,590
Accumulated benefit obligation                        13,758,390      11,353,404

The following table sets forth information regarding the assets of the defined benefit pension plan.

December 31,                                                       2005    2004
-------------------------------------------------------------------------------
U.S. government corporation and agency debt obligation              21%     25%
Corporate debt obligation                                           16      19
Common equity securities                                            42      53
Other                                                               21       3
                                                                   ------------
Total                                                              100%    100%
                                                                   ============

The defined benefit pension plan owns common stock of Sterling Bancorp which is included in common equity securities above. At December 31, 2005, the value of Sterling Bancorp common stock was $1,362,988 and represented approximately 5% of plan assets. At December 31, 2004, the value of Sterling Bancorp common stock was $1,858,669 and represented 9% of plan assets.

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

The Company expects to contribute approximately $1,000,000 to the defined benefit pension plan in 2006.

The following table presents benefit payments expected to be paid, which include the effect of expected future service for the years indicated.

                                  Defined       Supplemental      Total Benefit
Year(s)                        Benefit Plan    Retirement Plan      Payments
-------------------------------------------------------------------------------
2006                            $   824,036      $ 10,413,306      $ 11,237,342
2007                                981,615           274,866         1,256,481
2008                              1,092,010         1,327,173         2,419,183
2009                              1,239,241         1,506,364         2,745,605
2010                              1,393,282           306,049         1,699,331
Years 2011-2015                   9,593,005         1,467,830        11,060,835

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

The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee's date of retirement. The Company's plan for its postretirement benefit obligation is unfunded. The Company's postretirement obligations are not material. Net postretirement benefit cost was $90,000, $90,000 and $80,000 for 2005, 2004 and 2003, respectively.

NOTE 17.

INCOME TAXES

The current and deferred tax provisions (benefits) for each of the last three fiscal years are as follows:

Years Ended December 31,                                          2005           2004            2003
----------------------------------------------------------------------------------------------------------
FEDERAL
   Current                                                    $ 15,309,478   $ 13,469,896    $ 12,302,412
   Deferred                                                     (3,674,397)      (509,086)       (361,058)
                                                              --------------------------------------------
     Total                                                    $ 11,635,081   $ l2,960,810    $ 11,941,354
                                                              ============================================
STATE AND LOCAL
   Current                                                    $  1,176,827   $     11,547    $  2,835,829
   Deferred                                                        774,805       (220,822)        (25,817)
                                                              --------------------------------------------
     Total                                                    $  1,951,632   $   (209,275)   $  2,810,012
                                                              ============================================
TOTAL
   Current                                                    $ 16,486,305   $ 13,481,443    $ 15,138,241
   Deferred                                                     (2,899,592)      (729,908)       (386,875)
                                                              --------------------------------------------
     Total                                                    $ 13,586,713   $ 12,751,535    $ 14,751,366
                                                              ============================================

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,                                          2005           2004           2003
---------------------------------------------------------------------------------------------------------
Federal statutory rate                                                  35%            35%            35%
                                                              -------------------------------------------
Computed tax                                                  $ 13,164,738   $ 13,074,462   $ 13,529,115
Increase (Decrease) in tax resulting from:
   State and local taxes, net of Federal income tax benefit        918,478       (136,029)     1,826,508
   Tax-exempt income                                              (878,404)      (862,029)      (828,518)
   Other permanent items                                           381,901        675,131        224,261
                                                              -------------------------------------------
      Total                                                   $ 13,586,713   $ 12,751,535   $ 14,751,366
                                                              ===========================================

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,                                                                                        2005          2004
---------------------------------------------------------------------------------------------------------------------------
Deferred tax assets
   Difference between financial statement provision for loan losses and tax bad debt deduction  $ 7,465,004   $  7,542,350
   Deferred compensation                                                                          3,616,161      3,399,963
   Other                                                                                          6,523,805        975,857
                                                                                                ---------------------------
      Total deferred tax assets                                                                  17,604,970     11,918,170
                                                                                                ---------------------------
Deferred tax liabilities
   Difference between tax and net book values of fixed assets                                     1,049,722        269,885
   Pension and benefit plans                                                                      4,159,279      2,115,279
   Other                                                                                          1,807,707      1,514,292
                                                                                                ---------------------------
      Total deferred tax liabilities                                                              7,016,708      3,899,456
                                                                                                ---------------------------
Net deferred tax asset                                                                           10,588,262      8,018,714
SFAS No. 115 deferred tax asset (liability)                                                       1,822,286       (726,388)
Minimum pension liability adjustment                                                              2,702,478      2,356,270
                                                                                                ---------------------------
                                                                                                $15,113,026   $  9,648,596
                                                                                                ===========================

Based on management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred assets was not considered necessary at December 31, 2005.

The current tax liability as of December 31, 2005 and 2004 was approximately $7,987,000 and $8,831,000, respectively.

NOTE 18.

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

The following table provides a reconciliation of basic and diluted EPS as required by SFAS No. 128:

                            For the Year Ended 12/31/05        For the Year Ended 12/31/04          For the Year Ended 12/31/03
                       -------------------------------------------------------------------------------------------------------------
                         Income       Shares     Per Share    Income      Shares     Per Share   Income       Shares     Per Share
                       (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Net income             $24,026,825                         $24,604,073                         $23,903,245
Less preferred
   dividends                    --                                  --                             125,019
                       -----------                         -----------                         -----------
Net income available
   for common
   shareholders         24,026,825   19,164,498    $1.25    24,604,073   19,146,561    $1.29    23,778,226   18,819,849     $1.26
                                                   =====                               =====                                =====
DILUTED EPS
Options [1]                             598,854                             854,405                             788,935
Convertible
   preferred stock                           --                              34,528                             228,371
                       ----------- ------------            ----------- ------------            ----------- ------------
Net income available
   for common
   shareholders plus
   assumed conversions $24,026,825   19,763,352    $1.22   $24,604,073   20,035,494    $1.23   $23,778,226   19,837,155     $1.20
                       =============================================================================================================

[1] Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2005, 2004 and 2003 have not been included in computation of diluted EPS for those respective years. As of December 31, 2005, 121,275 options to purchase shares at prices between $21.93 and $26.94 were not included; as of December 31, 2004 and 2003, there were no options excluded.

NOTE 19.

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

Financial Instruments with Carrying Amount Equal to Fair Value

The carrying amount of cash and due from banks, interest-bearing deposits with other banks, Federal funds sold, customers' liabilities under acceptances, accrued interest receivable, Federal funds purchased and securities sold under agreements to repurchase, commercial paper, other short-term borrowings, acceptances outstanding, and other liabilities and accrued expenses, as a result of their short-term nature, is considered to approximate fair value.

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees

The notional amount of commitments to extend credit, standby letters of credit, and financial guarantees, is considered to approximate fair value. Due to the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the notional value of the commitment.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities:

December 31,                                                     2005                              2004
--------------------------------------------------------------------------------------------------------------------
                                                      Carrying      Estimated Fair      Carrying      Estimated Fair
                                                       Amount            Value           Amount           Value
--------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Cash and due from banks                          $   69,148,683   $   69,148,683   $   48,842,418   $   48,842,418
  Interest-bearing deposits with other banks            1,212,227        1,212,227        1,329,103        1,329,103
  Investment securities                               715,298,588      705,773,672      680,219,734      681,935,621
  Loans held for sale                                  40,977,538       40,977,538       37,058,673       37,058,673
  Loans held in portfolio, net                      1,128,799,286    1,113,391,853    1,005,957,951    1,007,217,410
  Customers' liability under acceptances                  589,667          589,667          628,965          628,965
  Accrued interest receivable                           6,116,107        6,116,107        5,604,781        5,604,781
FINANCIAL LIABILITIES
  Demand, NOW, savings and money market deposits      961,278,628      961,278,628      868,573,943      868,573,943
  Time deposits                                       487,047,512      484,903,529      475,277,172      474,670,243
  Securities sold under agreements to repurchase      149,796,073      149,796,073       89,816,170       89,816,170
  Federal funds purchased                              55,000,000       55,000,000       32,500,000       32,500,000
  Commercial paper                                     38,191,016       38,191,016       25,991,038       25,991,038
  Other short-term borrowings                          38,851,246       38,851,246        2,517,375        2,517,375
  Acceptances outstanding                                 589,667          589,667          628,965          628,965
  Accrued expenses and other liabilities               91,926,784       91,926,784       91,329,506       91,329,506
  Long-term borrowings                                 85,774,000       86,224,314      135,774,000      138,848,059

NOTE 20.

CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations, is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution's regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") which imposes a number of mandatory supervisory measures. Among other matters, the FDICIA established five capital categories ranging from "well capitalized" to "critically undercapitalized." Such classifications are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under the FDICIA a "well capitalized" bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2005, the Company and the bank exceeded the requirements for "well capitalized" institutions.

The following tables present information regarding the Company's and the bank's regulatory capital ratios:

                                                      Actual       For Capital Adequacy Minimum   To Be Well Capitalized
                                                ------------------------------------------------------------------------
As of December 31, 2005                          Amount    Ratio           Amount    Ratio            Amount    Ratio
------------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Total Capital (to Risk-Weighted Assets):
  The Company                                   $172,946   13.28%         $104,219   8.00%           $130,274   10.00%
  The bank                                       135,307   10.99            98,520   8.00             123,150   10.00
Tier 1 Capital (to Risk-Weighted Assets):
  The Company                                    156,659   12.03            52,110   4.00              78,165    6.00
  The bank                                       119,910    9.74            49,260   4.00              73,890    6.00
Tier 1 Leverage Capital (to Average  Assets):
  The Company                                    156,659    7.96            78,680   4.00              98,350    5.00
  The bank                                       119,910    6.33            75,722   4.00              94,653    5.00

As of December 31, 2004
------------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
  The Company                                   $169,226   14.35%         $ 94,334   8.00%           $117,917   10.00%
  The bank                                       129,267   11.56            89,466   8.00             111,832   10.00
Tier 1 Capital (to Risk-Weighted Assets):
  The Company                                    154,467   13.10            47,167   4.00              70,750    6.00
  The bank                                       115,262   10.31            44,733   4.00              67,099    6.00
Tier 1 Leverage Capital (to Average Assets):
  The Company                                    154,467    8.49            72,792   4.00              90,990    5.00
  The bank                                       115,262    6.56            70,270   4.00              87,837    5.00

NOTE 21.

SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way information about operating segments is reported in annual financial statements and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers.

The Company provides a broad range of financial products and services, including commercial loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2005 average interest-earning assets were 59.2% loans (corporate lending was 66.9% and real estate lending was 29.5% of total loans, respectively) and 40.0% investment securities and money market investments. There were no industry concentrations (exceeding 10% of loans, gross) in the corporate loan portfolio. Approximately 68% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following table provides certain information regarding the Company's operating segments:

                                  Corporate     Real Estate   Company-wide
                                   Lending        Lending       Treasury         Totals
-------------------------------------------------------------------------------------------
Year Ended December 31, 2005
----------------------------
Net interest income             $ 39,809,343   $ 21,740,851   $ 21,461,800   $   83,011,994
Noninterest income                12,965,600     16,809,178      2,195,149       31,969,927
Depreciation and amortization        403,932        403,086          2,454          809,472
Segment profit                    20,392,761     20,031,035     22,929,744       63,353,540
Segment assets                   810,867,441    351,195,939    864,164,967    2,026,228,347

Year Ended December 31, 2004
----------------------------
Net interest income             $ 36,784,854   $ 16,736,564   $ 23,925,710   $   77,447,128
Noninterest income                13,213,656     15,640,862      2,782,500       31,637,018
Depreciation and amortization        324,938        404,384          1,229          730,551
Segment profit                    18,869,902     17,150,037     26,273,128       62,293,067
Segment assets                   721,936,005    313,730,365    812,113,123    1,847,779,493

Year Ended December 31, 2003
----------------------------
Net interest income             $ 35,487,523   $ 16,365,324   $ 21,408,591   $   73,261,438
Noninterest income                12,468,121     14,944,227      1,806,010       29,218,358
Depreciation and amortization        232,527        317,086             --          549,613
Segment profit                    20,534,329     15,718,397     22,692,790       58,945,516
Segment assets                   740,746,556    209,425,056    790,327,841    1,740,499,453

The  following  table  sets  forth   reconciliations  of  net  interest  income,
noninterest income, profits and assets for reportable operating segments to the Company's consolidated totals:

Years Ended December 31,                          2005               2004             2003
-------------------------------------------------------------------------------------------------
Net interest income:
   Total for reportable operating segments   $    83,011,994   $    77,447,128   $    73,261,438
   Other[l]                                          922,457           768,438           730,199
                                             ----------------------------------------------------
Consolidated net interest income             $    83,934,451   $    78,215,566   $    73,991,637
                                             ====================================================

Noninterest income:
   Total for reportable operating segments   $    31,969,927   $    31,637,018   $    29,218,358
   Other[l]                                        2,583,543         3,080,677         3,459,593
                                             ----------------------------------------------------
Consolidated noninterest income              $    34,553,470   $    34,717,695   $    32,677,951
                                             ====================================================
Profit:

   Total for reportable operating segments   $    63,353,540   $    62,293,067   $    58,945,516
   Other[l]                                      (25,740,002)      (24,937,459)      (20,290,905)
                                             ----------------------------------------------------
Consolidated income before income taxes      $    37,613,538   $    37,355,608   $    38,654,611
                                             ====================================================
Assets:

   Total for reportable operating segments   $ 2,026,228,347   $ 1,847,779,493   $ 1,740,499,453
   Other[l]                                       29,814,139        23,332,269        19,324,804
                                             ----------------------------------------------------
Consolidated assets                          $ 2,056,042,486   $ 1,871,111,762   $ 1,759,824,257
                                             ====================================================

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

NOTE 22.

PARENT COMPANY

CONDENSED BALANCE SHEETS

December 31,                                            2005          2004
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks
   Banking subsidiary                               $  8,701,981   $ 10,463,497
   Other banks                                            34,980         25,000
Interest-bearing deposits--banking subsidiary            641,990        390,309
Investment in subsidiaries
   Banking subsidiary
   (including goodwill of $21,158,440)               139,087,242    137,265,560
   Other subsidiaries                                  6,698,677      6,180,911
Due from subsidiaries
   Other subsidiaries                                 66,318,091     54,002,677
Other assets                                           6,200,796      5,632,504
                                                    ----------------------------
                                                    $227,683,757   $213,960,458
                                                    ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper                                    $ 38,191,016   $ 25,991,038
Due to subsidiaries
   Other subsidiaries                                    994,937        993,228
Accrued expenses and other liabilities                15,136,244     12,498,599
Junior subordinated debt (see Note 9)                 25,774,000     25,774,000
Shareholders' equity                                 147,587,560    148,703,593
                                                    ----------------------------
                                                    $227,683,757   $213,960,458
                                                    ============================

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,                 2005           2004            2003
--------------------------------------------------------------------------------
INCOME
Dividends and interest from
   Banking subsidiary                $ 22,588,819   $ 20,086,143   $ 10,063,062
   Other subsidiaries                   1,270,190        434,499        630,686
Other income                               24,050          2,422         71,879
                                     -------------------------------------------
      Total income                     23,883,059     20,523,064     10,765,627
                                     -------------------------------------------
EXPENSE

Interest expense                        3,138,978      2,511,309      2,409,339
Other expenses                          4,865,828      2,413,799      2,361,701
                                     -------------------------------------------
   Total expense                        8,004,806      4,925,108      4,771,040
                                     -------------------------------------------
Income before income taxes
   and equity in undistributed
   net income of subsidiaries          15,878,253     15,597,956      5,994,587
Benefit for income taxes               (2,982,742)    (2,039,767)    (1,790,670)
                                     -------------------------------------------
                                       18,860,995     17,637,723      7,785,257
Equity in undistributed net
 income of
  Banking subsidiary                    4,648,066      6,836,107     15,775,343
  Other subsidiaries                      517,764        130,243        342,645
                                     -------------------------------------------
Net income                           $ 24,026,825   $ 24,604,073   $ 23,903,245
                                     ===========================================

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                     2005           2004           2003
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                            $ 24,026,825   $ 24,604,073   $ 23,903,245
   Adjustments to reconcile net income to
   net cash provided by
      (used in) operating activities:
         Amortization of unearned compensation                                269,205        603,764        978,950
         Increase (Decrease) in accrued expenses and other liabilities      2,637,645        (78,139)     3,037,735
         Increase (Decrease) in due to subsidiaries, net                        1,709            974       (676,989)
         (Increase) Decrease in due from subsidiaries, net                (12,315,414)   (15,654,499)     3,608,472
         Equity in undistributed net income of subsidiaries                (5,165,830)    (6,966,350)   (16,117,988)
         (Increase) Decrease in other assets                                 (568,292)       348,922     (3,564,111)
         Other, net                                                          (719,643)    (2,038,019)      (285,122)
                                                                         -------------------------------------------
            Net cash provided by operating activities                       8,166,205        820,726     10,884,192
                                                                         -------------------------------------------
INVESTING ACTIVITIES
   Net (increase) decrease in interest-bearing deposits -- banking
      subsidiary                                                             (251,681)     7,141,314     17,135,104
   Capital contributed to subsidiaries                                             --             --        (50,000)
                                                                         -------------------------------------------
            Net cash (used in) provided by investing activities              (251,681)     7,141,314     17,085,104
                                                                         -------------------------------------------
FINANCING ACTIVITIES
   Net increase (decrease) in commercial paper                             12,199,978     (2,808,017)      (519,865)
   Cash dividends paid on preferred and common shares                     (14,035,197)   (12,106,022)   (10,235,334)
   Proceeds from exercise of stock options                                  2,701,565      4,334,474      1,973,762
   Purchase of treasury shares                                            (10,507,293)    (8,310,004)      (256,007)
   Decrease in other short-term borrowings                                         --             --       (350,000)
   Cash paid in lieu of fractional shares in connection with stock
      dividend/split                                                          (25,113)       (26,036)       (32,358)
                                                                         -------------------------------------------
            Net cash used in financing activities                          (9,666,060)   (18,915,605)    (9,419,802)
                                                                         -------------------------------------------
Net (decrease) increase in cash and due from banks                         (1,751,536)   (10,953,565)    18,549,494
Cash and due from banks -- beginning of year                               10,488,497     21,442,062      2,892,568
                                                                         -------------------------------------------
Cash and due from banks -- end of year                                   $  8,736,961   $ 10,488,497   $ 21,442,062
                                                                         ===========================================
Supplemental disclosure of cash flow information:

   Interest paid                                                         $  3,057,648   $  2,508,928   $  2,415,336
   Income taxes paid                                                       15,305,000     11,435,000     12,006,594

NOTE 23.

COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $4,104,536, $3,325,473 and $3,642,155 for the years ended December 31, 2005, 2004 and 2003, respectively, which are net of rental income for a sublease of $177,303, $172,930 and $149,600 for the years ended December 31, 2005, 2004 and 2003, respectively.

The  future   minimum   rental   commitments  as  of  December  31,  2005  under
noncancelable leases follow:

                                                                      Rental
Year(s)                                                            Commitments
-------------------------------------------------------------------------------
2006                                                               $  3,449,969
2007                                                                  3,399,260
2008                                                                  3,405,125
2009                                                                  3,052,587
2010 and thereafter                                                  12,992,217
                                                                   ------------
Total                                                              $ 26,299,158
                                                                   ============

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

Loan commitments, substantially all of which have an original maturity of one year or less, were approximately $50,059,000 as of December 31, 2005. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FIN No. 45, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2005, these commitments totaled $26,715,768 of which $15,066,251 expire within one year and $11,649,617 within two years. Approximately 71% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2005 ranged from 0% to 100%; the average amount collateralized was approximately 86%.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

NOTE 24.

QUARTERLY DATA (UNAUDITED)

2005 Quarter                                 Mar 31       Jun 30       Sept 30       Dec 31
---------------------------------------------------------------------------------------------
Total interest income                     $26,204,326  $ 27,805,697  $29,234,054  $29,799,717
Total interest expense                      5,702,046     6,740,379    7,881,261    8,785,657
Net interest income                        20,502,280    21,065,318   21,352,793   21,014,060
Provision for loan losses                   2,648,500     2,005,500    2,508,000    2,502,000
Net securities gains                          196,680            --           --      140,777
Noninterest income, excluding securities
   gains                                    7,799,520     9,313,554    9,352,599    7,750,340
Noninterest expenses                       16,976,428    18,190,666   18,065,223   17,978,066
Income before income taxes                  8,873,552    10,182,706   10,132,169    8,425,111
Net income                                  5,766,723     6,056,153    6,273,949    5,930,000
Earnings per average common share:
   Basic                                          .30           .32          .32          .31
   Diluted                                        .29           .31          .31          .31
Common stock closing price:
   High                                        27.086        23.495       22.276       21.619
   Low                                         22.238        19.952       19.286       18.343
   Quarter-end                                 23.114        20.333       21.438       19.730

2004 Quarter                                 Mar 31       Jun 30       Sept 30       Dec 31
---------------------------------------------------------------------------------------------
Total interest income                     $23,534,674  $ 23,552,184  $24,812,419  $25,900,147
Total interest expense                      4,539,315     4,518,928    5,049,666    5,475,949
Net interest income                        18,995,359    19,033,256   19,762,753   20,424,198
Provision for loan losses                   2,426,500     2,470,500    2,338,500    2,729,500
Net securities gains                          536,304       148,500      285,918      285,648
Noninterest income, excluding securities
   gains                                    7,687,805     8,398,106    8,888,910    8,486,504
Noninterest expenses                       15,949,230    16,191,237   16,493,583   16,978,603
Income before income taxes                  8,843,738     8,918,125   10,105,498    9,488,247
Net income                                  5,206,934     6,564,601    6,550,174    6,282,364
Earnings per average common share:
   Basic                                          .27           .34          .35          .33
   Diluted                                        .26           .33          .32          .32
Common stock closing price:
   High                                        24.921        23.897       23.294       26.905
   Low                                          21.50        21.135       19.968       21.452
   Quarter-end                                 23.135        21.921       21.468       26.905

NOTE 25.

SUBSEQUENT EVENT

On March 14, 2006, the Company resolved certain state tax issues for tax years 1998-2004. As a result of this resolution, the Company expects to reduce its existing tax reserves by approximately $1.7 million through the provision for income taxes for the first quarter of 2006.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[KPMG LOGO]

The Shareholders and Board of Directors
Sterling Bancorp:

We have audited the accompanying consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, and the financial position of Sterling National Bank and subsidiaries as of December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling Bancorp and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 15, 2006

                                     PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of  disclosure  controls and  procedures

As required under the Securities Exchange Act of 1934, the Company's management, with the participation of the Company's principal executive and principal financial officers, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effective-ness may vary over time. Accordingly, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changed conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, the Company's management concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, as stated in their report, which is included below.

(c) Report of independent registered public accounting firm

The Shareholders and Board of Directors
Sterling Bancorp:

We have audited management's assessment, included in the accompanying Management's annual report on internal control over financial reporting (Item 9A(b)), that Sterling Bancorp and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of inter-nal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2005 and 2004, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 15, 2006

(d) Changes in internal control over financial reporting

No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 17 at the end of Part I of this report. The other information required by Item 10 will be in the parent company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2005 and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be in the parent company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2005 and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information appearing in Notes 14 and 15 of the Company's consolidated financial statements beginning on page 60.

The following table provides information as of December 31, 2005, regarding securities issued to all of the Company's employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2005, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                          Number of Securities
                                                                                                           Remaining Available
                                                            Number of Securities                        for Future Issuance under
                                                                to be Issued        Weighted Average        Equity Compensation
                                                              upon Exercise of      Exercise Price of         Plans (excluding
                                                            Outstanding Options,  Outstanding Options,     securities reflected
                                                             Warrants and Rights   Warrants and Rights        in column (a))
Plan Category                                                       (a)                   (b)                     (c)
---------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans approved by security holders            1,930,551(1)          $  11.99(1)             504,287(1)
Equity Compensation Plans not approved by security holders               --                   --                     --
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                             1,930,551             $  11.99                504,287
=================================================================================================================================

[1] Adjusted to reflect the 5% stock dividend effected on December 12, 2005.

The other information required by Item 12 will be in the parent company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2005 and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be in the parent company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2005 and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be in the parent company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2005 and is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The documents filed as a part of this report are listed below:

1.    Financial Statements

      Sterling Bancorp
      Consolidated  Balance Sheets as of December 31, 2005 and 2004

      Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

      Consolidated   Statements  of  Comprehensive  Income for the  Years  Ended
      December 31, 2005, 2004 and 2003

      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

      Sterling National Bank
      Consolidated Statements of Condition as of December 31, 2005 and 2004

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

      4.    (a)   Pursuant  to  Regulation  S-K,  Item  601(b) (4) (iii)(A),  no
                  instrument which defines the rights of holders of long-term debt of the Registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

            (b) Shareholder Protection Rights Agreement, dated as of May 21, 1998, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 4.1 to the Registrant's Form 8-A dated June 15, 1998 and incorporated herein by reference).

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

       (iii)(E)   Amendments to Employment  Agreements  dated March 15, 2006:

                  (a) For Louis J. Cappelli

                  (b) For John C. Millman.

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

                                STERLING BANCORP

                              /s/ Louis J. Cappelli
             -------------------------------------------------------
             Louis J. Cappelli, Chairman and Chief Executive Officer
                          (Principal Executive Officer)

                                 March 15, 2006
                                  -------------
                                      Date

                              /s/ John W. Tietjen
                  --------------------------------------------
                    John W. Tietjen, Executive Vice President
                  (Principal Financial and Accounting Officer)

                                 March 15, 2006
                                 --------------
                                      Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 15, 2006                                  /s/ Louis J. Cappelli
---------------                     --------------------------------------------
    (Date)                                        Louis J. Cappelli
                                               Director, Chairman and
                                               Chief Executive Officer
                                            (Principal Executive Officer)

March 15, 2006                                  /s/ John. W. Tietjen
---------------                     --------------------------------------------
    (Date)                                        John. W. Tietjen
                                              Executive Vice President
                                    (Principal Financial and Accounting Officer)

March 15, 2006                                   /s/ John C. Millman
---------------                     --------------------------------------------
    (Date)                                         John C. Millman
                                                      Director

March 15, 2006                                  /s/ Joseph M. Adamko
---------------                     --------------------------------------------
    (Date)                                        Joseph M. Adamko
                                                      Director

March 15, 2006                                  /s/ Walter Feldesman
---------------                     --------------------------------------------
    (Date)                                        Walter Feldesman
                                                      Director

March 15, 2006                                 /s/ Henry J. Humphreys
---------------                     --------------------------------------------
    (Date)                                       Henry J. Humphreys
                                                      Director

March 15, 2006                                 /s/ Eugene T. Rossides
---------------                     --------------------------------------------
    (Date)                                       Eugene T. Rossides
                                                      Director