Form 10-Q
period 2006-03-31
STERLING BANCORP
filed 2006-05-10
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐                               Accelerated Filer ☒                               Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

As of April 30, 2006 there were 18,779,551 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$53,311,689	$69,148,683
Interest-bearing deposits with other banks	1,646,956	1,212,227

Securities available for sale (at estimated fair value; pledged: $116,110,512 in 2006 and $111,233,053 in 2005)	170,963,779	201,259,112
Securities held to maturity (pledged: $307,564,946 in 2006 and $301,246,338 in 2005) (estimated fair value: $482,433,984 in 2006 and $504,514,084 in 2005)	497,166,317	514,039,476

Total investment securities	668,130,096	715,298,588

Loans held for sale	36,920,902	40,977,538

Loans held in portfolio, net of unearned discounts	1,088,347,398	1,128,799,286
Less allowance for loan losses	16,405,193	16,517,330

Loans, net	1,071,942,205	1,112,281,956

Customers’ liability under acceptances	159,870	589,667
Excess cost over equity in net assets of the banking subsidiary	21,158,440	21,158,440
Premises and equipment, net	10,695,606	10,903,870
Other real estate	1,298,346	859,541
Accrued interest receivable	5,641,011	6,116,107
Bank owned life insurance	27,184,635	26,964,575
Other assets	47,880,952	50,531,294

	$1,945,970,708	$2,056,042,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$483,001,128	$510,883,966
Savings, NOW and money market deposits	404,914,020	436,173,517
Time deposits	525,092,399	501,268,657

Total deposits	1,413,007,547	1,448,326,140

Securities sold under agreements to repurchase - customers	63,179,113	61,067,073
Securities sold under agreements to repurchase - dealers	68,592,000	88,729,000
Federal funds purchased	—	55,000,000
Commercial paper	43,092,355	38,191,016
Short-term borrowings - FHLB	55,900,000	35,000,000
Short-term borrowings - other	103,893	3,851,246
Long-term borrowings - FHLB	50,000,000	60,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	306,641,361	367,612,335

Acceptances outstanding	159,870	589,667
Accrued expenses and other liabilities	77,834,684	91,926,784

Total liabilities	1,797,643,462	1,908,454,926

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,085,665 and 21,066,916 shares, respectively	21,085,665	21,066,916
Capital surplus	166,848,562	166,313,566
Retained earnings	23,617,104	20,739,352
Accumulated other comprehensive loss, net of tax	(6,212,117)	(5,229,620)

	205,339,214	202,890,214
Less
Common shares in treasury at cost, 2,320,242 and 2,231,442 shares, respectively	57,011,968	55,280,647
Unearned compensation	—	22,007

Total shareholders’ equity	148,327,246	147,587,560

	$1,945,970,708	$2,056,042,486

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

INTEREST INCOME
Loans	$22,025,242	$18,376,415
Investment securities
Available for sale	2,201,786	2,501,644
Held to maturity	5,743,474	5,210,223
Federal funds sold	39,985	109,861
Deposits with other banks	30,081	6,183

Total interest income	30,040,568	26,204,326

INTEREST EXPENSE
Deposits
Savings, NOW and money market	1,782,920	629,257
Time	4,460,851	2,822,338
Securities sold under agreements to repurchase
- customers	694,848	337,035
- dealers	983,988	248,612
Federal funds purchased	135,140	20,782
Commercial paper	404,601	160,066
Short-term borrowings - FHLB	193,168	—
Short-term borrowings - other	10,412	5,003
Long-term borrowings - FHLB	586,351	955,516
Long-term borrowings - subordinated debt	523,438	523,437

Total interest expense	9,775,717	5,702,046

Net interest income	20,264,851	20,502,280
Provision for loan losses	2,565,000	2,648,500

Net interest income after provision for loan losses	17,699,851	17,853,780

NONINTEREST INCOME
Customer related service charges and fees	3,640,089	3,401,184
Mortgage banking income	2,216,552	3,875,847
Trust fees	151,722	172,278
Bank owned life insurance income	220,060	250,014
Securities (losses) /gains	(459,497)	196,680
Other income	113,585	100,197

Total noninterest income	5,882,511	7,996,200

NONINTEREST EXPENSES
Salaries	8,305,809	8,156,603
Employee benefits	2,956,607	1,750,205

Total personnel expense	11,262,416	9,906,808
Occupancy and equipment expenses, net	2,316,168	2,078,840
Advertising and marketing	1,034,198	1,116,323
Professional fees	1,923,740	1,531,179
Communications	431,714	383,281
Other expenses	2,399,586	1,959,997

Total noninterest expenses	19,367,822	16,976,428

Income before income taxes	4,214,540	8,873,552
Provision for income taxes	(2,225,593)	3,106,829

Net income	$6,440,133	$5,766,723

Average number of common shares outstanding
Basic	18,783,299	19,163,777
Diluted	19,345,614	19,820,240
Earnings per average common share
Basic	$0.34	$0.30
Diluted	0.33	0.29
Dividends per common share	0.19	0.18

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net Income	$6,440,133	$5,766,723

Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	(1,234,347)	(2,236,146)

Reclassification adjustment for losses /(gains) included in net income	251,850	(106,404)

Comprehensive income	$5,457,636	$3,424,173

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Common Stock
Balance at January 1	$21,066,916	$19,880,521
Common shares issued under stock incentive plan	18,749	64,487

Balance at March 31	$21,085,665	$19,945,008

Capital Surplus
Balance at January 1	$166,313,566	$145,310,745
Common shares issued under stock incentive plan and related tax benefits	534,996	952,292

Balance at March 31	$166,848,562	$146,263,037

Retained Earnings
Balance at January 1	$20,739,352	$28,664,568
Net Income	6,440,133	5,766,723
Cash dividends paid - common shares	(3,562,381)	(3,458,540)

Balance at March 31	$23,617,104	$30,972,751

Accumulated Other Comprehensive Income
Balance at January 1	$(5,229,620)	$(1,921,060)

Unrealized holding losses arising during the period:
Before tax	(2,040,054)	(4,133,362)
Tax effect	805,707	1,897,216

Net of tax	(1,234,347)	(2,236,146)

Reclassification adjustment for losses/(gains) included in net income:
Before tax	459,497	(196,680)
Tax effect	(207,647)	90,276

Net of tax	251,850	(106,404)

Balance at March 31	$(6,212,117)	$(4,263,610)

Treasury Stock
Balance at January 1	$(55,280,647)	$(42,939,969)
Purchase of common shares	(1,525,999)	—
Surrender of shares issued under incentive compensation plan	(205,322)	(249,038)

Balance at March 31	$(57,011,968)	$(43,189,007)

Unearned Compensation
Balance at January 1	$(22,007)	$(291,212)
Amortization of unearned compensation	22,007	71,169

Balance at March 31	$—	$(220,043)

Total Shareholders’ Equity
Balance at January 1	$147,587,560	$148,703,593
Net changes during the period	739,686	804,543

Balance at March 31	$148,327,246	$149,508,136

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Operating Activities
Net Income	$6,440,133	$5,766,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,565,000	2,648,500
Depreciation and amortization of premises and equipment	523,763	454,454
Securities losses (gains)	459,497	(196,680)
Income from bank owned life insurance	(220,060)	(250,014)
Deferred income tax provision (benefit)	2,066,068	(189,692)
Proceeds from sale of loans	149,510,690	140,503,978
Gains on sales of loans, net	(2,216,552)	(3,875,847)
Originations of loans held for sale	(143,237,502)	(126,184,313)
Amortization of unearned compensation	22,007	71,169
Amortization of premiums on securities	166,781	266,241
Accretion of discounts on securities	(108,547)	(148,267)
Decrease (Increase) in accrued interest receivable	475,096	(382,324)
Decrease in accrued expenses and other liabilities	(14,092,100)	(10,624,338)
Decrease (Increase) in other assets	1,222,432	(2,415,307)
Other, net	111,857	(636,733)

Net cash provided by operating activities	3,688,563	4,807,550

Investing Activities
Purchase of premises and equipment	(315,499)	(506,702)
Net increase in interest-bearing deposits with other banks	(434,729)	(2,759,760)
Net increase in Federal funds sold	—	(35,000,000)
Net decrease in loans held in portfolio	37,774,751	43,483,901
(Increase) Decrease in other real estate	(438,805)	232,238
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	16,953,372	22,878,255
Purchases of securities - held to maturity	(115,870)	(63,978,499)
Proceeds from sales of securities - available for sale	24,538,500	2,932,250
Proceeds from prepayments, redemptions or maturities of securities - available for sale	7,130,721	16,658,176
Purchases of securities - available for sale	(3,506,991)	(8,361,260)

Net cash provided by (used in) investing activities	81,585,450	(24,421,401)

Financing Activities
Net (decrease) increase in deposits	(35,318,593)	44,731,374
Net decrease in borrowings	(60,970,974)	(4,949,461)
Purchase of treasury stock	(1,525,999)	—
Proceeds from exercise of stock options	266,940	1,016,779
Cash dividends paid on common stock	(3,562,381)	(3,458,540)

Net cash (used in) provided by financing activities	(101,111,007)	37,340,152

Net (decrease) increase in cash and due from banks	(15,836,994)	17,726,301
Cash and due from banks - beginning of period	69,148,683	48,842,418

Cash and due from banks - end of period	$53,311,689	$66,568,719

Supplemental disclosures:
Interest paid	$10,079,286	$5,584,920
Income taxes paid	1,767,655	7,756,600

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.

The consolidated financial statements include the accounts of Sterling Bancorp (the “parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of material intercompany transactions. The term the “Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2006 and 2005 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company effected a 5% stock dividend on December 12, 2005. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

2.

At March 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 1 and Note 14 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation plans.

Three Months Ended March 31,	2005

Net income available for common shareholders	$5,766,723
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61,395)

Pro forma, net income	$5,705,328

Earnings per average common share:
Basic- as reported	$0.30
Basic- pro forma	0.30
Diluted- as reported	0.29
Diluted- pro forma	0.29

As of January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which among other provisions, eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement for awards expected to be vested based on their fair values on the measurement date, which is generally the date of the grant. There are no outstanding stock-based awards for which compensation expense would have been recognized under the provisions of SFAS No. 123R.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

3.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31,

	2006	2005

Loans held for sale
Real estate-residential mortgage	$36,920,902	$26,614,855

Loans held in portfolio
Commercial and industrial	$597,143,536	$556,229,669
Lease financing	236,788,980	186,476,009
Real estate-residential mortgage	144,790,296	126,004,021
Real estate-commercial mortgage	109,719,611	115,513,907
Real estate-construction	2,309,103	2,313,541
Installment	14,189,315	13,372,051
Loans to depository institutions	15,000,000	—

Loans held in portfolio, gross	1,119,940,841	999,909,198
Less unearned discounts	31,593,443	23,301,243

Loans held in portfolio, net of unearned discounts	$1,088,347,398	$976,607,955

4.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2006 year-to-date average interest-earning assets were 60.4% loans (corporate lending was 40.6% and real estate lending was 17.4% of total loans, respectively) and 39.3% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 67% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments for the three-month periods ended March 31, 2006 and 2005:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended March 31, 2006
Net interest income	$9,981,955	$5,424,633	$4,586,401	$19,992,989
Noninterest income	3,249,126	2,315,471	(161,649)	5,402,948
Depreciation and amortization	107,190	100,731	614	208,535
Segment income before taxes	4,751,320	2,923,638	4,294,289	11,969,247
Segment assets	802,879,075	342,949,424	770,803,911	1,916,632,410

Three Months Ended March 31, 2005
Net interest income	$9,715,366	$4,854,012	$5,719,571	$20,288,949
Noninterest income	2,963,485	3,937,645	524,293	7,425,423
Depreciation and amortization	92,809	88,960	606	182,375
Segment income before taxes	4,891,636	5,099,503	6,073,417	16,064,556
Segment assets	704,110,583	317,412,358	857,394,953	1,878,917,894

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended March 31,

	2006	2005

Net interest income:
Total for reportable operating segments	$19,992,989	$20,288,949
Other [1]	271,862	213,331

Consolidated net interest income	$20,264,851	$20,502,280

Noninterest income:
Total for reportable operating segments	$5,402,948	$7,425,423
Other [1]	479,563	570,777

Consolidated noninterest income	$5,882,511	$7,996,200

Income before taxes:
Total for reportable operating segments	$11,969,247	$16,064,556
Other [1]	(7,754,707)	(7,191,004)

Consolidated income before income taxes	$4,214,540	$8,873,552

Assets:
Total for reportable operating segments	$1,916,632,410	$1,878,917,894
Other [1]	29,338,298	22,334,362

Consolidated assets	$1,945,970,708	$1,901,252,256

          [1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

5.	The following information is provided in connection with the sales of available for sale securities:

Three Months Ended March 31,	2006	2005

Proceeds	$24,538,500	$2,932,250

Gross Gains	—	196,680

Gross Losses	459,497	—

6.	The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan:

Three Months Ended March 31,	2006	2005

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$467,499	$403,843
Interest cost	616,900	509,493
Expected return on plan assets	(542,976)	(442,549)
Amortization of prior service cost	19,691	19,116
Recognized actuarial loss	336,918	207,354

Net periodic benefit cost	$898,032	$697,257

The Company previously disclosed in its financial statements for the year ended December 31,2005, that it expected to contribute approximately $1,000,000 to the defined benefit pension plan in 2006. No contribution has been made as of March 31, 2006.

7.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company is still in the process of analyzing the impact of SFAS No. 155 on its financial statements.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets or servicing liabilities. This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company is still in the process of analyzing the impact of SFAS No. 156 on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank (the “bank”). Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend effected on December 12, 2005.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration, and investment management services. The Company has operations in the metropolitan New York area, New Jersey, Virginia and North Carolina and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the metropolitan New York area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the three months ended March 31, 2006, the bank’s average earning assets represented approximately 96.3% of the Company’s average earning assets. Loans represented 58.9% and investment securities represented 40.8% of the bank’s average earning assets for the first quarter of 2006.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on Page 23. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 22.

Comparison of the Three Months Ended March 31, 2006 and 2005

The Company reported net income for the three months ended March 31, 2006 of $6.4 million, representing $0.33 per share, calculated on a diluted basis, compared to $5.8 million, or $0.29 per share calculated on a diluted basis, for the first quarter of 2005. This increase reflects a lower provision for income taxes and higher interest income which were partially offset by increases in interest and noninterest expenses coupled with a decrease in noninterest income.

Net Interest Income

Net interest income on a tax-equivalent basis, was $20.5 million for the first quarter of 2006 compared to $20.7 million for the 2005 period, due to higher rates paid on interest-bearing deposit balances and borrowings partially offset by higher earning assets outstanding coupled with higher average yield on loans. The net interest margin, on a tax-equivalent basis, was 4.58% for the first three months of 2006 compared to 4.91% for the 2005 period. The decrease in the net interest margin was primarily the result of the impact of the flattening of the yield curve, the higher interest rate environment in 2006, and minimal growth of noninterest-bearing demand deposits partially offset by the impact of higher average loan outstandings.

Total interest income, on a tax-equivalent basis, aggregated $30.2 million for the first three months of 2006, up from $26.4 million for the 2005 period. The tax-equivalent yield on interest-earning assets was 6.85% for the first quarter of 2006 compared to 6.32% for the 2005 period.

Interest earned on the loan portfolio amounted to $22.0 million for the first three months of 2006, up $3.6 million from a year ago. Average loan balances amounted to $1,089.5 million, an increase of $96.5 million from an average of $993.0 million in the prior year period. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $1.9 million of the $3.6 million increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 8.42% for the first quarter of 2006 from 7.72% for the 2005 period was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2006.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $8.2 million for the first quarter of 2006 from $7.9 million in the prior year period. Average outstandings increased to $708.7 million (39.3% of average earning assets) for the first quarter of 2006 from $692.6 million (40.6% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.6 years at March 31, 2006 compared to 4.3 years at March 31, 2005, reflecting the impact of purchases primarily during the second and fourth quarters of 2005. In addition, approximately $25,000,000 of Federal Home Loan Bank and Federal Farm Credit Bank securities with an average life of less than one year and a weighted average yield of less than 3.00% were sold during the 2006 quarter providing funding for the acquisition of higher yielding loans.

Total interest expense increased by $4.1 million for the first three months of 2006 from $5.7 million for the 2005 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits and for borrowed funds.

Interest expense on deposits increased to $6.2 million for the first quarter of 2006 from $3.5 million for the 2005 period due to an increase in average balances, primarily for NOW, money market and time deposits, coupled with an increase in the cost of those funds. Average interest-bearing deposit balances increased to $975.8 million for the first quarter of 2006 from $894.2 million in the 2005 period primarily as a result of the Company’s branching initiatives and other business development activities. Average rate paid on interest-bearing deposits was 2.60% which was 103 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2006.

Interest expense on borrowings increased to $3.5 million for the first quarter of 2006 from $2.3 million for the 2005 period due to an increase in the cost of those funds coupled with higher average balances. The average rate paid in borrowings was 4.51% which was 135 basis points higher than the prior year period. The increase in average cost of borrowings reflects the higher interest rate environment during 2006. Average borrowing balances increased to $316.8 million for the first quarter of 2006 from $286.5 million on the 2005 period.

Noninterest Income

Noninterest income decreased to $5.9 million for the first quarter of 2006 from $8.0 million in the 2005 period, primarily due to lower mortgage banking income and higher losses on sales of available for sale securities. Partially offsetting these decreases were higher customer related service charges and fees for deposit services. Despite an increase of 5.4% in residential loan volume closed in the first quarter, the Company’s mortgage banking income continued to show the impact of yield compression in the secondary mortgage market.

Noninterest Expenses

Noninterest expenses increased $2.4 million for the first quarter of 2006 when compared to the 2005 period. The increase was primarily due to higher employee benefit expenses, primarily due to timing differences in connection with insurance costs and payroll taxes, and higher professional fees related to compliance efforts.

Provision for Income Taxes

The provision for income taxes decreased by $5.3 million to a credit of $2.2 million for the first quarter of 2006 from an expense of $3.1 million for the 2005 period. The decrease was due to a $3.7 million reversal of reserves for state and local taxes, net of federal tax effect, as the result of the resolution of certain state tax issues and to the lower level of pre-tax income.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of mortgage-backed securities of U.S. government corporations and government sponsored enterprises, and obligations of state and political institutions, along with other debt and equity securities. At March 31, 2006, the Company’s portfolio of securities totaled $668.1 million, of which mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and government sponsored enterprises having an average life of approximately 5.0 years amounted to $583.0 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $0.7 million and $15.4 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and thus believes that any market value impairment is temporary. “Available for sale” securities included gross unrealized gains of $0.4 million and gross unrealized losses of $6.2 million.

The following table presents information regarding securities available for sale:

March 31, 2006	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Corporation)	$9,089,388	$—	$638,923	$8,450,465
CMOs (Federal Home Loan Mortgage Company)	23,568,021	—	1,386,908	22,181,113
Federal National Mortgage Association	50,736,546	27,528	1,928,035	48,836,039
Federal Home Loan Mortgage Company	49,026,196	6,797	1,989,048	47,043,945
Government National Mortgage Association	5,160,277	147,164	5,896	5,301,545

Total mortgage-backed securities	137,580,428	181,489	5,948,810	131,813,107
Obligations of state and political institutions	31,317,496	186,324	248,832	31,254,988
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	6,440,800	—	—	6,440,800
Other securities	304,442	19,742	—	324,184

Total	$176,773,866	$387,555	$6,197,642	$170,963,779

The following table presents information regarding securities held to maturity:

		Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Market
March 31, 2006	Value	Gains	Losses	Value

Mortgage-backed securities
CMOs (Federal National Mortgage Corporation)	$13,800,082	$—	$669,391	$13,130,691
CMOs (Federal Home Loan Mortgage Company)	24,862,038	—	1,287,469	23,574,569
Federal National Mortgage Association	239,315,098	306,693	6,909,426	232,712,365
Federal Home Loan Mortgage Company	160,288,248	90,032	5,818,858	154,559,422
Government National Mortgage Association	12,916,220	301,468	885	13,216,803

Total mortgage-backed securities	451,181,686	698,193	14,686,029	437,193,850
Federal Home Loan Bank	24,984,631	—	303,382	24,681,249
Federal Farm Credit Bank	20,000,000	—	437,500	19,562,500

Total obligations of U.S. government corporations and agencies	496,166,317	698,193	15,426,911	481,437,599
Debt securities issued by foreign governments	1,000,000	—	3,615	996,385

Total	$497,166,317	$698,193	$15,430,526	$482,433,984

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

The Company’s commercial and industrial loan portfolio represents approximately 53% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 26% of all loans, is secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 18% of all loans. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31,

	2006		2005

	($ in thousands)
		% of		% of
	Balances	Total	Balances	Total

Domestic
Commercial and industrial	$596,729	53.0%	$555,981	55.5%
Equipment lease financing	205,610	18.3	163,425	16.3
Real estate - residential mortgage	181,711	16.1	152,619	15.2
Real estate- commercial mortgage	109,720	9.8	115,514	11.5
Real estate - construction	2,309	0.2	2,314	0.2
Installment - individuals	14,189	1.3	13,370	1.3
Loans to depository institutions	15,000	1.3	—	—

Loans, net of unearned discounts	$1,125,268	100.0%	$1,003,223	100.0%

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company’s portfolio of loans may increase. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depend on current and expected economic conditions, the financial condition of borrowers, the realization of collateral, and the credit management process.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses includes, but is not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2006, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.51% and the allowance was $16.4 million. At such date, the Company’s nonaccrual loans amounted to $4.3 million; $0.4 million of such loans was judged to be impaired within the scope of SFAS No. 114. Loans 90 days past due and still accruing amounted to $0.9 million. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of March 31, 2006. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first quarter of 2006. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.0 million at March 31, 2006.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

          The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2006		2005

	($ in thousands)
		% of		% of
	Balances	Total	Balances	Total

Domestic
Demand	$483,001	34.2%	$468,714	33.7%
NOW	172,621	12.2	152,607	11.0
Savings	23,803	1.7	28,864	2.1
Money market	208,490	14.8	251,105	18.1
Time deposits	522,068	36.9	484,283	34.9

Total domestic deposits	1,409,983	99.8	1,385,573	99.8
Foreign
Time deposits	3,025	0.2	3,010	0.2

Total deposits	$1,413,008	100.0%	$1,388,583	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 22.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 24. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2006, the Company and the bank exceeded the requirements for “well capitalized” institutions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended March 31,
(Unaudited)

(dollars in thousands)

	2006			2005

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$3,045	$30	2.47%	$2,380	$6	1.05%

Securities available for sale	170,540	1,886	4.44	204,234	2,214	4.34
Securities held to maturity	506,443	5,744	4.54	461,968	5,210	4.51
Securities tax-exempt [2]	31,716	520	6.64	26,432	470	7.21

Total investment securities	708,699	8,150	4.61	692,634	7,894	4.56
Federal funds sold	3,611	40	4.43	18,556	110	2.37
Loans, net of unearned discounts [3]	1,089,505	22,025	8.42	993,046	18,376	7.72

TOTAL INTEREST-EARNING ASSETS	1,804,860	30,245	6.85%	1,706,616	26,386	6.32%

Cash and due from banks	65,277			64,038
Allowance for loan losses	(17,236)			(17,246)
Goodwill	21,158			21,158
Other assets	91,246			80,115

TOTAL ASSETS	$1,965,305			$1,854,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$25,697	26	0.41%	$29,034	25	0.35%
NOW	182,512	735	1.63	142,205	194	0.55
Money market	241,796	1,022	1.71	226,516	410	0.73
Time	522,755	4,453	3.45	493,471	2,814	2.31
Foreign
Time	3,024	8	1.09	3,002	8	1.09

Total interest-bearing deposits	975,784	6,244	2.60	894,228	3,451	1.57

Borrowings
Securities sold under agreements to repurchase - customers	80,065	695	3.52	85,763	337	1.59
Securities sold under agreements to repurchase - dealers	86,818	984	4.60	38,461	249	2.62
Federal funds purchased	12,281	135	4.46	3,336	21	2.53
Commercial paper	42,141	405	3.89	35,603	160	1.82
Short-term borrowings - FHLB	16,946	193	4.62	—	—	—
Short-term borrowings - other	913	11	4.63	775	5	2.62
Long-term borrowings - FHLB	51,889	586	4.52	96,778	956	3.95
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38

Total borrowings	316,827	3,532	4.51	286,490	2,251	3.16

TOTAL INTEREST-BEARING LIABILITIES	1,292,611	9,776	3.07%	1,180,718	5,702	1.95%

Noninterest-bearing deposits	441,765			436,509
Other liabilities	86,963			89,909

Total liabilities	1,821,339			1,707,136

Shareholders’ equity	143,966			147,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,965,305			$1,854,681

Net interest income/spread		20,469	3.78%		20,684	4.37%

Net yield on interest-earning assets (margin)			4.58%			4.91%

Less: Tax equivalent adjustment		204			182

Net interest income		$20,265			$20,502

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/ (Decrease) Three Months Ended March 31, 2006 to March 31, 2005

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$5	$19	$24

Securities available for sale	(376)	48	(328)
Securities held to maturity	500	34	534
Securities tax-exempt	89	(39)	50

Total investment securities	213	43	256

Federal funds sold	(124)	54	(70)

Loans, net of unearned discounts [3]	1,887	1,762	3,649

TOTAL INTEREST INCOME	$1,981	$1,878	$3,859

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(3)	$4	$1
NOW	69	472	541
Money market	30	582	612
Time	176	1,463	1,639
Foreign
Time	—	—	—

Total interest-bearing deposits	272	2,521	2,793

Borrowings
Securities sold under agreements to repurchase - customers	(23)	381	358
Securities sold under agreements to repurchase - dealers	459	276	735
Federal funds purchased	89	25	114
Commercial paper	34	211	245
Short-term borrowings - FHLB	193	—	193
Short-term borrowings - other	1	5	6
Long-term borrowings - FHLB	(490)	120	(370)
Long-term borrowings - sub debt	—	—	—

Total borrowings	263	1,018	1,281

TOTAL INTEREST EXPENSE	$535	$3,539	$4,074

NET INTEREST INCOME	$1,446	$(1,661)	$(215)

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2006
Total Capital (to Risk Weighted Assets):
The Company	$174,190	13.78%	$101,130	8.00%	$126,413	10.00%
The bank	141,929	11.87	95,662	8.00	119,577	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	158,381	12.53	50,565	4.00	75,848	6.00
The bank	126,967	10.62	47,831	4.00	71,746	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	158,381	8.15	77,766	4.00	97,207	5.00
The bank	126,967	6.77	75,005	4.00	93,757	5.00

As of December 31, 2005
Total Capital (to Risk Weighted Assets):
The Company	$172,946	13.28%	$104,219	8.00%	$130,274	10.00%
The bank	135,307	10.99	98,520	8.00	123,150	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	156,659	12.03	52,110	4.00	78,165	6.00
The bank	119,910	9.74	49,260	4.00	73,890	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	156,659	7.96	78,680	4.00	98,350	5.00
The bank	119,910	6.33	75,722	4.00	94,653	5.00

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2006, presented on page 30, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of March 31, 2006, the Company was a party to two interest rate floor agreements with notional amounts of $50,000,000 each and maturities of September 14, 2007 and September 14, 2008, respectively. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At March 31, 2006, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $141,250. At March 31, 2006, there were no amounts receivable under these contracts. At March 31, 2005, the Company was not a party to any derivative contracts.

The interest rate floor agreements were not designated as hedges for accounting purposes and therefore changes in the fair values of the instruments are required to be recognized as income or expenses in the Company’s financial statements. At March 31, 2006 the aggregate fair value of the interest rate floors was $6,144 and $21,886 was charged to “Other Expenses.”

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2006, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.2% ($1.9 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 2.8% ($2.4 million) decline from an unchanged rate environment.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve shape could continue to adversely affect the Company’s results in 2006.

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

At March 31, 2006, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $43.1 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $30.7 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2006:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$75,774	$—	$35,774	$30,000	$10,000
Operating Leases	25,516	3,466	6,835	4,851	10,364

Total Contractual Cash Obligations	$101,290	$3,466	$42,609	$34,851	$20,364

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2006:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential loans	$26,635	$26,635	$—	$—	$—
Commercial Loans	32,974	17,323	15,149	502	—

Total Loans	59,609	43,958	15,149	502	—
Standby Letters of Credit	29,240	26,641	2,599	—	—
Other Commercial Commitments	15,052	14,914	—	—	138

Total Commercial Commitments	$103,901	$85,513	$17,748	$502	$138

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

STERLING BANCORP AND SUBSIDIARIES
Interest Rate Sensitivity

To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are classified based on the earliest repricing period. Amounts are presented in thousands. Based on the interest rate sensitivity analysis shown below, the Company’s net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates.

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$1,647	$—	$—	$—	$—	$1,647
Investment securities	6,342	35,547	99,137	519,208	7,896	668,130
Commercial and industrial loans	577,625	6,840	9,685	2,994	(415)	596,729
Equipment lease financing	3,637	8,021	207,362	17,768	(31,178)	205,610
Real estate-residential mortgage	45,057	4,879	103,395	28,380	—	181,711
Real estate-commercial mortgage	58,080	21,655	28,537	1,448	—	109,720
Real estate-construction loans	2,309	—	—	—	—	2,309
Installment-individuals	14,189	—	—	—	—	14,189
Loans to depository institutions	15,000	—	—	—	—	15,000
Noninterest-earning assets & allowance for loan losses	—	—	—	—	150,926	150,926

Total Assets	723,886	76,942	448,116	569,798	127,229	1,945,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	23,803	—	—	23,803
NOW [1]	—	—	172,621	—	—	172,621
Money market [1]	170,814	—	37,676	—	—	208,490
Time - domestic	203,965	254,222	63,881	—	—	522,068
- foreign	1,433	1,592	—	—	—	3,025
Securities sold under agreement to repurchase - customer	63,179	—	—	—	—	63,179
Securities sold under agreement to repurchase - dealer	68,592	—	—	—	—	68,592
Commercial paper	43,092	—	—	—	—	43,092
Short-term borrowings - FHLB	55,900	—	—	—	—	55,900
Short-term borrowings - other	104	—	—	—	—	104
Long-term borrowings - FHLB	—	—	40,000	10,000	—	50,000
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	709,323	709,323

Total Liabilities and Shareholders’ Equity	607,079	255,814	337,981	10,000	735,097	1,945,971

Net Interest Rate Sensitivity Gap	$116,807	$(178,872)	$110,135	$559,798	$(607,868)	$—

Cumulative Gap March 31, 2006	$116,807	$(62,065)	$48,070	$607,868	$—	$—

Cumulative Gap March 31, 2005	$130,636	$(23,842)	$70,744	$586,783	$—	$—

Cumulative Gap December 31, 2005	$37,715	$(51,516)	$82,734	$628,269	$—	$—

[1]

Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The following table discloses the Company’s repurchases of the Company’s common shares during the first quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2006	48,900	$19.42	48,900	363,319

February 1-28, 2006	—		—	363,319

March 1-31, 2006	—		—	363,319

Total	48,900		48,900

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

	(ii)	By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii)(A) to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

11.		Statement Re: Computation of Per Share Earnings.

31.1		Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).

31.2		Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).

32.		Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date May 10, 2006	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date May 10, 2006	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President
and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	36

31.1	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).	37

31.2	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a).	38

32	Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	39