Form 10-Q
period 2006-06-30
STERLING BANCORP
filed 2006-08-09
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

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

As of July 31, 2006 there were 18,712,072 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

SIGNATURES		41

EXHIBIT INDEX

Exhibit 11	Statement Re: Computation of Per Share Earnings	43

Exhibit 31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a)	44

Exhibit 31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a)	45

Exhibit 32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	46

Exhibit 32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	47

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Cash and due from banks	$83,340,064	$69,148,683
Interest-bearing deposits with other banks	1,155,614	1,212,227

Securities available for sale (at estimated fair value; pledged: $116,248,999 in 2006 and $111,233,053 in 2005)	161,001,519	201,259,112
Securities held to maturity (pledged: $319,056,478 in 2006 and $301,246,338 in 2005) (estimated fair value: $454,700,045 in 2006 and $504,514,084 in 2005)	473,568,235	514,039,476

Total investment securities	634,569,754	715,298,588

Loans held for sale	29,632,251	40,977,538

Loans held in portfolio, net of unearned discounts	1,142,967,782	1,128,799,286
Less allowance for loan losses	17,901,479	16,517,330

Loans, net	1,125,066,303	1,112,281,956

Customers’ liability under acceptances	136,234	589,667
Goodwill	22,962,416	21,158,440
Premises and equipment, net	11,081,561	10,903,870
Other real estate	1,464,821	859,541
Accrued interest receivable	5,068,916	6,116,107
Bank owned life insurance	27,452,940	26,964,575
Other assets	53,002,808	50,531,294

	$1,994,933,682	$2,056,042,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$495,256,813	$510,883,966
Savings, NOW and money market deposits	436,929,418	436,173,517
Time deposits	483,256,309	501,268,657

Total deposits	1,415,442,540	1,448,326,140

Securities sold under agreements to repurchase - customers	57,932,072	61,067,073
Securities sold under agreements to repurchase - dealers	110,346,000	88,729,000
Federal funds purchased	20,000,000	55,000,000
Commercial paper	43,717,120	38,191,016
Short-term borrowings - FHLB	56,000,000	35,000,000
Short-term borrowings - other	1,448,813	3,851,246
Long-term borrowings - FHLB	30,000,000	60,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	345,218,005	367,612,335

Acceptances outstanding	136,234	589,667
Accrued expenses and other liabilities	87,021,847	91,926,784

Total liabilities	1,847,818,626	1,908,454,926

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,177,084 and 21,066,916 shares, respectively	21,177,084	21,066,916
Capital surplus	167,926,809	166,313,566
Retained earnings	24,920,907	20,739,352
Accumulated other comprehensive loss, net of tax	(7,205,449)	(5,229,620)

	206,819,351	202,890,214
Less
Common shares in treasury at cost, 2,465,012 and 2,231,442 shares, respectively	59,704,295	55,280,647
Unearned compensation	—	22,007

Total shareholders’ equity	147,115,056	147,587,560

	$1,994,933,682	$2,056,042,486

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

INTEREST INCOME
Loans	$24,408,636	$19,477,434	$46,433,878	$37,853,849
Investment securities
Available for sale	1,978,003	2,467,142	4,179,789	4,968,786
Held to maturity	5,551,640	5,732,568	11,295,114	10,942,791
Federal funds sold	34,886	112,635	74,871	222,496
Deposits with other banks	20,563	15,918	50,644	22,101

Total interest income	31,993,728	27,805,697	62,034,296	54,010,023

INTEREST EXPENSE
Deposits
Savings, NOW and money market	1,672,459	766,102	3,455,379	1,395,359
Time	4,714,822	3,319,975	9,175,673	6,142,313
Securities sold under agreements to repurchase
- customers	767,373	416,717	1,462,221	753,752
- dealers	1,344,153	420,308	2,328,141	668,920
Federal funds purchased	251,081	157,251	386,221	178,033
Commercial paper	537,923	222,421	942,524	382,487
Short-term borrowings - FHLB	642,197	55,836	835,365	55,836
Short-term borrowings - other	7,369	5,457	17,781	10,460
Long-term borrowings - FHLB	460,501	852,874	1,046,852	1,808,390
Long-term borrowings - subordinated debt	523,437	523,438	1,046,875	1,046,875

Total interest expense	10,921,315	6,740,379	20,697,032	12,442,425

Net interest income	21,072,413	21,065,318	41,337,264	41,567,598
Provision for loan losses	2,477,229	2,005,500	5,042,229	4,654,000

Net interest income after provision for loan losses	18,595,184	19,059,818	36,295,035	36,913,598

NONINTEREST INCOME
Customer related service charges and fees	6,054,378	3,894,505	9,694,467	7,295,689
Mortgage banking income	2,567,420	4,558,000	4,783,972	8,433,847
Trust fees	137,798	151,245	289,520	323,523
Bank owned life insurance income	268,305	437,350	488,365	687,364
Securities gains/(losses)	14,866	—	(444,631)	196,680
Other income	57,314	272,454	170,899	372,651

Total noninterest income	9,100,081	9,313,554	14,982,592	17,309,754

NONINTEREST EXPENSES
Salaries	9,677,399	8,198,595	17,983,208	16,355,198
Employee benefits	2,829,116	2,344,658	5,785,723	4,094,863

Total personnel expense	12,506,515	10,543,253	23,768,931	20,450,061
Occupancy and equipment expenses, net	2,503,283	2,179,211	4,819,451	4,258,051
Advertising and marketing	822,700	1,014,070	1,856,898	2,130,393
Professional fees	825,990	1,434,229	2,749,730	2,965,408
Communications	481,245	484,533	912,959	867,814
Other expenses	2,542,553	2,535,370	4,942,139	4,495,367

Total noninterest expenses	19,682,286	18,190,666	39,050,108	35,167,094

Income before income taxes	8,012,979	10,182,706	12,227,519	19,056,258
Provision for income taxes	3,147,494	4,126,553	921,901	7,233,382

Net income	$4,865,485	$6,056,153	$11,305,618	$11,822,876

Average number of common shares outstanding
Basic	18,754,271	19,249,263	18,769,265	19,207,818
Diluted	19,286,286	19,923,379	19,310,135	19,826,021
Earnings per average common share
Basic	$0.26	$0.32	$0.60	$0.62
Diluted	0.26	0.31	0.59	0.60
Dividends per common share	0.19	0.18	0.38	0.36

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Income	$4,865,485	$6,056,153	$11,305,618	$11,822,876

Other comprehensive (loss)/income, net of tax:
Unrealized holding (losses)/gains arising during the period	(985,184)	1,328,455	(2,219,531)	(907,691)

Reclassification adjustment for (gains)/losses included in net income	(8,148)	—	243,702	(106,404)

Comprehensive income	$3,872,153	$7,384,608	$9,329,789	$10,808,781

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Common Stock
Balance at January 1	$21,066,916	$19,880,521
Common shares issued under stock incentive plan	110,168	175,328

Balance at June 30	$21,177,084	$20,055,849

Capital Surplus
Balance at January 1	$166,313,566	$145,310,745
Common shares issued under stock incentive plan and related tax benefits	1,613,243	2,936,384

Balance at June 30	$167,926,809	$148,247,129

Retained Earnings
Balance at January 1	$20,739,352	$28,664,568
Net Income	11,305,618	11,822,876
Cash dividends paid - common shares	(7,124,063)	(6,963,472)

Balance at June 30	$24,920,907	$33,523,972

Accumulated Other Comprehensive Loss
Balance at January 1	$(5,229,620)	$(1,921,060)

Unrealized holding losses arising during the period:
Before tax	(3,837,020)	(1,684,476)
Tax effect	1,617,489	776,785

Net of tax	(2,219,531)	(907,691)

Reclassification adjustment for losses/(gains) included in net income:
Before tax	444,631	(196,680)
Tax effect	(200,929)	90,276

Net of tax	243,702	(106,404)

Balance at June 30	$(7,205,449)	$(2,935,155)

Treasury Stock
Balance at January 1	$(55,280,647)	$(42,939,969)
Purchase of common shares	(3,809,856)	(547,460)
Surrender of shares issued under stock incentive plan	(613,792)	(444,787)

Balance at June 30	$(59,704,295)	$(43,932,216)

Unearned Compensation
Balance at January 1	$(22,007)	$(291,212)
Amortization of unearned compensation	22,007	137,181

Balance at June 30	$—	$(154,031)

Total Shareholders’ Equity
Balance at January 1	$147,587,560	$148,703,593
Net changes during the period	(472,504)	6,101,955

Balance at June 30	$147,115,056	$154,805,548

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Operating Activities
Net Income	$11,305,618	$11,822,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,042,229	4,654,000
Depreciation and amortization of premises and equipment	1,131,812	1,006,556
Securities losses (gains)	444,631	(196,680)
Income from bank owned life insurance	(488,365)	(687,364)
Deferred income tax provision (benefit)	1,282,520	(1,463,038)
Proceeds from sale of loans	312,440,005	317,419,323
Gains on sales of loans, net	(4,783,972)	(8,433,847)
Originations of loans held for sale	(296,310,746)	(308,694,015)
Amortization of unearned compensation	22,007	137,181
Amortization of premiums on securities	318,295	480,003
Accretion of discounts on securities	(262,433)	(296,378)
Decrease (Increase) in accrued interest receivable	1,047,191	(45,152)
Decrease in accrued expenses and other liabilities	(15,824,054)	(14,413,984)
Increase in other assets	(768,454)	(2,750,536)
Other, net	(762,004)	465,604

Net cash provided by (used in) operating activities	13,834,280	(995,451)

Investing Activities
Purchase of premises and equipment	(776,411)	(1,246,316)
Net decrease in interest-bearing deposits with other banks	56,613	289,609
Net decrease in loans held in portfolio	44,159,720	9,265,460
(Increase) Decrease in other real estate	(605,280)	471,568
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	40,563,283	47,443,324
Purchases of securities - held to maturity	(115,870)	(112,476,006)
Proceeds from sales of securities - available for sale	25,369,800	2,932,250
Proceeds from prepayments, redemptions or maturities of securities - available for sale	21,208,122	41,938,821
Purchases of securities - available for sale	(10,045,571)	(25,706,370)
Cash paid in acquisition	(44,901,402)	—

Net cash provided by (used in) investing activities	74,913,004	(37,087,660)

Financing Activities
Net (decrease) increase in deposits	(42,951,065)	30,786,959
Net (decrease) increase in borrowings	(22,394,330)	15,387,165
Purchase of treasury stock	(3,809,856)	(547,460)
Net proceeds from issuance of common stock including the exercise of stock options	1,723,411	2,121,001
Cash dividends paid on common stock	(7,124,063)	(6,963,472)

Net cash (used in) provided by financing activities	(74,555,903)	40,784,193

Net increase in cash and due from banks	14,191,381	2,701,082
Cash and due from banks - beginning of period	69,148,683	48,842,418

Cash and due from banks - end of period	$83,340,064	$51,543,500

Supplemental disclosures:
Interest paid	$20,833,908	$11,720,360
Income taxes paid	4,216,362	10,501,100

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.

The consolidated financial statements include the accounts of Sterling Bancorp (the “parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of material intercompany transactions. The term the “Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 2006 and 2005 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company effected a 5% stock dividend on December 12, 2005. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

2.

As of April 3, 2006, Sterling Resource Funding Corp., a subsidiary of the bank, completed the acquisition of the business and certain assets ($64.1 million) and liabilities ($21.0 million) of PL Services, L.P., a provider of credit and accounts receivable management services to the staffing industry, in an all cash transaction. A general allowance for loan losses in the amount of $1.8 million was carried over. Preliminary goodwill recognized in this transaction amounted to $1.8 million and was assigned to the Corporate Lending segment. This acquisition when considered under relevant disclosure guidance does not require the presentation of separate pro forma financial information.

3.

At June 30, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 1 and Note 14 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation plans.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income available for common shareholders	$6,056,153	$11,822,876
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61,395)	(122,790)

Pro forma, net income	$5,994,758	$11,700,086

Earnings per average common share:
Basic- as reported	$0.32	$0.62
Basic- pro forma	0.31	0.61
Diluted- as reported	0.31	0.60
Diluted- pro forma	0.30	0.59

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which among other provisions, eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement for awards expected to be vested based on their fair values on the measurement date, which is generally the date of the grant. On June 30, 2006, 2,000 nonqualified stock options were granted to each nonmanagement member of the Company’s Board of Directors; the exercise price was equal to the closing price of the Company’s common shares on that date. These options expire five years from the date of grant and become excercisable in four annual installments starting one year from the date of grant, or upon the earlier death or disability of the grantee.

4.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30,

	2006	2005

Loans held for sale
Real estate-residential mortgage	$29,632,251	$36,767,212

Loans held in portfolio
Commercial and industrial	$660,101,277	$547,377,444
Lease financing	245,719,670	190,449,866
Real estate-residential mortgage	137,112,336	140,079,784
Real estate-commercial mortgage	118,890,969	113,965,155
Real estate-construction	—	2,310,464
Installment	14,213,090	11,463,248
Loans to depository institutions	—	27,000,000

Loans held in portfolio, gross	1,176,037,342	1,032,645,961
Less unearned discounts	33,069,560	24,451,546

Loans held in portfolio, net of unearned discounts	$1,142,967,782	$1,008,194,415

5.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2006 year-to-date average interest-earning assets were 61.8% loans (corporate lending was 68.7% and real estate lending was 27.4% of total loans, respectively) and 38.2% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 67% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments for the three-and six-month periods ended June 30, 2006 and 2005:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended June 30, 2006
Net interest income	$11,404,154	$5,414,600	$3,994,866	$20,813,620
Noninterest income	5,561,581	2,621,722	348,091	8,531,394
Depreciation and amortization	178,689	101,271	615	280,575
Segment income before taxes	7,178,584	3,268,018	3,387,009	13,833,611
Segment assets	877,741,192	337,932,342	750,566,462	1,966,239,996

Three Months Ended June 30, 2005
Net interest income	$9,752,277	$5,358,477	$5,727,296	$20,838,050
Noninterest income	3,159,755	4,675,451	680,231	8,515,437
Depreciation and amortization	97,688	90,610	612	188,910
Segment income before taxes	4,705,504	5,282,423	6,388,429	16,376,356
Segment assets	694,763,164	341,785,149	849,383,287	1,885,931,600

Six Months Ended June 30, 2006
Net interest income	$21,386,109	$10,839,233	$8,581,267	$40,806,609
Noninterest income	8,810,707	4,937,193	186,442	13,934,342
Depreciation and amortization	285,879	202,002	1,229	489,110
Segment income before taxes	11,929,904	6,191,656	7,681,298	25,802,858
Segment assets	877,741,192	337,932,342	750,566,462	1,966,239,996

Six Months Ended June 30, 2005
Net interest income	$19,467,643	$10,212,489	$11,446,867	$41,126,999
Noninterest income	6,123,240	8,613,096	1,204,524	15,940,860
Depreciation and amortization	190,497	179,570	1,218	371,285
Segment income before taxes	9,597,139	10,381,926	12,461,846	32,440,911
Segment assets	694,763,164	341,785,149	849,383,287	1,885,931,600

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net interest income:
Total for reportable operating segments	$20,813,620	$20,838,050	$40,806,609	$41,126,999
Other [1]	258,793	227,268	530,655	440,599

Consolidated net interest income	$21,072,413	$21,065,318	$41,337,264	$41,567,598

Noninterest income:
Total for reportable operating segments	$8,531,394	$8,515,437	$13,934,342	$15,940,860
Other [1]	568,687	798,117	1,048,250	1,368,894

Consolidated noninterest income	$9,100,081	$9,313,554	$14,982,592	$17,309,754

Income before taxes:
Total for reportable operating segments	$13,833,611	$16,376,356	$25,802,858	$32,440,911
Other [1]	(5,820,632)	(6,193,650)	(13,575,339)	(13,384,653)

Consolidated income before income taxes	$8,012,979	$10,182,706	$12,227,519	$19,056,258

Assets:
Total for reportable operating segments	$1,966,239,996	$1,885,931,600	$1,966,239,996	$1,885,931,600
Other [1]	28,693,686	22,879,868	28,693,686	22,879,868

Consolidated assets	$1,994,933,682	$1,908,811,468	$1,994,933,682	$1,908,811,468

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

6.	The following information is provided in connection with the sales and/or calls of available for sale securities:

Three Months Ended June 30,	2006	2005

Proceeds	$831,300	$—

Gross Gains	14,866	—

Gross Losses	—	—

Six Months Ended June 30,	2006	2005

Proceeds	$25,369,800	$2,932,250

Gross Gains	14,866	196,680

Gross Losses	459,497	—

During the first quarter of 2006, the Company sold lower yielding available for sale securities at a loss to partially fund the acquisition of PL Services, L.P.

7.	The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$446,747	$403,843	$914,246	$807,686
Interest cost	583,642	509,493	1,200,542	1,018,986
Expected return on plan assets	(565,806)	(442,549)	(1,108,782)	(885,098)
Amortization of prior service cost	18,115	19,116	37,806	38,232
Recognized actuarial loss	319,270	207,354	656,188	414,708

Net periodic benefit cost	$801,968	$697,257	$1,700,000	$1,394,514

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $1,000,000 to the defined benefit pension plan in 2006. No contribution has been made as of June 30, 2006.

8.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48 ”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets or servicing liabilities. This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company is still in the process of analyzing the impact of SFAS No. 156 on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, (“SFAS No. 155”). SFAS No. 155 amends SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybird financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company is still in the process of analyzing the impact of SFAS No. 155 on its financial statements.

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

For the three months ended June 30, 2006, the bank’s average earning assets represented approximately 96.4% of the Company’s average earning assets. Loans represented 61.8% and investment securities represented 38.0% of the bank’s average earning assets for the second quarter of 2006.

For the six months ended June 30, 2006, the bank’s average earning assets represented approximately 96.4% of the Company’s average earning assets. Loans represented 60.3% and investment securities represented 39.3% of the bank’s average earning assets for the six months ended June 30, 2006.

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

Comparison of the Three Months Ended June 30, 2006 and 2005

The Company reported net income for the three months ended June 30, 2006 of $4.9 million, representing $0.26 per share, calculated on a diluted basis, compared to $6.1 million, or $0.31 per share calculated on a diluted basis, for the second quarter of 2005. This decrease reflects higher interest and noninterest expenses coupled with a higher provision for loan losses and lower noninterest income which were partially offset by an increase in interest income coupled with a decrease in provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $21.3 million for the second quarter of 2006 compared to $21.2 million for the 2005 period, as the higher rates paid on interest-bearing deposits and borrowings and higher balances for borrowings in the second quarter of 2006 substantially offset the effects of higher earning assets outstanding and higher average yield on loans for that quarter. The net interest margin, on a tax-equivalent basis, was 4.71% for the second quarter of 2006 compared to 4.84% for the 2005 period. The net interest margin was impacted by the flattening of the yield curve, the higher interest rate environment in 2006, the level of noninterest-bearing demand deposits and the effect of higher average loans outstanding. The flattening yield curve and more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $32.2 million for the second quarter of 2006, up from $28.0 million for the 2005 period. The tax-equivalent yield on interest-earning assets was 7.23% for the second quarter of 2006 compared to 6.42% for the 2005 period.

Interest earned on the loan portfolio amounted to $24.4 million for the second quarter of 2006, up $4.9 million from a year ago. Average loan balances amounted to $1,141.4 million, an increase of $122.2 million from an average of $1,019.2 million in the prior year period. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the acquisition of PL Services, L.P. coupled with the Company’s other business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $2.5 million of the $4.9 million increase in interest earned on loans. The increase in the yield on the loan portfolio to 8.83% for the second quarter of 2006 from 7.92% for the 2005 period was primarily attributable to the mix (including the acquisition of PL Services, L.P) of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2006.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $7.7 million for the second quarter of 2006 from $8.4 million in the prior year period. Average outstandings decreased to $661.6 million (36.6% of average earning assets) for the second quarter of 2006 from $733.8 million (41.4% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.5 years at June 30, 2006 compared to 4.2 years at June 30, 2005.

Total interest expense increased by $4.2 million for the second quarter of 2006 from $6.7 million for the 2005 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for borrowed funds.

Interest expense on deposits increased to $6.4 million for the second quarter of 2006 from $4.1 million for the 2005 period primarily due to an increase in the cost of those funds. Average rate paid on interest-bearing deposits was 2.81% which was 104 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2006.

Interest expense on borrowings increased to $4.5 million for the second quarter of 2006 from $2.7 million for the 2005 period due to an increase in the cost of those funds coupled with higher average balances. The average rate paid in borrowings was 4.87% which was 149 basis points higher than the prior year period. The increase in average cost of borrowings reflects the higher interest rate environment during 2006. Average borrowing balances increased to $373.7 million for the second quarter of 2006 from $314.4 million on the 2005 period.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the second quarter of 2006 increased to $2.5 million from $2.0 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $9.1 million for the second quarter of 2006 from $9.3 million in the 2005 period, primarily due to lower mortgage banking income, income from bank owned life insurance, and other income. The decrease in mortgage banking income was principally due to the continued yield compression in the secondary market for loans which is impacting the entire industry. Partially offsetting these decreases were higher customer related service charges and fees primarily due to revenues attributable to the acquisition of PL Services, L.P.

Noninterest Expenses

Noninterest expenses increased $1.5 million for the second quarter of 2006 when compared to the 2005 period. The increase was primarily due to higher salaries, employee benefits and occupancy and equipment expenses, primarily due to investments in the Sterling franchise, including the acquisition of Sterling Resource Funding Corp. Also contributing to higher employee benefits expense were increases in pension costs coupled with higher payroll taxes and life insurance costs, primarily due to timing of recognition. Partially offsetting those increases were lower expenses for advertising and marketing and professional fees.

Provision for Income Taxes

The provision for income taxes decreased by $1.0 million to $3.1 million for the second quarter of 2006 from an expense of $4.1 million for the 2005 period. The decrease was primarily due to the lower level of pre-tax income in the 2006 period.

Comparisons of the Six Months Ended June 30, 2006 and 2005

The Company reported net income for the six months ended June 30, 2006 of $11.3 million, representing $0.59 per share, calculated on a diluted basis, compared to $11.8 million, or $0.60 per share calculated on a diluted basis, for the first half of 2005. This decrease reflected higher interest and noninterest expenses coupled with a higher provision for loan losses and lower noninterest income which were partially offset by an increase in interest income coupled with a decrease in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, decreased to $41.7 million for the first six months of 2006 from $41.9 million for the 2005 period, due to higher rates paid on interest-bearing deposits and borrowed funds coupled with higher balances for interest-bearing deposits and borrowed funds partially offset by higher average earning assets outstanding coupled with a higher average yield on loans. The net interest margin, on a tax-equivalent basis, was 4.70% for the first six months of 2006 compared to 4.94% for the 2005 period. The net interest margin was impacted by the flattening of the yield curve, the higher interest rate environment in 2006, the level of noninterest-bearing demand deposits and the effect of higher average loans outstanding. The flattening yield curve and more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $62.4 million for the first six months of 2006, up from $54.4 million for the 2005 period. The tax-equivalent yield on interest-earning assets was 7.10% for the first six months of 2006 compared to 6.43% for the 2005 period.

Interest earned on the loan portfolio amounted to $46.4 million for the first six months of 2006, up $8.6 million from a year ago. Average loan balances amounted to $1,115.6 million an increase of $109.5 million from an average of $1,006.1 million in the prior year period. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the acquisition of PL Services, L.P. coupled with the Company’s other business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $4.5 million of the $8.6 million increase in interest earned on loans. The increase in the yield on the loan portfolio to 8.71% for the first six months of 2006 from 7.94% for the 2005 period was primarily attributable to the mix (including the acquisition of PL Services, L.P.) of outstanding balances on average among the components of the loan portfolio and the higher interest rate environment in 2006.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $15.9 million for the first six months of 2006 from $16.3 million in the prior year period. Average outstandings increased to $685.0 million (37.9% of average earning assets for the first six months of 2006) from $713.3 million (41.0% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.5 years at June 30, 2006 compared to 4.2 years at June 30, 2005.

Total interest expense increased to $20.7 million for the first six months of 2006 from $12.4 million for the 2005 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances.

Interest expense on deposits increased to $12.6 million for the first six months of 2006 from $7.5 million for the 2005 period primarily due to an increase in the cost of those funds. Average rate paid on interest-bearing deposits was 2.70% which was 103 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2006. Average interest-bearing deposit balances increased to $944.0 million for the first six months of 2006 from $909.8 million in the 2005 period primarily the result of the Company’s branching initiatives and other business development activities.

Interest expense on borrowings increased to $8.1 million for the first six months of 2006 from $4.9 million for the 2005 period primarily due to the higher interest rate environment during 2006. The average rate paid on borrowed funds was 4.71% which was 144 basis points higher than the prior year period. The increase in average cost of borrowings reflects the high interest rate environment during 2006. Average borrowing balances increased to $345.4 million for the first six months of 2006 from $300.5 million in the 2005 period.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first half of 2006 increased to $5.0 million from $4.7 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $15.0 million for the first six months of 2006 from $17.3 million in the 2005 period, primarily due to lower revenues from mortgage banking activities, bank owned life insurance and other income coupled with higher losses from sales of available for sale securities. The decrease in mortgage banking income was principally due to the continued yield compression in the secondary market for loans which is impacting the entire industry. Partially offsetting these decreases was increased revenues from customer related service charges and fees primarily due to revenues attributable to the acquisition of PL Services, L.P.

Noninterest Expenses

Noninterest expenses increased to $39.1 million for the first six months of 2006 from $35.2 million in the 2005 period. Increases in salaries, employee benefits and occupancy and equipment expenses reflected the continued investments in the Sterling franchise, including the acquisition of PL Services, L.P. and the impact of new branches. Also contributing to higher employee benefits expense were increases in pension costs coupled with higher payroll taxes and life insurance costs, primarily due to timing of recognition.

Provision for Income Taxes

The provision for income taxes for the first six months of 2006 decreased by $6.3 million from the 2005 period. The decrease was primarily due to a $3.7 million reversal (during the first quarter of 2006) of reserve for state and local taxes, net of federal tax effect, as a result of the resolution of certain state tax issues, and to the lower level of pre-tax income.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of mortgage-backed securities of U.S. government corporations and government sponsored enterprises, and obligations of state and political institutions, along with other debt and equity securities. At June 30, 2006, the Company’s portfolio of securities totaled $634.6 million, of which mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and government sponsored enterprises having an average life of approximately 4.8 years amounted to $554.8 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $0.3 million and $19.3 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any market value impairment is interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $0.2 million and gross unrealized losses of $7.7 million.

The following table presents information regarding securities available for sale:

June 30, 2006	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$9,006,970	$—	$711,739	$8,295,231
CMOs (Federal Home Loan Mortgage Company)	23,085,253	—	1,725,685	21,359,568
Federal National Mortgage Association	50,700,504	13,273	2,492,227	48,221,550
Federal Home Loan Mortgage Company	46,885,681	3,997	2,360,880	44,528,798
Government National Mortgage Association	4,766,264	77,637	6,229	4,837,672

Total mortgage-backed securities	134,444,672	94,907	7,296,760	127,242,819
Obligations of state and political institutions	25,662,217	101,052	357,527	25,405,742
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	5,689,100	—	—	5,689,100
Other securities	1,482,467	52,276	1,585	1,533,158

Total	$168,409,156	$248,235	$7,655,872	$161,001,519

The following table presents information regarding securities held to maturity:

June 30, 2006	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$13,287,392	$—	$845,291	$12,442,101
CMOs (Federal Home Loan Mortgage Company)	23,983,114	—	1,611,755	22,371,359
Federal National Mortgage Association	224,896,399	167,004	8,790,506	216,272,897
Federal Home Loan Mortgage Company	153,394,596	58,131	7,257,553	146,195,174
Government National Mortgage Association	12,020,428	157,245	53,632	12,124,041

Total mortgage-backed securities	427,581,929	382,380	18,558,737	409,405,572
Federal Home Loan Bank	24,986,306	—	261,306	24,725,000
Federal Farm Credit Bank	20,000,000	—	425,000	19,575,000

Total obligations of U.S. government corporations and agencies	472,568,235	382,380	19,245,043	453,705,572
Debt securities issued by foreign governments	1,000,000	—	5,527	994,473

Total	$473,568,235	$382,380	$19,250,570	$454,700,045

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

The Company’s commercial and industrial loan portfolio represents approximately 56% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 24% of all loans, is secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 18% of all loans. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30,

	2006		2005

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$659,859	56.3%	$547,142	52.4%
Equipment lease financing	212,892	18.2	166,236	15.9
Real estate - residential mortgage	166,745	14.2	176,847	16.9
Real estate- commercial mortgage	118,891	10.1	113,965	10.9
Real estate - construction	—	—	2,310	0.2
Installment - individuals	14,213	1.2	11,462	1.1
Loans to depository institutions	—	—	27,000	2.6

Loans, net of unearned discounts	$1,172,600	100.0%	$1,044,962	100.0%

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

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June

30, 2006, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.57% and the allowance was $17.9 million, including a general allowance of $1.8 million carried over as a result of the acquisition of Sterling Resource Funding Corp. At such date, the Company’s nonaccrual loans amounted to $4.0 million; $0.7 million of such loans was judged to be impaired within the scope of SFAS No. 114. Loans 90 days past due and still accruing amounted to $2.0 million. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other possible credit risks associated with the portfolio as of June 30, 2006. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first six months of 2006. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.5 million at June 30, 2006.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

          The following table provides certain information with respect to the Company’s deposits:

	June 30,

	2006		2005

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$495,257	35.0%	$457,565	33.3%
NOW	213,823	15.1	144,646	10.5
Savings	22,579	1.6	27,698	2.0
Money market	200,528	14.2	233,474	17.0
Time deposits	480,228	33.9	508,240	37.0

Total domestic deposits	1,412,415	99.8	1,371,623	99.8
Foreign
Time deposits	3,028	0.2	3,015	0.2

Total deposits	$1,415,443	100.0%	$1,374,638	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 26 and 27.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 30. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2006, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended June 30,
(Unaudited)
(dollars in thousands)

		2006			2005

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$1,788	$20	4.61%	$3,155	$16	2.02%
Securities available for sale	143,428	1,684	4.70	197,236	2,185	4.43
Securities held to maturity	488,398	5,551	4.55	511,387	5,733	4.48
Securities tax-exempt [2]	29,793	485	6.53	25,130	459	7.33

Total investment securities	661,619	7,720	4.67	733,753	8,377	4.57
Federal funds sold	2,802	35	4.93	16,066	112	2.77
Loans, net of unearned discounts [3]	1,141,393	24,409	8.83	1,019,245	19,478	7.92

TOTAL INTEREST-EARNING ASSETS	1,807,602	32,184	7.23%	1,772,219	27,983	6.42%

Cash and due from banks	62,980			61,229
Allowance for loan losses	(17,365)			(17,652)
Goodwill	23,070			21,158
Other assets	90,737			79,013

TOTAL ASSETS	$1,967,024			$1,915,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$23,646	24	0.41%	$28,577	28	0.40%
NOW	176,292	691	1.57	155,218	269	0.69
Money market	205,165	957	1.87	214,740	469	0.88
Time	504,428	4,707	3.74	523,697	3,312	2.54
Foreign
Time	3,027	8	1.02	3,012	8	1.09

Total interest-bearing deposits	912,558	6,387	2.81	925,244	4,086	1.77

Borrowings
Securities sold under agreements to repurchase - customers	81,439	767	3.78	86,793	417	1.93
Securities sold under agreements to repurchase - dealers	106,438	1,344	5.07	54,284	420	3.11
Federal funds purchased	19,912	251	4.99	20,223	157	3.12
Commercial paper	49,371	538	4.37	37,211	223	2.40
Short-term borrowings - FHLB	50,498	642	5.10	7,045	56	3.18
Short-term borrowings - other	581	7	5.09	715	5	3.06
Long-term borrowings - FHLB	39,670	461	4.64	82,308	854	4.14
Long-term borrowings - sub debt	25,774	524	8.37	25,774	523	8.38

Total borrowings	373,683	4,534	4.87	314,353	2,655	3.38

TOTAL INTEREST-BEARING LIABILITIES	1,286,241	10,921	3.41%	1,239,597	6,741	2.18%

Noninterest-bearing deposits	441,630			445,933
Other liabilities	93,828			79,973

Total liabilities	1,821,699			1,765,503

Shareholders’ equity	145,325			150,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,967,024			$1,915,967

Net interest income/spread		21,263	3.82%		21,242	4.24%

Net yield on interest-earning assets (margin)			4.71%			4.84%

Less: Tax equivalent adjustment		191			177

Net interest income		$21,072			$21,065

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Six Months Ended June 30,
(Unaudited)
(dollars in thousands)

		2006			2005

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,413	$50	4.23%	$2,770	$22	1.61%
Securities available for sale	156,907	3,571	4.55	200,717	4,399	4.38
Securities held to maturity	497,371	11,295	4.54	486,814	10,943	4.50
Securities tax-exempt [2]	30,752	1,004	6.59	25,777	930	7.28

Total investment securities	685,030	15,870	4.64	713,308	16,272	4.56
Federal funds sold	3,204	75	4.65	17,304	222	2.56
Loans, net of unearned discounts [3]	1,115,592	46,434	8.71	1,006,064	37,854	7.94

TOTAL INTEREST-EARNING ASSETS	1,806,239	62,429	7.10%	1,739,446	54,370	6.43%

Cash and due from banks	64,122			62,625
Allowance for loan losses	(17,301)			(17,450)
Goodwill	22,120			21,158
Other assets	89,740			79,559

TOTAL ASSETS	$1,964,920			$1,885,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$24,666	50	0.41%	$28,804	54	0.38%
NOW	179,385	1,426	1.60	148,748	463	0.63
Money market	223,379	1,979	1.79	220,595	879	0.80
Time	513,542	9,160	3.60	508,667	6,126	2.43
Foreign
Time	3,025	16	1.06	3,007	16	1.09

Total interest-bearing deposits	943,997	12,631	2.70	909,821	7,538	1.67

Borrowings
Securities sold under agreements to repurchase - customers	80,756	1,462	3.65	86,281	754	1.76
Securities sold under agreements to repurchase - dealers	96,683	2,328	4.86	46,416	669	2.91
Federal funds purchased	16,117	386	4.77	11,826	178	2.99
Commercial paper	45,776	943	4.15	36,412	383	2.12
Short-term borrowings - FHLB	33,814	835	4.98	3,542	56	3.18
Short-term borrowings - other	746	18	4.81	745	10	2.83
Long-term borrowings - FHLB	45,746	1,047	4.58	89,502	1,808	4.04
Long-term borrowings - sub debt	25,774	1,047	8.38	25,774	1,047	8.38

Total borrowings	345,412	8,066	4.71	300,498	4,905	3.27

TOTAL INTEREST-BEARING LIABILITIES	1,289,409	20,697	3.24%	1,210,319	12,443	2.07%

Noninterest-bearing deposits	441,683			441,247
Other liabilities	89,179			84,760

Total liabilities	1,820,271			1,736,326

Shareholders’ equity	144,649			149,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,964,920			$1,885,338

Net interest income/spread		41,732	3.86%		41,927	4.36%

Net yield on interest-earning assets (margin)			4.70%			4.94%

Less: Tax equivalent adjustment		395			360

Net interest income		$41,337			$41,567

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/ (Decrease )
	Three Months Ended
	June 30, 2006 to June 30, 2005

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(9)	$13	$4

Securities available for sale	(627)	126	(501)
Securities held to maturity	(267)	85	(182)
Securities tax-exempt	79	(53)	26

Total investment securities	(815)	158	(657)

Federal funds sold	(129)	52	(77)

Loans, net of unearned discounts [3]	2,518	2,413	4,931

TOTAL INTEREST INCOME	$1,565	$2,636	$4,201

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(5)	$1	$(4)
NOW	40	382	422
Money market	(22)	510	488
Time	(126)	1,521	1,395
Foreign
Time	—	—	—

Total interest-bearing deposits	(113)	2,414	2,301

Borrowings
Securities sold under agreements to repurchase - customers	(27)	377	350
Securities sold under agreements to repurchase - dealers	558	366	924
Federal funds purchased	(2)	96	94
Commercial paper	90	225	315
Short-term borrowings - FHLB	533	53	586
Short-term borrowings - other	(1)	3	2
Long-term borrowings - FHLB	(485)	92	(393)
Long-term borrowings - sub debt	—	1	1

Total borrowings	666	1,213	1,879

TOTAL INTEREST EXPENSE	$553	$3,627	$4,180

NET INTEREST INCOME	$1,012	$(991)	$21

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis   [1]
(Unaudited)

(in thousands)

	Increase/ (Decrease )
	Six Months Ended
	June 30, 2006 to June 30, 2005

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(3)	$31	$28

Securities available for sale	(990)	162	(828)
Securities held to maturity	249	103	352
Securities tax-exempt	109	(35)	74

Total investment securities	(632)	230	(402)

Federal funds sold	(253)	106	(147)

Loans, net of unearned discounts [3]	4,538	4,042	8,580

TOTAL INTEREST INCOME	$3,650	$4,409	$8,059

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(8)	$4	$(4)
NOW	114	849	963
Money market	11	1,089	1,100
Time	59	2,975	3,034
Foreign
Time	—	—	—

Total interest-bearing deposits	176	4,917	5,093

Borrowings
Securities sold under agreements to repurchase - customers	(51)	759	708
Securities sold under agreements to repurchase - dealers	1,024	635	1,659
Federal funds purchased	79	129	208
Commercial paper	118	442	560
Short-term borrowings - FHLB	730	49	779
Short-term borrowings - other	—	8	8
Long-term borrowings - FHLB	(974)	213	(761)
Long-term borrowings - sub debt	—	—	—

Total borrowings	926	2,235	3,161

TOTAL INTEREST EXPENSE	$1,102	$7,152	$8,254

NET INTEREST INCOME	$2,548	$(2,743)	$(195)

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

			For Capital		To Be Well
	Actual		Adequacy Minimum		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2006
Total Capital (to Risk Weighted Assets):
The Company	$173,064	12.96%	$106,821	8.00%	$133,527	10.00%
The bank	136,483	10.81	101,026	8.00	126,283	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	156,358	11.71	53,411	4.00	80,116	6.00
The bank	120,686	9.56	50,513	4.00	75,770	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	156,358	8.04	77,762	4.00	97,203	5.00
The bank	120,686	6.46	74,780	4.00	93,475	5.00

As of December 31, 2005
Total Capital (to Risk Weighted Assets):
The Company	$172,946	13.28%	$104,219	8.00%	$130,274	10.00%
The bank	135,307	10.99	98,520	8.00	123,150	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	156,659	12.03	52,110	4.00	78,165	6.00
The bank	119,910	9.74	49,260	4.00	73,890	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	156,659	7.96	78,680	4.00	98,350	5.00
The bank	119,910	6.33	75,722	4.00	94,653	5.00

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2006, presented on page 36, indicates that net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of June 30, 2006, the Company was a party to two interest rate floor agreements with notional amounts of $50,000,000 each and maturities of September 14, 2007 and September 14, 2008, respectively. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At June 30, 2006, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $141,250. At June 30, 2006, there were no amounts receivable under these contracts. At June 30, 2005, the Company was not a party to any derivative contracts.

The interest rate floor agreements were not designated as hedges for accounting purposes and therefore changes in the fair values of the instruments are required to be recognized as income or expenses in the Company’s financial statements. At June 30, 2006 the aggregate fair value of the interest rate floors was $1,782, and $4,362 and $26,248 was charged to “Other Expenses” for the three and six months ended June 30, 2006, respectively.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 2006, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 0.8% ($0.6 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 1.6% ($1.4 million) decline from an unchanged rate environment.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer’s preferences or competitor influences might change.

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

At June 30, 2006, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $43.7 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $36.5 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2006:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$55,774	$—	$10,000	$20,000	$25,774	(1)
Operating Leases	28,257	4,130	8,182	5,722	10,223

Total Contractual Cash Obligations	$84,031	$4,130	$18,182	$25,722	$35,997

(1) May be redeemed by the Company on or after March 31, 2007 at a price equal to principal amount plus accrued interest to the date of redemption.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2006:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$24,179	$24,179	$—	$—	$—
Commercial Loans	39,017	23,158	15,105	754	—

Total Loans	63,196	47,337	15,105	754	—
Standby Letters of Credit	31,580	29,091	2,489	—	—
Other Commercial Commitments	25,221	25,123	46	—	52

Total Commercial Commitments	$119,997	$101,551	$17,640	$754	$52

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

STERLING BANCORP AND SUBSIDIARIES
Interest Rate Sensitivity

To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are classified based on the earliest repricing period. Amounts are presented in thousands. Based on the interest rate sensitivity analysis shown below, the Company’s net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates.

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$1,156	$—	$—	$—	$—	$1,156
Investment securities	2,244	36,057	99,128	489,998	7,143	634,570
Commercial and industrial loans	619,178	16,066	18,869	5,989	(243)	659,859
Equipment lease financing	1,599	7,548	219,915	16,657	(32,827)	212,892
Real estate-residential mortgage	37,569	5,390	97,427	26,359	—	166,745
Real estate-commercial mortgage	31,016	49,429	33,087	1,613	—	115,145
Real estate-construction loans	3,746	—	—	—	—	3,746
Installment-individuals	14,213	—	—	—	—	14,213
Loans to depository institutions	—	—	—	—	—	—
Noninterest-earning assets & allowance for loan losses	—	—	—	—	186,608	186,608

Total Assets	710,721	114,490	468,426	540,616	160,681	1,994,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	22,579	—	—	22,579
NOW [1]	—	—	213,823	—	—	213,823
Money market [1]	164,283	—	36,245	—	—	200,528
Time - domestic	220,928	197,691	61,609	—	—	480,228
- foreign	2,850	178	—	—	—	3,028
Securities sold under agreement to repurchase - customer	57,932	—	—	—	—	57,932
Securities sold under agreement to repurchase - dealer	110,346	—	—	—	—	110,346
Federal funds purchased	20,000	—	—	—	—	20,000
Commercial paper	43,717	—	—	—	—	43,717
Short-term borrowings - FHLB	56,000	—	—	—	—	56,000
Short-term borrowings - other	1,449	—	—	—	—	1,449
Long-term borrowings - FHLB	—	—	20,000	10,000	—	30,000
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	729,530	729,530

Total Liabilities and Shareholders’ Equity	677,505	197,869	354,256	10,000	755,304	1,994,934

Net Interest Rate Sensitivity Gap	$33,216	$(83,379)	$114,170	$530,616	$(594,623)	$—

Cumulative Gap June 30, 2006	$33,216	$(50,163)	$64,007	$594,623	$—	$—

Cumulative Gap June 30, 2005	$130,636	$(23,842)	$70,744	$586,783	$—	$—

Cumulative Gap December 31, 2005	$37,715	$(51,516)	$82,734	$628,269	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The following table discloses the Company’s repurchases of the Company’s common shares during the second quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2006	—	$—	—	363,319

May 1-31, 2006	48,000	18.69	48,000	315,319

June 1-30, 2006	75,000	18.41	75,000	240,319

Total	123,000		123,000

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

Item 4. Submission of Matters to a Vote of Security Holders

The following sets forth the voting results as to each matter voted upon at the Annual Meeting of Shareholders of the Company held on May 2, 2006:

(1)	Election of Directors

Nominee	Total Votes For	Total Votes Withheld

Robert Abrams	16,317,140	199,320
Joseph M. Adamko	15,856,312	660,148
Louis J. Cappelli	16,014,095	502,365
Walter Feldesman	15,947,702	568,758
Fernando Ferrer	16,314,018	202,442
Allan F. Hershfield	16,008,349	508,111
Henry J. Humphreys	15,947,086	569,374
Robert Lazar	16,314,845	201,615
John C. Millman	16,014,716	501,744
Eugene T. Rossides	15,856,438	660,022

There were no abstentions or broker nonvotes.

(2)	Reapproval of the Sterling Bancorp Key Executive Incentive Bonus Plan, which was originally approved by the Company’s shareholders in 2001.

Total Votes For	15,145,248
Total Votes Against	521,194
Total Absentions	850,015

Item 6. Exhibits

The following exhibits are filed as part of this report:

3.	(i)

Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004 (Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(ii)	By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii)(A) to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

11.		Statement Re: Computation of Per Share Earnings.

31.1		Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1		Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2		Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date August 9, 2006	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer
Date August 9, 2006	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President
and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	43

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	44

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	45

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	46

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	47