Form 10-Q
period 2006-09-30
STERLING BANCORP
filed 2006-11-09
CIK 93451

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________________________________

Commission File Number:	1-5273-1

Sterling Bancorp
(Exact name of registrant as specified in its charter)

New York	13-2565216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2006 there were 18,712,072 shares of common stock, $1.00 par value, outstanding.

STERLING BANCORP
2

STERLING BANCORP AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)

ASSETS	September 30, 2006	December 31, 2005

Cash and due from banks	$67,735,817	$68,562,037
Interest-bearing deposits with other banks	1,348,433	1,212,227

Securities available for sale (at estimated fair value; pledged: $106,852,607 in 2006 and $111,233,053 in 2005)	155,997,067	201,259,112
Securities held to maturity (pledged: $263,176,823 in 2006 and $301,246,338 in 2005) (estimated fair value: $439,928,296 in 2006 and $504,514,084 in 2005)	450,430,433	514,039,476

Total investment securities	606,427,500	715,298,588

Loans held for sale	30,047,566	40,977,538

Loans held in portfolio, net of unearned discounts	1,122,197,428	1,012,056,935
Less allowance for loan losses	16,583,502	15,369,095

Loans, net	1,105,613,926	996,687,840

Customers’ liability under acceptances	1,724,916	589,667
Goodwill	22,842,416	21,158,440
Premises and equipment, net	10,956,076	10,855,714
Other real estate	2,053,192	859,541
Accrued interest receivable	5,504,466	6,116,107
Bank owned life insurance	27,677,451	26,964,575
Other assets	52,720,860	50,239,755

Total assets from continuing operations	1,934,652,619	1,939,522,029
Assets - discontinued operations	6,562,752	116,520,457

	$1,941,215,371	$2,056,042,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$507,367,362	$510,883,966
Savings, NOW and money market deposits	404,953,872	436,173,517
Time deposits	523,121,890	501,268,657

Total deposits	1,435,443,124	1,448,326,140

Securities sold under agreements to repurchase – customers	59,092,237	61,067,073
Securities sold under agreements to repurchase – dealers	58,385,000	88,729,000
Federal funds purchased	20,000,000	55,000,000
Commercial paper	44,366,148	38,191,016
Short-term borrowings – FHLB	30,000,000	35,000,000
Short-term borrowings – other	1,110,069	3,851,246
Long-term borrowings – FHLB	20,000,000	60,000,000
Long-term borrowings – subordinated debentures	25,774,000	25,774,000

Total borrowings	258,727,454	367,612,335

Acceptances outstanding	1,724,916	589,667
Accrued expenses and other liabilities	103,277,928	91,537,747
Liabilities – discontinued operations	1,013,570	389,037

Total liabilities	1,800,186,992	1,908,454,926

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,177,084 and 21,066,916 shares, respectively	21,177,084	21,066,916
Capital surplus	167,938,391	166,313,566
Retained earnings	16,951,172	20,739,352
Accumulated other comprehensive loss, net of tax	(5,333,723)	(5,229,620)

	200,732,924	202,890,214

Less
Common shares in treasury at cost, 2,465,012 and 2,231,442 shares, respectively	59,704,545	55,280,647
Unearned compensation	—	22,007

Total shareholders’ equity	141,028,379	147,587,560

	$1,941,215,371	$2,056,042,486

See Notes to Consolidated Financial Statements.
3

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

INTEREST INCOME
Loans	$22,600,005	$18,392,637	$63,569,045	$50,471,112
Investment securities Available for sale	1,900,888	2,309,023	6,080,677	7,277,809
Held to maturity	5,231,002	5,626,580	16,526,116	16,569,371
Federal funds sold	12,865	60,791	87,736	283,287
Deposits with other banks	22,477	16,161	73,121	38,261

Total interest income	29,767,237	26,405,192	86,336,695	74,639,840

INTEREST EXPENSE
Deposits
Savings, NOW and money market	2,406,401	1,182,574	5,861,780	2,577,932
Time	5,169,986	3,771,103	14,345,659	9,913,416
Securities sold under agreements to repurchase
– customers	974,239	548,213	2,436,460	1,301,964
– dealers	1,113,744	517,973	3,441,885	1,186,893
Federal funds purchased	305,155	209,462	691,376	387,495
Commercial paper	610,623	237,243	1,553,147	619,730
Short-term borrowings – FHLB	725,385	51,649	1,560,750	107,485
Short-term borrowings – other	5,327	6,106	23,108	16,566
Long-term borrowings – FHLB	297,176	833,502	1,344,028	2,641,892
Long-term borrowings – subordinated debt	523,438	523,438	1,570,313	1,570,313

Total interest expense	12,131,474	7,881,263	32,828,506	20,323,686
Interest expense allocated to discontinued operations	(855,869)	(660,456)	(2,508,092)	(1,687,899)

Net interest income	18,491,632	19,184,385	56,016,281	56,004,053
Provision for loan losses	1,510,367	1,508,000	3,252,596	4,212,000

Net interest income after provision for loan losses	16,981,265	17,676,385	52,763,685	51,792,053

NONINTEREST INCOME
Customer related service charges and fees	6,339,802	3,932,277	15,871,707	10,957,279
Mortgage banking income	2,331,076	4,601,006	7,115,048	13,034,852
Trust fees	147,641	149,446	437,161	472,969
Bank owned life insurance income	224,511	460,209	712,876	1,147,573
Securities gains/(losses)	—	—	(444,631)	196,680
Other income	209,553	87,756	350,982	430,087

Total noninterest income	9,252,583	9,230,694	24,043,143	26,239,440

NONINTEREST EXPENSES
Salaries	8,699,039	7,863,889	25,572,626	23,031,597
Employee benefits	2,393,846	2,426,485	8,066,118	6,350,282

Total personnel expense	11,092,885	10,290,374	33,638,744	29,381,879
Occupancy and equipment expenses, net	2,549,552	2,313,030	7,332,527	6,529,678
Advertising and marketing	973,882	909,736	2,779,480	2,960,465
Professional fees	1,620,677	702,179	4,136,283	3,567,043
Communications	485,987	359,193	1,331,703	1,145,705
Other expenses	2,741,007	2,655,972	7,573,187	7,033,552

Total noninterest expenses	19,463,990	17,230,484	56,791,924	50,618,322

Income from continuing operations before income taxes	6,769,858	9,676,595	20,014,904	27,413,171
Provision for income taxes	1,766,869	3,647,786	3,148,590	10,271,594

Income from continuing operations	5,002,989	6,028,809	16,866,314	17,141,577
Income/(loss) from discontinued operations, net of tax	183,686	245,140	(374,021)	955,248
Loss on sale of discontinued operations, net of tax	(9,604,166)	—	(9,604,166)	—

Net (loss)/income	$(4,417,491)	$6,273,949	$6,888,127	$18,096,825

See Notes to Consolidated Financial Statements.
4

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

continued

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006	2005

Average number of common shares outstanding
Basic	18,712,072		19,229,677	18,752,107	19,209,914
Diluted	19,230,823		19,851,580	19,274,858	19,806,957

Income from continuing operations, per average common share
Basic	$0.27		$0.31	$0.90	$0.89
Diluted	0.27		0.30	0.88	0.86

Net (loss)/income per average common share
Basic	(0.23)		0.32	0.37	0.94
Diluted	(0.23	)(1)	0.31	0.36	0.91

Dividends per common share	0.19		0.18	0.57	0.54

(1) Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

See Notes to Consolidated Financial Statements.
5

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Comprehensive (Loss) / Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net (Loss)/Income	$(4,417,491)	$6,273,949	$6,888,127	$18,096,825

Other comprehensive (loss)/income, net of tax:

Unrealized holding (losses)/gains arising during the period	1,871,726	(1,211,465)	(347,805)	(2,119,156)

Reclassification adjustment for (gains)/losses included in net income	—	—	243,702	(106,404)

Comprehensive (loss)/income	$(2,545,765)	$5,062,484	$6,784,024	$15,871,265

See Notes to Consolidated Financial Statements.
6

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Common Stock
Balance at January 1	$21,066,916	$19,880,521
Common shares issued under stock incentive plan	110,168	262,610

Balance at September 30	$21,177,084	$20,143,131

Capital Surplus
Balance at January 1	$166,313,566	$145,310,745
Common shares issued under stock incentive plan and related tax benefits	1,624,825	3,783,678

Balance at September 30	$167,938,391	$149,094,423

Retained Earnings
Balance at January 1	$20,739,352	$28,664,568
Net Income	6,888,127	18,096,825
Cash dividends paid – common shares	(10,676,307)	(10,444,287)

Balance at September 30	$16,951,172	$36,317,106

Accumulated Other Comprehensive Loss
Balance at January 1	$(5,229,620)	$(1,921,060)

Unrealized holding losses arising during the period:
Before tax	(422,066)	(3,935,894)
Tax effect	74,261	1,816,738

Net of tax	(347,805)	(2,119,156)

Reclassification adjustment for losses/(gains) included in net income:
Before tax	444,631	(196,680)
Tax effect	(200,929)	90,276

Net of tax	243,702	(106,404)

Balance at September 30	$(5,333,723)	$(4,146,620)

Treasury Stock
Balance at January 1	$(55,280,647)	$(42,939,969)
Purchase of common shares	(3,810,106)	(3,322,666)
Surrender of shares issued under stock incentive plan	(613,792)	(1,606,279)

Balance at September 30	$(59,704,545)	$(47,868,914)

Unearned Compensation
Balance at January 1	$(22,007)	$(291,212)
Amortization of unearned compensation	22,007	203,193

Balance at September 30	$—	$(88,019)

Total Shareholders’ Equity
Balance at January 1	$147,587,560	$148,703,593
Net changes during the period	(6,559,181)	4,747,514

Balance at September 30	$141,028,379	$153,451,107

See Notes to Consolidated Financial Statements.
7

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Operating Activities
Net Income	$6,888,127	$18,096,825
Loss/(Income) from discontinued operations included below in operating cash flows from discontinued operations	9,978,187	(955,248)

Income from continuing operations	16,866,314	17,141,577
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	3,252,596	4,212,000
Depreciation and amortization of premises and equipment	1,719,800	1,495,199
Securities losses (gains)	444,631	(196,680)
Income from bank owned life insurance	(712,876)	(1,147,573)
Deferred income tax provision (benefit)	2,287,029	(746,233)
Proceeds from sale of loans	453,049,782	523,824,646
Gains on sales of loans, net	(7,115,048)	(13,034,852)
Originations of loans held for sale	(435,004,762)	(523,867,731)
Amortization of unearned compensation	22,007	203,193
Amortization of premiums on securities	451,606	758,630
Accretion of discounts on securities	(361,529)	(473,278)
Increase (Decrease) in accrued interest receivable	611,641	(169,457)
Decrease (Increase) in accrued expenses and other liabilities	821,064	(1,337,718)
Increase in other assets	(3,333,608)	(4,949,988)
Other, net	(609,995)	305,985

Net cash provided by operating activities	32,388,652	2,017,720

Investing Activities
Purchase of premises and equipment	(1,287,069)	(1,989,213)
Net increase in interest-bearing deposits with other banks	(136,206)	(1,757,334)
Net increase in loans held in portfolio	(50,233,910)	(88,753,764)
(Increase) Decrease in other real estate	(1,193,651)	439,220
Proceeds from prepayments, redemptions or maturities of securities – held to maturity	63,676,853	77,508,464
Purchases of securities – held to maturity	(115,870)	(127,413,506)
Proceeds from sales of securities – available for sale	25,369,800	2,932,250
Proceeds from prepayments, redemptions or maturities of securities – available for sale	32,406,104	53,354,017
Purchases of securities – available for sale	(12,816,790)	(36,447,371)
Cash paid in acquisition	(44,901,402)	—

Net cash provided by (used in) investing activities	10,767,859	(122,127,237)

Financing Activities
Net (decrease) increase in deposits	(22,950,481)	133,641,324
Net (decrease) increase in borrowings	(108,884,881)	26,660,317
Purchase of treasury stock	(3,810,106)	(3,322,666)
Net proceeds from issuance of common stock including the exercise of stock options	1,734,993	2,564,767
Cash dividends paid on common stock	(10,676,307)	(10,444,287)

Net cash (used in) provided by financing activities	(144,586,782)	149,099,455

Cash flows from discontinued operations
Operating cash flows	9,860,051	2,669,233
Investing cash flows	90,744,000	2,808,561

Total	100,604,051	5,477,794

Net (decrease) increase in cash and due from banks	(826,220)	34,467,732
Cash and due from banks – beginning of period	68,562,037	47,985,092

Cash and due from banks – end of period	$67,735,817	$82,452,824

Supplemental disclosures:
Interest paid	$32,745,564	$19,517,578
Income taxes paid	7,467,452	13,020,100

See Notes to Consolidated Financial Statements.
8

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

1.
The consolidated financial statements include the accounts of Sterling Bancorp (the “parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of material intercompany transactions. The term the “Company” refers to Sterling Bancorp and its subsidiaries.  The consolidated financial statements as of and for the interim periods ended September 30, 2006 and 2005 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company effected a 5% stock dividend on December 12, 2005. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares. All capital and share amounts as well as basic and diluted average number of shares outstanding and earnings per average common share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

2.
As of April 3, 2006, Sterling Resource Funding Corp., a subsidiary of the bank, completed the acquisition of the business and certain assets ($64.1 million) and liabilities ($21.0 million) of PL Services, L.P., a provider of credit and accounts receivable management services to the staffing industry, in an all cash transaction. A general allowance for loan losses in the amount of $1.8 million was carried over. Preliminary goodwill recognized in this transaction amounted to $1.7 million and was assigned to the Corporate Lending segment. This acquisition, when considered under relevant disclosure guidance, does not require the presentation of separate pro forma financial information.

3.	In September 2006, the Company sold for cash the business conducted by Sterling Financial Services (“Sterling Financial”), which included a loan portfolio of approximately $132 million.

The results of operations of Sterling Financial have been reported as a discontinued operation in the consolidated statements of operations for all periods presented in these consolidated financial statements. The Company recorded a pre-tax loss on the sale of $15,576,289 and a tax benefit of $5,972,123. Total revenues generated by the operations of Sterling Financial amounted to $2,535,775 and $2,950,767 for the quarters ended September 30, 2006 and 2005, respectively; total revenues amounted to $8,192,645 and $9,027,150 for the nine months ended September 30, 2006 and 2005, respectively. Income tax expense associated with discontinued operations was $151,445 and $210,434 for the quarters ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the income tax (benefit) and income tax expense associated with discontinued operations, exclusive of loss on sale, were $(308,375) and $820,008, respectively.

The assets and liabilities of discontinued operations are presented separately in the consolidated balance sheets for the periods presented in these consolidated financial statements. The details are as follows:

	September 30, 2006	December 31, 2005

Assets
Cash and due from banks	$1,430,812	$586,646
Loans, net of allowance for loan losses	4,647,424	115,594,116
Other assets	484,516	339,695

Total Assets	$6,562,752	$116,520,457

Liabilities
Accrued expenses and other liabilities	$1,013,570	$389,037

Total Liabilities	$1,013,570	$389,037

9

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

4.	At September 30, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 1 and Note 14 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, the following table illustrates the effect on net income and earnings per average common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation plans.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Income from continuing operations	$6,028,809	$17,141,577
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65,577)	(188,367)

Pro forma, income from continuing operations	5,963,232	16,953,210
Income from discontinued operations, net of tax	245,140	955,248

Pro forma, net income	$6,208,372	$17,908,458

Income from continuing operations per average common share:
Basic- as reported	$0.31	$0.89
Basic- pro forma	0.31	0.88
Diluted- as reported	0.30	0.86
Diluted- pro forma	0.30	0.85
Net income per average common share
Basic- as reported	$0.32	$0.94
Basic- pro forma	0.32	0.93
Diluted- as reported	0.31	0.91
Diluted- pro forma	0.31	0.90

As of January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which among other provisions, eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement for awards expected to be vested based on their fair values on the measurement date, which is generally the date of the grant. On June 30, 2006, 4,725 nonqualified stock options were granted to each nonmanagement member of the Company’s Board of Directors; the exercise price was equal to the closing price of the Company’s common shares on that date. The fair value of each option was calculated to be $4.90 using the Black-Scholes option pricing model. These options expire five years from the date of grant and become exercisable in four annual installments starting one year from the date of grant, or upon the earlier death or disability of the grantee.

10

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option pricing model to estimate an option’s fair value. The fair value of options included in the compensation charge recorded in the third quarter and nine months ended September 30, 2006 was estimated using the following assumptions: risk-free interest rate of 5.10%, dividend yield of 3.897%, expected volatility of 32.55% and weighted average expected life of 5 years. The risk-free interest rate is based on the 5-year U.S. Treasury yield in effect at the time of grant. The dividend yield reflects the Company’s actual dividend yield at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock over the 5-year period prior to the grant date. The weighted average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. All options granted to nonmanagement members of the Company’s Board of Directors vest evenly over four years commencing one year from the date of the grant and expire 5 years from the date of the grant. All options granted to employees vest one year from the date of grant and expire ten years from the date of grant. Compensation cost is recognized, net of estimated forfeitures, over the vesting period of the options on a straight-line basis.

Under the provisions of SFAS No. 123R, the Company recorded compensation expense of $11,583 during the third quarter and nine months ended September 30, 2006. There was no material impact to net income, net income per share or cash flows resulting from the adoption of SFAS No. 123R as compared to what would have been recorded under APB 25. As of September 30, 2006, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plan was $173,750, which is expected to be recognized over a weighted-average vesting period of 3.75 years.

5.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30, 2006	December 31, 2005

Loans held for sale
Real estate-residential mortgage	$30,047,566	$40,977,538

Loans held in portfolio
Commercial and industrial	$615,777,692	$515,971,714
Lease financing	245,008,614	218,700,981
Real estate-residential mortgage	128,345,718	147,745,576
Real estate-commercial mortgage	121,050,716	110,871,291
Real estate-construction	3,732,717	2,309,103
Installment	14,156,075	13,125,085
Loans to depository institutions	27,000,000	32,000,000

Loans held in portfolio, gross	1,155,071,532	1,040,723,750
Less unearned discounts	32,874,104	28,666,815

Loans held in portfolio, net of unearned discounts	$1,122,197,428	$1,012,056,935

11

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

6.	The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$445,618	$395,231	$1,359,864	$1,202,917
Interest cost	600,700	559,634	1,801,242	1,578,620
Expected return on plan assets	(538,923)	(480,328)	(1,647,705)	(1,365,426)
Amortization of prior service cost	18,985	18,324	56,791	56,556
Recognized actuarial loss	332,861	291,769	989,049	706,477

Net periodic benefit cost	$859,241	$784,630	$2,559,241	$2,179,144

The Company contributed $1,000,000 to the defined benefit pension plan as of September 30, 2006.

7.	The following information is provided in connection with the sales and/or calls of available for sale securities:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Proceeds	$—	$—	$25,369,800	$2,932,250

Gross Gains	—	—	14,866	196,680

Gross Losses	—	—	459,497	—

During the first quarter of 2006 the Company sold lower yielding available for sale securities at a loss to partially fund the acquisition of PL Services, L.P.

8.
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2006 year-to-date average interest-earning assets were 60.3% loans (corporate lending was 66.1% and real estate lending was 29.6% of total loans, respectively) and 39.4% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 69% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

12

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The following tables provide certain information regarding the Company’s operating segments for the three- and nine-month periods ended September 30, 2006 and 2005 (all amounts are from continuing operations except where designated as discontinued):

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended September 30, 2006
Net interest income	$9,667,017	$5,420,192	$3,150,192	$18,237,401
Noninterest income	6,015,711	2,408,098	425,911	8,849,720
Depreciation and amortization	168,349	91,891	614	260,854
Segment income from continuing operations before income taxes	6,908,792	3,429,499	2,969,068	13,307,359
Segment income from discontinued operations before income taxes	335,131	—	—	335,131
Segment assets from continuing operations	778,980,378	371,995,560	751,887,140	1,902,863,078
Segment assets from discontinued operations	6,562,752	—	—	6,562,752

Three Months Ended September 30, 2005
Net interest income	$7,885,476	$5,928,749	$5,143,317	$18,957,542
Noninterest income	3,429,042	4,689,523	537,257	8,655,822
Depreciation and amortization	109,996	103,254	620	213,870
Segment income from continuing operations before income taxes	4,874,266	5,636,868	5,613,007	16,124,141
Segment income from discontinued operations before income taxes	455,574	—	—	455,574
Segment assets from continuing operations	692,310,205	367,284,929	839,492,676	1,899,087,810
Segment assets from discontinued operations	109,083,884	—	—	109,083,884

Nine Months Ended September 30, 2006
Net interest income	$27,240,511	$16,259,425	$11,731,459	$55,231,395
Noninterest income	14,634,386	7,345,291	612,353	22,592,030
Depreciation and amortization	446,642	293,893	1,843	742,378
Segment income from continuing operations before income taxes	19,856,222	9,621,155	10,650,366	40,127,743
Segment loss from discontinued operations before income taxes	682,396	—	—	682,396
Segment assets from continuing operations	778,980,378	371,995,560	751,887,140	1,902,863,078
Segment assets from discontinued operations	6,562,752	—	—	6,562,752

Nine Months Ended September 30, 2005
Net interest income	$22,605,189	$16,141,238	$16,590,184	$55,336,611
Noninterest income	9,251,274	13,302,619	1,741,781	24,295,674
Depreciation and amortization	293,516	282,824	1,838	578,178
Segment income from continuing operations before income taxes	13,151,722	16,018,794	18,074,853	47,245,369
Segment income from discontinued operations before income taxes	1,775,256	—	—	1,775,256
Segment assets from continuing operations	692,310,205	367,284,929	839,492,676	1,899,087,810
Segment assets from discontinued operations	109,083,884	—	—	109,083,884
13

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net interest income:
Total for reportable operating segments	$18,237,401	$18,957,542	$55,231,395	$55,336,611
Other [1]	254,231	226,843	784,886	667,442

Consolidated net interest income	$18,491,632	$19,184,385	$56,016,281	$56,004,053

Noninterest income:
Total for reportable operating segments	$8,849,720	$8,655,822	$22,592,030	$24,295,674
Other [1]	402,863	574,872	1,451,113	1,943,766

Consolidated noninterest income	$9,252,583	$9,230,694	$24,043,143	$26,239,440

Income from continuing operations before income taxes:
Total for reportable operating segments	$13,307,359	$16,124,141	$40,127,743	$47,245,369
Other [1]	(6,537,501)	(6,447,546)	(20,112,839)	(19,832,198)

Consolidated income from continuing operations before income taxes	$6,769,858	$9,676,595	$20,014,904	$27,413,171

Assets:
Total for reportable operating segments:
- continuing operations	$1,902,863,078	$1,899,087,810	$1,902,863,078	$1,899,087,810
- discontinued operations	6,562,752	109,083,884	6,562,752	109,083,884
Other [1]	31,789,541	26,959,247	31,789,541	26,959,247

Consolidated assets	$1,941,215,371	$2,035,130,941	$1,941,215,371	$2,035,130,941

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.
14

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

9.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS No. 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). The Company is also required to measure the funded status of a plan as of the date of its year-end statement of financial position and to recognize changes in the funded status through comprehensive income. SFAS No. 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS No. 87 and SFAS No. 106. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS No. 158 but does not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF Issue No. 06-5”). FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. EITF Issue No. 06-5, which is effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of EITF Issue No. 06-5 is not expected to have a material impact on the Company’s results of operations or financial condition.

In September 2006, the EITF reached a consensus on Issue No.06-4, Accounting for Deferred Corporation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements, (“EITF Issue No. 06-4”). EITF Issue No. 06-4 is effective for fiscal years beginning after December 31, 2007. Under the provisions of EITF Issue No. 06-4, an employer should recognize a liability for future benefits for endorsement split-dollar life insurance agreements that are within the scope of this EITF Issue. The Company owns life insurance policies subject to endorsement split-dollar life insurance agreements and is currently evaluating the effect of adoption on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it is not expected to have impact on the Company’s reported results of operations or financial condition.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the potential effects of FIN 48 on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No.140 (“SFAS No. 156”). This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets or servicing liabilities. This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company is still analyzing the potential impact of SFAS No. 156 on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 amends SFAS No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybird financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, which for the company is January 1, 2007.

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

In September 2006, the Company sold the business conducted by Sterling Financial Services (“Sterling Financial”). In accordance with the terms of the sale, Sterling Financial will provide interim servicing for a fee for no more than 120 days. All origination activities ceased by September 22, 2006. In accordance with accounting principles generally accepted in the United States, the assets, liabilities and earnings/loss of the business conducted by Sterling Financial have been shown separately as discontinued operations in the consolidated balance sheets and consolidated statements of operations for all periods presented.

For purposes of calculating the interest expense allocated to discontinued operations for the quarter and nine months ended September 30, 2006 and 2005 (the periods during which the Sterling Financial loans were outstanding), funding was deemed to be provided proportionally through all interest-bearing liabilities at an average rate equal to the cost of each applied to its average outstanding balance for the appropriate period.

For purposes of the following discussion, except for the section entitled “Discontinued Operations”, average balances, average rate, income and expenses associated with Sterling Financial have been excluded from continuing operations and reported separately in the Average Balance Sheets for all periods presented.

The interest expense allocated to discontinued operations was based on the actual average balances, interest expense and average rate on each category of interest-bearing liabilities, with the average rate applied to the aggregate average loan balances to determine the funding cost. Interest expense allocated to the funding supporting the Sterling Financial net loans for these periods was assigned based on the average net loan balances proportionately funded by all interest-bearing liabilities at an average rate equal to the cost of each applied to its average balance for the period. The “Rate/Volume Analysis” was prepared on the same basis as was the Average Balance Sheets.

For the three months ended September 30, 2006, the bank’s average earning assets represented approximately 100.0% of the Company’s average earning assets. Loans represented 62.4% and investment securities represented 37.4% of the bank’s average earning assets for the third quarter of 2006.

For the nine months ended September 30, 2006, the bank’s average earning assets represented approximately 100.0% of the Company’s average earning assets. Loans represented 60.3% and investment securities represented 39.4% of the bank’s average earning assets for the nine months ended September 30, 2006.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earnings assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 32 and 33. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 30 and 31.

Comparison of the Three Months Ended September 30, 2006 and 2005

The Company reported income from continuing operations, after income taxes, for the three months ended September 30, 2006 of $5.0 million, representing $0.27 per share, calculated on a diluted basis, compared to $6.0 million, or $0.30 per share calculated on a diluted basis, for the third quarter of 2005. This decrease reflects higher interest and noninterest expenses which were only partially offset by an increase in interest income and a decrease in provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $18.6 million for the third quarter of 2006 compared to $19.3 million for the 2005 period, as the higher rates paid on interest-bearing deposits and borrowings and higher balances for borrowings in the third quarter of 2006 substantially offset the effects of higher average yield on loans and investment securities for that quarter. The net interest margin, on a tax-equivalent basis, was 4.49% for the third quarter of 2006 compared to 4.55% for the 2005 period. The net interest margin was impacted by the flattening of the yield curve, the higher interest rate environment in 2006, the lower level of noninterest-bearing demand deposits and the effect of higher average loans outstanding. The flattening yield curve and more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $29.9 million for the third quarter of 2006, up $3.4 million from the 2005 period. The tax-equivalent yield on interest-earning assets was 7.24% for the third quarter of 2006 compared to 6.30% for the 2005 period.

Interest earned on the loan portfolio amounted to $22.6 million for the third quarter of 2006, up from $18.4 million the prior year period. Average loan balances amounted to $1,051.5 million, an increase of $73.4 million from an average of $978.1 million in the prior year period. The increase in average loans (across many segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. coupled with the Company’s other business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $1.4 million of the $4.2 million increase in interest earned on loans. The increase in the yield on the loan portfolio to 8.94% for the third quarter of 2006 from 7.76% for the 2005 period was primarily attributable to the mix (including the acquisition of Sterling Resource Funding Corp.) of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2006.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $7.3 million for the third quarter of 2006 from $8.1 million in the prior year period. Average outstandings decreased to $629.3 million (37.4% of average earning assets) for the third quarter of 2006 from $719.8 million (42.1% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.6 years at September 30, 2006 compared to 3.8 years at September 30, 2005.

Total interest expense increased by $4.1 million for the third quarter of 2006 from $7.2 million for the 2005 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds.

Interest expense on deposits increased to $7.6 million for the third quarter of 2006 from $5.0 million for the 2005 period primarily due to an increase in the cost of those funds. Average rate paid on interest-bearing deposits was 3.22% which was 116 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2006.

Interest expense on borrowings increased to $4.6 million for the third quarter of 2006 from $2.9 million for the 2005 period primarily due to an increase in the cost of those funds. The average rate paid on borrowings was 5.20% which was 149 basis points higher than the prior year period. The increase in average cost of borrowings reflects the higher interest rate environment during 2006.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the third quarter of 2006 was $1.5 million, virtually unchanged from the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income was $9.3 million for the third quarter of 2006 virtually unchanged from the 2005 period.

Higher customer related service charges and fees were primarily due to revenues attributable to the acquisition of Sterling Resource Funding Corp. Partially offsetting that increase was a decrease in mortgage banking income principally due to lower volume of loans sold and the continued yield compression in the secondary market for loans which is impacting the entire industry.

Noninterest Expenses

Noninterest expenses increased $2.2 million for the third quarter of 2006 when compared to the 2005 period. The increase was primarily due to higher salaries, equipment and occupancy costs related to investments in the Sterling franchise, including the new branches and the acquisition of Sterling Resource Funding Corp. During the third quarter of 2005, professional fees were reduced by $1.0 million due to the recovery of litigation costs originally charged to noninterest expenses in 2001.

Provision for Income Taxes

The provision for income taxes decreased by $1.8 million to $1.8 million for the third quarter of 2006 from $3.6 million for the 2005 period. The decrease was primarily due to the lower level of pre-tax income in the 2006 period and to a $0.6 million reversal of state and local taxes, net of federal tax effect, as a result of the closure of certain years for local tax purposes.

Discontinued Operations

In September 2006, the Company sold the business conducted by Sterling Financial. In accordance with accounting principles generally accepted in the United States, income after taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the Consolidated Statements of Operations after net income from continuing operations for all periods presented.

Income from discontinued operations was $0.2 million for the third quarter of 2006, representing $0.01 per share, calculated on a diluted basis, compared to $0.2 million, or $0.01 per share calculated on a diluted basis, for the third quarter of 2005.

The net after-tax loss on the disposal of discontinued operations was $9.6 million, or $0.51 per share, calculated on a diluted basis.

Income taxes were calculated at the Company’s overall marginal tax rate of 45.19%. In addition, state and local taxes included the effect of the elimination of REIT benefits recognized in prior 2006 periods and the impact of required minimum state and local tax liabilities.

Comparisons of the Nine Months Ended September 30, 2006 and 2005

The Company reported income from continuing operations, after income taxes, for the nine months ended September 30, 2006 of $16.9 million, representing $0.88 per share, calculated on a diluted basis, compared to $17.1 million, or $0.86 per share calculated on a diluted basis, for the first nine months of 2005. This decrease reflected higher interest and noninterest expenses and lower noninterest income, which were partially offset by an increase in interest income coupled with decreases in the provision for loan losses and the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $56.6 million for the first nine months of 2006 virtually unchanged from the 2005 period. Net interest income was positively impacted by higher average loans outstanding at higher average yields and negatively impacted by lower average investment securities outstandings and higher rates paid on interest-bearing deposits and borrowed funds coupled with higher balances for borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.60% for the first nine months of 2006 compared to 4.69% for the 2005 period. The net interest margin was impacted by the flattening of the yield curve, the higher interest rate environment in 2006, the level of noninterest-bearing demand deposits and the effect of higher average loans outstanding. The flattening yield curve and more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $86.9 million for the first nine months of 2006, up from $75.2 million for the 2005 period. The tax-equivalent yield on interest-earning assets was 7.10% for the first nine months of 2006 compared to 6.25% for the 2005 period.

Interest earned on the loan portfolio amounted to $63.6 million for the first nine months of 2006, up $13.1 million from the year ago period. Average loan balances amounted to $1,018.9 million, an increase of $95.8 million from an average of $923.1 million in the prior year period. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. coupled with the Company’s other business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $5.6 million of the $13.1 million increase in interest earned on loans. The increase in the yield on the loan portfolio to 8.84% for the first nine months of 2006 from 7.75% for the 2005 period was primarily attributable to the mix (including the acquisition of Sterling Resource Funding Corp.) of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2006.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $23.2 million for the first nine months of 2006 from $24.4 million in the prior year period. Average outstandings decreased to $666.2 million (39.4% of average earning assets for the first nine months of 2006) from $715.5 million (43.2% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.6 years at September 30, 2006 compared to 3.8 years at September 30, 2005.

Total interest expense increased to $30.3 million for the first nine months of 2006 from $18.6 million for the 2005 period, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for borrowed funds.

Interest expense on deposits increased to $20.2 million for the first nine months of 2006 from $12.5 million for the 2005 period primarily due to an increase in the cost of those funds. Average rate paid on interest-bearing deposits was 2.87% which was 106 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2006.

Interest expense on borrowings increased to $12.6 million for the first nine months of 2006 from $7.8 million for the 2005 period primarily due to the higher interest rate environment during 2006. The average rate paid on borrowed funds was 4.87% which was 145 basis points higher than the prior year period. The increase in average cost of borrowings reflects the high interest rate environment during 2006. Average borrowing balances increased to $346.5 million for the first nine months of 2006 from $305.2 million in the 2005 period.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first nine months of 2006 decreased to $3.3 million from $4.2 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $24.0 million for the first nine months of 2006 from $26.2 million in the 2005 period, primarily due to lower revenues from mortgage banking activities and bank owned life insurance coupled with higher losses from sales of available for sale securities. The decrease in mortgage banking income was principally due to lower volume of loans sold and the continued yield compression in the secondary market for loans which is impacting the entire industry. Partially offsetting these decreases was increased revenues from customer related service charges and fees primarily due to revenues attributable to the acquisition of Sterling Resource Funding Corp.

Noninterest Expenses

Noninterest expenses increased to $56.8 million for the first nine months of 2006 from $50.6 million in the 2005 period. The increase was primarily due to higher salaries, employee benefits, equipment and occupancy costs related to investments in the Sterling franchise, including the new branches and the acquisition of Sterling Resource Funding Corp. Also contributing to higher employee benefits expense were increases in pension costs coupled with higher payroll taxes and life insurance costs. During the third quarter of 2005, noninterest expenses were reduced by $1.0 million due to the recovery of litigation costs originally charged to noninterest expenses in 2001.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2006 decreased by $7.1 million from the 2005 period. The decrease was primarily due to:(1) a $3.7 million reversal (during the first quarter of 2006) of reserves for state and local taxes, net of federal tax effect, as a result of the resolution of certain state tax issues, (2) a $0.6 million reversal (during the third quarter of 2006) of state and local taxes, net of federal tax effect, as a result of the closure of certain tax years for local tax purposes and (3) the lower level of pre-tax income.

Discontinued Operations

In September 2006, the Company sold the business conducted by Sterling Financial. In accordance with accounting principles generally accepted in the United States, income after taxes from discontinued operations and the loss on disposal of discontinued operations, net of tax, are reported in the Consolidated Statements of Operations after net income from continuing operations for all periods presented.

The loss from discontinued operations was $0.4 million for the first nine months of 2006, representing $0.02 per share, calculated on a diluted basis compared to income of $1.0 million, or $0.05 per share, calculated on a diluted basis, for the 2005 period. The decrease was due to lower net interest income and a higher provision for loan losses for the first nine months of 2006 compared to the corresponding 2005 period.

The net after-tax loss on the disposal of discontinued operations was $9.6 million, or $0.50 per share, calculated on a diluted basis.

Income taxes were calculated at the Company’s overall marginal tax rate of 45.19%. In addition, state and local taxes included the effect of the elimination of REIT benefits recognized in prior 2006 periods and the impact of required minimum state and local tax liabilities.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of mortgage-backed securities of U.S. government corporations and government sponsored enterprises, and obligations of state and political institutions, along with other debt and equity securities. At September 30, 2006, the Company’s portfolio of securities totaled $606.4 million, of which mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and government sponsored enterprises having an average life of approximately 4.8 years amounted to $535.4 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $0.6 million and $11.1 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any market value impairment is interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $0.4 million and gross unrealized losses of $4.4 million.

The following table presents information regarding securities available for sale:

September 30, 2006	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,911,055	$—	$498,140	$8,412,915
CMOs (Federal Home Loan Mortgage Company)	22,852,311	—	1,147,196	21,705,115
Federal National Mortgage Association	48,461,534	45,969	1,357,267	47,150,236
Federal Home Loan Mortgage Company	44,991,509	6,669	1,356,154	43,642,024
Government National Mortgage Association	4,398,885	111,010	4,813	4,505,082

Total mortgage-backed securities	129,615,294	163,648	4,363,570	125,415,372
Obligations of state and political institutions	23,603,754	191,066	45,355	23,749,465
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	4,069,100	—	—	4,069,100
Other securities	1,553,560	80,084	1,214	1,632,430

Total	$159,972,408	$434,798	$4,410,139	$155,997,067

The following table presents information regarding securities held to maturity:

September 30, 2006	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,943,113	$—	$557,554	$12,385,559
CMOs (Federal Home Loan Mortgage Company)	23,208,628	—	1,078,464	22,130,164
Federal National Mortgage Association	215,311,432	239,202	4,565,520	210,985,114
Federal Home Loan Mortgage Company	147,246,445	74,937	4,498,093	142,823,289
Government National Mortgage Association	11,232,570	247,864	714	11,479,720

Total mortgage-backed securities	409,942,188	562,003	10,700,345	399,803,846
Federal Home Loan Bank	19,988,245	—	89,808	19,898,437
Federal Farm Credit Bank	20,000,000	—	268,750	19,731,250

Total obligations of U.S. government corporations and agencies	449,930,433	562,003	11,058,903	439,433,533
Debt securities issued by foreign governments	500,000	—	5,237	494,763

Total	$450,430,433	$562,003	$11,064,140	$439,928,296

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

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30,

	2006		2005

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$615,324	53.4%	$527,466	50.6%
Equipment lease financing	212,588	18.5	176,316	16.9
Real estate - residential mortgage	158,393	13.8	196,151	18.8
Real estate- commercial mortgage	121,051	10.5	118,574	11.4
Real estate - construction	3,733	0.3	2,309	0.2
Installment - individuals	14,156	1.2	11,766	1.1
Loans to depository institutions	27,000	2.3	10,000	1.0

Loans, net of unearned discounts	$1,152,245	100.0%	$1,042,582	100.0%

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

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2006, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.48% and the allowance was $16.6 million, including a general allowance of $1.8 million carried over as a result of the acquisition of Sterling Resource Funding Corp. At such date, the Company’s nonaccrual loans amounted to $4.5 million; $0.4 million of such loans was judged to be impaired within the scope of SFAS No. 114. Loans 90 days past due and still accruing amounted to $2.0 million. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other potential credit risks associated with the portfolio as of September 30, 2006. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first nine months of 2006. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $0.5 million at September 30, 2006.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

           The following table provides certain information with respect to the Company’s deposits:

	September 30,

	2006		2005

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$507,367	35.3%	$540,030	36.6%
NOW	189,952	13.3	158,660	10.7
Savings	20,711	1.4	26,939	1.8
Money market	194,291	13.6	226,202	15.3
Time deposits	520,091	36.2	522,643	35.4

Total domestic deposits	1,432,412	99.8	1,474,474	99.8
Foreign
Time deposits	3,031	0.2	3,018	0.2

Total deposits	$1,435,443	100.0%	$1,477,492	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 30 and 31.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 34. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2006, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Three Months Ended September 30, (Unaudited) (dollars in thousands)

	2006			2005

ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$2,346	$23	3.80%	$3,455	$16	1.45%
Securities available for sale	140,167	1,660	4.74	190,371	2,055	4.32
Securities held to maturity	464,408	5,231	4.51	504,688	5,626	4.46
Securities tax-exempt [2]	24,728	396	6.35	24,701	416	6.68

Total investment securities	629,303	7,287	4.63	719,760	8,097	4.50
Federal funds sold	978	13	5.15	6,935	61	3.43
Loans, net of unearned discounts [3]	1,051,501	22,600	8.94	978,139	18,392	7.76

TOTAL INTEREST-EARNING ASSETS	1,684,128	29,923	7.24%	1,708,289	26,566	6.30%

Cash and due from banks	59,133			60,457
Allowance for loan losses	(18,516)			(17,100)
Goodwill	22,958			21,158
Other assets	92,616			82,170

Total assets-continuing operations	1,840,319			1,854,974
Assets-discontinued operations	108,481			109,143

TOTAL ASSETS	$1,948,800			$1,964,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$22,559	25	0.44%	$28,148	31	0.44%
NOW	210,116	1,097	2.07	143,101	278	0.77
Money market	201,523	1,285	2.53	247,613	873	1.40
Time	496,304	5,162	4.13	531,234	3,763	2.81
Foreign
Time	3,030	8	0.99	3,016	8	1.42

Total interest-bearing deposits	933,532	7,577	3.22	953,112	4,953	2.06

Borrowings
Securities sold under agreements to repurchase - customers	89,672	975	4.31	87,049	548	2.50
Securities sold under agreements to repurchase - dealers	81,701	1,114	5.41	57,755	518	3.56
Federal funds purchased	22,568	305	5.29	23,438	209	3.55
Commercial paper	50,076	610	4.84	34,341	238	2.74
Short-term borrowings - FHLB	52,953	726	5.43	5,435	51	3.77
Short-term borrowings - other	395	5	5.35	674	7	3.58
Long-term borrowings - FHLB	25,543	297	4.65	80,000	834	4.17
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38

Total borrowings	348,682	4,555	5.20	314,466	2,928	3.71

Interest-bearing liabilities allocated to discontinued operations	(99,377)	(856)	3.74	(97,137)	(661)	2.66

TOTAL INTEREST-BEARING LIABILITIES	1,182,837	11,276	3.22%	1,170,441	7,220	2.46%

Noninterest-bearing deposits	424,834			461,418
Other liabilities	96,492			82,278
Liabilities-discontinued operations	99,377			97,137

Total liabilities	1,803,540			1,811,274

Shareholders’ equity	145,260			152,843

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,948,800			$1,964,117

Net interest income/spread		18,647	4.02%		19,346	3.84%

Net yield on interest-earning assets (margin)			4.49%			4.55%

Less: Tax equivalent adjustment		155			162

Net interest income		$18,492			$19,184

[1]

The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
30

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Nine Months Ended September 30, (Unaudited) (dollars in thousands)

	2006			2005

ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$2,390	$73	4.41%	$3,000	$38	1.71%
Securities available for sale	151,265	5,231	4.61	197,229	6,454	4.36
Securities held to maturity	486,263	16,526	4.53	492,838	16,569	4.48
Securities tax-exempt [2]	28,721	1,400	6.52	25,415	1,350	7.10

Total investment securities	666,249	23,157	4.63	715,482	24,373	4.54
Federal funds sold	2,454	88	4.71	13,810	283	2.71
Loans, net of unearned discounts [3]	1,018,876	63,569	8.84	923,133	50,471	7.75

TOTAL INTEREST-EARNING ASSETS	1,689,969	86,887	7.10%	1,655,425	75,165	6.25%

Cash and due from banks	62,442			61,895
Allowance for loan losses	(17,711)			(17,332)
Goodwill	22,671			21,158
Other assets	90,439			80,433

Total assets-continuing operations	1,847,810			1,801,579
Assets-discontinued operations	111,676			110,302

TOTAL ASSETS	$1,959,486			$1,911,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$23,956	76	0.42%	$28,583	85	0.40%
NOW	189,741	2,522	1.78	146,845	740	0.67
Money market	216,014	3,264	2.02	229,700	1,753	1.02
Time	507,732	14,323	3.77	516,273	9,888	2.56
Foreign
Time	3,027	23	1.03	3,010	25	1.09

Total interest-bearing deposits	940,470	20,208	2.87	924,411	12,491	1.81

Borrowings
Securities sold under agreements to repurchase - customers	83,760	2,437	3.89	86,540	1,302	2.01
Securities sold under agreements to repurchase - dealers	91,634	3,442	5.02	50,237	1,187	3.16
Federal funds purchased	18,291	691	4.98	15,739	387	3.25
Commercial paper	47,225	1,553	4.40	35,714	620	2.32
Short-term borrowings - FHLB	40,264	1,561	5.18	4,180	107	3.44
Short-term borrowings - other	628	23	4.92	721	17	3.07
Long-term borrowings - FHLB	38,938	1,344	4.60	86,300	2,642	4.08
Long-term borrowings - sub debt	25,774	1,570	8.38	25,774	1,570	8.38

Total borrowings	346,514	12,621	4.87	305,205	7,832	3.42

Interest-bearing liabilities allocated to discontinued operations	(101,790)	(2,508)	3.36	(99,601)	(1,688)	2.23

TOTAL INTEREST-BEARING LIABILITIES	1,185,194	30,321	2.92%	1,130,015	18,635	2.26%

Noninterest-bearing deposits	436,006			448,038
Other liabilities	91,641			83,924
Liabilities-discontinued operations	101,790			99,601

Total liabilities	1,814,631			1,761,578

Shareholders’ equity	144,855			150,303

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,959,486			$1,911,881

Net interest income/spread		56,566	4.18%		56,530	3.99%

Net yield on interest-earning assets (margin)			4.60%			4.69%

Less: Tax equivalent adjustment		550			526

Net interest income		$56,016			$56,004

[1]	The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
31

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited) (in thousands)

	Increase/ (Decrease) Three Months Ended September 30, 2006 to September 30, 2005

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(6)	$13	$7

Securities available for sale	(584)	189	(395)
Securities held to maturity	(458)	63	(395)
Securities tax-exempt	—	(20)	(20)

Total investment securities	(1,042)	232	(810)

Federal funds sold	(68)	20	(48)

Loans, net of unearned discounts [3]	1,390	2,818	4,208

TOTAL INTEREST INCOME	$274	$3,083	$3,357

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(6)	$0	$(6)
NOW	178	641	819
Money market	(187)	599	412
Time	(262)	1,661	1,399
Foreign
Time	—	—	—

Total interest-bearing deposits	(277)	2,901	2,624

Borrowings
Securities sold under agreements to repurchase - customers	18	409	427
Securities sold under agreements to repurchase - dealers	265	331	596
Federal funds purchased	(8)	104	96
Commercial paper	139	233	372
Short-term borrowings - FHLB	642	33	675
Short-term borrowings - other	(4)	2	(2)
Long-term borrowings - FHLB	(625)	88	(537)
Long-term borrowings - sub debt	—	—	—

Total borrowings	427	1,200	1,627

Less: interest-bearing liabilities allocated to discontinued operations	(10)	(185)	(195)

TOTAL INTEREST EXPENSE	$140	$3,916	$4,056

NET INTEREST INCOME	$134	$(833)	$(699)

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
32

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited) (in thousands)

	Increase/ (Decrease) Nine Months Ended September 30, 2006 to September 30, 2005

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(10)	$45	$35

Securities available for sale	(1,574)	351	(1,223)
Securities held to maturity	(224)	181	(43)
Securities tax-exempt	76	(26)	50

Total investment securities	(1,722)	506	(1,216)

Federal funds sold	(321)	126	(195)

Loans, net of unearned discounts [3]	5,559	7,539	13,098

TOTAL INTEREST INCOME	$3,506	$8,216	$11,722

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(13)	$4	$(9)
NOW	267	1,515	1,782
Money market	(110)	1,621	1,511
Time	(166)	4,601	4,435
Foreign
Time	—	(2)	(2)

Total interest-bearing deposits	(22)	7,739	7,717

Borrowings
Securities sold under agreements to repurchase - customers	(43)	1,178	1,135
Securities sold under agreements to repurchase - dealers	1,315	940	2,255
Federal funds purchased	71	233	304
Commercial paper	247	686	933
Short-term borrowings – FHLB	1,374	80	1,454
Short-term borrowings – other	(2)	8	6
Long-term borrowings – FHLB	(1,598)	300	(1,298)
Long-term borrowings – sub debt	—	—	—

Total borrowings	1,364	3,425	4,789

Less: interest-bearing liabilities allocated to discontinued operations	(35)	(785)	(820)

TOTAL INTEREST EXPENSE	$1,307	$10,379	$11,686

NET INTEREST INCOME	$2,199	$(2,163)	$36

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
33

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of September 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
The Company	$164,841	12.63%	$104,437	8.00%	$130,546	10.00%
The bank	144,287	11.12	103,818	8.00	129,773	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	148,519	11.38	52,218	4.00	78,328	6.00
The bank	128,061	9.87	51,909	4.00	77,864	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	148,519	7.71	77,038	4.00	96,298	5.00
The bank	128,061	6.90	74,280	4.00	92,850	5.00

As of December 31, 2005

Total Capital (to Risk Weighted Assets):
The Company	$172,946	13.28%	$104,219	8.00%	$130,274	10.00%
The bank	135,307	10.99	98,520	8.00	123,150	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	156,659	12.03	52,110	4.00	78,165	6.00
The bank	119,910	9.74	49,260	4.00	73,890	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	156,659	7.96	78,680	4.00	98,350	5.00
The bank	119,910	6.33	75,722	4.00	94,653	5.00
34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2006, presented on page 40, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of September 30, 2006, the Company was a party to two interest rate floor agreements with notional amounts of $50,000,000 each and maturities of September 14, 2007 and September 14, 2008, respectively. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At September 30, 2006, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $141,250.  At September 30, 2006, there were no amounts receivable under these contracts. At September 30, 2005, the Company was not a party to any derivative contracts.

The interest rate floor agreements were not designated as hedges for accounting purposes and therefore changes in the fair values of the instruments are required to be recognized as income or expenses in the Company’s financial statements. At September 30, 2006 the aggregate fair value of the interest rate floors was $6,091, and $4,309 was credited against “Other Expenses” for the three months ended September 30, 2006, and $21,939 was charged to “Other Expenses” for the nine months ended September 30, 2006.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 2006, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 0.2% ($0.2 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 4.9% ($4.1 million) decline from an unchanged rate environment.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve would continue to adversely affect the Company’s results in 2006.

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

At September 30, 2006, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $44.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $58.8 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2006:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$45,774	$—	$—	$10,000	$35,774	(1)

Operating Leases	27,312	4,168	8,073	5,354	9,717

Total Contractual Cash Obligations	$73,086	$4,168	$8,073	$15,354	$45,491

(1) Of which $25,774 may be redeemed by the Company on or after March 31, 2007 at a price equal to principal amount plus accrued interest to the date of redemption.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2006:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential loans	$16,840	$16,840	$—	$—	$—
Commercial Loans	52,827	27,439	24,616	772	—

Total Loans	69,667	44,279	24,616	772	—
Standby Letters of Credit	32,928	30,656	2,272	—	—
Other Commercial Commitments	15,440	15,367	—	—	73

Total Commercial Commitments	$118,035	$90,302	$26,888	$772	$73

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$1,348	$—	$—	$—	$—	$1,348
Investment securities	16,738	14,845	100,794	468,528	5,523	606,428
Commercial and industrial loans	574,853	16,066	18,869	5,989	(453)	615,324
Equipment lease financing	2,132	7,875	223,531	11,471	(32,421)	212,588
Real estate-residential mortgage	36,865	5,339	90,779	25,410	—	158,393
Real estate-commercial mortgage	26,132	55,424	37,393	2,102	—	121,051
Real estate-construction loans	3,733	—	—	—	—	3,733
Installment-individuals	14,156	—	—	—	—	14,156
Loans to depository institutions	27,000	—	—	—	—	27,000
Noninterest-earning assets & allowance for loan losses	—	—	—	—	181,194	181,194

Total Assets	702,957	99,549	471,366	513,500	153,843	1,941,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	20,711	—	—	20,711
NOW [1]	—	—	189,952	—	—	189,952
Money market [1]	152,072	—	42,219	—	—	194,291
Time - domestic	227,134	183,768	109,057	132	—	520,091
- foreign	2,636	395	—	—	—	3,031
Securities sold under agreement to repurchase - customer	56,342	2,750	—	—	—	59,092
Securities sold under agreement to repurchase - dealer	58,385	—	—	—	—	58,385
Federal funds purchased	20,000	—	—	—	—	20,000
Commercial paper	44,366	—	—	—	—	44,366
Short-term borrowings – FHLB	30,000	—	—	—	—	30,000
Short-term borrowings – other	1,110	—	—	—	—	1,110
Long-term borrowings – FHLB	—	—	10,000	10,000	—	20,000
Long-term borrowings – subordinated debentures	—	—	—	—	25,774	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	754,412	754,412

Total Liabilities and Shareholders’ Equity	592,045	186,913	371,939	10,132	780,186	1,941,215

Net Interest Rate Sensitivity Gap	$110,912	$(87,364)	$99,427	$503,368	$(626,343)	$—

Cumulative Gap September 30, 2006	$110,912	$23,548	$122,975	$626,343	$—	$—

Cumulative Gap September 30, 2005	$130,636	$(23,842)	$70,744	$586,783	$—	$—

Cumulative Gap December 31, 2005	$37,715	$(51,516)	$82,734	$628,269	$—	$—

[1]	Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.
40

ITEM 4.	CONTROLS AND PROCEDURES

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the third quarter of 2006. At September 30, 2006, the maximum number of shares that may yet be purchased under the share repurchase program was 240,319.

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase. The latest increase was announced on June 16, 2005, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares.

Item 5. Other Information

On November 7, 2006, the Company entered into a Change in Control Severance and Retention Agreement (“Agreement”) with Dale C. Fredston (“Officer”), First Vice President and Corporate Secretary of the Company. The following summary is qualified in its entirety by reference to the Agreement, which is included as Exhibit 10 to this Quarterly Report on Form 10-Q and incorporated herein by reference. Capitalized terms used but not defined herein have the meanings provided in the Agreement. The Agreement provides in effect as follows (among other terms):

Upon the occurrence of any of a variety of actions that, if consummated, would constitute a Change in Control, the Officer will not voluntarily leave the employ of the Company, other than for Good Reason, until such Change in Control occurs or such action is terminated or abandoned. If within one year following a Change in Control the Officer’s employment is terminated pursuant to a Qualifying Termination, the company will pay the Officer a cash severance amount equal to her highest annual base salary during the 12-month period immediately prior to the Qualifying Termination. On the other hand, if the Officer remains employed for one year after a Change in Control, the Company will pay her a retention bonus equal to her highest annual base salary during the period commencing one year prior to a Change in Control and ending on the date of payment of the retention bonus.

Item 6. Exhibits

The following exhibits are filed as part of this report:

3.	(i)	Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004 (Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(ii)	By-Laws as in effect on August 5, 2004 (Filed as Exhibit 3(ii)(A) to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.		Change in Control Severance and Retention Agreement, dated as of November 7, 2006, between the Company and Dale C. Fredston.

11.		Statement Re: Computation of Per Share Earnings.

31.1		Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1		Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2		Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.
43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(Registrant)

Date November 9, 2006	/s/	Louis J. Cappelli
Louis J. Cappelli
Chairman and
Chief Executive Officer

Date November 9, 2006	/s/	John W. Tietjen
John W. Tietjen
Executive Vice President
and Chief Financial Officer
44

STERLING BANCORP AND SUBSIDIARIES EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page No.

10	Change in Control Severance and Retention Agreement dated as of November 7, 2006, between the Company and Dale C. Fredston	46

11	Statement re: Computation of Per Share Earnings.	58

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	59

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	60

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	61

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	62
45