Form 10-K
period 2006-12-31
STERLING BANCORP
filed 2007-03-16
CIK 93451

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006	Commission File No. 1-5273-1

STERLING BANCORP (Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization) 650 Fifth Avenue, New York, N.Y. (Address of principal executive offices)	13-2565216 (I.R.S. Employer Identification No.) 10019-6108 (Zip Code)

(212) 757-3300 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Shares, $1 par value per share,
    and attached Preferred Stock Purchase Rights
Cumulative Trust Preferred
    Securities 8.375% (Liquidation Amount
    $10 per Preferred Security) of Sterling
    Bancorp Trust I and Guarantee of Sterling
    Bancorp with respect thereto

New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

On June 30, 2006, the aggregate market value of the common equity held by non-affiliates of the Registrant was $330,858,216.

The Registrant has one class of common stock, of which 18,656,053 shares were outstanding at March 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Sterling Bancorp’s definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

T A B L E O F C O N T E N T S

P A R T I

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors on pages 10-16 and the section captioned “FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS” on page 20 and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp (the “parent company” or the “Registrant”) is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), which was organized in 1966. Sterling Bancorp and its subsidiaries derive substantially all of their revenue and income from providing banking and related financial services and products to customers primarily in New York, New Jersey and Connecticut (“the New York metropolitan area”). Throughout this report, the terms the “Company” or “Sterling” refer to Sterling Bancorp and its subsidiaries. The Company has operations in New York, New Jersey, Virginia and North Carolina and conducts business throughout the United States.

The parent company owns, directly or indirectly, all of the outstanding shares of Sterling National Bank (the “bank”), its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation and Sterling Real Estate Abstract Holding Company, Inc. (the “finance subsidiaries”) and Sterling Bancorp Trust I (the “trust”). Sterling National Mortgage Company, Inc. (“SNMC”), Sterling National Servicing, Inc. (“SNS-Virginia”), Sterling Factors Corporation (“Factors”), Sterling Trade Services, Inc. (“Trade Services”), Sterling Resource Funding Corp. (“Resource Funding”) and Sterling Holding Company of Virginia, Inc. are wholly-owned subsidiaries of the bank. Trade Services owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong. Sterling Holding Company of Virginia, Inc. owns all of the outstanding common shares of Sterling Real Estate Holding Company, Inc. Sterling Real Estate Abstract Holding Company, Inc., which commenced operations as of January 16, 2003, owns 51% of the outstanding common shares of SBC Abstract Company, LLC, which commenced operations as of January 17, 2004.

In September 2006, the business conducted by Sterling Financial Services Company, Inc. (“Sterling Financial”) was sold (see Note 2 beginning on page 49). The results of operations of Sterling Financial have been reported as a discontinued operation and all prior period amounts have been restated as appropriate.

Segment information appears in Note 22 of the Company’s consolidated financial statements.

GOVERNMENT MONETARY POLICY

The Company is affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). An important objective of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve Board have in the past had a significant effect on operations of financial institutions, including the bank, and will continue to do so in the future. Changing conditions in the national economy and in the money markets make it difficult to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Company. Foreign activities of the Company are not considered to be material.

BUSINESS OPERATIONS

The Bank

Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains twelve offices in New York, nine offices in New York City (six branches and an international banking facility in Manhattan and three branches in Queens), two branches in Nassau County, one in Great Neck and another in Woodbury, New York and one branch in Yonkers, New York. The executive office is located at 650 Fifth Avenue, New York, New York.

The bank provides a broad range of banking and financial products and services, including business and consumer lending, asset-based financing, factoring/accounts receivable management services, equipment leasing, commercial and residential mortgage lending and brokerage, deposit services, international trade financing, trust and estate administration, investment management and investment services. Business lending, depository and related financial services are furnished to a wide range of customers in diverse industries, including commercial, industrial and financial companies, and government and non-profit entities.

For the year ended December 31, 2006, the bank’s average earning assets represented approximately 100% of the Company’s average earning assets. Loans represented 61.5% and investment securities represented 38.1% of the bank’s average earning assets in 2006.

Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management. The bank provides loans to small and medium-sized businesses. The businesses are diversified across industries, and the loans generally range in size from $250,000 to $15 million. Business loans can be tailored to meet customers’ specific long- and short-term needs, and include secured and unsecured lines of credit, business installment loans, business lines of credit, and debtor-in-possession financing. Our loans are often collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets.

Through its factoring subsidiary (“Factors”), the bank provides accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate for the bookkeeping and collection services provided by Factors and, if applicable, its credit review of the client’s customer and assumption of customer credit risk. When Factors “factors” (i.e., purchases) an account receivable from a client, it records the receivable as an asset (included in “Loans held in portfolio, net of unearned discounts”), records a liability for the funds due to the client (included in “Accrued expenses and other liabilities”) and credits to noninterest income the nonrefundable factoring fee (included in “Factoring income”). Factors also may advance funds to its client prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees) and normally satisfying such advances by the collection of receivables. The accounts receivable factored are primarily for clients engaged in the apparel and textile industries.

Through a subsidiary, Sterling Resource Funding Corp., which was acquired on April 1, 2006, the bank provides financing and human resource business process outsourcing support services, exclusively for the temporary staffing industry. For over 25 years and throughout the United States, Resource Funding has provided full back-office, computer, tax and accounting services, as well as financing, to independently-owned staffing companies. The average contract term is 18 months for approximately 225 owners of staffing companies.

As of December 31, 2006, the outstanding loan balance (net of unearned discounts) for commercial and industrial lending was $622.1 million, representing approximately 54.3% of the bank’s total loan portfolio.

There are no industry concentrations in the commercial and industrial loan portfolio that exceed 10% of gross loans. Approximately 72% of the bank’s loans are to borrowers located in the New York metropolitan area. The bank has no foreign loans.

Equipment Leasing. The bank offers equipment leasing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances small and medium-sized equipment leases with an average term of 24 to 30 months. At December 31, 2006, the outstanding loan balance (net of unearned discounts) for equipment leases was $207.8 million, and equipment leases comprised approximately 18.1% of the bank’s total loan portfolio.

Residential and Commercial Mortgages. The bank’s real estate loan portfolio consists of real estate loans on one-to-four family residential properties and commercial properties. The residential mortgage banking and brokerage business is conducted through offices located principally in New York and North Carolina. Residential mortgage loans are originated primarily in the NY metropolitan area, Virginia and other mid-Atlantic states, almost all of these for resale. Commercial real estate financing is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos. At December 31, 2006, the outstanding loan balance for real estate mortgage loans was $246.6 million, representing approximately 21.5% of the bank’s total loans outstanding.

Deposit Services. The bank attracts deposits from customers located primarily in the New York metropolitan area, offering a broad array of deposit products, including checking accounts, money market accounts, NOW accounts, savings accounts, rent security accounts, retirement accounts, and certificates of deposit. The bank’s deposit services include account management and information, disbursement, reconciliation, collection and concentration, ACH and others designed for specific business purposes. The deposits of the bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act, as amended.

International Trade Finance. Through its international division, international banking facility and Hong Kong trade services subsidiary, the bank offers financial services to its customers and correspondents in the world’s major financial centers. These services consist of financing import and export transactions, issuing of letters of credit, processing documentary collections and creating banker’s acceptances. In addition, active bank account relationships are maintained with leading foreign banking institutions in major financial centers.

Trust Services. The bank’s trust department provides a variety of fiduciary, investment management, custody and advisory and corporate agency services to individuals and corporations. The bank acts as trustee for pension, profit-sharing, 401(k) and other employee benefit plans and personal trusts and estates. For corporations, the bank acts as trustee, transfer agent, registrar and in other corporate agency capacities.

The composition of income from the continuing operations of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,	2006	2005	2004

Interest and fees on loans	58%	51%	45%
Interest and dividends on investment securities	20	23	27
Other	22	26	28

	100%	100%	100%

At December 31, 2006, the bank and its subsidiaries had 535 employees, consisting of 206 officers and 329 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

COMPETITION

There is intense competition in all areas in which the Company conducts its business. As a result of the deregulation of the financial services industry under the Gramm-Leach-Bliley Act of 1999, the Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products, and geographic location.

SUPERVISION AND REGULATION

General

The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting the shareholders of the parent company. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the bank. It is intended only to briefly summarize some material provisions. Sterling Bancorp is a bank holding company and a financial holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Federal Reserve Board. Sterling Bancorp is also under the jurisdiction of the Securities and Exchange Commission and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Sterling Bancorp is listed on the New York Stock Exchange (NYSE) under the trading symbol “STL” and is subject to the rules of the NYSE for listed companies.

As a national bank, the bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Insured banks, including the bank, are subject to extensive regulation of many aspects of their business. These regulations, among other things, relate to: (a) the nature and amount of loans that may be made by the bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; (e) reserve requirements; and (f) dealings with officers, directors and affiliates.

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

As discussed below under “Financial Holding Company Regulation,” the Gramm-Leach-Bliley Act of 1999 amended the BHCA to permit a broader range of activities for bank holding companies that qualify as “financial holding companies.”

Financial Holding Company Regulation
The Gramm-Leach-Bliley Act:

•
allows bank holding companies, the depository institution subsidiaries of which meet management, capital and the Community Reinvestment Act (the “CRA”) standards, to engage in a substantially broader range of nonbanking financial activities than was previously permissible, including (a) insurance underwriting and agency, (b) making merchant banking investments in commercial companies, (c) securities underwriting, dealing and market making, and (d) sponsoring mutual funds and investment companies;

•	allows insurers and other financial services companies to acquire banks; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository subsidiaries must be and remain well capitalized and well managed and have received at least a satisfactory CRA rating, and (2) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.”

Requirements and standards to remain “well capitalized” are discussed below. To maintain financial holding company status, the bank must have at least a “satisfactory” rating under the CRA. Under the CRA, during examinations of the bank, the OCC is required to assess the bank’s record of meeting the credit needs of the communities serviced by the bank, including low- and moderate-income communities. Banks are given one of four ratings under the CRA: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The bank received a rating of outstanding on the most recent exam completed by the OCC.

Pursuant to an election made under the Gramm-Leach-Bliley Act, the parent company has been designated as a financial holding company. As a financial holding company, Sterling Bancorp may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are “financial in nature,” as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the Department of the Treasury) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. Under the Gramm-Leach-Bliley Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and sponsoring mutual funds and investment companies. Under the merchant banking authority added by the Gramm-Leach-Bliley Act, financial holding companies may invest in companies that engage in activities that are not otherwise permissible “financial” activities, subject to certain limitations, including that the financial holding company makes the investment with the intention of limiting the investment duration and does not manage the company on a day-to-day basis.

Generally, financial holding companies must continue to meet all the requirements for financial holding company status in order to maintain the ability to undertake new activities or acquisitions that are financial in nature and the ability to continue those activities that are not generally permissible for bank holding companies. If the parent company ceases to so qualify it would be required to obtain the prior approval of the Federal Reserve Board to engage in non-banking activities or to acquire more than 5% of the voting stock of any company that is engaged in non-banking activities. With certain exceptions, the Federal Reserve Board can only provide prior approval to applications involving activities that it had previously determined, by regulation or order, are so closely related to banking as to be properly incident thereto. Such activities are more limited than the range of activities that are deemed “financial in nature.”

Payment of Dividends and Transactions with Affiliates

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company’s cash requirements throughout its history.

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and, without adversely affecting its “well capitalized” status, as of December 31, 2006, the bank could pay dividends of approximately $10 million to the parent company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the parent company and the bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital.

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms only as favorable to the bank as transactions with non-affiliates.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things,

extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

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

The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in tiers, depending on type:

•
Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

•
Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Sterling Bancorp, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Sterling National Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that have the highest supervisory rating. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Sterling Bancorp, and the OCC has not advised Sterling National Bank, of any specific minimum leverage ratio applicable to it.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than that indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2006, the bank was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such a capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A,” would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach and do not “opt in” to that approach.

The comment periods for both notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intention to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

The Company is not an internationally active banking organization and has not made a determination as to whether it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Support of the Bank

The Federal Reserve Board has stated that a bank holding company should serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times by the Federal Reserve Board even though not expressly required by regulation. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits to certain other indebtedness of such subsidiary banks. The BHCA provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, under the National Bank Act, if the capital stock of the bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the parent company. If the assessment is not paid within three months, the OCC could order a sale of the capital stock of the bank held by the parent company to make good the deficiency.

FDIC Insurance

Under the FDIC’s risk-related insurance assessment system, insured depository institutions are required to pay annual assessments to the FDIC the amount of which depends on statutory factors, including the amount of insured deposits, capital ratios, and supervisory ratings. In November of 2006, the FDIC promulgated final regulations pursuant to the Federal Deposit Insurance Reform Act of 2005. Under the final regulations, a bank is assigned to one of four risk categories based on a combination of capital and supervisory evaluations.

The three capital categories are well capitalized, adequately capitalized, and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. A bank’s capital and supervisory subgroup is confidential and may not be disclosed.

Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund maintained by the FDIC, well capitalized and well managed banks, including the bank, have in recent years paid no premiums for FDIC insurance. However, under the final regulations, assessment rates for 2007 will range from 5 basis points per $100 of deposits for banks in Risk Category I to 43 basis points for banks assigned to Risk Category IV. Assessments may be offset by a one-time credit based on the bank’s (or its successor’s) year- end 1996 assessment base. The credit may be used to offset up to 100% of 2007 assessments and up to 90% of assessments in each of 2008, 2009 and 2010. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank.

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate for the first quarter of 2007 is 1.22 cents per $100 of deposits.

Under the Federal Deposit Insurance Act (the “FDIA”), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

In addition, the FDIA provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC-insured depository institution or in connection with any assistance provided by the FDIC to a commonly controlled institution “in danger of default” (as defined in the FDIA).

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

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same holding company.

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy

In accordance with the Gramm-Leach-Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Company. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including the imposition of enforcement actions and civil monetary penalties.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I.   Distribution of Assets, Liabilities and Shareholders’
      Equity; Interest Rates and Interest Differential

The information appears on pages 30 and 31 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

II.   Investment Portfolio

A summary of the Company’s investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears on page 25 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 5 beginning on page 51 of the Company’s consolidated financial statements.

III.  Loan Portfolio

A table setting forth the composition of the Company’s loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears on page 26 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A table setting forth the maturities and sensitivity to changes in interest rates of the Company’s commercial and industrial loans at December 31, 2006 appears on page 26 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. Additional information appears under “Loan Portfolio” on page 26 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under “Loans” in Note 1 and in Note 6 of the Company’s consolidated financial statements.

A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 27 in Management’s Discussion and Analysis of Financial Condition and Results of Operations; there were no foreign loans accounted for on a nonaccrual basis, and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

IV.   Summary of Loan Loss Experience

The information appears in Note 7 of the Company’s consolidated financial statements and beginning on page 27 under “Asset Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. A table setting forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years appears on page 28 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2006. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2006.

A table presenting the Company’s allocation of the allowance at the end of each of the five most recent fiscal years appears on page 29 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. This allocation is based on estimates by management that may vary based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in that loan category.

V.   Deposits

Average deposits and average rates paid for each of the three most recent years are presented on page 30 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in Note 8 of the Company’s consolidated financial statements.

The table providing selected information with respect to the Company’s deposits for each of the three most recent fiscal years appears on page 29 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest expense for the three most recent fiscal years is presented in Note 8 of the Company’s consolidated financial statements.

VI.   Return on Assets and Equity

The Company’s returns on average total assets and average shareholders’ equity, dividend payout ratio and average shareholders’ equity to average total assets for each of the five most recent years is presented in “Selected Financial Data” on page 19.

VII.   Short-Term Borrowings

Balance and rate data for significant categories of the Company’s Short-Term Borrowings for each of the three most recent years is presented in Note 9 of the Company’s consolidated financial statements.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

RISKS RELATED TO THE COMPANY’S BUSINESS

The Company Is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s management of interest rate risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company Is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those throughout the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2006, approximately 65% of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non- performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to commercial and industrial, construction and commercial real estate loans, see “Loan Portfolio” on page 26 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s Allowance for Loan Losses
May Be Insufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses, see “Asset Quality” beginning on page 27 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company May Not Be Able to Meet the Cash Flow
Requirements of Its Depositors and Borrowers or Meet Its
Operating Cash Needs to Fund Corporate Expansion and
Other Activities

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. The overall liquidity position of the bank and the parent company are regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Funding sources include Federal funds purchased, securities sold under repurchase agreements and non-core deposits. The bank is a member of the Federal Home Loan Bank of New York, which provides funding through advances to members that are collateralized with mortgage-related assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. The bank also can borrow through the Federal Reserve Bank’s discount window.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see “Liquidity Risk” beginning on page 33 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sterling Bancorp Relies on Dividends from Its Subsidiaries

Sterling Bancorp is a separate and distinct legal entity from its subsidiaries. It receives dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the parent company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Sterling National Bank and certain non-bank subsidiaries may pay to the parent company. Also, Sterling Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Sterling National Bank is unable to pay dividends to Sterling Bancorp, Sterling Bancorp may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from Sterling National Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation” on pages 3–9 and Note 14 of the Company’s consolidated financial statements.

The Company Is Subject to Environmental Liability Risk
Associated with Lending Activities

A portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. Future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Profitability Depends Significantly on
Local and Overall Economic Conditions

The Company’s success depends significantly on the economic conditions of the communities it serves and the general economic conditions of the United States. The Company has operations in New York City and the New York metropolitan area, as well as Virginia and other mid-Atlantic territories, and conducts business throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, acts of God or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

Severe Weather, Natural Disasters or Other Acts of God,
Acts of War or Terrorism and Other External Events Could
Significantly Impact the Company’s Business

Severe weather, natural disasters or other acts of God, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates in a Highly Competitive Industry
and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks have entered the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company does.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Company’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Company introduces new products and services relative to its competitors.

•	Customer satisfaction with the Company’s level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject to Extensive Government
Regulation and Supervision

The Company, primarily through the parent company and the bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Supervision and Regulation” on pages 3–9.

The Company’s Controls and Procedures May Fail or
Be Circumvented

The Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company May Be Subject to a Higher Effective Tax
Rate if Sterling Real Estate Holding Company, Inc. Fails to
Qualify as a Real Estate Investment Trust (“REIT”)

Sterling Real Estate Holding Company Inc. (“SREHC”) operates as a REIT for federal income tax purposes. SREHC was established to acquire, hold and manage mortgage assets and other authorized investments to generate net income for distribution to its shareholders.

For an entity to qualify as a REIT, it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2006, SREHC met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2006, SREHC had met the two annual income tests and the distribution test.

If SREHC fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, our effective tax rate would increase.

New Lines of Business or New Products and Services May
Subject the Company to Additional Risks

The Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to manage these risks successfully in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

Potential Acquisitions May Disrupt the Company’s
Business and Dilute Shareholder Value

The Company seeks merger or acquisition partners that are compatible and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to the Company’s business.

•	Potential diversion of the Company’s management time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Not Be Able to Attract and Retain
Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company has employment agreements with two of its senior officers.

The Company’s Information Systems May Experience an
Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the

Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s reputation, financial condition and results of operations.

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The Company’s future success depends, in part, upon its ability to address the needs of the customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to implement effectively new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to keep pace successfully with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company Is Subject to Claims and Litigation Pertaining
to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any fiduciary liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

RISKS ASSOCIATED WITH THE COMPANY’S
COMMON STOCK

The Company’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult to resell the Company’s common stock when desired and at an attractive price. The Company’s stock price can fluctuate significantly in response to a variety of factors, including, among other factors:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulation.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The Trading Volume in the Company’s Common
Stock Is Less Than That of Other Larger Financial
Services Companies

Although the Company’s common stock is listed for trading on the New York Stock Exchange (NYSE), the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

An Investment in the Company’s Common Stock Is Not an
Insured Deposit

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

The Company’s Certificate of Incorporation, By-Laws and
Shareholders Rights Plan as Well as Certain Banking Laws
May Have an Anti-Takeover Effect

Provisions of the Company’s certificate of incorporation and by-laws, federal banking laws, including regulatory approval requirements, and the Company’s stock purchase rights plan could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

RISKS ASSOCIATED WITH THE COMPANY’S INDUSTRY

The Earnings of Financial Services Companies Are
Significantly Affected by General Business and
Economic Conditions

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

Financial Services Companies Depend on the Accuracy
and Completeness of Information About Customers and
Counterparties

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Consumers May Decide Not to Use Banks to Complete
Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and related income generated from those deposits. The loss of these revenue streams and these lower-cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for these premises expires April 30, 2016. Rental commitments to the expiration date approximate $8,238,000.

The bank also maintains operating leases for nine branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau, Suffolk and Westchester counties (New York), in Charlotte (North Carolina) and in Richmond (Virginia) with an aggregate of approximately 143,000 square feet. The aggregate office rental commitments for these premises approximates $17,860,000. The leases have expiration dates ranging from 2007 through 2018 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the Company’s consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included pursuant to Instruction 3 to Item 401(b) of SEC Regulation S-K:

Name of Executive	Title	Age	Held Executive Office Since

Louis J. Cappelli	Chairman of the Board and Chief Executive Officer, Director	76	1967
John C. Millman	President, Director	64	1986
John W. Tietjen	Executive Vice President and Chief Financial Officer	62	1989
Howard M. Applebaum	Senior Vice President	48	2002
Eliot S. Robinson	Executive Vice President of Sterling National Bank	64	1998

All executive officers who are employees of the parent company are elected annually by the Board of Directors and serve at the pleasure of the Board. The executive officer who is not an employee of the parent company is elected annually by, and serves at the pleasure of, the board of directors of the bank. There are no arrangements or understandings between any of the foregoing executive officers and any other person or persons pursuant to which he was selected as an executive officer.

On March 14, 2007, the Compensation Committee of the Board of Directors extended the terms of the Company’s Employment Agreements with Mr. Cappelli and Mr. Millman to December 31, 2011 and December 31, 2009, respectively.

The Company’s 2006 Domestic Company Section 303A Annual CEO Certification was filed (without qualifications) with the NYSE. The certifications under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this annual report on Form 10-K.

P A R T I I

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The parent company’s common stock is traded on the New York Stock Exchange under the symbol STL. Information regarding the quarterly prices of the common stock is presented in Note 25 on page 77. Information regarding the average common shares outstanding and dividends per common share is presented in the Consolidated Statements of Income on page 39. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 14 on page 62. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 21 beginning on page 71. As of March 5, 2007, there were 1,522 shareholders of record of our common shares.

During the fiscal years ended December 31, 2005 and 2006, the following dividends were declared on our common shares on the dates indicated: February 17, 2005: $.18; May 5, 2005: $.18; August 18, 2005: $.18; and November 17, 2005: $.19; February 23, 2006: $.19; May 2, 2006: $.19; August 17, 2006: $.19; and November 16, 2006: $.19. The foregoing amounts of dividends per share reflect the effect of a 5% stock dividend paid on December 12, 2005.

Under its share repurchase program, the Company buys back common shares from time to time. The following table discloses all of the Company’s repurchases of its common shares during the fourth quarter of 2006.

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2006	—	$—	—	240,319
November 1-30, 2006	—	—	—	240,319
December 1-31, 2006	107,356	18.77	107,356	132,963

Total	107,356		107,356

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase. The latest increase was announced on February 15, 2007, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares. This increased the Company’s authority to repurchase shares to approximately 933,000 common shares.

For information regarding securities authorized for issuance under the Company’s equity compensation plan, see Item 12 on page 82.

The following line graph compares for the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Sterling’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the KBM 50 Index (a market-capitalization weighted bank-stock index):

	12/01	12/02	12/03	12/04	12/05	12/06

Sterling Bancorp	100.00	110.90	154.46	188.86	143.43	148.98
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
KBW 50	100.00	92.95	124.59	137.11	138.72	165.63

ITEM 6. SELECTED FINANCIAL DATA

The information appears on page 19. All such information should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 20–36 and supplementary quarterly data appears in Note 25 of the Company’s consolidated financial statements. All such information should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 32–34 under the caption “ASSET/LIABILITY MANAGEMENT.” All such information should be read in conjunction with the consolidated financial statements and notes thereto.

Sterling Bancorp S E L E C T E D F I N A N C I A L D A T A [1]

(dollars in thousands except per share data)	2006	2005	2004	2003	2002

SUMMARY OF OPERATIONS
Total interest income—continuing operations	$116,586	$101,888	$86,228	$80,251	$82,641
Total interest expense—continuing operations	42,021	26,463	18,351	16,115	17,421
Net interest income—continuing operations	74,565	75,425	67,877	64,136	65,220
Provision for loan losses—continuing operations	4,503	5,214	6,139	5,412	8,823
Net securities (losses)/gains—continuing operations	(443)	337	1,256	551	996
Noninterest income—continuing operations, excluding net securities (losses)/gains	34,101	33,679	32,683	30,946	27,241
Noninterest expenses—continuing operations	77,355	67,654	61,929	56,182	53,295
Income before taxes—continuing operations	26,365	36,573	33,748	34,039	31,339
Provision for income taxes—continuing operations	5,367	13,110	11,074	12,605	10,995
Income from continuing operations	20,998	23,463	22,674	21,434	20,344
(Loss)/income from discontinued operations, net of tax	(603)	564	1,930	2,469	1,497
Loss on sale of discontinued operations, net of tax	(9,635)	—	—	—	—
Net income	10,760	24,027	24,604	23,903	21,841
Income from continuing operations Per average common share—basic	1.12	1.22	1.19	1.13	1.07
—diluted	1.09	1.19	1.13	1.08	1.02
Net income
Per average common share—basic	0.57	1.25	1.29	1.26	1.15
—diluted	0.56	1.22	1.23	1.20	1.09
Dividends per common share	0.76	0.73	0.63	0.54	0.44

YEAR END BALANCE SHEETS
Investment securities	569,324	715,299	680,220	683,118	588,774
Loans held for sale	33,320	40,977	37,059	40,556	54,685
Loans held in portfolio, net of unearned discounts	1,112,602	1,012,057	906,762	772,919	683,052
Other assets—discontinued operations	1,663	116,250	114,596	127,053	107,541
Total assets, including discontinued operations	1,885,957	2,056,042	1,871,112	1,759,824	1,563,165
Noninterest-bearing deposits	546,443	510,884	511,307	474,092	401,568
Interest-bearing deposits	975,587	937,442	832,544	737,649	645,540
Long-term debt	45,774	85,774	135,774	135,774	140,774
Shareholders’ equity	132,263	147,587	148,704	143,262	129,220

AVERAGE BALANCE SHEETS
Investment securities	647,602	713,629	689,569	593,005	589,390
Loans held for sale	40,992	53,948	46,395	71,779	37,459
Loans held in portfolio, net of unearned discounts	1,002,688	890,085	778,272	673,412	600,475
Total assets, including discontinued operations	1,944,776	1,931,101	1,777,720	1,587,623	1,466,922
Noninterest-bearing deposits	439,064	452,632	415,664	370,554	315,757
Interest-bearing deposits	951,333	936,665	830,950	683,748	672,296
Long-term debt	59,938	106,514	135,774	139,870	140,153
Shareholders’ equity	143,178	149,836	142,536	134,150	126,274

RATIOS
Return on average total assets	1.13%	1.29%	1.36%	1.45%	1.50%
Return on average tangible shareholders’ equity[2]	17.43	18.23	18.68	18.97	19.35
Return on average shareholders’ equity	14.67	15.66	15.91	15.98	16.11
Dividend payout ratio	67.70	59.82	53.39	47.17	37.22
Average shareholders’ equity to average total assets	7.70	8.23	8.56	9.09	9.28
Net interest margin (tax-equivalent basis)	4.64	4.76	4.63	4.83	5.31
Loans/assets, year end[3]	60.81	54.29	53.73	49.82	50.68
Net charge-offs/loans, year end[4]	0.43	0.41	0.43	0.41	1.28
Nonperforming loans/loans, year end[3]	0.51	0.37	0.23	0.37	0.21
Allowance/loans, year end[4]	1.46	1.52	1.59	1.65	1.56

[1]	All data presented is from continuing operations unless indicated otherwise.
[2]	Average tangible shareholders’ equity is average shareholders’ equity less average goodwill.
[3]	In this calculation, the term “loans” means loans held for sale and loans held in portfolio.
[4]	In this calculation, the term “loans” means loans held in portfolio.

Sterling Bancorp
M A N A G E M E N T ’ S   D I S C U S S I O N   A N D   A N A L Y S I S   O F
F I N A N C I A L   C O N D I T I O N   A N D   R E S U L T S   O F   O P E R A T I O N S

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank (the “bank”). Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and selected financial data contained elsewhere in this annual report. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; and the success of the Company at managing the risks involved in the foregoing, as well as the risks and uncertainties described in Item 1A. Risk Factors on pages 10–16 and other risks and uncertainties described from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Company conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note 1 beginning on page 44. The accounting for factoring transactions also is discussed under “Business Operations—The Bank—Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management” on pages 1 and 2.

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

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The methodology used to determine the allowance for loan losses is outlined in Note 1 to the consolidated financial statements and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under the caption “Asset Quality” beginning on page 27.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Additional discussion on the accounting for income taxes is presented in Notes 1 and 18 of the Company’s consolidated financial statements.

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

As of April 3, 2006, Sterling Resource Funding Corp., a subsidiary of the bank, completed the acquisition of the business and certain assets of PL Services, L.P.

In September 2006, the Company sold the business conducted by Sterling Financial Services (“Sterling Financial”). In accordance with U.S. generally accepted accounting principles, the assets, liabilities and earnings/loss of the business conducted by Sterling Financial have been shown separately as discontinued operations in the consolidated balance sheets and consolidated statements of income for all periods presented.

For purposes of the following discussion, except for the section entitled “Discontinued Operations,” average balances, average rates, income and expenses associated with Sterling Financial have been excluded from continuing operations and reported separately for all periods presented.

The interest expense allocated to discontinued operations was based on the actual average balances, interest expenses and average rate on each category of interest-bearing liabilities, with the average rate applied to the aggregate average loan balances to determine the funding cost. Interest expense allocated to the funding supporting the Sterling Financial net loans for these periods was assigned based on the average net loan balances proportionately funded by all interest-bearing liabilities at an average rate equal to the cost of each applied to its average balance for the period. The “Rate/Volume Analysis” was prepared on the same basis, as was the Average Balance Sheets.

In 2006, the bank’s average earning assets represented approximately 100% of the Company’s average earning assets. Loans represented 61.5% and investment securities represented 38.1% of the bank’s average earning assets in 2006.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on page 31. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 30.

COMPARISON OF THE YEARS 2006 AND 2005

The Company reported income from continuing operations, after income taxes, for the year ended December 31, 2006 of $21.0 million, representing $1.09 per share, calculated on a diluted basis, compared to $23.5 million, or $1.19 per share, calculated on a diluted basis, for the year 2005. This decrease reflected higher interest and noninterest expenses and lower noninterest income, which were partially offset by an increase in interest income coupled with decreases in the provision for loan losses and the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $75.3 million for 2006 compared to $76.1 million for 2005. Net interest income was positively impacted by higher average loan balances at higher average yields and negatively impacted by lower average investment securities outstandings and higher rates paid on interest-bearing deposits and borrowed funds coupled with higher balances for interest-bearing deposits and borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.64% for 2006 compared to 4.76% for 2005. The net interest margin was impacted by the flattening of the yield curve, the higher interest rate environment in 2006, the lower level of noninterest-bearing demand deposits and the effect of higher average loan balances. The flattening yield curve and more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $117.3 million for 2006, up from $102.6 million for 2005. The tax-equivalent yield on interest-earning assets was 7.23% for 2006 compared to 6.41% for 2005.

Interest earned on the loan portfolio amounted to $86.9 million for 2006, up $17.1 million from the year ago period. Average loan balances amounted to $1,043.7 million, an increase of $99.7 million from an average of $944.0 million in the prior year. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. coupled with the Company’s other business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $7.9 million of the $17.1 million increase in interest earned on loans. The increase in the yield on the loan portfolio to 8.97% for 2006 from 7.99% for 2005 was primarily attributable to the mix (including the acquisition of Sterling Resource Funding Corp.) of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2006.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $30.1 million for 2006 from $32.4 million in the prior year. Average outstandings decreased to $647.6 million (38.1% of average earning assets for 2006) from $713.6 million (42.7% of average earning assets) in the prior year. The average life of the securities portfolio was approximately 4.7 years at December 31, 2006 compared to 4.4 years at December 31, 2005.

Total interest expense increased to $42.0 million for 2006 from $26.5 million for 2005, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits and borrowed funds.

Interest expense on deposits increased to $29.0 million for 2006 from $18.1 million for 2005 primarily due to an increase in the cost of those funds. The average rate paid on interest-bearing deposits was 3.05% which was 111 basis points higher than the prior year. The increase in average cost of deposits reflects the higher interest rate environment during 2006. Average interest-bearing deposit balances increased to $951.3 million for 2006 from $936.7 million for 2005.

Interest expense on borrowings increased to $15.5 million for 2006 from $11.0 million for 2005 primarily due to the higher interest rate environment during 2006. The average rate paid on borrowed funds was 4.94% which was 135 basis points higher than the prior year. The increase in average cost of borrowings reflects the higher interest rate environment during 2006. Average borrowed funds balances increased to $315.1 million for 2006 from $305.4 million in 2005.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for 2006 decreased to $4.5 million from $5.2 million for the prior year. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $33.7 million for 2006 from $34.0 million in 2005, primarily due to lower revenues from mortgage banking activities and bank owned life insurance coupled with higher losses from sales of available for sale securities. The decrease in mortgage banking income was principally due to lower volume of loans sold and the continued yield compression in the secondary market for loans which is impacting the entire industry. Partially offsetting these decreases was increased revenues from customer related service charges and fees primarily due to revenues attributable to the acquisition of Sterling Resource Funding Corp.

Noninterest Expenses

Noninterest expenses increased to $77.4 million for 2006 from $67.7 million in 2005. The increase was primarily due to higher salaries, employee benefits, equipment and occupancy costs related to investments in the Sterling franchise, including the new branches and the acquisition of Sterling Resource Funding Corp. Also contributing to higher employee benefits expense were increases in pension costs. During the third quarter of 2005, noninterest expenses were reduced by $1.0 million due to the reversal of litigation costs originally charged to noninterest expenses in 2001.

Provision for Income Taxes

The provision for income taxes for 2006 decreased by $7.7 million from 2005. The decrease was primarily due to: (1) a $3.7 million recapture (during the first quarter of 2006) of reserves for state and local taxes, net of federal tax effect, as a result of the resolution of certain state tax issues, (2) a $0.6 million recapture (during the third quarter of 2006) of state and local taxes, net of federal tax effect, as a result of the closure of certain tax years for local tax purposes and (3) the lower level of pre-tax income.

Discontinued Operations

In September 2006, the Company sold the business conducted by Sterling Financial. In accordance with U.S. generally accepted accounting principles, income after taxes from discontinued operations and the loss on disposal of discontinued operations, net of tax, are reported in the Consolidated Statements of Income after net income from continuing operations for all periods presented.

The loss from discontinued operations was $0.6 million for 2006, representing $0.04 per share, compared to income of $0.6 million, or $0.03 per share, for 2005. The decrease was due to lower net interest income and a higher provision for loan losses for 2006 compared to 2005.

The net after-tax loss on the disposal of discontinued operations was $9.6 million, or $0.50 per share.

Income taxes were calculated at the Company’s overall marginal tax rate of 45.14%. In addition, state and local taxes included the effect of the elimination of REIT benefits recognized in prior 2006 periods and the impact of required minimum state and local tax liabilities.

COMPARISON OF THE YEARS 2005 AND 2004

The Company reported income from continuing operations, after income taxes, for the year ended December 31, 2005 of $23.5 million, representing $1.19 per share, calculated on a diluted basis, compared to $22.7 million, or $1.13 per share, calculated on a diluted basis, for the year 2004. Net income benefitted from growth in net interest income, a lower provision for loan losses and higher noninterest income which were partially offset by increases in noninterest expenses and in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, increased to $76.1 million for 2005 from $68.7 million for 2004, due to higher average earning assets outstanding coupled with higher average yield on loans partially offset by higher balances for interest-bearing deposits coupled with higher rates paid on interest-bearing deposit balances and borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.76% for 2005, compared to 4.63% for 2004. Net interest margin was affected by the higher interest rate environment in 2005 and by increases in average investment securities, loan outstandings and noninterest-bearing deposits, substantially offset by the impact of higher average interest-bearing deposits.

Total interest income, on a tax-equivalent basis, aggregated $102.6 million for 2005, up from $87.1 million for 2004. The tax-equivalent yield on interest-earning assets was 6.41% for 2005 compared to 5.97% for 2004.

Interest earned on the loan portfolio amounted to $69.8 million for 2005, up $15.6 million from 2004. Average loan balances amounted to $944.0 million, an increase of $119.3 million from an average of $824.7 million in the prior year. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the Company’s business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $8.7 million of the $15.6 million increase in interest earned on loans. The increase in the yield on the domestic loan portfolio to 7.99% for 2005 from 7.18% for 2004 was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2005.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $32.4 million for 2005 from $32.7 million in the prior year. The decrease in yields on most of the securities portfolio reflects the impact of the continued flattening of the yield curve. Average outstandings increased to $713.6 million (42.7% of average earning assets for 2005) from $689.6 million (45.1% of average earning assets) in the prior year. The average life of the securities portfolio was approximately 4.4 years at December 31, 2005, compared to 4.0 years at December 31, 2004, reflecting the impact of purchases.

Total interest expense increased to $26.5 million for 2005 from $18.4 million for 2004, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits.

Interest expense on deposits increased to $18.1 million for 2005 from $11.2 million for 2004, primarily due to the higher interest rate environment in 2005, coupled with an increase in average balances, primarily for time deposits. The average rate paid on interest-bearing deposits was 1.94%, which was 60 basis points higher than the prior year. Average interest-bearing deposit balances increased to $936.7 million for the year 2005 from $831.0 million for 2004, primarily as a result of the Company’s branching initiatives and other business development activities.

Interest expense on borrowings increased to $11.0 million for 2005 from $8.4 million for 2004, primarily due to the higher interest rate environment during 2005. The average rate paid on borrowed funds was 3.59%, which was 80 basis points higher than the prior year.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for 2005 was $5.2 million compared to $6.1 million for 2004. Factors affecting the level of provision for loan losses included growth in the loan portfolios, changes in loan mix, general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income was $34.0 million for 2005, compared to $33.9 million for 2004. Noninterest income benefitted from higher revenues from mortgage banking activities and bank owned life insurance. Those increases were partially offset by lower gains on sales of securities and customer related service charges and fees.

Noninterest Expenses

Noninterest expenses increased $5.7 million for 2005 compared to 2004. The increase was primarily due to higher salaries and professional fees related to compliance efforts and investments in the Sterling franchise, including the new branches, with higher expenses related to salaries, employee benefits, occupancy, equipment and marketing and advertising costs. These increases were partially offset by a reversal during the third quarter of 2005 of $1.0 million of litigation settlement costs originally charged to noninterest expenses in 2001. The increase in other expenses was principally due to increases in appraisal fees, credit reports, mortgage taxes, insurance and interest on potential tax liability.

Provision for Income Taxes

The provision for income taxes for 2005 increased by $2.0 million from 2004. The higher provision for taxes for 2005 was due in part to higher income before income taxes for that year. In addition, based on management’s in-depth reviews of required tax reserves, including consultations with various outside professionals, these reserves were reduced through the provision for the fourth quarter of 2005 by approximately $1.1 million, whereas, in view of the resolution of certain state tax issues for tax years 1999-2001, these reserves were reduced through the provision for the second quarter of 2004 by approximately $1.5 million.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are composed principally of U.S. government and U.S. government corporation and agency guaranteed mortgage-backed securities, along with other debt and equity securities. At December 31, 2006, the Company’s portfolio of securities totaled $569.3 million, of which U.S. government corporation and agency guaranteed mortgage-backed securities and collateralized mortgage obligations having an average life of approximately 4.8 years amounted to $516.8 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $0.6 million and $9.9 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. “Available for sale” securities included gross unrealized gains of $0.4 million and gross unrealized losses of $4.1 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary.

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 5 beginning on page 51.

The following table sets forth the composition of the Company’s investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,	2006		2005		2004

	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
U.S. Treasury securities	$—	—%	$—	—%	$2,492	0.37%
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	21,159	3.72	22,871	3.20	35,255	5.18
CMOs (Federal Home Loan Mortgage Corporation)	44,444	7.81	48,687	6.80	68,882	10.13
Federal National Mortgage Association	251,615	44.19	299,372	41.85	194,469	28.59
Federal Home Loan Mortgage Corporation	184,667	32.44	215,528	30.13	236,796	34.82
Government National Mortgage Association	14,922	2.62	19,645	2.74	38,191	5.61

Total mortgage-backed securities	516,807	90.78	606,103	84.72	573,593	84.33
Federal Home Loan Bank	9,992	1.76	39,689	5.55	34,846	5.12
Federal Farm Credit Bank	15,000	2.63	29,795	4.17	29,902	4.40

Total obligations of U.S. government corporations and government sponsored enterprises	541,799	95.17	675,587	94.44	638,341	93.85
Obligations of state and political subdivisions	21,601	3.79	31,307	4.38	27,471	4.04
Trust preferred securities	1,248	0.22	—	—	3,023	0.44
Federal Reserve Bank stock	1,131	0.19	1,131	0.16	1,131	0.16
Federal Home Loan Bank stock	2,719	0.48	5,950	0.83	6,188	0.91
Other securities	326	0.06	324	0.05	324	0.05
Debt securities issued by foreign governments	500	0.09	1,000	0.14	1,250	0.18

Total	$569,324	100.00%	$715,299	100.00%	$680,220	100.00%

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

The Company’s commercial and industrial loan portfolio represents approximately 54% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $15 million. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 18% of all loans. The leasing and commercial and industrial loan portfolios are included in corporate lending for segment reporting purposes as presented in Note 22 beginning on page 72. The Company’s real estate loan portfolio, which represents approximately 22% of all loans, is secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 49), sets forth the composition of the Company’s loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years:

December 31,	2006		2005		2004		2003		2002

	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
Domestic
Commercial and industrial	$622,148	54.29%	$515,615	48.96%	$479,743	50.83%	$436,200	53.62%	$392,135	53.15%
Lease financing	207,771	18.13	190,391	18.08	162,961	17.27	148,737	18.29	128,749	17.45
Real estate— residential mortgage	153,376	13.39	188,723	17.92	149,387	15.83	107,766	13.25	110,484	14.98
Real estate— commercial mortgage	93,215	8.13	110,871	10.53	113,933	12.07	94,145	11.57	74,928	10.16
Real estate— construction	30,031	2.62	2,309	0.22	2,320	0.24	2,368	0.29	2,400	0.32
Installment— individuals	12,381	1.08	13,125	1.25	15,477	1.64	14,259	1.75	9,041	1.23
Loans to depository institutions	27,000	2.36	32,000	3.04	20,000	2.12	10,000	1.23	20,000	2.71

Total	$1,145,922	100.00%	$1,053,034	100.00%	$943,821	100.00%	$813,475	100.00%	$737,737	100.00%

The following table sets forth the maturities of the Company’s commercial and industrial loans, as of December 31, 2006:

	Due One Year or Less	Due One to Five Years	Due After Five Years	Total Gross Loans

	(in thousands)
Commercial and industrial	$501,173	$104,555	$16,749	$622,477

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

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 49), sets forth the amount of domestic nonaccrual and past due loans of the Company at the end of each of the five most recent fiscal years; there were no foreign loans accounted for on a nonaccrual basis, and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

December 31,	2006	2005	2004	2003	2002

	(dollars in thousands)
Gross loans	$1,177,705	$1,081,701	$967,184	$833,675	$755,553

Nonaccrual loans
Commercial and industrial	$1,490	$611	$67	$1,695	$156
Lease financing	2,933	2,109	1,304	783	275
Real estate—residential mortgage	1,011	740	704	489	949
Installment—individuals	427	397	72	49	155

Total nonaccrual loans	5,861	3,857	2,147	3,016	1,535
Past due 90 days or more (other than the above)	989	821	1,672	127	286

Total	$6,850	$4,678	$3,819	$3,143	$1,821

Interest income that would have been earned on nonaccrual loans outstanding	$545	$294	$185	$146	$123

Applicable interest income actually realized on nonaccrual loans outstanding	$335	$95	$92	$93	$71

Nonaccrual and past due loans as a percentage of total gross loans	0.58%	0.43%	0.39%	0.38%	0.24%

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

Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At December 31, 2006, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.46% and the allowance was $16.3 million. At such date, the Company’s nonaccrual loans amounted to $5.9 million; $0.6 million of such loans was judged to be impaired within the scope of SFAS No. 114. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate as of December 31, 2006. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in 2006. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- million and $0.3 million at December 31, 2006 and 2005, respectively.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 49), sets forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years:

Years Ended December 31,	2006	2005	2004	2003	2002

	(dollars in thousands)
Average loans held in portfolio, net of unearned discounts, during year	$1,002,688	$890,085	$778,272	$673,412	$600,475

Allowance for loan losses:
Balance at beginning of year	$15,369	$14,437	$12,730	$10,644	$10,814

Charge-offs:
Commercial and industrial	1,298	815	2,336	2,066	7,938
Lease financing	4,618	3,732	2,446	1,155	930
Real estate—residential mortgage	24	13	8	547	856
Installment	—	—	9	38	58

Total charge-offs	5,940	4,560	4,799	3,806	9,782

Recoveries:
Commercial and industrial	818	258	800	552	871
Lease financing	310	76	44	25	69
Real estate—residential mortgage	—	—	—	—	16
Installment	38	39	43	61	69

Total recoveries	1,166	373	887	638	1,025

Subtract:
Net charge-offs	4,774	4,187	3,912	3,168	8,757

Provision for loan losses	4,503	5,214	6,139	5,412	8,823

Add allowance from acquisition	1,845	—	—	—	—

Less loss on transfers to other real estate owned	655	95	520	158	236

Balance at end of year	$16,288	$15,369	$14,437	$12,730	$10,644

Ratio of net charge-offs to average loans held in portfolio, net of unearned discounts, during year	0.48%	0.47%	0.50%	0.47%	1.46%

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 49), presents the Company’s allocation of the allowance for loan losses. This allocation is based on estimates by management and may vary from year to year based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company’s loans held in portfolio may not necessarily be indicative of actual future charge-offs in a loan category.

December 31,	2006		2005		2004		2003		2002

	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans

	(dollars in thousands)
Domestic
Commercial and industrial	$7,615	1.15%	$8,277	1.61%	$7,745	1.61%	$6,908	1.58%	$5,072	1.29%
Loans to depository institutions	135	0.50	112	0.35	120	0.60	80	0.80	150	0.75
Lease financing	6,356	2.66	4,636	2.43	4,073	2.50	2,686	1.80	1,961	1.52
Real estate—residential mortgage	1,468	1.23	1,437	0.76	1,412	0.94	1,228	1.13	1,241	1.12
Real estate—commercial mortgage	501	0.50	509	0.45	772	0.67	1,082	1.14	759	1.01
Real estate—construction	150	0.50	10	0.43	15	0.65	24	1.01	23	0.96
Installment—individuals	—	—	110	0.45	100	0.64	14	0.10	10	0.11
Unallocated	63	—	278	—	200	—	708	—	1,428	—

Total	$16,288	1.46%	$15,369	1.52%	$14,437	1.59%	$12,730	1.65%	$10,644	1.56%

Deposits

A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits at the end of each of the three most recent fiscal years:

December 31,	2006		2005		2004

	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
Domestic
Demand	$546,443	35.9%	$510,884	35.3%	$511,307	38.0%
NOW	233,990	15.4	208,217	14.4	136,616	10.2
Savings	19,007	1.3	25,296	1.7	28,168	2.1
Money Market	194,604	12.8	202,660	14.0	192,483	14.3
Time deposits by remaining maturity Within 3 months	203,038	13.3	252,383	17.4	163,408	12.2
After 3 months but within 1 year	243,806	16.0	173,301	12.0	162,198	12.1
After 1 year but within 2 years	78,808	5.2	67,897	4.7	137,074	10.2
After 2 years but within 3 years	1,035	0.1	4,269	0.3	7,755	0.6
After 3 years but within 4 years	337	—	144	—	1,449	0.1
After 4 years but within 5 years	353	—	233	—	336	—
After 5 years	35	—	20	—	50	—

Total domestic deposits	1,521,456	100.0	1,445,304	99.8	1,340,844	99.8

Foreign
Time deposits by remaining maturity Within 3 months	395	—	1,645	0.1	1,645	0.1
After 3 months but within 1 year	179	—	1,377	0.1	1,362	0.1

Total foreign deposits	574	—	3,022	0.2	3,007	0.2

Total deposits	$1,522,030	100.0%	$1,448,326	100.0%	$1,343,851	100.0%

Fluctuations of balances in total or among categories at any date can occur based on the Company’s mix of assets and liabilities, as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 30.

Sterling Bancorp C O N S O L I D A T E D A V E R A G E B A L A N C E S H E E T S A N D A N A L Y S I S O F N E T I N T E R E S T E A R N I N G S [1]

Years Ended December 31,	2006			2005			2004

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
ASSETS
Interest-bearing deposits with other banks	$2,624	$103	4.48%	$3,040	$65	1.96%	$3,120	$19	0.70%
Investment securities
Available for sale	146,820	6,841	4.66	192,354	8,438	4.39	266,823	11,729	4.36
Held to maturity	473,608	21,496	4.54	495,187	22,181	4.48	392,869	18,829	4.79
Tax-exempt[2]	27,174	1,760	6.47	26,088	1,816	6.96	29,877	2,135	7.14
Federal funds sold	4,041	195	4.84	10,986	309	2.81	10,943	133	1.21
Loans, net of unearned discounts[3]
Domestic	1,043,680	86,882	8.97	944,033	69,787	7.99	824,667	54,209	7.18

TOTAL INTEREST- EARNING ASSETS	1,697,947	117,277	7.23%	1,671,688	102,596	6.41%	1,528,299	87,054	5.97%

Cash and due from banks	64,598			62,162			58,331
Allowance for loan losses	(16,741)			(15,730)			(13,878)
Goodwill	22,714			21,158			21,158
Other	90,812			81,126			70,910

Total assets—continuing operations	1,859,330			1,820,404			1,664,820
Assets—discontinued operations	85,446			110,697			112,900

TOTAL ASSETS	$1,944,776			$1,931,101			$1,777,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing deposits
Domestic
Savings	$23,050	101	0.44%	$28,150	113	0.40%	$31,203	120	0.38%
NOW	197,587	3,787	1.92	160,944	1,576	0.98	134,096	622	0.46
Money market	213,530	4,696	2.20	227,520	2,456	1.08	213,331	1,280	0.60
Time	514,452	20,399	3.97	517,038	13,957	2.70	449,319	9,118	2.03
Foreign
Time	2,714	28	1.03	3,013	33	1.09	3,001	33	1.09

Total interest-bearing deposits	951,333	29,011	3.05	936,665	18,135	1.94	830,950	11,173	1.34

Borrowings
Securities sold under agreements to repurchase—customers	86,418	3,501	4.05	85,365	1,907	2.23	84,559	1,020	1.21

Securities sold under agreements to repurchase—dealers	74,057	3,739	5.05	52,199	1,794	3.44	29,601	399	1.35
Federal funds purchased	15,133	769	5.08	17,992	647	3.60	9,946	146	1.47
Commercial paper	44,539	2,020	4.53	37,302	973	2.61	30,069	364	1.21
Short-term borrowings—FHLB	34,444	1,796	5.21	5,277	203	3.84	11,986	234	1.95
Short-term borrowings—other	613	30	4.96	744	25	3.35	643	9	1.40
Long-term borrowings—FHLB	34,164	1,569	4.59	80,740	3,331	4.13	110,000	4,145	3.77
Long-term borrowings—subordinated debentures	25,774	2,094	8.38	25,774	2,094	8.38	25,774	2,094	8.38

Total borrowings	315,142	15,518	4.94	305,393	10,974	3.59	302,578	8,411	2.79

Interest-bearing liabilities allocated to discontinued operations	(78,054)	(2,508)	3.17	(99,317)	(2,646)	2.63	(103,042)	(1,233)	1.20

Total Interest-Bearing Liabilities	1,188,421	42,021	3.54%	1,142,741	26,463	2.32%	1,030,486	18,351	1.73%

Noninterest-bearing demand deposits	439,064	—		452,632	—		415,664	—

Total including noninterest-bearing demand deposits	1,627,485	42,021	2.74%	1,595,373	26,463	1.83%	1,446,150	18,351	1.26%

Other liabilities	95,302			85,994			84,977
Liabilities—discontinued operations	78,811			99,898			104,057

Total Liabilities	1,801,598			1,781,265			1,635,184
Shareholders’ equity	143,178			149,836			142,536

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,944,776			$1,931,101			$1,777,720

Net interest income/spread		75,256	3.69%		76,133	4.09%		68,703	4.24%

Net yield on interest-earning assets			4.64%			4.76%			4.63%

Less: Tax-equivalent adjustment		691			708			826

Net interest income		$74,565			$75,425			$67,877

[1]
The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to prior period amounts to conform to current presentation.

[2]	Interest on tax-exempt securities included herein is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

Sterling Bancorp C O N S O L I D A T E D R A T E / V O L U M E A N A L Y S I S [1]

Increase (Decrease) from Years Ended,	December 31, 2005 to December 31, 2006			December 31, 2004 to December 31, 2005

	Volume	Rate	Total[2]	Volume	Rate	Total[2]

	(in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks	$(11)	$49	$38	$(1)	$47	$46

Investment securities
Available for sale	(2,092)	495	(1,597)	(3,369)	78	(3,291)
Held to maturity	(978)	293	(685)	4,625	(1,273)	3,352
Tax-exempt	3	(59)	(56)	(268)	(51)	(319)

Total	(3,067)	729	(2,338)	988	(1,246)	(258)

Federal funds sold	(261)	147	(114)	1	175	176

Loans, net of unearned discounts[3] Domestic	7,907	9,188	17,095	8,692	6,886	15,578

TOTAL INTEREST INCOME	$4,568	$10,113	$14,681	$9,680	$5,862	$15,542

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(22)	$10	$(12)	$(13)	$6	$(7)
NOW	424	1,787	2,211	143	811	954
Money market	(160)	2,400	2,240	88	1,088	1,176
Time	(71)	6,513	6,442	1,502	3,337	4,839
Foreign
Time	(3)	(2)	(5)	—	—	—

Total interest-bearing deposits	168	10,708	10,876	1,720	5,242	6,962

Borrowings
Securities sold under agreements to repurchase—customers	23	1,571	1,594	7	880	887
Securities sold under agreements to repurchase—dealers	919	1,026	1,945	460	935	1,395
Federal funds purchased	(114)	236	122	179	322	501
Commercial paper	219	828	1,047	105	504	609
Short-term borrowings—FHLB	1,497	96	1,593	(178)	147	(31)
Short-term borrowings—other	(5)	10	5	6	10	16
Long-term borrowings—FHLB	(2,099)	337	(1,762)	(1,426)	612	(814)
Long-term borrowings—subordinated debentures	—	—	—	—	—	—

Total borrowings	440	4,104	4,544	(847)	3,410	2,563

Interest-bearing liabilities allocated to discontinued operations	618	(480)	138	48	(1,461)	(1,413)

TOTAL INTEREST EXPENSE	$1,226	$14,332	$15,558	$921	$7,191	$8,112

NET INTEREST INCOME	$3,342	$(4,219)	$(877)	$8,759	$(1,329)	$7,430

[1]	Amounts are presented on a tax-equivalent basis.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at December 31, 2006, presented on page 36, indicates that net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

During the third quarter of 2005, the Company entered into two interest rate floor agreements with notional amounts of $50,000,000 each and maturities of September 14, 2007 and September 14, 2008, respectively. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At December 31, 2006, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $141,250. At December 31, 2006, there were no amounts receivable under these contracts. There were no amounts received during either 2006 or 2005.

The interest rate floor agreements were not designated as hedges for accounting purposes and therefore changes in the fair values of the instruments are required to be recognized as income or expense in the Company’s financial statements. At

December 31, 2006, the aggregate fair value of the interest rate floors was $2,668; $25,362 was charged to “Other expenses.”

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2006, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.7% ($2.3 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 6.8% ($5.7 million) decline from an unchanged rate environment.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to adversely affect the Company’s results in 2007.

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

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company’s cash requirements throughout its history.

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits, as defined, for the year to date combined with its retained net profits for the preceding two calendar years.

At December 31, 2006, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $27.6 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $46.4 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contracts as of December 31, 2006:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years

	(in thousands)
Long-Term Debt[1]	$45,774	$—	$—	$20,000	$25,774
Operating Leases	26,098	4,120	7,762	4,986	9,230

Total Contractual Cash Obligations	$71,872	$4,120	$7,762	$24,986	$35,004

[1] Based on contractual maturity date. The following table sets forth information regarding the Company’s obligations under other commercial commitments as of December 31, 2006:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years

	(in thousands)
Residential Loans	$14,635	$14,635	$—	$—	$—
Commercial Loans	61,549	28,027	32,739	783	—

Total Loan Commitments	76,184	42,662	32,739	783	—
Standby Letters of Credit	37,852	24,782	13,070	—	—
Other Commercial Commitments	17,312	17,276	—	—	36

Total Commercial Commitments	$131,348	$84,720	$45,809	$783	$36

While past performance is no guarantee of the future, management believes that the parent company’s funding sources (including dividends from all its subsidiaries) and the bank’s funding sources will be adequate to meet their liquidity requirements in the future.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital at December 31, 2006 and December 31, 2005 is presented in Note 21 beginning on page 71. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2006, the Company and the bank exceeded the requirements for “well capitalized” institutions.

IMPACT OF INFLATION AND CHANGING PRICES

The Company’s financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “RISKS RELATED TO THE COMPANY’S BUSINESS” beginning on page 10 and under the caption “ASSET/LIABILITY MANAGEMENT” beginning on page 32.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See “New Accounting Standards and Interpretations” in Note 1 of the Company’s consolidated financial statements for information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Sterling Bancorp
C O N S O L I D A T E D   I N T E R E S T   R A T E   S E N S I T I V I T Y

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$1,261	$—	$—	$—	$—	$1,261
Federal funds sold	20,000	—	—	—	—	20,000
Investment securities	5,860	19,855	91,266	448,167	4,176	569,324
Loans, net of unearned discounts:
Commercial and industrial	461,941	39,232	104,555	16,749	(329)	622,148
Equipment lease financing	1,075	7,731	218,562	11,858	(31,455)	207,771
Real estate—residential mortgage	32,250	9,209	88,099	23,818	—	153,376
Real estate—commercial mortgage	8,120	7,728	63,451	13,916	—	93,215
Real estate—construction	—	—	30,031	—	—	30,031
Installment—individuals	12,381	—	—	—	—	12,381
Loans to depository institutions	27,000	—	—	—	—	27,000
Noninterest-earning assets and allowance for loan losses	—	—	—	—	149,450	149,450

Total Assets	569,888	83,755	595,964	514,508	121,842	1,885,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings	—	—	19,007	—	—	19,007
NOW	—	—	233,990	—	—	233,990
Money market	154,069	—	40,535	—	—	194,604
Time—domestic	203,038	243,806	80,533	35	—	527,412
—foreign	395	179	—	—	—	574
Securities sold under agreements to repurchase—customers	50,803	2,000	—	—	—	52,803
Securities sold under agreements to repurchase—dealers	—	—	—	—	—	—
Commercial paper	27,562	—	—	—	—	27,562
Short-term borrowings—other	3,412	—	—	—	—	3,412
Long-term borrowings—FHLB	—	—	20,000	—	—	20,000
Long-term borrowings—subordinated debentures	—	—	—	—	25,774	25,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	780,819	780,819

Total Liabilities and Shareholders’ Equity	439,279	245,985	394,065	35	806,593	1,885,957

Net Interest Rate Sensitivity Gap	$130,609	$(162,230)	$201,899	$514,473	$(684,751)	$—

Cumulative Gap at December 31, 2006	$130,609	$(31,621)	$170,278	$684,751	$—	$—

Cumulative Gap at December 31, 2005	$37,715	$(51,516)	$82,734	$628,269	$—	$—

Cumulative Gap at December 31, 2004	$250,603	$160,810	$187,606	$663,246	$—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006, and the statements of condition of Sterling National Bank as of December 31, 2006 and 2005, notes thereto and the Report of Independent Registered Public Accounting Firm thereon appear on pages 38–79.

Sterling Bancorp C O N S O L I D A T E D B A L A N C E S H E E T S

December 31,	2006	2005

ASSETS
Cash and due from banks	$50,058,593	$68,562,037
Interest-bearing deposits with other banks	1,261,187	1,212,227
Federal funds sold	20,000,000	—
Securities available for sale (at estimated fair value; pledged: $90,583,854 in 2006 and $111,233,053 in 2005)	148,420,887	201,259,112
Securities held to maturity (pledged: $199,997,912 in 2006 and $301,246,338 in 2005) (estimated fair value: $411,650,690 in 2006 and $504,514,084 in 2005)	420,903,430	514,039,476

Total investment securities	569,324,317	715,298,588

Loans held for sale	33,319,789	40,977,538

Loans held in portfolio, net of unearned discounts	1,112,601,620	1,012,056,935
Less allowance for loan losses	16,287,974	15,369,096

Loans, net	1,096,313,646	996,687,839

Customers’ liability under acceptances	98,399	589,667
Goodwill	22,862,051	21,158,440
Premises and equipment, net	11,323,649	10,855,715
Other real estate	2,242,419	859,541
Accrued interest receivable	5,844,868	6,116,107
Bank owned life insurance	27,949,160	26,964,575
Other assets	43,696,511	50,509,981

Total assets from continuing operations	1,884,294,589	1,939,792,255
Assets—discontinued operations	1,662,697	116,250,231

	$1,885,957,286	$2,056,042,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$546,442,704	$510,883,966
Interest-bearing deposits	975,587,719	937,442,174

Total deposits	1,522,030,423	1,448,326,140

Securities sold under agreements to repurchase—customers	52,802,796	61,067,073
Securities sold under agreements to repurchase—dealers	—	88,729,000
Federal funds purchased	—	55,000,000
Commercial paper	27,561,567	38,191,016
Short-term borrowings—FHLB	—	35,000,000
Short-term borrowings—other	3,411,630	3,851,246
Long-term borrowings—FHLB	20,000,000	60,000,000
Long-term borrowings—subordinated debentures	25,774,000	25,774,000

Total borrowings	129,549,993	367,612,335

Acceptances outstanding	98,399	589,667
Accrued expenses and other liabilities	101,679,342	91,450,130
Liabilities—discontinued operations	336,358	476,654

Total liabilities	1,753,694,515	1,908,454,926

Shareholders’ Equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,177,084 and 21,066,916 shares, respectively	21,177,084	21,066,916
Capital surplus	167,960,063	166,313,566
Retained earnings	16,693,987	20,739,352
Accumulated other comprehensive loss	(11,842,908)	(5,229,620)

	193,988,226	202,890,214
Common stock in treasury at cost, 2,572,368 and 2,231,442 shares, respectively	(61,725,455)	(55,280,647)
Unearned compensation	—	(22,007)

Total shareholders’ equity	132,262,771	147,587,560

	$1,885,957,286	$2,056,042,486

See Notes to Consolidated Financial Statements.

Sterling Bancorp C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E

Years Ended December 31,	2006	2005	2004

INTEREST INCOME
Loans	$86,881,731	$69,787,586	$54,208,873
Investment securities
Available for sale	7,909,605	9,546,211	13,038,461
Held to maturity	21,496,064	22,180,396	18,828,800
Federal funds sold	195,656	308,766	132,405
Deposits with other banks	103,064	65,109	19,235

Total interest income	116,586,120	101,888,068	86,227,774

INTEREST EXPENSE
Deposits	29,011,428	18,134,850	11,173,017
Securities sold under agreements to repurchase—customers	3,501,526	1,907,335	1,020,157
Securities sold under agreements to repurchase—dealers	3,739,286	1,793,838	398,415
Federal funds purchased	768,751	647,027	146,109
Commercial paper	2,019,638	973,200	363,918
Short-term borrowings—FHLB	1,796,247	202,837	234,333
Short-term borrowings—other	30,391	24,887	9,159
Long-term borrowings—FHLB	1,568,529	3,331,619	4,145,000
Long-term borrowings—subordinated debentures	2,093,750	2,093,750	2,093,750

Total interest expense	44,529,546	29,109,343	19,583,858
Interest expense allocated to discontinued operations	(2,508,092)	(2,646,062)	(1,232,952)

Net interest income	74,564,666	75,424,787	67,876,868
Provision for loan losses	4,502,596	5,214,000	6,139,000

Net interest income after provision for loan losses	70,062,070	70,210,787	61,737,868

NONINTEREST INCOME
Customer related service charges and fees	22,347,796	14,649,264	14,967,856
Mortgage banking income	9,695,762	16,433,355	15,300,971
Trust fees	591,422	642,906	697,560
Bank owned life insurance income	984,585	1,401,588	1,225,628
Securities (losses)/gains	(443,117)	337,457	1,256,370
Other income	481,881	551,828	490,465

Total noninterest income	33,658,329	34,016,398	33,938,850

NONINTEREST EXPENSES
Salaries	34,766,694	29,646,637	27,698,610
Employee benefits	10,357,738	9,600,901	8,593,459

Total personnel expense	45,124,432	39,247,538	36,292,069
Occupancy and equipment expenses, net	9,898,630	8,633,292	7,913,190
Advertising and marketing	3,855,415	3,769,435	3,233,274
Professional fees	6,453,717	5,643,944	5,402,126
Communications	1,823,257	1,472,756	1,357,524
Other expenses	10,199,415	8,887,564	7,730,335

Total noninterest expenses	77,354,866	67,654,529	61,928,518

Income from continuing operations before income taxes	26,365,533	36,572,656	33,748,200
Provision for income taxes	5,366,808	13,109,947	11,073,874

Income from continuing operations	20,998,725	23,462,709	22,674,326
(Loss)/income from discontinued operations, net of tax	(603,753)	564,116	1,929,747
Loss on sale of discontinued operations, net of tax	(9,634,911)	—	—

Net income	$10,760,061	$24,026,825	$24,604,073

Average number of common shares outstanding
Basic	18,734,610	19,164,498	19,146,561
Diluted	19,265,093	19,763,352	20,035,494
Income from continuing operations, per average common share
Basic	$1.12	$1.22	$1.19
Diluted	1.09	1.19	1.13
Net income, per average common share
Basic	0.57	1.25	1.29
Diluted	0.56	1.22	1.23
Dividends per common share	0.76	0.73	0.63

See Notes to Consolidated Financial Statements.

Sterling Bancorp C O N S O L I D A T E D S T A T E M E N T S OF C O M P R E H E N S I V E I N C O M E

Years Ended December 31,	2006	2005	2004

Net income	$10,760,061	$24,026,825	$24,604,073
Other comprehensive loss, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding losses arising during the year	(56,219)	(2,645,319)	(886,698)
Reclassification adjustment for gains included in net income	243,094	(181,582)	(679,696)
Minimum pension liability adjustment	(5,467,424)	(481,659)	777,137

Other comprehensive loss	(5,280,549)	(3,308,560)	(789,257)

Comprehensive income	$5,479,512	$20,718,265	$23,814,816

See Notes to Consolidated Financial Statements.

Sterling Bancorp C O N S O L I D A T E D S T A T E M E N T S O F C H A N G E S I N S H A R E H O L D E R S’ E Q U I T Y

Years Ended December 31,	2006	2005	2004

PREFERRED STOCK
Balance at beginning of year	$—	$—	$2,244,320
Conversions of Series B and D shares	—	—	(2,244,320)

Balance at end of year	$—	$—	$—

COMMON STOCK
Balance at beginning of year	$21,066,916	$20,785,515	$20,180,958
Conversions of preferred shares into common shares	—	—	428,304
Common shares issued under stock incentive plan	110,168	281,401	176,253

Balance at end of year	$21,177,084	$21,066,916	$20,785,515

CAPITAL SURPLUS
Balance at beginning of year	$166,313,566	$144,405,751	$140,274,838
Conversions of preferred shares into common shares	—	—	1,816,016
Common shares issued under stock incentive plan and related tax benefits	1,646,497	4,016,084	2,340,933
Common shares issued in connection with stock dividend	—	17,891,731	—
Stock split—cash paid in lieu	—	—	(26,036)

Balance at end of year	$167,960,063	$166,313,566	$144,405,751

RETAINED EARNINGS
Balance at beginning of year as originally reported	$20,739,352	$28,664,568	$16,166,517
SAB 108 cumulative effect adjustment, net of tax	(589,329)	—	—

Balance at beginning of year as adjusted	20,150,023	28,664,568	16,166,517
Net income	10,760,061	24,026,825	24,604,073
Cash dividends paid—common shares	(14,216,097)	(14,035,197)	(12,106,022)
Common shares issued in connection with stock dividend	—	(17,891,731)	—
Stock dividend—cash in lieu	—	(25,113)	—

Balance at end of year	$16,693,987	$20,739,352	$28,664,568

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year	$(5,229,620)	$(1,921,060)	$(1,131,803)

Unrealized holding (losses)/gains arising during the period:
Before tax	(102,477)	(5,038,117)	(1,638,997)
Tax effect	46,258	2,392,798	752,299

Net of tax	(56,219)	(2,645,319)	(886,698)

Reclassification adjustment for losses/(gains) included in net income:
Before tax	443,117	(337,457)	(1,256,370)
Tax effect	(200,023)	155,875	576,674

Net of tax	243,094	(181,582)	(679,696)

Minimum pension liability adjustment:
Before tax	(9,966,140)	(827,867)	1,436,482
Tax effect	4,498,716	346,208	(659,345)

Net of tax	(5,467,424)	(481,659)	777,137

Adjustment to initially apply SFAS No. 158:
Before tax	(2,429,345)	—	—
Tax effect	1,096,606	—	—

Net of tax	(1,332,739)	—	—

Balance at end of year	$(11,842,908)	$(5,229,620)	$(1,921,060)

TREASURY STOCK
Balance at beginning of year	$(55,280,647)	$(42,939,969)	$(33,577,847)
Purchase of common shares	(5,831,017)	(10,507,293)	(8,310,004)
Surrender of shares issued under incentive compensation plan	(613,791)	(1,833,385)	(1,052,118)

Balance at end of year	$(61,725,455)	$(55,280,647)	$(42,939,969)

UNEARNED COMPENSATION
Balance at beginning of year	$(22,007)	$(291,212)	$(894,976)
Amortization of unearned compensation	22,007	269,205	603,764

Balance at end of year	$—	$(22,007)	$(291,212)

TOTAL SHAREHOLDERS’ EQUITY
Balance at beginning of year as adjusted	$146,998,231	$148,703,593	$143,262,007
Net changes during the year	(14,735,460)	(1,116,033)	5,441,586

Balance at end of year	$132,262,771	$147,587,560	$148,703,593

See Notes to Consolidated Financial Statements.

Sterling Bancorp C O N S O L I D A T E D S T A T E M E N T S O F C A S H F L O W S

Years Ended December 31,	2006	2005	2004

OPERATING ACTIVITIES
Net income	$10,760,061	$24,026,825	$24,604,073
Loss/(income) from discontinued operations included below in operating cash flows from discontinued operations	10,238,664	(564,116)	(1,929,747)

Income from continuing operations	20,998,725	23,462,709	22,674,326
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	4,502,596	5,214,000	6,139,000
Depreciation and amortization of premises and equipment	2,338,288	1,993,079	1,822,889
Securities losses (gains)	443,117	(337,457)	(1,256,370)
Income from bank owned life insurance	(984,585)	(1,401,588)	(1,225,628)
Deferred income tax benefit	(1,682,949)	(2,899,592)	(729,908)
Proceeds from sale of loans	598,245,030	699,784,956	538,781,509
Gains on sales of loans, net	(9,695,762)	(16,433,355)	(15,300,971)
Originations of loans held for sale	(580,891,519)	(687,270,466)	(519,982,831)
Amortization of unearned compensation	22,007	269,205	603,764
Amortization of premiums on investment securities	557,943	969,000	1,456,202
Accretion of discounts on investment securities	(450,087)	(613,712)	(568,608)
Decrease (Increase) in accrued interest receivable	271,239	(511,326)	(535,358)
(Decrease) Increase in accrued expenses and other liabilities	(1,764,144)	1,120,618	13,237,814
Decrease (Increase) in other assets	10,323,069	(10,419,232)	(5,281,776)
Other, net	(6,828,742)	(3,218,157)	(490,871)

Net cash provided by operating activities	35,404,226	9,708,682	39,343,183

INVESTING ACTIVITIES
Purchase of premises and equipment	(2,244,447)	(2,203,597)	(3,271,643)
Net (increase) decrease in interest-bearing deposits with other banks	(48,960)	116,876	327,235
Increase in Federal funds sold	(20,000,000)	—	—
Net increase in loans held in portfolio	(42,183,630)	(109,482,572)	(138,274,367)
(Increase) Decrease in other real estate	(1,382,878)	(92,921)	63,236
Purchase of bank owned life insurance	—	—	(4,000,000)
Proceeds from sales of securities—available for sale	25,371,314	3,213,055	94,314,559
Proceeds from sales of securities—held to maturity	—	5,452,162	—
Proceeds from prepayments, redemptions or maturities of securities—held to maturity	93,192,390	106,710,878	131,720,726
Purchases of securities—held to maturity	(115,870)	(179,939,152)	(208,471,931)
Proceeds from prepayments, redemptions or maturities—available for sale	43,352,904	68,110,833	123,946,777
Purchases of securities—available for sale	(15,992,356)	(43,026,829)	(141,857,433)
Cash paid in acquisition	(44,901,402)	—	—

Net cash provided by (used in) investing activities	35,047,065	(151,141,267)	(145,502,841)

FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	25,491,272	(423,052)	37,215,128
Net increase in interest-bearing deposits	38,145,544	104,898,077	94,895,167
(Decrease) increase in Federal funds purchased	(55,000,000)	22,500,000	22,500,000
Net (decrease) increase in securities sold under agreements to repurchase	(96,993,277)	59,979,903	(4,002,636)
Net (decrease) increase in commercial paper and other short-term borrowings	(46,069,065)	48,533,849	(57,162,001)
Decrease in long-term borrowings	(40,000,000)	(50,000,000)	—
Purchase of treasury shares	(5,831,017)	(10,507,293)	(8,310,004)
Proceeds from exercise of stock options	1,338,013	2,701,565	4,334,474
Cash dividends paid on common shares	(14,216,097)	(14,035,197)	(12,106,022)
Cash paid in lieu of fractional shares in connection with stock dividend/split	—	(25,113)	(26,036)

Net cash (used in) provided by financing activities	(193,134,627)	163,622,739	77,338,070

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	(10,013,867)	4,558,869	5,284,268
Investing cash flows	114,193,759	(6,172,078)	7,853,865
Financing cash flows	—	—	—

Total	104,179,892	(1,613,209)	13,138,133

Net (decrease) increase in cash and due from banks	(18,503,444)	20,576,945	(15,683,455)
Cash and due from banks—beginning of year	68,562,037	47,985,092	63,668,547

Cash and due from banks—end of year	$50,058,593	$68,562,037	$47,985,092

Supplemental disclosure of cash flow information:
Interest paid	$41,822,000	$27,904,950	$19,199,800
Income taxes paid	8,267,452	15,600,100	11,554,100

See Notes to Consolidated Financial Statements.

Sterling National Bank C O N S O L I D A T E D S T A T E M E N T S O F C O N D I T I O N

December 31,	2006	2005

ASSETS
Cash and due from banks	$50,007,363	$68,477,057
Interest-bearing deposits with other banks	1,261,187	1,212,227
Federal funds sold	20,000,000	—

Securities available for sale (at estimated fair value; pledged: $90,583,854 in 2006 and $111,233,053 in 2005)	148,354,838	201,195,458
Securities held to maturity (pledged: $199,997,912 in 2006 and $301,246,338 in 2005) (estimated fair value: $411,650,691 in 2006 and $504,514,084 in 2005)	420,903,430	514,039,476

Total investment securities	569,258,268	715,234,934

Loans held for sale	33,319,789	40,977,538

Loans held in portfolio, net of unearned discounts	1,107,801,370	1,012,056,935
Less allowance for loan losses	16,287,974	15,369,096

Loans, net	1,091,513,396	996,687,839

Customers’ liability under acceptances	98,399	589,667
Goodwill	1,703,611	—
Premises and equipment, net	11,289,534	10,855,714
Other real estate	2,242,419	859,541
Accrued interest receivable	5,843,461	6,114,700
Bank owned life insurance	27,949,160	26,964,575
Other assets	36,928,928	45,943,860

Total assets from continuing operations	1,851,415,515	1,913,917,652
Assets—discontinued operations	—	49,217,684

	$1,851,415,515	$1,963,135,336

LIABILITIES AND SHAREHOLDER’S EQUITY
Noninterest-bearing deposits	$569,431,020	$523,639,218
Interest-bearing deposits	1,006,178,406	938,244,008

Total deposits	1,575,609,426	1,461,883,226
Securities sold under agreements to repurchase—customers	52,802,796	61,067,073
Securities sold under agreements to repurchase—dealers	—	88,729,000
Federal funds purchased	—	55,000,000
Short-term borrowings—FHLB	—	35,000,000
Short-term borrowings—other	3,411,630	3,851,246
Acceptances outstanding	98,399	589,667
Accrued expenses and other liabilities	83,168,726	79,004,952
Long-term borrowings—FHLB	20,000,000	60,000,000
Liabilities—discontinued operations	251,460	81,366

Total liabilities	1,735,342,437	1,845,206,530

Commitments and contingent liabilities
Shareholder’s Equity
Common stock, $50 par value
Authorized and issued, 358,526 shares	17,926,300	17,926,300
Surplus	19,762,560	19,762,560
Undivided profits	86,834,185	82,221,089
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(1,795,713)	(1,981,143)
Minimum pension liability	(5,321,515)	—
Adjustment to initially apply SFAS No. 158	(1,332,739)	—

Total shareholder’s equity	116,073,078	117,928,806

	$1,851,415,515	$1,963,135,336

See Notes to Consolidated Financial Statements.

Sterling Bancorp
N O T E S T O C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sterling Bancorp (the “parent company”) is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term the “Company” refers to Sterling Bancorp and its subsidiaries. The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, leasing, deposit services, trust and estate administration and investment management services. The Company has operations principally in New York and conducts business throughout the United States.

The following summarizes the significant accounting policies of the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the parent company and its subsidiaries, principally Sterling National Bank (the “bank”), after elimination of intercompany transactions.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected l osses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiary, Sterling Bancorp Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

General Accounting Policies

The Company follows U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current presentation.

New Accounting Standards and Interpretations

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be a pplied to the entire instrument and not to only a portion of the instrument.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 157. The Company is currently analyzing the potential effects of SFAS No. 159 on its financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF Issue No. 06-5”). FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. EITF Issue No. 06-5, which is effective January 1, 2007, provides that any additional amounts (e.g., claims stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value should be considered in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of EITF Issue No. 06-5 is not expected to have a material impact on the Company’s results of operations or financial condition.

In September 2006, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (“EITF Issue No. 06-4”). EITF Issue No. 06-4 is effective for fiscal years beginning after December 31, 2007. Under the provisions of EITF Issue No. 06-4, an employer should recognize a liability for future benefits for endorsement split-dollar life insurance agreements that are within the scope of this EITF Issue. EITF Issue No. 06-4 permits adoption through a cumulative adjustment to retained earnings on the adoption date, which for the Company will be January 1, 2008. The Company owns life insurance policies subject to endorsement split-dollar life insurance agreements and is currently evaluating the effect of adoption on its results of operations and financial condition.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”). This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets or servicing liabilities. This statement is effective for the Company on January 1, 2007, and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007, and is not expected to have a material impact on the Company’s consolidated financial statements.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides additional guidance for the quantitative assessment of the materiality of uncorrected misstatements in current and prior years. The assessment for materiality should be based on the amount of the error relative to both the current year income statement and balance sheet. For misstatements originating in prior years that are deemed material to the current year financial statements, SAB 108 permits recording the effect of adopting this guidance as a cumulative effect adjustment to retained earnings. During the fourth quarter of 2006, the Company adopted SAB 108. See Note 26 for additional disclosures regarding SAB 108.

Investment Securities

Securities are designated at the time of acquisition as available for sale or held to maturity. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale and carried at estimated market values. Net aggregate unrealized gains or losses are included in a valuation allowance account and are reported, net of taxes, as a component of shareholders’ equity. Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity. Interest income includes the amortization of purchase premiums and accretion of purchase discounts. Gains and losses realized on sales of securities are determined on the specific identification method and are reported in noninterest income as net securities gains.

Included in investment securities available for sale is the bank’s investment in Federal Home Loan Bank of New York (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. The bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. Stock redemptions are at the discretion of the FHLB.

Securities pledged as collateral are reported separately in the consolidated balance sheets if the secured party has the right by contract or custom to sell or repledge the collateral. Securities are pledged by the Company to secure trust and public deposits, securities sold under agreements to repurchase, advances from the FHLB and for other purposes required or permitted by law.

A periodic review is conducted by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If the decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported in noninterest income.

Loans

Loans (including factored accounts receivable), other than those held for sale, are reported at their principal amount outstanding, net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition. Interest earned on loans without discounts is credited to income based on loan principal amounts outstanding at appropriate interest rates. Material origination and other nonrefundable fees net of direct costs and discounts on loans (excluding factored accounts receivable) are credited to income over the terms of the loans using a method that results in an approximately constant effective yield. Nonrefundable fees on the purchase of accounts receivable are credited to “Factoring income” at the time of purchase, which, based on our analysis, does not produce results that are materially different from the results under the amortization method specified in SFAS No. 91.

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, and are included under the caption “Loans held for sale” in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans are sold, including servicing rights, without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption “Mortgage banking income” in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company had commitments to fund loans held for sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of these free-standing derivative instruments were immaterial at December 31, 2006 and 2005.

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

The adequacy of the allowance for loan losses is reviewed regularly by management. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to expense. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the po rtfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance.

Goodwill

Goodwill reflected in the consolidated balance sheets arose from the parent company’s acquisition of the bank (in 1968) and the acquisition of Sterling Resource Funding Corp (in 2006), under the purchase method of accounting. Goodwill is assigned to the Corporate lending unit for segment reporting purposes. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under the provisions of SFAS No. 142, goodwill is deemed to have an indefinite useful life and the Company is required to complete an annual assessment by segment for any impairment of goodwill, which would be treated as an expense in the income statement. There was no impairment expense recorded in 2006, 2005 or 2004.

Goodwill is tested for impairment using a two-step approach that involves the identification of “reporting units” and the estimation of their respective fair values. An impairment loss would be recognized as a charge to expense for any excess of the goodwill carrying amount over implied fair value.

Premises and Equipment

Premises and equipment, excluding land, are stated at cost less accumulated depreciation or amortization as applicable. Land is reported at cost. Depreciation is computed on a straight-line basis and is charged to noninterest expense over the estimated useful lives of the related assets. Useful lives are 7 years for furniture fixtures and equipment, between 3 and 7 years for ATM’s, computer hardware and software and 10 years for building improvements. Amortization of leasehold improvements is charged to noninterest expense over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Maintenance, repairs and minor improvements are charged to noninterest expenses as incurred.

Bank Owned Life Insurance

The bank invested in Bank Owned Life Insurance (“BOLI”) policies to fund certain future employee benefit costs. The cash surrender value, net of surrender charges, of the BOLI policies is recorded in the consolidated balance sheets under the caption “Bank owned life insurance.” Changes in the cash surrender value, net of surrender charges, are recorded in the Consolidated Statements of Income under the caption “Bank owned life insurance income.”

Repurchase Agreements

The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The carrying value of the securities underlying the agreements remains reflected as an asset.

Derivative Financial Instruments

The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Company’s balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 120% of the opposite change in the fair value of the derivative and the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to ca sh flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. Changes in the fair value of derivative financial instruments not designated as hedges for accounting purposes are reflected in income or expense at measurement dates. At December 31, 2006, the Company was a party to interest rate floor contracts, which are being used as part of the Company’s interest rate risk program and not for hedge purposes, with a notional amount of $100,000,000 and a fair value of $2,668.

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

Stock Incentive Plan

At December 31, 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 15. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. All options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and, therefore, no option related stock-based employee compensation cost was reflected in net income for the years ended December 31, 2005 and 2004. Stock-based employee compensation cost related to restricted stock is included in compensation expense as discussed more fully in Note 15.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to the stock-based employee compensation plans.

Years Ended December 31,	2005	2004

Income from continuing operations	$23,462,709	$22,674,326
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,134,612)	(236,349)

Pro forma, income from continuing operations	22,328,097	22,437,977
Income from discontinued operations, net of tax	564,116	1,929,747

Pro forma, net income	$22,892,213	$24,367,724

Income from continuing operations per average common share:
Basic—as reported	$1.22	$1.19
Basic—pro forma	1.17	1.18
Diluted—as reported	1.19	1.13
Diluted—pro forma	1.13	1.12

Net income per average common share:
Basic—as reported	1.25	1.29
Basic—pro forma	1.19	1.27
Diluted—as reported	1.22	1.23
Diluted—pro forma	1.16	1.22

Employee stock options generally expire ten years from the date of grant and become non-forfeitable one year from date of grant, although if necessary to qualify to the maximum extent possible as incentive stock options, these options become exercisable in annual installments. Director nonqualified stock options generally expire five years from the date of grant and become non-forfeitable and become exercisable in four annual installments starting one year from date of grant. Subsequent to the adoption of SFAS No. 123R, stock-based compensation is recognized over the period from date of grant to the date on which the options become non-forfeitable.

As of January 1, 2006, the Company adopted SFAS No. 123R which eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement for awards expected to be vested based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. SFAS No. 123R requires pro forma disclosures which are presented above, of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation.

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

NOTE 2.

ACQUISITION AND DISPOSITION

As of April 1, 2006, Sterling Resource Funding Corp., a subsidiary of the bank, completed the acquisition of the business and certain assets ($64.1 million) and liabilities ($21.0 million) of PL Services, L.P., a provider of credit and accounts receivable management services to the staffing industry, in an all cash transaction. A general allowance for loan losses in the amount of $1.8 million was carried over. Goodwill recognized in this transaction amounted to $1.7 million and was assigned to the Corporate Lending unit for segment reporting purposes. This acquisition, when considered under relevant disclosure guidance, does not require the presentation of separate pro forma financial information.

The Company’s goodwill was $22,862,051 and $21,158,440 as of December 31, 2006 and 2005, respectively. The increase of $1,703,611 during 2006 was the result of the Sterling Resource Funding acquisition discussed above.

In September 2006, the Company sold for cash the business conducted by Sterling Financial Services (“Sterling Financial”), which included a loan portfolio of approximately $132 million.

The interest expense allocated to discontinued operations was based on the actual average balances, interest expenses and average rate on each category of interest-bearing liabilities, with the average rate applied to the aggregate average loan balances to determine the funding cost. Interest expense allocated to the funding supporting the Sterling Financial net loans for those periods was assigned based on the average net loan balances proportionately funded by all interest-bearing liabilities at an average rate equal to the cost of each applied to its average balance for the period.

The results of operations of Sterling Financial have been reported as a discontinued operation in the consolidated statements of income for all periods presented. The Company recorded a pre-tax loss on the sale of $15,677,360 and a tax benefit of $6,042,449. Total revenues generated by the operations of Sterling Financial amounted to $8,340,544, $11,692,798 and $12,350,495 for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, the income tax (benefit) and income tax expense associated with discontinued operations, exclusive of loss on sale, were $(378,639), $476,766 and $1,677,661, respectively. Income taxes were calculated at the Company’s overall marginal tax rate of 45.14%. In addition, state and local taxes included the effect of the elimination of REIT benefits recognized in prior 2006 periods and the impact of required minimum state and local tax liabilities.

The assets and liabilities of discontinued operations are presented separately in the accompanying consolidated balance sheets. The details are as follows:

	December 31, 2006	December 31, 2005

Assets
Cash and due from banks	$171,925	$586,646
Loans, net of allowance for loan losses	947,217	115,594,116
Other assets	543,555	69,469

Total assets	$1,662,697	$116,250,231

Liabilities
Accrued expenses and other liabilities	$336,358	$476,654

Total Liabilities	$336,358	$476,654

NOTE 3.

CASH AND DUE FROM BANKS

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The required reserves, which are reported in cash and due from banks, were $24,753,000 and $29,645,000 at December 31, 2006 and 2005, respectively. Average required reserves during 2006 and 2005 were $30,349,000 and $27,032,000, respectively.

NOTE 4.

MONEY MARKET INVESTMENTS

The Company’s money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,		2006	2005	2004

Interest-bearing deposits with other banks
At December 31	—Balance	$1,261,187	$1,212,227	$1,329,103
	—Average interest rate	3.80%	3.11%	1.34%
	—Average original maturity	115 Days	66 Days	74 Days
During the year	—Maximum month-end balance	5,183,338	5,209,048	6,516,030
	—Daily average balance	2,624,000	3,040,000	3,120,000
	—Average interest rate earned	4.48%	1.96%	0.70%
	—Range of interest rates earned	1.50—5.36%	1.00—4.06%	0.35—2.15%

Federal funds sold
At December 31	—Balance	$20,000,000	$—	$—
	—Average interest rate	5.19%	—	—
	—Average original maturity	1 Day	—	—
During the year	—Maximum month-end balance	20,000,000	40,000,000	75,000,000
	—Daily average balance	4,041,000	10,986,000	10,943,000
	—Average interest rate earned	4.84%	2.81%	1.21%
	—Range of interest rates earned	4.42—5.28%	2.19—3.94%	0.875—1.8125%

NOTE 5. INVESTMENT SECURITIES The amortized cost and estimated fair value of securities available for sale are as follows:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,878,785	$—	$506,631	$8,372,154
CMOs (Federal Home Loan Mortgage Corporation)	22,763,787	—	1,180,057	21,583,730
Federal National Mortgage Association	46,162,388	54,871	1,175,367	45,041,892
Federal Home Loan Mortgage Corporation	43,338,106	6,563	1,214,411	42,130,258
Government National Mortgage Association	4,166,482	104,737	3,676	4,267,543

Total obligations of U.S. government corporations and government sponsored enterprises—mortgage- backed securities	125,309,548	166,171	4,080,142	121,395,577
Obligations of state and political subdivisions	21,551,135	116,099	66,392	21,600,842
Trust preferred securities	1,179,936	70,059	1,376	1,248,619
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	2,719,100	—	—	2,719,100
Other securities	304,442	21,607	—	326,049

Total	$152,194,861	$373,936	$4,147,910	$148,420,887

December 31, 2005

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$9,194,237	$—	$495,517	$8,698,720
CMOs (Federal Home Loan Mortgage Corporation)	24,006,876	—	1,028,095	22,978,781
Federal National Mortgage Association	52,327,699	58,199	1,302,807	51,083,091
Federal Home Loan Mortgage Corporation	50,793,291	10,574	1,276,388	49,527,477
Government National Mortgage Association	5,552,269	211,412	5,884	5,757,797

Total mortgage-backed securities	141,874,372	280,185	4,108,691	138,045,866
Federal Home Loan Bank	14,997,407	—	291,157	14,706,250
Federal Farm Credit Bank	10,000,000	—	204,688	9,795,312

Total obligations of U.S. government corporations and government sponsored enterprises	166,871,779	280,185	4,604,536	162,547,428
Obligations of state and political subdivisions	31,160,954	274,450	128,375	31,307,029
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	5,950,300	—	—	5,950,300
Other securities	304,442	19,213	—	323,655

Total	$205,418,175	$573,848	$4,732,911	$201,259,112

The carrying value and estimated fair value of securities held to maturity are as follows:

December 31, 2006	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,787,247	$—	$538,181	$12,249,066
CMOs (Federal Home Loan Mortgage Corporation)	22,859,880	—	1,118,171	21,741,709
Federal National Mortgage Association	206,573,458	289,056	4,022,690	202,839,824
Federal Home Loan Mortgage Corporation	142,536,442	70,046	3,936,637	138,669,851
Government National Mortgage Association	10,654,868	245,945	361	10,900,452

Total mortgage-backed securities	395,411,895	605,047	9,616,040	386,400,902
Federal Home Loan Bank	9,991,535	—	52,472	9,939,063
Federal Farm Credit Bank	15,000,000	—	184,375	14,815,625

Total obligations of U.S. government corporations and government sponsored enterprises	420,403,430	605,047	9,852,887	411,155,590
Debt securities issued by foreign governments	500,000	—	4,900	495,100

Total	$420,903,430	$605,047	$9,857,787	$411,650,690

December 31, 2005

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$14,171,765	$—	$437,151	$13,734,614
CMOs (Federal Home Loan Mortgage Corporation)	25,707,668	—	946,929	24,760,739
Federal National Mortgage Association	248,288,506	620,057	4,304,167	244,604,396
Federal Home Loan Mortgage Corporation	166,001,415	130,276	4,326,184	161,805,507
Government National Mortgage Association	13,887,164	477,422	532	14,364,054

Total mortgage-backed securities	468,056,518	1,227,755	10,014,963	459,269,310
Federal Home Loan Bank	24,982,958	—	311,083	24,671,875
Federal Farm Credit Bank	20,000,000	—	426,563	19,573,437

Total obligations of U.S. government corporations and government sponsored enterprises	513,039,476	1,227,755	10,752,609	503,514,622
Debt securities issued by foreign governments	1,000,000	—	538	999,462

Total	$514,039,476	$1,227,755	$10,753,147	$504,514,084

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$8,372,154	$506,631	$8,372,154	$506,631
CMOs (Federal Home Loan Mortgage Corporation)	—	—	21,583,730	1,180,057	21,583,730	1,180,057
Federal National Mortgage Association	6,036,667	36,404	34,945,463	1,138,963	40,982,130	1,175,367
Federal Home Loan Mortgage Corporation	6,310,222	74,863	35,451,592	1,139,548	41,761,814	1,214,411
Government National Mortgage Association	—	—	200,575	3,676	200,575	3,676

Total obligations of U.S. government corporations and government sponsored enterprises—mortgage- backed securities	12,346,889	111,267	100,553,514	3,968,875	112,900,403	4,080,142
Obligations of state and political subdivisions	5,411,216	19,676	2,953,533	46,716	8,364,749	66,392
Trust preferred securities	160,916	1,376	—	—	160,916	1,376

Total	$17,919,021	$132,319	$103,507,047	$4,015,591	$121,426,068	$4,147,910

December 31, 2005

U.S. Treasury securities
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$8,698,720	$495,517	$8,698,720	$495,517
CMOs (Federal Home Loan Mortgage Corporation)	—	—	22,978,781	1,028,095	22,978,781	1,028,095
Federal National Mortgage Association	21,326,935	511,093	20,530,474	791,714	41,857,409	1,302,807
Federal Home Loan Mortgage Corporation	21,010,196	378,961	28,089,085	897,427	49,099,281	1,276,388
Government National Mortgage Association	—	—	253,618	5,884	253,618	5,884

Total mortgage-backed securities	42,337,131	890,054	80,550,678	3,218,637	122,887,809	4,108,691
Federal Home Loan Bank	—	—	14,706,250	291,157	14,706,250	291,157
Federal Farm Credit Bank	—	—	9,795,312	204,688	9,795,312	204,688

Total obligations of U.S. government corporations and government sponsored enterprises	42,337,131	890,054	105,052,240	3,714,482	147,389,371	4,604,536
Obligations of state and political subdivisions	10,239,490	128,375	—	—	10,239,490	128,375

Total	$52,576,621	$1,018,429	$105,052,240	$3,714,482	$157,628,861	$4,732,911

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$12,249,066	$538,181	$12,249,066	$538,181
CMOs (Federal Home Loan Mortgage Corporation)	—	—	21,741,709	1,118,171	21,741,709	1,118,171
Federal National Mortgage Association	8,378,552	39,411	84,062,278	3,983,279	92,440,830	4,022,690
Federal Home Loan Mortgage Corporation	509,958	2,089	135,026,445	3,934,548	135,536,403	3,936,637
Government National Mortgage Association	5,211	24	15,160	337	20,371	361

Total mortgage-backed securities	8,893,721	41,524	253,094,658	9,574,516	261,988,379	9,616,040
Federal Home Loan Bank	—	—	9,939,063	52,472	9,939,063	52,472
Federal Farm Credit Bank	—	—	14,815,625	184,375	14,815,625	184,375

Total obligations of U.S. government corporations and government sponsored enterprises	8,893,721	41,524	277,849,346	9,811,363	286,743,067	9,852,887
Debt securities issued by foreign governments	—	—	245,100	4,900	245,100	4,900

Total	$8,893,721	$41,524	$278,094,446	$9,816,263	$286,988,167	$9,857,787

December 31, 2005

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$7,803,438	$155,482	$5,931,176	$281,669	$13,734,614	$437,151
CMOs (Federal Home Loan Mortgage Corporation)	7,695,574	201,759	17,065,165	745,170	24,760,739	946,929
Federal National Mortgage Association	155,687,506	2,768,570	41,480,116	1,535,597	197,167,622	4,304,167
Federal Home Loan Mortgage Corporation	90,035,855	1,775,584	66,901,714	2,550,600	156,937,569	4,326,184
Government National Mortgage Association	94,557	301	5,743	231	100,300	532

Total mortgage-backed securities	261,316,930	4,901,696	131,383,914	5,113,267	392,700,844	10,014,963
Federal Home Loan Bank	4,960,938	28,116	19,710,937	282,967	24,671,875	311,083
Federal Farm Credit Bank	—	—	19,573,437	426,563	19,573,437	426,563

Total obligations of U.S. government corporations and government sponsored enterprises	266,277,868	4,929,812	170,668,288	5,822,797	436,946,156	10,752,609
Debt securities issued by foreign governments	249,463	538	—	—	249,463	538

Total	$266,527,331	$4,930,350	$170,668,288	$5,822,797	$437,195,619	$10,753,147

The Company invests principally in U.S. government corporation and agency obligations and A-rated or better investments. The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes. The Company has made an evaluation that it has the ability to hold its investments until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment.

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2006, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield is based on the ratio of actual income divided by the outstanding balances at December 31, 2006. The average yield on obligations of state and political subdivisions and Federal Reserve Bank securities is stated on a tax-equivalent basis.

Available for sale	Amortized Cost	Estimated Fair Value	Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,878,785	$8,372,154	4.38%
CMOs (Federal Home Loan Mortgage Corporation)	22,763,787	21,583,730	4.40
Federal National Mortgage Association	46,162,388	45,041,892	4.78
Federal Home Loan Mortgage Corporation	43,338,106	42,130,258	4.52
Government National Mortgage Association	4,166,482	4,267,543	6.42

Total obligations of U.S. government corporations and government sponsored enterprises—mortgage-backed securities	125,309,548	121,395,577	4.65

Obligations of state and political subdivisions
Due within 1 year	5,359,780	5,389,693	7.33
Due after 1 year but within 5 years	3,401,673	3,414,971	6.62
Due after 5 years	12,789,682	12,796,178	6.08

Total obligations of state and political subdivisions	21,551,135	21,600,842	6.46

Trust preferred securities	1,179,936	1,248,619	8.24
Federal Reserve Bank stock	1,130,700	1,130,700	6.37
Federal Home Loan Bank stock	2,719,100	2,719,100	6.54
Other securities	304,442	326,049	2.11

Total available for sale	$152,194,861	$148,420,887	5.02

Held to maturity	Carrying Value	Estimated Fair Value	Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,787,247	$12,249,066	4.61%
CMOs (Federal Home Loan Mortgage Corporation)	22,859,880	21,741,709	4.54
Federal National Mortgage Association	206,573,458	202,839,824	4.75
Federal Home Loan Mortgage Corporation	142,536,442	138,669,851	4.41
Government National Mortgage Association	10,654,868	10,900,452	6.36

Total mortgage-backed securities	395,411,895	386,400,902	4.65
Federal Home Loan Bank
Due within 1 year	4,993,259	4,956,250	3.30
Due after 1 year but within 5 years	4,998,276	4,982,813	4.50
Federal Farm Credit Bank
Due within 1 year	15,000,000	14,815,625	3.22

Total obligations of U.S. government corporations and government sponsored enterprises	420,403,430	411,155,590	4.54
Debt securities issued by foreign governments
Due within 1 year	250,000	245,100	6.75
Due after 1 year but within 5 years	250,000	250,000	4.70

Total	$420,903,430	$411,650,690	4.54

Information regarding securities sales from the available for sale portfolio is as follows:

Years Ended December 31,	2006	2005	2004

Proceeds	$25,371,314	$3,213,055	$94,314,558
Gross gains	18,016	209,653	1,256,370
Gross losses	461,133	—	—

The proceeds from available for sale securities sold during 2006 were utilized to partially fund the acquisition of Sterling Resource Funding Corp. During 2005, as permitted under the provisions of SFAS No. 115, the Company sold approximately $5,303,000 (par amount) of held to maturity securities because over 85% of the original principal on these securities had been paid by the sale date. The proceeds from the sale were $5,452,162 and the gain was $127,804. There were no sales of held to maturity securities in 2006 and 2004.

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of New York and for other purposes required or permitted by law.

NOTE 6. LOANS The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,	2006	2005

Loans held for sale
Real estate—residential mortgage	$33,319,789	$40,977,538

Loans held in portfolio
Commercial and industrial	$622,476,925	$515,971,714
Lease financing	239,225,533	218,700,981
Real estate—residential mortgage	120,056,900	147,745,576
Real estate—commercial mortgage	93,214,668	110,871,291
Real estate—construction	30,030,684	2,309,103
Installment	12,380,848	13,125,085
Loans to depository institutions	27,000,000	32,000,000

Loans held in portfolio, gross	1,144,385,558	1,040,723,750
Less unearned discounts	31,783,938	28,666,815

Loans held in portfolio, net of unearned discounts	$1,112,601,620	$1,012,056,935

There are no industry concentrations (exceeding 10% of loans, gross) in the commercial and industrial loan portfolio. Approximately 72% of loans are to borrowers located in the New York metropolitan area.

Nonaccrual loans at December 31, 2006 and 2005 totaled $5,861,000 and $3,857,000, respectively. There were no reduced rate loans at December 31, 2006 or 2005. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2006, 2005 and 2004 in accordance with their original terms is estimated to be $545,000, $294,000 and $185,000, respectively, for the years then ended. Applicable interest income actually realized was $335,000, $95,000 and $92,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

Loans are made at normal lending limits and credit terms to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest. There were no outstanding balances on such loans in excess of $60,000 to any individual or entity at December 31, 2006 or 2005.

NOTE 7.

ALLOWANCE FOR LOAN LOSSES

Years Ended December 31,	2006	2005	2004

Balance at beginning of year	$15,369,096	$14,437,268	$12,729,580
Provision for loan losses	4,502,596	5,214,000	6,139,000

	19,871,692	19,651,268	18,868,580

Less charge-offs, net of recoveries:
Charge-offs	5,940,340	4,560,562	4,799,369
Recoveries	1,165,852	373,191	887,825

Net charge-offs	4,774,488	4,187,371	3,911,544

Add allowance from acquisition	1,845,500	—	—

Less losses on transfers to other real estate owned	654,730	94,801	519,768

Balance at end of year	$16,287,974	$15,369,096	$14,437,268

The Company follows SFAS No. 114, which establishes rules for calculating certain components of the allowance for loan losses. As of December 31, 2006, 2005 and 2004, $592,000, $276,000 and $350,000, respectively, of loans were judged to be impaired within the scope of SFAS No. 114, with interest income recognized on a cash basis. The average recorded investment in impaired loans during the years ended December 31, 2006, 2005 and 2004, was approximately $388,000, $325,000 and $733,000, respectively. The application of SFAS No. 114 indicated that these loans required valuation allowances totaling

$255,000, $90,000 and $90,000 at December 31, 2006, 2005 and 2004, respectively, which are included within the overall allowance for loan losses. The interest income that would have been earned on impaired loans outstanding at December 31, 2006, 2005 and 2004 in accordance with their original terms is estimated to be $5,000, $21,000 and $18,000, respectively, for the years then ended. Applicable interest income actually realized was $1,000, $14,000 and $18,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on impaired loans.

NOTE 8.

INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,	2006	2005	2004

Interest expense
Interest-bearing deposits in domestic offices
Savings	$100,961	$113,351	$119,601
NOW	3,787,228	1,576,286	622,279
Money Market	4,695,873	2,455,378	1,280,313
Time
Three months or less	8,509,506	6,304,214	3,637,361
More than three months through twelve months	8,752,571	5,268,657	3,232,313
More than twelve months through twenty-three months	2,508,594	1,844,937	1,808,934
More than twenty-four months through thirty-five months	161,758	117,490	120,936
More than thirty-six months through forty-seven months	11,305	31,160	37,368
More than forty-eight months through sixty months	453,986	389,585	274,683
More than sixty months	1,662	929	6,580

	28,983,444	18,101,987	11,140,368
Interest-bearing deposits in foreign offices
Time
Three months or less	19,262	17,889	16,315
More than three months through twelve months	8,722	14,974	16,334

Total	$29,011,428	$18,134,850	$11,173,017

Foreign deposits totaled $573,857 and $3,022,028 at December 31, 2006 and 2005, respectively.

The aggregate of time certificates of deposit and other time deposits in denominations of $100,000 or more was $394,447,813 and $361,445,738 at December 31, 2006 and 2005, respectively.

The aggregate of time certificates of deposit and other time deposits by remaining maturity range is presented below:

December 31,	2006	2005	2004

Domestic
Three months or less	$203,038,151	$252,383,369	$163,407,607
More than three months through six months	97,977,566	80,472,379	81,769,015
More than six months through twelve months	145,828,880	92,828,189	80,428,856
More than twelve months through twenty-three months	78,808,380	67,897,087	137,074,627
More than twenty-four months through thirty-five months	1,035,380	4,268,663	7,755,291
More than thirty-six months through forty-seven months	336,812	143,925	1,448,990
More than forty-eight months through sixty months	353,232	233,220	335,723
More than sixty months	34,563	19,797	50,000

	527,412,964	498,246,629	472,270,109

Foreign
Three months or less	395,000	1,645,037	1,645,000
More than three months through six months	178,857	1,376,991	1,362,063

	573,857	3,022,028	3,007,063

Total	$527,986,821	$501,268,657	$475,277,172

Interest expense related to the aggregate of time certificates of deposit and other time deposits is presented below:

Years Ended December 31,	2006	2005	2004

Interest expense
Domestic	$20,399,382	$13,956,972	$9,118,175
Foreign	27,984	32,863	32,649

Total	$20,427,366	$13,989,835	$9,150,824

NOTE 9. SHORT-TERM BORROWINGS The following table presents information regarding Federal funds purchased, securities sold under agreements to repurchase—customers and dealers, and commercial paper:

Years Ended December 31,	2006	2005	2004

Federal funds purchased
At December 31 —Balance	$—	$55,000,000	$32,500,000
—Average interest rate	—	4.20%	2.31%
—Average original maturity	—	1 Day	1 Day
During the year —Maximum month-end balance	20,000,000	55,300,000	35,000,000
—Daily average balance	15,133,000	17,992,000	9,946,000
—Average interest rate paid	5.08%	3.60%	1.47%
—Range of interest rates paid	4.25–5.44%	2.25–4.50%	0.9375–2.50%

Securities sold under agreements to repurchase—customers
At December 31 —Balance	$52,802,796	$61,067,073	$55,934,170
—Average interest rate	4.92%	2.81%	1.29%
—Average original maturity	55 Days	14 Days	22 Days
During the year —Maximum month-end balance	94,132,979	88,845,220	103,595,822
—Daily average balance	86,418,000	85,365,000	84,559,000
—Average interest rate paid	4.05%	2.23%	1.21%
—Range of interest rates paid	2.00–5.70%	1.50–4.25%	1.00–2.40%

Securities sold under agreements to repurchase—dealers
At December 31 —Balance	$—	$88,729,000	$33,882,000
—Average interest rate	—	4.40%	2.45%
—Average original maturity	—	23 Days	23 Days
During the year —Maximum month-end balance	123,200,000	88,729,000	68,252,000
—Daily average balance	74,057,000	52,199,000	29,601,000
—Average interest rate paid	5.05%	3.44%	1.35%
—Range of interest rates paid	4.33–5.40%	2.40–4.45%	1.08–2.45%

Commercial paper
At December 31 —Balance	$27,561,567	$38,191,016	$25,991,038
—Average interest rate	4.91%	3.22%	1.37%
—Average original maturity	50 Days	41 Days	63 Days
During the year —Maximum month-end balance	52,714,141	42,323,187	36,200,700
—Daily average balance	44,539,000	37,302,000	30,069,000
—Average interest rate paid	4.53%	2.61%	1.21%
—Range of interest rates paid	2.00–5.70%	1.25–4.15%	0.95–1.60%

The parent company has agreements with its line banks for back-up lines of credit for which it pays a fee at the annual rate of ¼ of 1% times the line of credit extended. At December 31, 2006, these back-up bank lines of credit totaled $24,000,000; no lines were used at any time during 2006, 2005 or 2004.

Other short-term borrowings include advances from the Federal Home Loan Bank of New York (“FHLB”) due within one year and treasury tax and loan funds. At December 31, 2006, there were no borrowings from the FHLB. At December 31, 2005, FHLB borrowings included an advance of $35,000,000 payable on January 3, 2006 at a rate of 4.32%. At December 31, 2004, there were no borrowings from the FHLB.

NOTE 10.

LONG-TERM BORROWINGS

These borrowings represent advances from the FHLB and junior subordinated debt securities issued by the parent company.

The following table presents information regarding fixed rate FHLB advances:

				December 31,
Advance Type	Interest Rate	Maturity Date	Initial Call Date
				2006	2005

Callable	5.13%	2/20/08	2/20/01	$—	$10,000,000
Callable	4.26	2/14/11	8/13/01	—	10,000,000
Callable	4.36	2/14/11	2/13/02	—	10,000,000
Callable	4.70	2/22/11	2/20/03	10,000,000	10,000,000
Callable	3.62	10/17/11	10/15/04	—	10,000,000
Callable	4.28	10/17/11	10/15/06	10,000,000	10,000,000

Total				$20,000,000	$60,000,000

Weighted-average interest rate				4.49%	4.39%

Under the terms of a collateral agreement with the FHLB, advances are secured by stock in the FHLB and by certain qualifying assets (primarily mortgage-backed securities) having market values at least equal to 110% of the advances outstanding. After the initial call date, each callable advance is callable by the FHLB quarterly from the initial call date, at par.

In February 2002, the parent company completed its issuance of trust capital securities (“capital securities”) that raised $25,000,000 ($24,062,500 net proceeds after issuance costs). The 8.375% capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I (the “trust”), a wholly-owned non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774,000 junior subordinated debt securities that pay interest at 8.375% (“debt securities”) issued by the parent company. The debt securities are due concurrently with the capital securities which may not be redeemed, except under limited circumstances, until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to th e date of redemption. The Company may also reduce outstanding capital securities through open market purchases. Dividends and interest are paid quarterly.

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

Payments of distributions on the capital securities and payments on redemption of the capital securities are guaranteed by the parent company on a limited basis. The parent company also entered into an agreement as to expenses and liabilities pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the trust other than those arising under the capital securities. The obligations of the parent company under the debt securities, the related indenture, the trust agreement establishing the trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the parent company of the trust’s obligations under the capital securities.

Notwithstanding that the accounts of the trust are not included in the Company’s consolidated financial statements, the $25 million in capital securities issued by the trust are included in the Tier 1 capital of the parent company for regulatory capital purposes as allowed by the Federal Reserve Board. In March 2005, the Federal Reserve Board adopted a rule that would continue to allow the inclusion of capital securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of capital securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Based on the final rule, the parent company expects to include all of its $25 million in capital securities in Tier 1 capital.

NOTE 11.

PREFERRED STOCK

The parent company is authorized to issue up to 644,389 shares of preferred stock, $5 par value, in one or more series. No shares of preferred stock have been outstanding during 2005 or 2006, and none of the authorized preferred stock has been designated as to series.

During 1993, the parent company issued 250,000 shares of Series D convertible preferred stock to the trustee acting on behalf of the Company’s Employee Stock Ownership Plan (the “ESOP”). As of December 31, 2003, each Series D share was convertible into 1.9084 common shares of the parent company. During February 2004, all 224,432 outstanding Series D shares were retired upon their conversion into common shares.

NOTE 12.

COMMON STOCK

December 31,	2006	2005

Number of shares outstanding	18,604,716	18,835,474

Number of shareholders	1,558	1,648

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS The following table presents the components of accumulated other comprehensive loss as of December 31, 2006 and 2005 included in shareholders’ equity:

	Pre-tax Amount	Tax Effect	After-tax Amount

December 31, 2006
Net unrealized (loss) on securities	$(3,251,833)	$1,467,962	$(1,783,871)
Adjustment for underfunded pension obligations	(18,356,837)	8,297,800	(10,059,037)

Total	$(21,608,671)	$9,765,762	$(11,842,908)

December 31, 2005
Net unrealized loss on securities	$(3,878,545)	$1,907,799	$(1,970,746)
Minimum pension liability	(5,961,352)	2,702,478	(3,258,874)

Total	$(9,839,897)	$4,610,277	$(5,229,620)

NOTE 14.

RESTRICTIONS ON THE BANK

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. In addition, from time to time dividends are paid to the parent company by the finance subsidiaries from their retained earnings without regulatory restrictions. As of December 31, 2006, the bank could pay dividends of approximately $10,000,000 to the parent company, without regulatory approval and without adversely affecting the bank’s “well capitalized” status.

NOTE 15.

STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan (“the plan”) covering up to 100,000 common shares of the parent company. Under the plan, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock or a combination of these. The plan is administered by a committee of the Board of Directors. Since the inception of the plan, shareholders have approved amendments increasing the number of shares covered under the plan; the total number of shares authorized by shareholders through December 31, 2006 was 2,650,000. The plan provides for proportional adjustment to the number of shares covered by the plan and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock d ividends. After giving effect to stock option and restricted stock awards granted and the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split in the form of a stock dividend effected in December 2004, the five-for-four stock split in the form of a stock dividend effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividend paid in December 2001 and December 2000, and the 5% stock dividend paid in December 1999, shares available for grant were 466,487, 504,287 and 610,931 at December 31, 2006, 2005 and 2004, respectively. The Company issues new shares to satisfy stock option exercises.

Stock Options

The following tables present information on the qualified and non-qualified stock options outstanding (after the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split effected in December 2004, the five-for-four stock split effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividend paid in December 2001 and December 2000 and the 5% stock dividend paid in December 1999) as of December 31, 2006, 2005 and 2004 and changes during the years then ended:

	2006		2005		2004

Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	570,094	$10.26	750,808	$10.07	857,821	$9.90
Granted	—		—		—
Exercised	(39,288)	7.97	(68,693)	9.32	(107,013)	8.68
Reclassified[1]	—		(112,021)	9.59	—
Forfeited	(1,890)	14.60	—		—

Outstanding at end of year	528,916	$10.45	570,094	$10.26	750,808	$10.07

Options exercisable at end of year	401,762		388,165		366,346

Weighted-average fair value of options granted during the year	$—		$—		$—

	2006		2005		2004

Non-Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	1,360,457	$12.69	1,363,272	$11.30	1,392,786	$10.48
Granted	37,800	19.50	137,025	25.35	74,391	21.77
Exercised	(70,880)	14.41	(226,813)	9.10	(103,905)	7.78
Reclassified[1]	—		112,021	9.59	—
Forfeited	(1,050)	26.94	(25,048)	24.99	—

Outstanding at end of year	1,326,327	$12.79	1,360,457	$12.69	1,363,272	$11.30

Options exercisable at end of year	1,288,527		1,355,920		1,167,231

Weighted-average fair value of options granted during the year	$4.90		$3.50		$4.15

[1]	As a result of retirements and terminations. Since these provisions were included in the original terms of the awards, these reclassifications are not considered modifications.

On December 15, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting and exercisability of all unvested and unexercisable stock options to purchase common shares of the Company held by directors or officers on December 19, 2005. Management proposed the acceleration of vesting to eliminate the impact of adopting SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), on the consolidated financial statements insofar as existing options are concerned. As a result, options to purchase 223,913 common shares, which would otherwise have vested and become exercisable from time to time over the next four years, became fully vested and immediately exercisable as of December 19, 2005. The number of shares and exercise prices of the options subject to acceleration are unchanged. The accelerated options have exercise prices between $15.82 and $26.94 per share, with a total weighted averag e exercise price per share of $22.70. The accelerated options include 170,093 out-of-the-money options and 53,820 in-the-money options. The Company estimates that accelerating the vesting and exercisability of the 223,913 options discussed above eliminated approximately $0.7 million of non-cash compensation expense that would otherwise have been recorded in the Company’s income statements for future periods upon its adoption, as of January 1, 2006, of SFAS No. 123R.

In order to limit unintended personal benefits to officers and directors, the Compensation Committee imposed transfer restrictions on any shares received by an optionee upon exercise of an accelerated option before the earliest date on which, without giving effect to such acceleration, such option would nonetheless have been vested and exercisable in respect of such shares (assuming the optionee remained an employee or member of the Board of Directors, as applicable). Such transfer restrictions will expire on the earlier of such earliest date or the date of the optionee’s death.

The following table presents information regarding qualified and non-qualified stock options outstanding at December 31, 2006:

	Options Outstanding				Options Exercisable

	Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/06	Weighted-Average Exercise Price

Qualified	$6.48–14.60	528,916	2.88 years	$10.45	401,762	$10.58
Non-Qualified	6.48–26.94	1,326,327	2.52 years	12.79	1,288,527	12.59

Director NQSOs expire five years from the date of the grant and become exercisable in four annual installments, starting one year from the date of the grant, or upon the earlier death or disability of the grantee. Employee stock options generally expire ten years from the date of the grant and vest one year from the date of grant. Although, if necessary to qualify to the maximum extent possible as ISOs, these options become exercisable in annual installments. Employee stock options which become exercisable over a period of more than one year are generally subject to earlier exercisability upon the termination of the grantee’s employment for any reason more than one year following grant. Amounts received upon exercise of options are recorded as common stock and capital surplus. The tax benefit received by the Company upon exercise of a NQSO is credited to capital surplus.

As stated in Note 1, the Company adopted the provisions of SFAS No. 123R on January 1, 2006. Prior to 2006, the Company followed the provisions of SFAS No. 123 and had elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense related to options granted pursuant to the plan has been recognized in the consolidated statements of income for the years ended December 31, 2005 and 2004. Had compensation expense been determined based on the estimated fair value of the awards at the grant dates, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as shown under the caption “Stock Incentive Plan” in Note 1 beginning on page 44.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,	2006	2005	2004

Dividend yield	3.90%	3.31%	2.86%
Volatility	33%	25%	25%
Expected term
Qualified	N/A	N/A	N/A
Non-Qualified (Directors)	4 years	4 years	4 years
Non-Qualified (Officers)	N/A	5 years	N/A
Risk-free interest rate	5.10%	4.59%	3.92%

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

Under the provisions of SFAS No. 123R, the Company recorded compensation expense of $23,157 during the year ended December 31, 2006. There was no material impact to net income, net income per share or cash flows resulting from the adoption of SFAS No. 123R, as compared to what would have been recorded under APB 25. As of December 31, 2006, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plan was $162,166, which is expected to be recognized over a weighted-average vesting period of 3.5 years.

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

The plan calls for the forfeiture of non-vested shares which are restored to the Treasury and become available for future awards. During 2006, 2005 and 2004, there were no shares forfeited. Unearned compensation resulting from these awards is amortized as a charge to compensation expense over a four-year period; such charges were $22,007, $269,205 and $603,764 in 2006, 2005 and 2004, respectively. For income tax purposes, the Company is entitled to a deduction in an amount equal to the average market value of the shares on vesting date and dividends paid on shares for which restrictions have not lapsed.

NOTE 16.

EMPLOYEE STOCK OWNERSHIP PLAN

As of February 2004, all shares included in connection with the Company’s Employee Stock Ownership Plan (“ESOP”) had been distributed. Compensation expense for 2004 was $236,270 with a corresponding reduction in unearned compensation.

NOTE 17.

EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has a noncontributory, tax-qualified defined benefit pension plan that covers the majority of employees with one or more years of service of at least 1,000 hours, who are at least 21 years of age. The benefits are based upon years of credited service, primary social security benefits and a participant’s highest average compensation as defined. The funding requirements for the plan are determined annually based upon the amount needed to satisfy the Employee Retirement Income Security Act of 1974 funding standards. The Company also has a noncontributory, supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

In November 2006, the Company amended its tax-qualified defined benefit plan to limit eligibility for participation to employees initially hired prior to January 2, 2006. All other provisions of the plan remain unchanged.

The following tables, using a December 31 measurement date for each period presented, set forth the disclosures required for pension benefits:

At or For the Years Ended December 31,	2006	2005

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (Projected Benefit Obligation)	$40,950,221	$35,763,457
Service cost	1,793,388	1,639,935
Interest cost	2,402,580	2,208,395
Amendments	(4,847)	—
Actuarial loss	2,378,548	2,513,660
Benefits paid	(1,030,000)	(1,175,226)

Benefit obligation at end of year	$46,489,890	$40,950,221

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	$25,916,574	$21,112,978
Actual return on plan assets	1,415,215	(155,971)
Employer contributions	1,000,000	6,134,793
Benefits paid	(1,030,000)	(1,175,226)

Fair value of assets at end of year	$27,301,789	$25,916,574

Funded status	$(19,188,101)	$(15,033,647)
Unrecognized prior service cost		484,251
Unrecognized net actuarial loss		16,129,643

Net amount recognized		$1,580,247

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Prepaid benefit cost	—	$9,202,541
Pension liability	(19,188,101)	(13,758,390)
Intangible asset	—	174,744
Accumulated other comprehensive loss (pre-tax)	18,356,412	5,961,352

Net amount recognized		$1,580,247

The funded status of $(19,188,101) at December 31, 2006 is included in accrued expenses and other liabilities.

	Discount Rate		Rate of Compen- sation Increase

	2006	2005	2006	2005

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan	5.75%	5.75%	3.00%	3.00%
Supplemental retirement plan	5.75	5.75	3.00	3.00

Years Ended December 31,	2006	2005	2004

COMPONENTS OF NET PERIODIC COST
Service cost	$1,793,388	$1,639,935	$1,562,914
Interest cost	2,402,580	2,208,395	1,986,363
Expected return on plan assets	(2,187,694)	(1,885,206)	(1,678,674)
Amortization of prior service cost	75,665	77,322	77,322
Recognized actuarial loss	1,327,997	1,022,125	873,768

Net periodic benefit cost	3,411,936	3,062,571	2,821,693
Additional settlement gain recognized pursuant to SFAS No. 88	—	—	(1,331,190)

Total	$3,411,936	$3,062,571	$1,490,503

	Discount Rate			Expected Return on Plan Assets			Rate of Compensation Increase

	2006	2005	2004	2006	2005	2004	2006	2005	2004

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan	5.75%	6.00%	6.25%	8.50%	8.50%	8.50%	3.00%	3.00%	3.00%
Supplemental retirement plan	5.75	6.00	6.25	N/A	N/A	N/A	3.00	3.00	3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2006 and 2005 was $27,826,055 and $24,416,499, respectively.

The tables presented on the previous page and above include the supplemental retirement plan which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,	2006	2005

Projected benefit obligation	$15,888,561	$14,098,505
Accumulated benefit obligation	15,804,760	13,758,390

The following table sets forth information regarding the assets of the defined benefit pension plan:

December 31,	2006	2005

U.S. government corporation and agency debt obligation	18%	21%
Corporate debt obligation	16	16
Common equity securities	52	42
Other	14	21

Total	100%	100%

The defined benefit pension plan owns common stock of Sterling Bancorp which is included in common equity securities above. At December 31, 2006, the value of Sterling Bancorp common stock was $1,360,915 and represented approximately 5% of plan assets. At December 31, 2005, the value of Sterling Bancorp common stock was $1,362,988 and represented 5% of plan assets.

The overall strategy of the Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels and preserves liquidity. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix can vary but is targeted at 50% equity securities, inclusive of up to 10% in Sterling Bancorp common stock, 25% in corporate obligations and 25% in federal and agency obligations. The money market position will vary but will generally be held under 5%. The Plan’s allocation to common stock, excluding shares of Sterling Bancorp, will represent investment in those companies from time to time comprising the growth and value Model Portfolio as advised by the trustee’s investment advisor.

The Company expects to contribute approximately $2,000,000 to the defined benefit pension plan in 2007.

The following table presents benefit payments expected to be paid, which include the effect of expected future service for the years indicated.

Year(s)	Defined Benefit Plan	Supplemental Retirement Plan	Total Benefit Payments

2007	$1,142,559	$—	$1,142,559
2008	1,300,426	11,883,730	13,184,156
2009	1,441,574	4,970,533	6,412,107
2010	1,647,358	—	1,647,358
2011	1,841,066	—	1,841,066
Years 2012–2016	11,585,284	94,723	11,680,007

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

Amounts recognized in accumulated other comprehensive loss, pre-tax, as of December 31, 2006 follow:

	Qualified Pension Plan	Supplemental Retirement Plan	Other Postretirement Benefits	Total

Net actuarial loss	$11,584,700	$6,367,973	$—	$17,952,673
Prior service cost	304,521	99,218		403,739

Total	$11,889,221	$6,467,191	$—	$18,356,412

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows:

	Qualified Pension Plan	Supplemental Retirement Plan	Other Postretirement Benefits	Total

Net actuarial loss	$852,357	$477,912	$—	$1,330,269
Prior service cost	72,407	26,348	—	98,755

Total	$924,764	$504,260	$—	$1,429,024

The following table presents the impact of applying SFAS No. 158 on individual line items in the consolidated balance sheet of the Company as of December 31, 2006.

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Other Assets:
Deferred income taxes	$15,633,761	$1,096,606	$16,730,367
Total assets	1,884,860,680	1,096,606	1,885,957,286

Liability for pension benefits	16,758,756	2,429,345	19,188,101
Total liabilities	1,751,265,170	2,429,345	1,753,694,515

Accumulated other comprehensive loss	(10,510,169)	(1,332,739)	(11,842,908)
Total shareholders’ equity	133,595,510	(1,332,739)	132,262,771

Savings Plans

The Company maintains two 401(k) plans. One is maintained for the employees of Sterling National Bank (“the bank 401(k) Plan”) and the other for the employees of the two subsidiaries of the bank (“the subsidiary 401(k) Plan”).

The bank 401(k) Plan—The Company maintains a 401(k) plan that permits each participant to make before tax contributions up to 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Eligible employees may enroll in the 401(k) plan on the first day of the month after hire. Eligible employees must complete 1,000 hours of service in order to be eligible for the Company’s matching contributions. Employees who are included in the Company’s pension plan are not eligible for the Company match, however, they may make before tax contributions as outlined above. Prior to January 2007, the Company did not match any employee contributions; beginning January 2007, the Company matches 25% of the employee’s contribution to the plan based on the amount of each participant’s contributions, up to a maximum of 20% of eligible compensation. Employees may immediately invest their individual contribution, as well as the Company’s matching portion, to any of a variety of investment alternatives offered under the bank 401(k) Plan.

The subsidiary 401(k) Plan—The Company maintains a 401(k) plan that permits each participant to make before tax contributions up to 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Eligible employees may enroll in the 401(k) plan during the open enrollment twice a year after completing 1,000 hours of service and are eligible for the Company’s matching contributions at that time. Employees who are included in the Company’s pension plan are not eligible for the Company match, however they may make before tax contributions as outlined above. The Company matches 25% of the employee’s contribution to the plan based on the amount of each participant’s contributions, up to a maximum of 20% eligible compensation. Employees may immediately invest their individual contribution, as well as the Company’s matching portion, to any of a variety of investment alternatives offered under the subsidiary 401(k) Plan. Expense for employer match related to the plan totaled $130,692 in 2006, $142,645 in 2005 and $124,335 in 2004.

Postretirement Life Insurance Benefits

The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee’s date of retirement. The Company’s plan for its postretirement benefit obligation is unfunded. The Company’s postretirement obligations are not material. Net postretirement benefit cost was $92,445, $90,000 and $90,000 for 2006, 2005 and 2004, respectively.

NOTE 18.

INCOME TAXES

The current and deferred tax provisions (benefits) applicable to income from continuing operations for each of the last three fiscal years are as follows:

Years Ended December 31,	2006	2005	2004

FEDERAL
Current	$5,796,596	$14,778,873	$12,312,340
Deferred	$4,683,135	(3,455,130)	(459,692)

Total	$10,479,731	$11,323,743	$11,852,648

STATE AND LOCAL
Current	$(5,371,344)	$894,893	$(583,326)
Deferred	258,421	891,311	(195,438)

Total	$(5,112,923)	$1,786,204	$(778,774)

TOTAL
Current	$425,252	$15,673,766	$11,729,004
Deferred	4,941,556	(2,563,819)	(655,130)

Total	$5,366,808	$13,109,947	$11,073,874

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,	2006	2005	2004

Federal statutory rate	35%	35%	35%

Computed tax based on income from continuing operations	$9,227,937	$12,800,430	$11,811,870
Increase (Decrease) in tax resulting from:
State and local taxes, net of Federal income tax benefit	(3,323,400)	1,161,032	(542,489)
Tax-exempt income	(718,718)	(878,404)	(862,029)
Other permanent items	180,989	26,889	666,522

Total	$5,366,808	$13,109,947	$11,073,874

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,	2006	2005

Deferred tax assets
Difference between financial statement provision for loan losses and tax bad debt deduction	$7,353,129	$7,465,004
Pension and benefit plans	8,661,509	—
Deferred compensation	—	3,616,161
SFAS No. 115 deferred tax asset	1,467,962	1,822,286
Other	2,171,712	6,523,805

Total deferred tax assets	19,654,312	19,427,256

Deferred tax liabilities
Difference between tax and net book values of fixed assets	361,012	1,049,722
Pension and benefit plans	—	1,456,801
Other	2,562,933	1,807,707

Total deferred tax liabilities	2,923,945	4,314,230

Net deferred tax asset	$16,730,367	$15,113,026

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred assets was not considered necessary at December 31, 2006 and 2005 since it is more likely than not that these assets will be realized.

The current tax receivable (payable) as of December 31, 2006 and 2005 was approximately $4,872,000 and $(7,987,000), respectively.

NOTE 19.

EARNINGS PER SHARE

Basic EPS has been computed using the weighted-average common shares outstanding during the year.

Diluted EPS reflect the effect of the weighted-average number of Series D convertible preferred shares (held on behalf of the Employee Stock Ownership Plan), if any, and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the average price of the Company’s common stock is utilized.

Earnings per common share have been computed based on the following:

Years Ended December 31,	2006	2005	2004

Net income from continuing operations available to common shareholders	$20,998,725	$23,462,709	$22,674,326
(Loss) income from discontinued operations	(603,753)	564,116	1,929,747
Loss on sale of discontinued operations	(9,634,911)	—	—

Net income available to common shareholders	$10,760,061	$24,026,825	$24,604,073

Weighted average number of common shares used to calculate dilutive effect of basic earnings per common share	18,734,610	19,164,498	19,146,561
Options	530,483	598,854	854,405
Convertible preferred stock	—	—	34,528

Weighted average number of common shares used to calculate diluted earnings per common share	19,265,093	19,763,352	20,035,494

Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2006 and 2005 have not been included in computation of diluted EPS for those respective years. As of December 31, 2006, 223,111 options to purchase shares at prices between $19.50 and $26.94 were not included; as of December 31, 2005, 121,275 options to purchase shares at prices between $21.93 and $26.94 were not included; as of December 31, 2004, there were no options excluded.

NOTE 20.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose the “fair value” of certain financial instruments for which it is practical to estimate “fair value.”

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimated cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. With the exception of investment securities and long-term debt, the Company’s financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments that are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

The following disclosures represent the Company’s best estimate of the “fair value” of financial instruments.

Financial Instruments with Carrying Amount Equal to Fair Value

The carrying amount of cash and due from banks, interest-bearing deposits with other banks, Federal funds sold, customers’ liabilities under acceptances, accrued interest receivable, Federal funds purchased, securities sold under agreements to repurchase, commercial paper, other short-term borrowings, acceptances outstanding, and accrued interest payable, as a result of their short-term nature, is considered to approximate fair value.

Investment Securities

For investment securities, fair value has been based upon current market quotations, where available. If quoted market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

PAGE 70

Loans Held in Portfolio

The fair value of loans held in portfolio which reprice within 90 days reflecting changes in the base rate approximate their carrying amount. For other loans held in portfolio, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and for similar maturities. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.

The estimated fair value for secured nonaccrual loans is the value of the underlying collateral which is sufficient to repay each loan. For other nonaccrual loans, the estimated fair value represents book value less a credit risk adjustment based on the Company’s historical credit loss experience.

Deposits

SFAS No. 107 requires that the fair value of demand, savings, NOW (negotiable order of withdrawal) and certain money market deposits be equal to their carrying amount. The Company believes that the fair value of these deposits, including the value of deposit relationships, is clearly greater than that prescribed by SFAS No. 107.

For other types of deposits with fixed maturities, fair value has been estimated based upon interest rates currently being offered on deposits with similar characteristics and maturities.

Long-Term Debt

 For long-term borrowings, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being quoted debt with similar characteristics and maturities.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

December 31,	2006		2005

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

FINANCIAL ASSETS
Cash and due from banks	$50,058,593	$50,058,593	$68,562,037	$68,562,037
Interest-bearing deposits with other banks	1,261,187	1,261,187	1,212,227	1,212,227
Federal funds sold	20,000,000	20,000,000	—	—
Investment securities	569,324,317	560,071,577	715,298,588	705,773,196
Loans held for sale	33,319,789	33,319,789	40,977,538	40,977,538
Loans held in portfolio, net	1,096,313,646	1,092,574,791	996,687,839	996,649,502
Customers’ liability under acceptances	98,399	98,399	589,667	589,667
Accrued interest receivable	5,844,868	5,844,868	6,116,107	6,116,108
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,004,881,046	1,004,881,046	961,278,628	961,278,628
Time deposits	517,149,377	516,920,978	487,047,512	484,903,529
Securities sold under agreements to repurchase	52,802,796	52,802,796	149,796,073	149,796,073
Federal funds purchased	—	—	55,000,000	55,000,000
Commercial paper	27,561,567	27,561,567	38,191,016	38,191,016
Other short-term borrowings	3,411,630	3,411,630	38,851,246	38,851,246
Acceptances outstanding	98,399	98,399	589,667	589,667
Accrued interest payable	3,309,821	3,309,821	3,110,367	3,110,367
Long-term borrowings	45,774,000	44,080,523	85,774,000	86,224,314

NOTE 21.
CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total

Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2006, the Company and the bank exceeded the requirements for “well capitalized” institutions.

The following tables present information regarding the Company’s and the bank’s regulatory capital ratios:

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
The Company	$162,232	12.69%	$102,299	8.00%	$127,874	10.00%
The bank	138,651	10.95	101,288	8.00	126,610	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	146,244	11.44	51,150	4.00	76,725	6.00
The bank	122,819	9.70	50,644	4.00	75,966	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	146,244	7.79	75,131	4.00	93,913	5.00
The bank	122,819	6.57%	74,788	4.00%	93,485	5.00%

As of December 31, 2005

Total Capital (to Risk-Weighted Assets):
The Company	$172,946	13.28%	$104,219	8.00%	$130,274	10.00%
The bank	135,307	10.99	98,520	8.00	123,150	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	156,659	12.03	52,110	4.00	78,165	6.00
The bank	119,910	9.74	49,260	4.00	73,890	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	156,659	7.96	78,680	4.00	98,350	5.00
The bank	119,910	6.33	75,722	4.00	94,653	5.00

NOTE 22.
SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way information about operating segments is reported in annual financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.

The Company provides a broad range of financial products and services, including commercial loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2006 average interest-earning assets were 61.5% loans (corporate lending was 67.0% and real estate lending was 28.5% of total loans, respectively) and 38.1% investment securities and money market investments. There were no industry concentrations (exceeding 10% of loans, gross) in the corporate loan portfolio. Approximately 72% of loans are to borrowers located in the New York metropolitan area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following table provides certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Year Ended December 31, 2006
Net interest income	$35,262,677	$21,470,915	$16,791,484	$73,525,076
Noninterest income	20,339,968	10,031,131	965,738	31,336,837
Depreciation and amortization	628,535	393,063	2,458	1,024,056
Segment income from continuing operations before income taxes	25,227,358	13,517,899	15,492,347	54,237,604
Segment loss from discontinued operations before income taxes	(982,392)	—	—	(982,392)
Segment assets from continuing operations	750,698,220	371,762,040	738,348,258	1,860,808,518
Segment assets from discontinued operations	1,662,697	—	—	1,662,697

Year Ended December 31, 2005
Net interest income	$31,299,679	$21,740,851	$21,461,800	$74,502,330
Noninterest income	12,428,528	16,809,178	2,195,149	31,432,855
Depreciation and amortization	390,450	403,086	2,454	795,990
Segment income from continuing operations before income taxes	19,351,879	20,031,035	22,929,744	62,312,658
Segment income from discontinued operations before income taxes	1,040,882	—	—	1,040,882
Segment assets from continuing operations	694,617,210	351,195,939	864,164,967	1,909,978,116
Segment assets from discontinued operations	116,250,231	—	—	116,250,231

Year Ended December 31, 2004
Net interest income	$26,446,156	$16,736,564	$23,925,710	$67,108,430
Noninterest income	12,434,811	15,640,862	2,782,500	30,858,173
Depreciation and amortization	308,045	404,384	1,229	713,658
Segment income from continuing operations before income taxes	15,262,494	17,150,037	26,273,128	58,685,659
Segment income from discontinued operations before income taxes	3,607,408	—	—	3,607,408
Segment assets from continuing operations	607,339,759	313,730,365	812,113,123	1,733,183,247
Segment assets from discontinued operations	114,596,246	—	—	114,596,246

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets for reportable operating segments to the Company’s consolidated totals:

Years Ended December 31,	2006	2005	2004

Net interest income:
Total for reportable operating segments	$73,525,076	$74,502,330	$67,108,430
Other[1]	1,039,590	922,457	768,438

Consolidated net interest income	$74,564,666	$75,424,787	$67,876,868

Noninterest income:
Total for reportable operating segments	$31,336,837	$31,432,855	$30,858,173
Other[1]	2,321,492	2,583,543	3,080,677

Consolidated noninterest income	$33,658,329	$34,016,398	$33,938,850

Income from continuing operations before income taxes:
Total for reportable operating segments	$54,237,604	$62,312,658	$58,685,659
Other[1]	(27,872,071)	(25,740,002)	(24,937,459)

Consolidated income/loss from continuing operations before income taxes	$26,365,533	$36,572,656	$33,748,200

Assets:

Total for reportable operating segments—continuing operations	$1,860,808,518	$1,909,978,116	$1,733,183,247
—discontinued operations	1,662,697	116,250,231	114,596,246
Other[1]	23,486,071	29,814,139	23,332,269

Consolidated assets	$1,885,957,286	$2,056,042,486	$1,871,111,762

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

NOTE 23. PARENT COMPANY CONDENSED BALANCE SHEETS

December 31,	2006	2005

ASSETS
Cash and due from banks
Banking subsidiary	$15,963,288	$8,701,981
Other banks	1,230	34,980
Interest-bearing deposits—banking subsidiary	30,367,015	641,990
Investment in subsidiaries
Banking subsidiary (including goodwill of $22,862,051 and $21,158,440, respectively)	137,231,518	139,087,242
Other subsidiaries	11,981,127	6,698,677
Due from subsidiaries
Other subsidiaries	—	66,318,091
Other assets	16,193,236	6,200,796

	$211,737,414	$227,683,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$27,561,567	$38,191,016
Due to subsidiaries
Other subsidiaries	995,870	994,937
Accrued expenses and other liabilities	25,143,206	15,136,244
Junior subordinated debt (see Note 10)	25,774,000	25,774,000
Shareholders’ equity	132,262,771	147,587,560

	$211,737,414	$227,683,757

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,	2006	2005	2004

INCOME
Dividends and interest from Banking subsidiary	$20,088,150	$22,588,819	$20,086,143
Other subsidiaries	1,327,891	1,270,190	434,499
Other income	6,525	24,050	2,422

Total income	21,422,566	23,883,059	20,523,064

EXPENSE
Interest expense	4,203,131	3,138,978	2,511,309
Other expenses	5,187,090	4,865,828	2,413,799

Total expense	9,390,221	8,004,806	4,925,108

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	12,032,345	15,878,253	15,597,956
Benefit for income taxes	(3,424,488)	(2,982,742)	(2,039,767)

	15,456,833	18,860,995	17,637,723

Equity in undistributed net income (loss) of Banking subsidiary (net of income/(loss) on discontinued operations of $(242,803), $123,939 and $1,910,279, respectively)	5,202,425	4,648,066	6,836,107
Other subsidiaries (net of (loss)/income on discontinued operations of $(9,995,861), $440,177 and $19,468, respectively)	(9,899,197)	517,764	130,243

Net income	$10,760,061	$24,026,825	$24,604,073

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2006	2005	2004

OPERATING ACTIVITIES
Net income	$10,760,061	$24,026,825	$24,604,073

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned compensation	22,007	269,205	603,764
Increase (Decrease) in accrued expenses and other liabilities	10,006,962	2,637,645	(78,139)
Increase (Decrease) in due to subsidiaries, net	933	1,709	974
Decrease (Increase) in due from subsidiaries, net	66,318,091	(12,315,414)	(15,654,499)
Equity in undistributed net loss (income) of subsidiaries	4,696,772	(5,165,830)	(6,966,350)
(Increase) Decrease in other assets	(9,992,440)	(568,292)	348,922
Other, net	(339,605)	(719,643)	(2,038,019)

Net cash provided by operating activities	81,472,781	8,166,205	820,726

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits—banking subsidiary	(29,725,025)	(251,681)	7,141,314
Capital contributed to subsidiaries	(15,181,649)	—	—

Net cash (used in) provided by investing activities	(44,906,674)	(251,681)	7,141,314

FINANCING ACTIVITIES
Net (decrease) increase in commercial paper	(10,629,449)	12,199,978	(2,808,017)
Cash dividends paid on common shares	(14,216,097)	(14,035,197)	(12,106,022)
Proceeds from exercise of stock options	1,338,013	2,701,565	4,334,474
Purchase of treasury shares	(5,831,017)	(10,507,293)	(8,310,004)
Cash paid in lieu of fractional shares in connection with stock dividend/split	—	(25,113)	(26,036)

Net cash used in financing activities	(29,338,550)	(9,666,060)	(18,915,605)

Net increase (decrease) in cash and due from banks	7,227,557	(1,751,536)	(10,953,565)
Cash and due from banks—beginning of year	8,736,961	10,488,497	21,442,062

Cash and due from banks—end of year	$15,964,518	$8,736,961	$10,488,497

Supplemental disclosure of cash flow information:
Interest paid	$4,233,098	$3,057,648	$2,508,928
Income taxes paid	3,175,881	15,305,000	11,435,000

NOTE 24.
COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $4,833,664, $4,104,536 and $3,325,473 for the years ended December 31, 2006, 2005 and 2004, respectively, which are net of rental income for a sublease of $190,702, $177,303 and $172,930 for the years ended December 31, 2006, 2005 and 2004, respectively.

The future minimum rental commitments as of December 31, 2006 under noncancelable leases follow:

Year(s)	Rental Commitments

2007	$4,119,575
2008	4,038,247
2009	3,724,045
2010	2,807,510
2011	2,178,517
2012 and thereafter	9,230,436

Total	$26,098,330

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

Loan commitments, approximately 56% of which have an original maturity of one year or less, were approximately $76,184,000 as of December 31, 2006. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FIN No. 45, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2006, these commitments totaled $37,851,801 of which $24,782,087 expire within one year and $13,069,714 within two years. Approximately 84% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2006 ranged from 0% to 100%; the average amount collateralized was approximately 97%.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

NOTE 25. QUARTERLY DATA (UNAUDITED)

2006 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income[1]	$27,395,380	$29,174,078	$29,767,237	$30,249,425
Total interest expense[1]	9,001,723	10,043,086	11,275,605	11,701,040
Net interest income[1]	18,393,657	19,130,992	18,491,632	18,548,385
Provision for loan losses[1]	1,365,000	377,229	1,510,367	1,250,000
Net securities (losses)/gains[1]	(459,497)	14,866	—	1,514
Noninterest income, excluding securities gains[1]	6,244,350	8,990,840	9,250,995	9,615,261
Noninterest expenses[1]	18,522,352	18,805,582	19,455,237	20,571,695
Income from continuing operations, net of tax	6,484,892	5,382,291	5,021,566	4,109,976
(Loss)/income from discontinued operations, net of tax	(44,759)	(516,806)	150,752	(192,940)
(Loss)/income on sale of discontinued operations, net of tax	—	—	(9,604,166)	(30,745)
Net income/(loss)	6,440,133	4,865,485	(4,431,848)	3,886,291
Income from continuing operations, net of tax, per average common share:
Basic	0.34	0.29	0.27	0.22
Diluted	0.33	0.28	0.27	0.21
Net income (loss) per average common share:
Basic	0.34	0.26	(0.23)	0.20
Diluted	0.33	0.25	(0.23)	0.20
Common stock closing price:
High	23.15	21.09	21.14	19.82
Low	18.74	17.48	18.14	18.55
Quarter-end	20.60	19.50	19.66	19.70

2005 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income[1]	$23,414,140	$24,820,508	$26,405,192	$27,248,228
Total interest expense[1]	5,286,815	6,128,165	7,220,807	7,827,494
Net interest income[1]	18,127,325	18,692,343	19,184,385	19,420,734
Provision for loan losses[1]	1,548,500	1,155,500	1,508,000	1,002,000
Net securities gains[1]	196,680	—	—	140,777
Noninterest income, excluding securities gains[1]	7,660,521	9,151,545	9,230,694	7,636,181
Noninterest expenses[1]	16,163,470	17,224,370	17,230,482	17,036,207
Income from continuing operations, net of tax	5,444,719	5,671,713	6,030,300	6,315,977
Income/(loss) from discontinued operations, net of tax	322,004	384,440	243,649	(385,977)
Net income	5,766,723	6,056,153	6,273,949	5,930,000
Income from continuing operations, net of tax, per average common share:
Basic	0.28	0.30	0.31	0.33
Diluted	0.27	0.29	0.30	0.33
Net income per average common share:
Basic	0.30	0.32	0.32	0.31
Diluted	0.29	0.31	0.31	0.31
Common stock closing price:
High	27.086	23.495	22.276	21.619
Low	22.238	19.952	19.286	18.343
Quarter-end	23.114	20.333	21.438	19.730

[1] Continuing operations.

NOTE 26.
ADOPTION OF SAB 108

The Company adopted SEC SAB 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements effective during the year ended December 31, 2006. Under SAB 108, the cumulative effect of immaterial misstatements originating in prior years that, if adjusted in the current year, would be immaterial to the current year financial statements should be reported in the carrying amounts of assets and liabilities as of the beginning of the current year, and the offsetting adjustment should be made to the opening balance of retained earnings for the current year. Accordingly, in the fourth quarter of 2006, the Company recorded a cumulative effect adjustment, relating to operating leases, of $(589,329) to the beginning balance of retained earnings for 2006. Management considered the prior year misstatements, which have been corrected through the cumulative effect adjustment, as immaterial based on management’s historical practice of evaluating such misstatements.

The Company’s previous accounting treatment for recognizing occupancy expense related to operating leases arose at the inception of these leases in 1997. Previously, the Company recorded occupancy expense based on contractual amounts and the timing of actual payments. The Company revised its accounting for operating leases to recognize occupancy expense on a straight-line basis over the lease term, which included certain periods during which facilities were under construction. This accounting treatment is in accordance with SFAS No. 13, Accounting for Leases, and related interpretations. The cumulative effect adjustment resulted in an increase of $1,074,241 to deferred rent liability, in other liabilities, and an increase of $484,912 to deferred tax assets.

R E P O R T O F I N D E P E N D E N T R E G I S T E R E D P U B L I C A C C O U N T I N G F I R M

The Shareholders and Board of Directors Sterling Bancorp:

We have audited the accompanying consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, and the financial position of Sterling National Bank and subsidiaries as of December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 26 to the consolidated financial statements, in 2006 the Company adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP New York, New York March 15, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s annual report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changed conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective. The Company’s management excluded from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, the internal controls over financial reporting at Sterling Resource Funding Corp., which acquired the business and certain assets of PL Services, L.P. on April 1, 2006, associated with total assets and total revenues representing approximately 3.9% and 8.8%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, as stated in their report, which is included below.

(c) Report of independent registered public accounting firm

The Shareholders and Board of Directors
Sterling Bancorp:

We have audited management’s assessment, included in the accompanying Management’s annual report on internal control over financial reporting (Item 9A(b)), that Sterling Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Sterling Bancorp excluded from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, the internal control over financial reporting at Sterling Resource Funding Corp., which acquired the business and certain assets of PL Services, L.P. on April 1, 2006, associated with total assets and total revenues representing approximately 3.9% and 8.8%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of Sterling Resource Funding Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2006 and 2005, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 15, 2007

(d) Changes in internal control over financial reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

P A R T  I I I

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 17 at the end of Part I of this report. The other information required by Item 10 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2006 and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2006 and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information appearing in Note 15 of the Company’s consolidated financial statements beginning on page 63.

The following table provides information as of December 31, 2006, regarding securities issued to all of the Company’s employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2006, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	1,855,243	$12.12	466,487
Equity Compensation Plans not approved by security holders	—	—	—

TOTAL	1,855,243	$12.12	466,487

The other information required by Item 12 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2006 and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2006 and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2006 and is incorporated by reference.

P A R T I V ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as a part of this report are listed below:

	1.	Financial Statements
Sterling Bancorp
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Sterling National Bank
Consolidated Statements of Condition as of December 31, 2006 and 2005

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

(b)
Shareholder Protection Rights Agreement, dated as of May 21, 1998, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 4.1 to the Registrant’s Form 8-A dated June 15, 1998 and incorporated herein by reference).

10.	(i)(A)
Sterling Bancorp Stock Incentive Plan (Amended and Restated as of May 20, 2004) (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(B)	Form of Award Letter for Non-Employee Directors (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(C)	Form of Award Letter for Officers (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(D)	Form of Nonqualified Stock Option Award (Filed as Exhibit 10(A) to the Registrant’s Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

	(i)(E)	Form of Award Letter for Officers.

(ii)(A)
Sterling Bancorp Key Executive Incentive Bonus Plan (Filed as Exhibit C to the Registrant’s definitive Proxy Statement, dated March 13, 2001, filed on March 16, 2001 and incorporated herein by reference).

(iii)(A)
Amended and Restated Employment Agreements dated March 22, 2002 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant’s Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein).

(iii)(B)
Amendments to Employment Agreements dated February 26, 2003 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 3.10(xiv)(a) and 3.10(xiv)(b), respectively, to the Registrant’s  Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

(iii)(C)
Amendments to Employment Agreements dated February 24, 2004 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(xv)(a) and 10(xv)(b), respectively, to the Registrant’s Form 10-K dated December 31, 2003 and filed on March 12, 2004 and incorporated herein by reference).

(iii)(D)
Amendments to Employment Agreements dated March 18, 2005 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(B) and 10(C), respectively, to the Registrant’s Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

(iii)(E)
Amendments to Employment Agreements dated March 18, 2006 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(E)(a) and 10(iii)(E)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference)

	(iii)(F)	Amendments to Employment Agreements dated March 15, 2007: (a) For Louis J. Cappelli (b) For John C. Millman.

(iv)(A)
Form of Change of Control Severance Agreement entered into May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

(iv)(B)
Amendment to Form of Change of Control Severance Agreement dated February 6, 2002 entered into between the Registrant and each of four executives (Filed as Exhibit 10(ii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

(iv)(C)
Form of Change of Control Severance Agreement dated April 3, 2002 entered into between the Registrant and one executive (Filed as Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

(iv)(D)
Form of Change of Control Severance Agreement dated June 8, 2004 entered into between the Registrant and one executive (Filed as Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

(iv)(E)
Form of Change in Control Severance and Retention Agreement, dated as of November 7, 2006, entered into between the Registrant and one officer (filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended Septerber 30, 2006 and incorporated herein by reference).

	(iv)(F)	Form of Change in Control Severance and Retention Agreement, dated as of September 7, 2006, entered into between the Registrant and one executive officer.

11.		Statement re: Computation of Per Share Earnings.

12.		Statement re: Computation of Ratios.

21.		Subsidiaries of the Registrant.

23.		Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.		Rule 13a-14(a) Certifications.

32.		Section 1350 Certifications.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP

/s/ Louis J. Cappelli

Louis J. Cappelli, Chairman and Chief Executive Officer
(Principal Executive Officer)

March 15, 2007

Date

/s/ John W. Tietjen

John W. Tietjen, Executive Vice President
(Principal Financial and Accounting Officer)

March 15, 2007

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 15, 2007	/s/ Louis J. Cappelli

(Date)	Louis J. Cappelli Director, Chairman and Chief Executive Officer (Principal Executive Officer)

March 15, 2007	/s/ John W. Tietjen

(Date)	John W. Tietjen Executive Vice President (Principal Financial and Accounting Officer)

March 15, 2007	/s/ John C. Millman

(Date)	John C. Millman Director

March 15, 2007	/s/ Joseph M. Adamko

(Date)	Joseph M. Adamko Director

March 15, 2007	/s/ Walter Feldesman

(Date)	Walter Feldesman Director

March 15, 2007	/s/ Henry J. Humphreys

(Date)	Henry J. Humphreys Director

March 15, 2007	/s/ Eugene T. Rossides

(Date)	Eugene T. Rossides Director

Exhibit Index
10.	(i)(E)	Form of Award Letter for Officers.

	(iii)(F)	Amendments to Employment Agreements dated March 15, 2007: (a) For Louis J. Cappelli (b) For John C. Millman.

	(iv)(F)	Form of Change in Control Severance and Retention Agreement, dated as of September 7, 2006, entered into between the Registrant and one executive officer.

11.		Statement re: Computation of Per Share Earnings.

12.		Statement re: Computation of Ratios.

21.		Subsidiaries of the Registrant.

23.		Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.		Rule 13a-14(a) Certifications.

32.		Section 1350 Certifications.