Form 10-Q
period 2007-03-31
STERLING BANCORP
filed 2007-05-10
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of April 30, 2007 there were 18,664,868 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$81,698,635	$50,058,593
Interest-bearing deposits with other banks	1,850,882	1,261,187
Federal funds sold	—	20,000,000

Securities available for sale (at estimated fair value; pledged: $46,176,029 in 2007 and $90,583,854 in 2006)	144,969,123	148,420,887

Securities held to maturity (pledged: $217,411,362 in 2007 and $199,997,912 in 2006) (estimated fair value: $419,063,772 in 2007 and $411,650,690 in 2006)	426,380,228	420,903,430

Total investment securities	571,349,351	569,324,317

Loans held for sale	39,576,275	33,319,789

Loans held in portfolio, net of unearned discounts	1,080,587,313	1,112,601,620
Less allowance for loan losses	15,806,296	16,287,974

Loans, net	1,064,781,017	1,096,313,646

Customers’ liability under acceptances	487,409	98,399
Goodwill	22,862,051	22,862,051
Premises and equipment, net	11,640,018	11,323,649
Other real estate	2,415,218	2,242,419
Accrued interest receivable	5,195,659	5,844,868
Bank owned life insurance	28,201,711	27,949,160
Other assets	42,817,706	43,696,511

Total assets from continuing operations	1,872,875,932	1,884,294,589
Assets - discontinued operations	1,302,240	1,662,697

	$1,874,178,172	$1,885,957,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$461,733,507	$546,442,704
Savings, NOW and money market deposits	481,074,038	447,600,898
Time deposits	566,350,351	527,986,821

Total deposits	1,509,157,896	1,522,030,423

Securities sold under agreements to repurchase - customers	61,607,136	52,802,796
Commercial paper	27,652,304	27,561,567
Short-term borrowings - other	2,575,825	3,411,630
Long-term borrowings - FHLB	20,000,000	20,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	137,609,265	129,549,993

Acceptances outstanding	487,409	98,399
Accrued expenses and other liabilities	93,677,161	101,679,342
Liabilities - discontinued operations	228,983	336,358

Total liabilities	1,741,160,714	1,753,694,515

Shareholders’ equity

Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,262,170 and 21,177,084 shares, respectively	21,262,170	21,177,084
Capital surplus	168,615,797	167,960,063
Retained earnings	16,631,370	16,693,987
Accumulated other comprehensive loss, net of tax	(11,310,469)	(11,842,908)

	195,198,868	193,988,226
Less

Common shares in treasury at cost, 2,597,302 and 2,572,368 shares, respectively	62,181,410	61,725,455

Total shareholders’ equity	133,017,458	132,262,771

	$1,874,178,172	$1,885,957,286

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006

INTEREST INCOME
Loans	$21,726,617	$19,380,054
Investment securities
Available for sale	1,844,714	2,201,786
Held to maturity	4,869,125	5,743,474
Federal funds sold	635,308	39,985
Deposits with other banks	30,684	30,081

Total interest income	29,106,448	27,395,380

INTEREST EXPENSE
Deposits
Savings, NOW and money market	2,859,406	1,782,920
Time	6,547,498	4,460,851
Securities sold under agreements to repurchase
- customers	1,074,994	694,848
- dealers	—	983,988
Federal funds purchased	12,379	135,140
Commercial paper	349,739	404,601
Short-term borrowings - FHLB	—	193,168
Short-term borrowings - other	11,868	10,412
Long-term borrowings - FHLB	224,501	586,351
Long-term borrowings - subordinated debt	523,438	523,438

Total interest expense	11,603,823	9,775,717
Interest expense allocated to discontinued operations	—	(773,994)

Net interest income	17,502,625	18,393,657
Provision for loan losses	1,250,000	1,365,000

Net interest income after provision for loan losses	16,252,625	17,028,657

NONINTEREST INCOME
Customer related service charges and fees	5,839,339	3,556,834
Mortgage banking income	2,832,420	2,216,552
Trust fees	141,203	151,722
Bank owned life insurance income	252,551	220,060
Securities losses	—	(459,497)
Other income	163,783	99,182

Total noninterest income	9,229,296	5,784,853

NONINTEREST EXPENSES
Salaries	8,997,512	7,762,818
Employee benefits	2,489,561	2,901,323

Total personnel expense	11,487,073	10,664,141
Occupancy and equipment expenses, net	2,707,703	2,302,949
Advertising and marketing	963,901	999,026
Professional fees	1,339,775	1,823,163
Communications	516,270	394,572
Other expenses	2,669,028	2,338,501

Total noninterest expenses	19,683,750	18,522,352

Income from continuing operations before income taxes	5,798,171	4,291,158
Provision/(Benefit) for income taxes	2,226,498	(2,193,734)

Income from continuing operations	3,571,673	6,484,892
Loss from discontinued operations, net of tax	(91,971)	(44,759)

Net income	$3,479,702	$6,440,133

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

continued

	Three Months Ended March 31,
	2007	2006

Average number of common shares outstanding
Basic	18,645,423	18,783,299
Diluted	19,128,056	19,345,614

Income from continuing operations, per average common share
Basic	$0.19	$0.34
Diluted	0.19	0.33

Net income, per average common share
Basic	0.19	0.34
Diluted	0.18	0.33

Dividends per common share	0.19	0.19

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net Income	$3,479,702	$6,440,133

Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) arising during the period	336,448	(1,234,347)

Reclassification adjustment for losses included in net income	—	251,850

Amortization of:
Prior service cost	13,545	—

Net actuarial losses	182,446	—

Comprehensive income	$4,012,141	$5,457,636

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Common Stock
Balance at January 1	$21,177,084	$21,066,916
Common shares issued under stock incentive plan	85,086	18,749

Balance at March 31	$21,262,170	$21,085,665

Capital Surplus
Balance at January 1	$167,960,063	$166,313,566
Common shares issued under stock incentive plan and related tax benefits	655,734	534,996

Balance at March 31	$168,615,797	$166,848,562

Retained Earnings
Balance at January 1	$16,693,987	$20,739,352
Net Income	3,479,702	6,440,133
Cash dividends paid - common shares	(3,542,319)	(3,562,381)

Balance at March 31	$16,631,370	$23,617,104

Accumulated Other Comprehensive Loss
Balance at January 1	$(11,842,908)	$(5,229,620)

Unrealized holding losses arising during the period:
Before tax	613,284	(2,040,054)
Tax effect	(276,836)	805,707

Net of tax	336,448	(1,234,347)

Reclassification adjustment for losses/(gains) included in net income:
Before tax	—	459,497
Tax effect	—	(207,647)

Net of tax	—	251,850

Amortization of prior service cost and net actuarial losses:
Before tax	357,256	—
Tax effect	(161,265)	—

	195,991	—

Balance at March 31	$(11,310,469)	$(6,212,117)

Treasury Stock
Balance at January 1	$(61,725,455)	$(55,280,647)
Purchase of common shares	—	(1,525,999)
Surrender of shares issued under stock incentive plan	(455,955)	(205,322)

Balance at March 31	$(62,181,410)	$(57,011,968)

Unearned Compensation
Balance at January 1	$—	$(22,007)
Amortization of unearned compensation	—	22,007

Balance at March 31	$—	$—

Total Shareholders’ Equity
Balance at January 1	$132,262,771	$147,587,560
Net changes during the period	754,687	739,686

Balance at March 31	$133,017,458	$148,327,246

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating Activities
Net Income	$3,479,702	$6,440,133
Loss from discontinued operations included below in operating cash flows from discontinued operations	91,971	44,759

Income from continuing operations	3,571,673	6,484,892
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	1,250,000	1,365,000
Depreciation and amortization of premises and equipment	639,479	519,975
Securities losses	—	459,497
Income from bank owned life insurance	(252,551)	(220,060)
Deferred income tax provision	1,431,346	2,066,068
Proceeds from sale of loans	138,527,585	149,510,690
Gains on sales of loans, net	(2,832,421)	(2,216,552)
Originations of loans held for sale	(141,951,650)	(143,237,502)
Amortization of unearned compensation	—	22,007
Amortization of premiums on securities	94,298	166,781
Accretion of discounts on securities	(84,699)	(108,547)
Decrease in accrued interest receivable	649,209	475,096
Decrease in accrued expenses and other liabilities	(8,002,181)	(14,161,491)
(Increase) Decrease in other assets	(552,541)	1,220,768
Other, net	(456,170)	111,857

Net cash (used in) provided by operating activities	(7,968,623)	2,458,479

Investing Activities
Purchase of premises and equipment	(955,848)	(309,550)
Net increase in interest-bearing deposits with other banks	(589,695)	(434,729)
Net decrease in federal funds sold	20,000,000	—
Net decrease in loans held in portfolio	30,282,629	35,196,800
Increase in other real estate	(172,799)	(438,805)
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	19,516,795	16,953,372
Purchases of securities - held to maturity	(25,003,500)	(115,870)
Proceeds from sales of securities - available for sale	—	24,538,500
Proceeds from prepayments, redemptions or maturities of securities - available for sale	34,093,334	7,130,721
Purchases of securities - available for sale	(29,996,170)	(3,506,991)

Net cash provided by investing activities	47,174,746	79,013,448

Financing Activities
Net decrease in deposits	(12,872,527)	(35,318,593)
Net increase (decrease) in borrowings	8,059,272	(60,970,974)
Purchase of treasury stock	—	(1,525,999)
Net proceeds from issuance of common stock including the exercise of stock options	628,382	266,940
Cash dividends paid on common stock	(3,542,319)	(3,562,381)

Net cash used in financing activities	(7,727,192)	(101,111,007)

Cash flows from discontinued operations
Operating cash flows	(10,814)	1,230,084
Investing cash flows	171,925	2,038,883

Total	161,111	3,268,967

Net (decrease) increase in cash and due from banks	31,640,042	(16,370,113)
Cash and due from banks - beginning of period	50,058,593	68,562,037

Cash and due from banks - end of period	$81,698,635	$52,191,924

Supplemental disclosures:
Interest paid	$11,445,120	$10,079,286
Income taxes paid	163,976	1,767,655

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.

The consolidated financial statements include the accounts of Sterling Bancorp (the “parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of material intercompany transactions. The term the “Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended March 31, 2007 and 2006 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31, 2007	December 31, 2006

Loans held for sale
Real estate-residential mortgage	$39,576,275	$33,319,789

Loans held in portfolio
Commercial and industrial	$596,855,008	$622,476,925
Lease financing	243,948,999	239,225,533
Real estate-residential mortgage	113,927,870	120,056,900
Real estate-commercial mortgage	88,451,471	93,214,668
Real estate-construction	30,279,509	30,030,684
Installment	12,672,282	12,380,848
Loans to depository institutions	27,000,000	27,000,000

Loans held in portfolio, gross	1,113,135,139	1,144,385,558
Less unearned discounts	32,547,826	31,783,938

Loans held in portfolio, net of unearned discounts	$1,080,587,313	$1,112,601,620

3.	The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended March 31,

	2007	2006

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$409,271	$467,499
Interest cost	567,201	616,900
Expected return on plan assets	(475,457)	(542,976)
Amortization of prior service cost	24,689	19,691
Recognized actuarial loss	332,567	336,918

Net periodic benefit cost	$858,271	$898,032

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $2,000,000 to the defined benefit pension plan in 2007. No contribution has been made as of March 31, 2007.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

4.	The following information is provided in connection with the sales and/or calls of available for sale securities:

Three Months Ended March 31,	2007	2006

Proceeds	$—	$24,538,500

Gross Gains	—	—

Gross Losses	—	459,497

During the first quarter of 2006 the Company sold lower yielding available for sale securities at a loss to partially fund the acquisition of Sterling Resource Funding Corp.

5.

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2007 year-to-date average interest-earning assets were 62.6% loans (corporate lending was 68.2% and real estate lending was 26.9% of total loans, respectively) and 37.4% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 75% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments for the three month periods ended March 31,2007 and 2006 (all amounts are from continuing operations except where designated as discontinued):

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended March 31, 2007
Net interest income	$6,225,650	$4,974,172	$6,054,048	$17,253,870
Noninterest income	5,582,025	2,920,999	335,723	8,838,747
Depreciation and amortization	180,404	92,308	614	273,326
Segment income from continuing operations before income taxes	4,121,969	4,247,900	5,746,217	14,116,086
Segment loss from discontinued operations before income taxes	(167,454)	—	—	(167,454)
Segment assets from continuing operations	727,283,459	367,001,856	752,824,906	1,847,110,221
Segment assets from discontinued operations	1,302,240	—	—	1,302,240

Three Months Ended March 31, 2006
Net interest income	$8,110,761	$5,424,633	$4,586,401	$18,121,795
Noninterest income	3,151,469	2,315,471	(161,649)	5,305,291
Depreciation and amortization	103,402	100,731	614	204,747
Segment income from continuing operations before income taxes	4,827,938	2,923,638	4,294,289	12,045,865
Segment loss from discontinued operations before income taxes	(76,618)	—	—	(76,618)
Segment assets from continuing operations	689,589,766	342,949,424	770,803,911	1,803,343,101
Segment assets from discontinued operations	113,289,309	—	—	113,289,309

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended March 31,

	2007	2006

Net interest income:
Total for reportable operating segments	$17,253,870	$18,121,795
Other [1]	248,755	271,862

Consolidated net interest income	$17,502,625	$18,393,657

Noninterest income:
Total for reportable operating segments	$8,838,747	$5,305,291
Other [1]	390,549	479,562

Consolidated noninterest income	$9,229,296	$5,784,853

Income from continuing operations before income taxes:
Total for reportable operating segments	$14,116,086	$12,045,865
Other [1]	(8,317,915)	(7,754,707)

Consolidated income from continuing operations before income taxes	$5,798,171	$4,291,158

Assets:
Total for reportable operating segments:
- continuing operations	$1,847,110,221	$1,803,343,101
- discontinued operations	1,302,240	113,289,309
Other [1]	25,765,711	29,338,298

Consolidated assets	$1,874,178,172	$1,945,970,708

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

6.

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF Issue No. 06-5”) and SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 156”) as of January 1, 2007. There was no material impact on the Company’s results of operations or financial condition upon adoption.

The Company also adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) as of January 1, 2007. The implementation of FIN 48 did not have an impact on our financial position or results of operations. At the adoption date of January 1, 2007 and at March 31, 2007, we had approximately $644,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Approximately 50% of the unrecognized tax benefits are expected to be recognized during the second half of 2007 due to the expiration of the statute of limitations related to the taxation of certain income items. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in noninterest operating expenses. Such accrued interest payable was approximately $235,000 at January 1, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2002 through 2005 are currently either under examination or subject to examination. The Company’s New York State and New York City tax returns for years prior to 2003 are no longer subject to examination.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, which became effective for certain hybrid financial instruments acquired or issued by the Company on or after January 1, 2007, has had no impact on the Company’s consolidated financial statements because the Company has not acquired or issued the type of instruments covered by SFAS No. 155.

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available for sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.

SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is currently analyzing the potential effects of SFAS No. 159 on its financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank (the “bank”). Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.

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

For the three months ended March 31, 2007, the bank’s average earning assets represented approximately 100.0% of the Company’s average earning assets. Loans represented 62.6% and investment securities represented 34.4% of the bank’s average earning assets for the first quarter of 2007.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on page 24. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 23.

Comparison of the Three Months Ended March 31, 2007 and 2006

The Company reported income from continuing operations, after income taxes, for the three months ended March 31, 2007 of $3.6 million, representing $0.19 per share, calculated on a diluted basis, compared to $6.5 million, or $0.33 per share calculated on a diluted basis, for the first quarter of 2006. This decrease reflects higher interest and noninterest expenses and an increase in provision for income taxes which were only partially offset by increases in both interest and noninterest income.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $17.6 million for the first quarter of 2007 compared to $18.6 million for the 2006 period, as the higher rates paid on interest-bearing deposits and borrowings in the first quarter of 2007 more than offset the effects of higher average yield on loans, lower balances for borrowings and investment securities for that quarter. The net interest margin, on a tax-equivalent basis, was 4.24% for the first quarter of 2007 compared to 4.45% for the 2006 period. The net interest margin was impacted by the flat yield curve, the higher interest rate environment in 2007, the lower level of noninterest-bearing demand deposits and the effect of higher average loans outstanding. The flat yield curve and more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $29.2 million for the first quarter of 2007, up $1.6 million, from the 2006 period. The tax-equivalent yield on interest-earning assets was 7.15% for the first quarter of 2007 compared to 6.69% for the 2006 period.

Interest earned on the loan portfolio amounted to $21.7 million for the first quarter of 2007, up from $19.4 million the prior year period. Average loan balances amounted to $1,053.3 million, an increase of $77.3 million from an average of $976.0 million in the prior year period. The increase in average loans (across many segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. (completed April 1, 2006) coupled with the Company’s other business development activities, accounted for $1.5 million of the $2.3 million increase in interest earned on loans. The increase in the yield on the loan portfolio to 8.66% for the first quarter of 2007 from 8.32% for the 2006 period was primarily attributable to the mix (including the acquisition of Sterling Resource Funding Corp.) of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2007.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $6.8 million for the first quarter of 2007 from $8.2 million in the prior year period. Average outstandings decreased to $579.1 million (34.4% of average earning assets) for the first quarter of 2007 from $708.7 million (41.9% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.4 years at March 31, 2007 compared to 4.6 years at March 31, 2006.

Total interest expense increased by $2.6 million for the first quarter of 2007 from $9.0 million for the 2006 period, primarily due to the impact of higher rates paid for interest-bearing deposits partially offset by the impact of lower borrowed funds balances.

Interest expense on deposits increased to $9.4 million for the first quarter of 2007 from $6.2 million for the 2006 period, primarily due to an increase in the cost of those funds. The average rate paid on interest-bearing deposits was 3.75% which was 115 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2007.

Interest expense on borrowings decreased to $2.2 million for the first quarter of 2007 from $3.5 million for the 2006 period, primarily due to a decrease in average balances. Average borrowings decreased to $170.6 million for the first quarter of 2007 from $316.8 million in the prior year period, reflecting less reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first quarter of 2007 was $1.3 million, compared to $1.4 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $9.2 million for the first quarter of 2007 from $5.8 million in the 2006 period. Higher customer related service charges and fees were primarily due to revenues attributable to the acquisition of Sterling Resource Funding Corp. Mortgage banking income increased due to a change in product mix towards more profitable market segments and away from the less profitable, higher risk wholesale business. Also contributing to the increase was the absence of losses on sales of securities.

Noninterest Expenses

Noninterest expenses for the first quarter of 2007 increased $1.2 million when compared to the 2006 period. The increase was primarily due to higher salaries, equipment and occupancy costs related to investments in the Sterling franchise, including two new branches and the acquisition of Sterling Resource Funding Corp. These increases were partially offset by expense reductions achieved from the reengineering of the mortgage banking activities, lower expenses for employee benefits and professional fees.

Provision for Income Taxes

The provision for income taxes increased by $4.4 million to $2.2 million for the first quarter of 2007. The increase was primarily due to a $3.7 million reversal of state and local taxes, net of federal tax effect, in the 2006 period as a result of the closure of certain years for local tax purposes, and to the higher level of pre-tax income in the 2007 period.

Discontinued Operations

In September 2006, the Company sold the business conducted by Sterling Financial Services. In accordance with U.S. generally accepted accounting principles, the after-tax loss from discontinued operations is reported in the Consolidated Statements of Income after net income from continuing operations.

Loss from discontinued operations was $92 thousand for the first quarter of 2007, compared to $45 thousand for the first quarter of 2006.

Income taxes applicable to discontinued operations were calculated at the Company’s overall marginal tax rate of 45.14%.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of mortgage-backed securities of U.S. government corporations and government sponsored enterprises, and obligations of state and political institutions, along with other debt and equity securities. At March 31, 2007, the Company’s portfolio of securities totaled $571.3 million, of which mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and government sponsored enterprises having an average life of approximately 4.7 years amounted to $499.7 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $0.7 million and $8.0 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any market value impairment is interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $0.4 million and gross unrealized losses of $3.5 million.

The following table presents information regarding securities available for sale:

March 31, 2007	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,872,421	$—	$421,074	$8,451,347
CMOs (Federal Home Loan Mortgage Corporation)	22,662,465	—	963,052	21,699,413
Federal National Mortgage Association	44,848,775	72,162	1,023,084	43,897,853
Federal Home Loan Mortgage Corporation	41,772,562	9,283	1,025,589	40,756,256
Government National Mortgage Association	3,923,559	123,175	3,721	4,043,013

Total mortgage-backed securities	122,079,782	204,620	3,436,520	118,847,882
Obligations of state and political institutions	20,684,073	99,698	72,320	20,711,451
Trust Preferred Securities	1,179,912	58,246	1,701	1,236,457
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	2,719,100	—	—	2,719,100
Other securities	304,442	19,091	—	323,533

Total	$148,098,009	$381,655	$3,510,541	$144,969,123

The following table presents information regarding securities held to maturity:

March 31, 2007	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,674,889	$—	$437,793	$12,237,096
CMOs (Federal Home Loan Mortgage Corporation)	22,487,416	—	855,848	21,631,568
Federal National Mortgage Association	198,133,584	349,793	3,243,256	195,240,121
Federal Home Loan Mortgage Corporation	137,540,735	78,486	3,330,829	134,288,392
Government National Mortgage Association	10,045,952	267,396	45	10,313,303

Total mortgage-backed securities	380,882,576	695,675	7,867,771	373,710,480
Federal Home Loan Bank	29,997,652	—	27,340	29,970,312
Federal Farm Credit Bank	15,000,000	—	112,500	14,887,500

Total obligations of U.S. government corporations and agencies	425,880,228	695,675	8,007,611	418,568,292
Debt securities issued by foreign governments	500,000	—	4,520	495,480

Total	$426,380,228	$695,675	$8,012,131	$419,063,772

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

The Company’s commercial and industrial loan portfolio represents approximately 53% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 24% of all loans, is secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 19% of all loans. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31,

	2007		2006

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$596,582	53.3%	$483,765	47.8%
Equipment lease financing	211,675	18.9	205,610	20.3
Real estate - residential mortgage	153,504	13.7	181,711	18.0
Real estate- commercial mortgage	88,451	7.9	109,720	10.8
Real estate - construction	30,280	2.7	2,309	0.2
Installment - individuals	12,672	1.1	14,189	1.4
Loans to depository institutions	27,000	2.4	15,000	1.5

Loans, net of unearned discounts	$1,120,164	100.0%	$1,012,304	100.0%

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

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2007, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.46% and the allowance was $15.8 million. At such date, the Company’s nonaccrual loans amounted to $5.6 million; $0.4 million of such loans was judged to be impaired within the scope of SFAS No. 114. Loans 90 days past due and still accruing amounted to $1.4 million. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other potential credit risks associated with the portfolio as of March 31, 2007. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first quarter of 2007. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1.1 million at March 31, 2007.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2007		2006

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$461,734	30.6%	$483,001	34.2%
NOW	224,761	14.9	172,621	12.2
Savings	21,792	1.4	23,803	1.7
Money market	234,521	15.5	208,490	14.8
Time deposits	565,776	37.5	522,068	36.9

Total domestic deposits	1,508,584	99.9	1,409,983	99.8
Foreign
Time deposits	574	0.1	3,025	0.2

Total deposits	$1,509,158	100.0%	$1,413,008	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 23.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 25. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2007, the Company and the bank exceeded the requirements for “well capitalized” institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their impact or expected impact on the Company’s consolidated financial statements, see Note 6 of the Company’s unaudited consolidated financial statements in this quarterly report.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the success of the Company at managing the risks involved in the foregoing, as well as the risks and uncertainties described in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2006, and other risks and uncertainties detailed from time to time in press releases and other public filings. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended March 31,
(Unaudited)

(dollars in thousands)

	2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,830	$31	4.40%	$3,045	$30	2.47%

Securities available for sale	134,632	1,640	4.87	170,540	1,886	4.44
Securities held to maturity	423,120	4,869	4.60	506,443	5,744	4.54
Securities tax-exempt [2]	21,353	338	6.43	31,716	520	6.64

Total investment securities	579,105	6,847	4.73	708,699	8,150	4.61
Federal funds sold	47,722	635	5.33	3,611	40	4.43
Loans, net of unearned discounts [3]	1,053,306	21,727	8.66	975,991	19,380	8.32

TOTAL INTEREST-EARNING ASSETS	1,682,963	29,240	7.15%	1,691,346	27,600	6.69%

Cash and due from banks	67,499			63,458
Allowance for loan losses	(16,876)			(16,035)
Goodwill	22,862			21,158
Other assets	87,077			91,177

Total assets-continuing operations	1,843,525			1,851,104
Assets-discontinued operations	1,158			114,201

TOTAL ASSETS	$1,844,683			$1,965,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$20,902	25	0.48%	$25,697	26	0.41%
NOW	222,019	1,398	2.55	182,512	735	1.63
Money market	207,063	1,436	2.81	241,796	1,022	1.71
Time	566,176	6,546	4.69	522,755	4,453	3.45
Foreign
Time	574	2	1.09	3,024	8	1.09

Total interest-bearing deposits	1,016,734	9,407	3.75	975,784	6,244	2.60

Borrowings
Securities sold under agreements to repurchase - customers	95,047	1,075	4.59	80,065	695	3.52
Securities sold under agreements to repurchase - dealers	—	—	—	86,818	984	4.60
Federal funds purchased	945	12	5.24	12,281	135	4.46
Commercial paper	27,902	350	5.08	42,141	405	3.89
Short-term borrowings - FHLB	—	—	—	16,946	193	4.62
Short-term borrowings - other	900	12	5.35	913	11	4.63
Long-term borrowings - FHLB	20,000	225	4.49	51,889	586	4.52
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38

Total borrowings	170,568	2,197	5.22	316,827	3,532	4.51

Interest-bearing liabilities allocated to discontinued operations	—	—	—	(102,516)	(774)	3.02

TOTAL INTEREST-BEARING LIABILITIES	1,187,302	11,604	3.96%	1,190,095	9,002	3.07%

Noninterest-bearing deposits	434,798			441,765
Other liabilities	91,701			86,804
Liabilities-discontinued operations	436			102,675

Total liabilities	1,714,237			1,821,339

Shareholders’ equity	130,446			143,966

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,844,683			$1,965,305

Net interest income/spread		17,636	3.19%		18,598	3.62%

Net yield on interest-earning assets (margin)			4.24%			4.45%

Less: Tax equivalent adjustment		133			204

Net interest income		$17,503			$18,394

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/ (Decrease) Three Months Ended March 31, 2007 to March 31, 2006

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(2)	$3	$1

Securities available for sale	(416)	170	(246)
Securities held to maturity	(949)	74	(875)
Securities tax-exempt	(166)	(16)	(182)

Total investment securities	(1,531)	228	(1,303)

Federal funds sold	585	10	595

Loans, net of unearned discounts [3]	1,548	799	2,347

TOTAL INTEREST INCOME	$600	$1,040	$1,640

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(5)	$4	$(1)
NOW	184	479	663
Money market	(163)	577	414
Time	393	1,700	2,093
Foreign
Time	(6)	—	(6)

Total interest-bearing deposits	403	2,760	3,163

Borrowings
Securities sold under agreements to repurchase - customers	145	235	380
Securities sold under agreements to repurchase - dealers	(984)	—	(984)
Federal funds purchased	(143)	20	(123)
Commercial paper	(159)	104	(55)
Short-term borrowings - FHLB	(193)	—	(193)
Short-term borrowings - other	—	1	1
Long-term borrowings - FHLB	(357)	(4)	(361)
Long-term borrowings - sub debt	—	—	—

Total borrowings	(1,691)	356	(1,335)

Less: interest-bearing liabilities allocated to discontinued operations	774	—	774

TOTAL INTEREST EXPENSE	$(514)	$3,116	$2,602

NET INTEREST INCOME	$1,114	$(2,076)	$(962)

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
The Company	$162,012	13.03%	$99,477	8.00%	$124,346	10.00%
The bank	142,581	11.58	98,514	8.00	123,142	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	146,465	11.78	49,738	4.00	74,608	6.00
The bank	127,183	10.33	49,257	4.00	73,885	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	146,465	8.04	72,873	4.00	91,091	5.00
The bank	127,183	7.03	72,361	4.00	90,451	5.00

As of December 31, 2006

Total Capital (to Risk Weighted Assets):
The Company	$162,232	12.74%	$102,299	8.00%	$127,874	10.00%
The bank	138,651	11.00	101,288	8.00	126,610	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	146,244	11.49	51,150	4.00	76,725	6.00
The bank	122,819	9.75	50,644	4.00	75,966	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	146,244	7.82	75,131	4.00	93,913	5.00
The bank	122,819	6.60	74,788	4.00	93,485	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2007, presented on page 31, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of March 31, 2007, the Company was a party to two interest rate floor agreements with notional amounts of $50,000,000 each and maturities of September 14, 2007 and September 14, 2008, respectively. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At March 31, 2007, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $141,250. At March 31, 2007, there were no amounts receivable under these contracts.

The interest rate floor agreements were not designated as hedges for accounting purposes and therefore changes in the fair values of the instruments are required to be recognized as income or expenses in the Company’s financial statements. At March 31, 2007 and 2006, the aggregate fair value of the interest rate floors was $2,288 and $6,144, respectively. For the three months ended March 31, 2007 and 2006, $381 and $21,886, respectively, were charged to “Other Expenses”.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2007, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.5% ($2.0 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 6.9% ($5.3 million) decline from an unchanged rate environment.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve would continue to adversely affect the Company’s results in 2007.

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

At March 31, 2007, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $27.7 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $41.8 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2007:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years		After 5 Years

	(in thousands)

Long-Term Debt	$45,774	$—	$—	$20,000	(2)	$25,774
Operating Leases	25,078	4,114	7,601	4,641		8,722

Total Contractual Cash Obligations	$70,852	$4,114	$7,601	$24,641		$34,496

(1)	Based on contractual maturity dates
(2)	$10,000 was called on April 16, 2007.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2007:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$9,611	$9,611	$—	$—	$—
Commercial Loans	58,636	19,039	39,150	447	—

Total Loans	68,247	28,650	39,150	447	—
Standby Letters of Credit	37,080	31,108	5,972	—	—
Other Commercial Commitments	12,551	12,283	—	—	268

Total Commercial Commitments	$117,878	$72,041	$45,122	$447	$268

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$1,851	$—	$—	$—	$—	$1,851
Investment securities	7,802	12,824	124,429	422,122	4,172	571,349
Commercial and industrial loans	405,490	45,630	126,256	19,480	(274)	596,582
Equipment lease financing	1,083	8,515	226,707	7,644	(32,274)	211,675
Real estate-residential mortgage	42,629	4,882	83,803	22,190	—	153,504
Real estate-commercial mortgage	26,553	5,037	43,938	12,923	—	88,451
Real estate-construction loans	—	—	30,280	—	—	30,280
Installment-individuals	12,672	—	—	—	—	12,672
Loans to depository institutions	27,000	—	—	—	—	27,000
Noninterest-earning assets & allowance for loan losses	—	—	—	—	180,814	180,814

Total Assets	525,080	76,888	635,413	484,359	152,438	1,874,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	21,792	—	—	21,792
NOW [1]	—	—	224,761	—	—	224,761
Money market [1]	186,797	—	47,724	—	—	234,521
Time - domestic	216,122	303,854	45,600	200	—	565,776
- foreign	179	395	—	—	—	574
Securities sold under agreement to repurchase - customer	57,607	4,000	—	—	—	61,607
Commercial paper	27,652	—	—	—	—	27,652
Short-term borrowings - other	2,576	—	—	—	—	2,576
Long-term borrowings - FHLB	—	—	20,000	—	—	20,000
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	689,145	689,145

Total Liabilities and Shareholders’ Equity	490,933	308,249	359,877	200	714,919	1,874,178

Net Interest Rate
Sensitivity Gap	$34,147	$(231,361)	$275,536	$484,159	$(562,481)	$—

Cumulative Gap
March 31, 2007	$34,147	$(197,214)	$78,322	$562,481	$—	$—

Cumulative Gap
March 31, 2006	$116,808	$(62,064)	$48,070	$607,868	$—	$—

Cumulative Gap
December 31, 2006	$130,609	$(31,621)	$170,278	$684,751	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the first quarter of 2007. At March 31, 2007, the maximum number of shares that may yet be purchased under the share repurchase program was 932,963.

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

STERLING BANCORP

(Registrant)

Date: May 10, 2007	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and Chief Executive Officer

Date: May 10, 2007	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	37

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	38

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	39

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	40

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	41