Form 10-Q
period 2007-06-30
STERLING BANCORP
filed 2007-08-09
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________________________

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

As of July 31, 2007 there were 18,017,668 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$70,030,220	$50,058,593
Interest-bearing deposits with other banks	1,177,462	1,261,187
Federal funds sold	10,000,000	20,000,000

Securities available for sale (at estimated fair value; pledged: $71,349,693 in 2007 and $90,583,854 in 2006)	145,899,741	148,420,887
Securities held to maturity (pledged: $193,736,735 in 2007 and $199,997,912 in 2006) (estimated fair value: $375,158,283 in 2007 and $411,650,690 in 2006)	386,406,886	420,903,430

Total investment securities	532,306,627	569,324,317

Loans held for sale	46,356,968	33,319,789

Loans held in portfolio, net of unearned discounts	1,121,943,872	1,112,601,620
Less allowance for loan losses	15,582,026	16,287,974

Loans, net	1,106,361,846	1,096,313,646

Customers’ liability under acceptances	33,787	98,399
Goodwill	22,900,912	22,862,051
Premises and equipment, net	11,510,098	11,323,649
Other real estate	2,057,365	2,242,419
Accrued interest receivable	4,893,910	5,844,868
Bank owned life insurance	28,487,841	27,949,160
Other assets	49,635,004	43,696,511

Total assets from continuing operations	1,885,752,040	1,884,294,589
Assets - discontinued operations	1,226,062	1,662,697

	$1,886,978,102	$1,885,957,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$520,432,739	$546,442,704
Savings, NOW and money market deposits	476,878,619	447,600,898
Time deposits	536,516,305	527,986,821

Total deposits	1,533,827,663	1,522,030,423

Securities sold under agreements to repurchase - customers	76,530,242	52,802,796
Commercial paper	27,444,077	27,561,567
Short-term borrowings - other	1,718,389	3,411,630
Long-term borrowings - FHLB	10,000,000	20,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	141,466,708	129,549,993

Acceptances outstanding	33,787	98,399
Accrued expenses and other liabilities	89,608,141	101,679,342
Liabilities - discontinued operations	129,255	336,358

Total liabilities	1,765,065,554	1,753,694,515

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,262,170 and 21,177,084 shares, respectively	21,262,170	21,177,084
Capital surplus	168,651,246	167,960,063
Retained earnings	17,043,353	16,693,987
Accumulated other comprehensive loss, net of tax	(12,347,079)	(11,842,908)

	194,609,690	193,988,226
Less
Common shares in treasury at cost, 3,244,502 and 2,572,368 shares, respectively	72,697,142	61,725,455

Total shareholders’ equity	121,912,548	132,262,771

	$1,886,978,102	$1,885,957,286

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

INTEREST INCOME
Loans	$23,121,500	$21,588,986	$44,848,117	$40,969,040
Investment securities
Available for sale	1,701,584	1,978,003	3,546,298	4,179,789
Held to maturity	4,698,726	5,551,640	9,567,851	11,295,114
Federal funds sold	367,338	34,886	1,002,646	74,871
Deposits with other banks	36,694	20,563	67,378	50,644

Total interest income	29,925,842	29,174,078	59,032,290	56,569,458

INTEREST EXPENSE
Deposits
Savings, NOW and money market	3,279,559	1,672,459	6,138,965	3,455,379
Time	6,581,415	4,714,822	13,128,913	9,175,673
Securities sold under agreements to repurchase
- customers	804,625	767,373	1,879,619	1,462,221
- dealers	—	1,344,154	—	2,328,142
Federal funds purchased	23,369	251,081	35,748	386,221
Commercial paper	355,519	537,923	705,258	942,524
Short-term borrowings - FHLB	—	642,197	—	835,365
Short-term borrowings - other	15,694	7,369	27,562	17,781
Long-term borrowings - FHLB	136,522	460,501	361,023	1,046,852
Long-term borrowings - subordinated debt	523,437	523,437	1,046,875	1,046,875

Total interest expense	11,720,140	10,921,316	23,323,963	20,697,033
Interest expense allocated to discontinued operations	—	(878,229)	—	(1,652,223)

Net interest income	18,205,702	19,130,991	35,708,327	37,524,648

Provision for loan losses	1,078,332	377,229	2,328,332	1,742,229

Net interest income after provision for loan losses	17,127,370	18,753,762	33,379,995	35,782,419

Total noninterest income	9,051,511	9,005,707	18,280,807	14,790,560

Total noninterest expenses	20,228,031	18,805,582	39,911,781	37,327,934

Income from continuing operations before income taxes	5,950,850	8,953,887	11,749,021	13,245,045

Provision for income taxes	2,159,412	3,571,596	4,385,910	1,377,862

Income from continuing operations	3,791,438	5,382,291	7,363,111	11,867,183
Income/(Loss) from discontinued operations, net of tax	71,252	(516,806)	(20,719)	(561,565)

Net income	$3,862,690	$4,865,485	$7,342,392	$11,305,618

Average number of common shares outstanding
Basic	18,439,318	18,754,271	18,524,871	18,769,265
Diluted	18,856,903	19,286,286	18,994,625	19,310,135

Income from continuing operations, per average common share
Basic	$0.21	$0.29	$0.40	$0.63
Diluted	0.20	0.28	0.39	0.61

Net income, per average common share
Basic	0.21	0.26	0.40	0.60
Diluted	0.20	0.25	0.39	0.58

Dividends per common share	0.19	0.19	0.38	0.38

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Income	$3,862,690	$4,865,485	$7,342,392	$11,305,618

Other comprehensive (loss)/income, net of tax:
Unrealized holding losses arising during the period	(1,233,699)	(985,184)	(897,251)	(2,219,531)

Reclassification adjustment for losses/(gains) included in net income	1,098	(8,148)	1,098	243,702

Amortization of:
Prior service cost	13,544	—	27,089	—
Net actuarial losses	182,447	—	364,893	—

Comprehensive income	$2,826,080	$3,872,153	$6,838,221	$9,329,789

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Common Stock
Balance at January 1	$21,177,084	$21,066,916
Common shares issued under stock incentive plan	85,086	110,168

Balance at June 30	$21,262,170	$21,177,084

Capital Surplus
Balance at January 1	$167,960,063	$166,313,566
Common shares issued under stock incentive plan and related tax benefits	691,183	1,613,243

Balance at June 30	$168,651,246	$167,926,809

Retained Earnings
Balance at January 1	$16,693,987	$20,739,352
Net Income	7,342,392	11,305,618
Cash dividends paid - common shares	(6,993,026)	(7,124,063)

Balance at June 30	$17,043,353	$24,920,907

Accumulated Other Comprehensive Loss
Balance at January 1	$(11,842,908)	$(5,229,620)

Unrealized holding losses arising during the period:
Before tax	(1,635,526)	(3,837,020)
Tax effect	738,275	1,617,489

Net of tax	(897,251)	(2,219,531)

Reclassification adjustment for losses included in net income:
Before tax	2,001	444,631
Tax effect	(903)	(200,929)

Net of tax	1,098	243,702

Amortization of prior service cost and net actuarial losses:
Before tax	714,512	—
Tax effect	(322,530)	—

Net of tax	391,982	—

Balance at June 30	$(12,347,079)	$(7,205,449)

Treasury Stock
Balance at January 1	$(61,725,455)	$(55,280,647)
Purchase of common shares	(10,515,732)	(3,809,856)
Surrender of shares issued under stock incentive plan	(455,955)	(613,792)

Balance at June 30	$(72,697,142)	$(59,704,295)

Unearned Compensation
Balance at January 1	$—	$(22,007)
Amortization of unearned compensation	—	22,007

Balance at June 30	$—	$—

Total Shareholders’ Equity
Balance at January 1	$132,262,771	$147,587,560
Net changes during the period	(10,350,223)	(472,504)

Balance at June 30	$121,912,548	$147,115,056

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Operating Activities
Net Income	$7,342,392	$11,305,618
Loss from discontinued operations included below in operating cash flows from discontinued operations	20,719	561,565

Income from continuing operations	7,363,111	11,867,183
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Provision for loan losses	2,328,332	1,742,229
Depreciation and amortization of premises and equipment	1,297,663	1,118,244
Securities losses	2,001	444,631
Income from bank owned life insurance	(538,681)	(488,365)
Deferred income tax provision	207,295	1,282,520
Proceeds from sale of loans	272,674,045	312,440,005
Gains on sales of loans, net	(5,376,076)	(4,783,972)
Originations of loans held for sale	(280,335,148)	(296,310,746)
Amortization of unearned compensation	—	22,007
Amortization of premiums on securities	231,135	318,295
Accretion of discounts on securities	(180,222)	(262,433)
Decrease in accrued interest receivable	950,958	1,047,191
Decrease in accrued expenses and other liabilities	(12,071,201)	(15,900,429)
Increase in other assets	(5,338,491)	(759,477)
Other, net	(17,854)	(762,003)

Net cash (used in) provided by operating activities	(18,803,133)	11,014,880

Investing Activities
Purchase of premises and equipment	(1,484,112)	(770,429)
Net decrease in interest-bearing deposits with other banks	83,725	56,613
Net decrease in federal funds sold	10,000,000	—
Net (increase) decrease in loans held in portfolio	(12,376,532)	43,541,960
Decrease (Increase) in other real estate	185,054	(605,280)
Proceeds from calls of securities - held to maturity	18,125,000	—
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	41,344,375	40,563,283
Purchases of securities - held to maturity	(25,003,500)	(115,870)
Proceeds from sales of securities - available for sale	2,750	25,369,800
Proceeds from prepayments, redemptions or maturities of securities - available for sale	31,703,892	21,208,122
Purchases of securities - available for sale	(30,996,171)	(10,045,571)
Cash paid in acquisition	—	(44,901,402)

Net cash provided by investing activities	31,584,481	74,301,226

Financing Activities
Net increase (decrease) in deposits	11,797,240	(42,951,065)
Long-term borrowings called	10,000,000	—
Net increase (decrease) in borrowings	21,916,715	(22,394,330)
Purchase of treasury stock	(10,515,732)	(3,809,856)
Net proceeds from issuance of common stock including the exercise of stock options and related tax benefits	776,269	1,723,411
Cash dividends paid on common stock	(6,993,026)	(7,124,063)

Net cash used in financing activities	6,981,466	(74,555,903)

Cash flows from discontinued operations
Operating cash flows	208,813	2,819,401
Investing cash flows	—	(171,907)

Total	208,813	2,647,494

Net (decrease) increase in cash and due from banks	19,971,627	13,407,697
Cash and due from banks - beginning of period	50,058,593	68,562,037

Cash and due from banks - end of period	$70,030,220	$81,969,734

Supplemental disclosures:
Interest paid	$23,508,403	$20,833,908
Income taxes paid	949,459	4,216,362

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.

The consolidated financial statements include the accounts of Sterling Bancorp (the “parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of material intercompany transactions. The term the “Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended June 30, 2007 and 2006 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30, 2007	December 31, 2006

Loans held for sale
Real estate-residential mortgage	$46,356,968	$33,319,789

Loans held in portfolio
Commercial and industrial	$596,781,663	$622,476,925
Lease financing	262,631,023	239,225,533
Real estate-residential mortgage	131,462,145	120,056,900
Real estate-commercial mortgage	92,718,380	93,214,668
Real estate-construction	38,146,578	30,030,684
Installment	10,333,376	12,380,848
Loans to depository institutions	25,000,000	27,000,000

Loans held in portfolio, gross	1,157,073,165	1,144,385,558
Less unearned discounts	35,129,293	31,783,938

Loans held in portfolio, net of unearned discounts	$1,121,943,872	$1,112,601,620

3.	The following information is provided in connection with the sales and/or calls of available for sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Proceeds	$2,750	$831,300	$2,750	$25,369,800
Gross Gains	—	14,866	—	14,866
Gross Losses	22	—	22	459,497

During the first quarter of 2006 the Company sold lower yielding available for sale securities at a loss to partially fund the acquisition of Sterling Resource Funding Corp.

The following information is provided in connection with the calls of held to maturity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Proceeds	$18,125,000	$—	$18,125,000	$—
Gross Gains	—	—	—	—
Gross Losses	1,979	—	1,979	—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

4.	The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$409,271	$446,747	$818,542	$914,246
Interest cost	567,201	583,642	1,134,402	1,200,542
Expected return on plan assets	(475,457)	(565,806)	(950,914)	(1,108,782)
Amortization of prior service cost	24,689	18,115	49,378	37,806
Recognized actuarial loss	332,567	319,270	665,134	656,188

Net periodic benefit cost	$858,271	$801,968	$1,716,542	$1,700,000

The Company currently expects to contribute approximately $3,000,000 to the defined benefit pension plan in 2007. No contribution has been made as of June 30, 2007.

5.	The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	$3,820,957	$3,880,218	$7,488,576	$5,224,980
Service charges on deposit accounts	1,424,778	1,282,000	2,906,390	2,686,004
Other customer related service charges and fees	743,002	812,854	1,433,110	1,620,922
Mortgage banking income	2,543,656	2,567,420	5,376,076	4,783,972
Trust fees	125,180	137,798	266,383	289,520
Bank owned life insurance income	286,130	268,305	538,681	488,365
Securities (losses)/gains	(2,001)	14,866	(2,001)	(444,631)
Other income	109,809	42,246	273,592	141,428

Total noninterest income	$9,051,511	$9,005,707	$18,280,807	$14,790,560

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

NONINTEREST EXPENSES
Salaries	$8,450,719	$9,110,770	$17,448,231	$16,873,588
Employee benefits	2,734,833	2,770,949	5,224,394	5,672,272

Total personnel expense	11,185,552	11,881,719	22,672,625	22,545,860
Occupancy and equipment expenses, net	2,638,634	2,480,026	5,346,337	4,782,975
Advertising and marketing	1,121,979	806,572	2,085,880	1,805,598
Professional fees	1,950,928	692,443	3,290,703	2,515,606
Communications	453,841	451,143	970,111	845,715
Other expenses	2,877,097	2,493,679	5,546,125	4,832,180

Total noninterest expense	$20,228,031	$18,805,582	$39,911,781	$37,327,934

6.

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. The Company’s 2007 year-to-date average interest-earning assets were

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

64.0% loans (corporate lending was 68.1% and real estate lending was 27.2% of total loans, respectively) and 33.6% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 72% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following tables provide certain information regarding the Company’s operating segments for the three and six month periods ended June 30, 2007 and 2006 (all amounts are from continuing operations except where designated as discontinued):

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended June 30, 2007
Net interest income	$6,591,874	$5,394,533	$5,967,782	$17,954,189
Noninterest income	5,651,376	2,572,330	376,751	8,600,457
Depreciation and amortization	190,536	94,181	615	285,332
Segment income from continuing operations before income taxes	4,175,336	3,856,976	5,702,458	13,734,770
Segment income from discontinued operations before income taxes	129,732	—	—	129,732
Segment assets from continuing operations	744,023,452	399,817,522	715,189,386	1,859,030,360
Segment assets from discontinued operations	1,226,062	—	—	1,226,062

Three Months Ended June 30, 2006
Net interest income	$9,462,733	$5,414,600	$3,994,866	$18,872,199
Noninterest income	5,467,205	2,621,722	348,091	8,437,018
Depreciation and amortization	174,891	101,271	615	276,777
Segment income from continuing operations before income taxes	8,119,492	3,268,018	3,387,009	14,774,519
Segment loss from discontinued operations before income taxes	(940,908)	—	—	(940,908)
Segment assets from continuing operations	763,475,411	337,932,342	750,566,462	1,851,974,215
Segment assets from discontinued operations	114,265,781	—	—	114,265,781

Six Months Ended June 30, 2007
Net interest income	$12,817,524	$10,368,705	$12,021,830	$35,208,059
Noninterest income	11,233,401	5,493,329	712,474	17,439,204
Depreciation and amortization	370,940	186,489	1,229	558,658
Segment income from continuing operations before income taxes	8,297,305	8,104,876	11,448,675	27,850,856
Segment loss from discontinued operations before income taxes	(37,722)	—	—	(37,722)
Segment assets from continuing operations	744,023,452	399,817,522	715,189,386	1,859,030,360
Segment assets from discontinued operations	1,226,062	—	—	1,226,062

Six Months Ended June 30, 2006
Net interest income	$17,573,494	$10,839,233	$8,581,267	$36,993,994
Noninterest income	8,618,674	4,937,193	186,442	13,742,309
Depreciation and amortization	278,293	202,002	1,229	481,524
Segment income from continuing operations before income taxes	12,947,430	6,191,656	7,681,298	26,820,384
Segment loss from discontinued operations before income taxes	(1,017,526)	—	—	(1,017,526)
Segment assets from continuing operations	763,475,411	337,932,342	750,566,462	1,851,974,215
Segment assets from discontinued operations	114,265,781	—	—	114,265,781

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth reconciliations of net interest income, noninterest income, income from continuing operations before income taxes and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net interest income:
Total for reportable operating segments	$17,954,189	$18,872,199	$35,208,059	$36,993,994
Other [1]	251,513	258,792	500,268	530,654

Consolidated net interest income	$18,205,702	$19,130,991	$35,708,327	$37,524,648

Noninterest income:
Total for reportable operating segments	$8,600,457	$8,437,018	$17,439,204	$13,742,309
Other [1]	451,054	568,689	841,603	1,048,251

Consolidated noninterest income	$9,051,511	$9,005,707	$18,280,807	$14,790,560

Income from continuing operations before income taxes:
Total for reportable operating segments	$13,734,770	$14,774,519	$27,850,856	$26,820,384
Other [1]	(7,783,920)	(5,820,632)	(16,101,835)	(13,575,339)

Consolidated income from continuing operations before income taxes	$5,950,850	$8,953,887	$11,749,021	$13,245,045

Assets:
Total for reportable operating segments:
- continuing operations	$1,859,030,360	$1,851,974,215	$1,859,030,360	$1,851,974,215
- discontinued operations	1,226,062	114,265,781	1,226,062	114,265,781
Other [1]	26,721,680	28,693,686	26,721,680	28,693,686

Consolidated assets	$1,886,978,102	$1,994,933,682	$1,886,978,102	$1,994,933,682

[1]     Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.

The Company adopted Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, and Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140, as of January 1, 2007. There was no material impact on the Company’s results of operations or financial condition upon adoption.

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) as of January 1, 2007. The implementation of FIN 48 did not have an impact on our financial position or results of operations. At the adoption date of January 1, 2007 and at June 30, 2007, we had approximately $644,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Approximately 50% of the unrecognized tax benefits are expected to be recognized during the second half of 2007 due to the expiration of the statute of limitations related to the taxation of certain income items. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in noninterest operating expenses. Such accrued interest payable was approximately $235,000 at January 1, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2002 through 2005 are currently either under examination or subject to examination. The Company’s New York State and New York City tax returns for years prior to 2003 are no longer subject to examination.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– Including An Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available for sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is currently analyzing the potential effects of SFAS No. 159 on its financial statements.

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

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration, and investment management services. The Company has operations in the metropolitan New York area, New Jersey and North Carolina and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the metropolitan New York area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the three months ended June 30, 2007, the bank’s average earning assets represented approximately 99.9% of the Company’s average earning assets. Loans represented 65.3% and investment securities represented 32.9% of the bank’s average earning assets for the second quarter of 2007.

For the six months ended June 30, 2007, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 63.9% and investment securities represented 33.7% of the bank’s average earning assets for the six months ended June 30, 2007.

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

Comparison of the Three Months Ended June 30, 2007 and 2006

The Company reported income from continuing operations, after income taxes, for the three months ended June 30, 2007 of $3.8 million, representing $0.20 per share, calculated on a diluted basis, compared to $5.4 million, or $0.28 per share calculated on a diluted basis, for the second quarter of 2006. This decrease reflects higher interest and noninterest expenses and an increase in provision for loan losses which were only partially offset by increases in both interest and noninterest income and a decrease in provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $18.3 million for the second quarter of 2007 compared to $19.3 million for the 2006 period, as the higher rates paid on interest-bearing deposits and borrowings in the second quarter of 2007 more than offset the effects of higher balances for loans and lower balances for borrowings and investment securities for that quarter. The net interest margin, on a tax-equivalent basis, was 4.35% for the second quarter of 2007 compared to 4.58% for the 2006 period. The net interest margin was impacted by the flat yield curve, the higher interest rate environment in 2007, the higher level of noninterest-bearing demand deposits and the effect of higher average loans outstanding. The flat yield curve and more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $30.0 million for the second quarter of 2007 compared to $29.4 million for the 2006 period. The tax-equivalent yield on interest-earning assets was 7.24% for the second quarter of 2007 compared to 7.06% for the 2006 period.

Interest earned on the loan portfolio amounted to $23.1 million for the second quarter of 2007, up from $21.6 million the prior year period. Average loan balances amounted to $1,104.7 million, an increase of $76.4 million from an average of $1,028.3 million in the prior year period. The increase in average loans (across many segments of the Company’s loan portfolio), primarily due to the Company’s business development activities, accounted for $1.7 million of the $1.5 million increase in interest earned on loans. The decrease in the yield on the loan portfolio to 8.66% for the second quarter of 2007 from 8.72% for the 2006 period was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio and the competitive pricing practices in the Company’s markets.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $6.5 million for the second quarter of 2007 from $7.7 million in the prior year period. Average outstandings decreased to $554.6 million (32.8% of average earning assets) for the second quarter of 2007 from $661.6 million (39.0% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.4 years at June 30, 2007 compared to 4.5 years at June 30, 2006.

Total interest expense increased by $1.7 million for the second quarter of 2007 from $10.0 million for the 2006 period, primarily due to the impact of higher rates paid for interest-bearing deposits partially offset by the impact of lower borrowed funds balances.

Interest expense on deposits increased to $9.9 million for the second quarter of 2007 from $6.4 million for the 2006 period, primarily due to an increase in the cost of those funds. The average rate paid on interest-bearing deposits was 3.77% which was 96 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2007.

Interest expense on borrowings decreased to $1.9 million for the second quarter of 2007 from $4.5 million for the 2006 period, primarily due to a decrease in average balances. Average borrowings decreased to $144.4 million for the second quarter of 2007 from $373.7 million in the prior year period, reflecting less reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the second quarter of 2007 was $1.1 million, compared to $0.4 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $9.1 million for the second quarter of 2007 from $9.0 million in the 2006 period, primarily due to an increase in service charges on deposit accounts.

Noninterest Expenses

Noninterest expenses for the second quarter of 2007 increased $1.4 million when compared to the 2006 period primarily due to an increase in professional fees; during the second quarter of 2006, professional fee expense benefitted from a recovery of $1.1 million.

Provision for Income Taxes

The provision for income taxes decreased by $1.4 million to $2.2 million for the second quarter of 2007. The decrease was primarily due to the lower level of pre-tax income in the 2007 period.

Discontinued Operations

In September 2006, the Company sold the business conducted by Sterling Financial Services. In accordance with U.S. generally accepted accounting principles, the after-tax loss from discontinued operations is reported in the Consolidated Statements of Income after income from continuing operations.

Income from discontinued operations, net of tax, was $71 thousand for the second quarter of 2007, compared to a loss of $517 thousand for the second quarter of 2006.

Income taxes applicable to discontinued operations were calculated at the Company’s overall marginal tax rate of 45.14%.

Comparison of the Six Months Ended June 30, 2007 and 2006

The Company reported income from continuing operations, after income taxes, for the six months ended June 30, 2007 of $7.4 million, representing $0.39 per share, calculated on a diluted basis, compared to $11.9 million, or $0.61 per share, calculated on a diluted basis, for the first six months of 2006. This decrease reflects higher interest and noninterest expenses and increases in provision for loan losses and provision for income taxes which were only partially offset by increases in both interest and noninterest income.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $36.0 million for the first six months of 2007 compared to $37.9 million for the 2006 period, as the higher rates paid on interest-bearing deposits and borrowings in the first six months of 2007 more than offset the effects of higher average yield on loans, higher balances for loans, lower balances for borrowings and investment securities compared to the 2006 period. The net interest margin, on a tax-equivalent basis, was 4.34% for the first six months of 2007 compared to 4.58% for the 2006 period. The net interest margin was impacted by the flat yield curve, the higher interest rate environment in 2007, the lower level of noninterest-bearing demand deposits and the effect of higher average loans outstanding. The flat yield curve and more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $59.3 million for the first six months of 2007, up $2.3 million from the 2006 period. The tax-equivalent yield on interest-earning assets was 7.24% for the first six months of 2007 compared to 6.94% for the 2006 period.

Interest earned on the loan portfolio amounted to $44.8 million for the first six months of 2007, up from $41.0 million the prior year period. Average loan balances amounted to $1,079.1 million, an increase of $76.9 million from an average of $1,002.3 million in the prior year period. The increase in average loans (across many segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. (completed April 1, 2006) coupled with the Company’s other business development activities, accounted for $3.3 million of the $3.9 million increase in interest earned on loans. The increase in the yield on the loan portfolio to 8.74% for the first six months of 2007 from 8.62% for the 2006 period was primarily attributable to the mix (including the acquisition of Sterling Resource Funding Corp.) of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2007.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $13.4 million for the first six months of 2007 from $15.9 million in the prior year period. Average outstandings decreased to $566.8 million (33.6% of average earning assets) for the first six months of 2007 from $685.0 million (40.5% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.4 years at June 30, 2007 compared to 4.5 years at June 30, 2006.

Total interest expense increased by $4.3 million for the first six months of 2007 from $19.0 million for the 2006 period, primarily due to the impact of higher interest-bearing deposit balances coupled with higher rates paid for those deposits partially offset by the impact of lower borrowed funds balances.

Interest expense on deposits increased to $19.3 million for the first six months of 2007 from $12.6 million for the 2006 period, primarily due to an increase in the cost of those funds. Average interest-bearing deposit balances increased to $1,033.7 million for the first six months of 2007 from $944.0 million in the 2006 period primarily the result of the Company’s branching initiatives and other business development activities. The average rate paid on interest-bearing deposits was 3.76% which was 106 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2007.

Interest expense on borrowings decreased to $4.1 million for the first six months of 2007 from $8.1 million for the 2006 period, primarily due to a decrease in average balances. Average borrowings decreased to $157.4 million for the first six months of 2007 from $345.4 million in the prior year period, reflecting less reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first six months of 2007 was $2.3 million, compared to $1.7 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $18.3 million for the first six months of 2007 from $14.8 million in the 2006 period. Higher accounts receivable management/ factoring commissions and other fees were primarily due to revenues attributable to the acquisition of Sterling Resource Funding Corp. Mortgage banking income increased due to a change in product mix towards more profitable market segments and away from the less profitable, higher risk wholesale business. Also contributing to the increase were higher revenue from service charges on deposit accounts and a $0.4 million decrease in losses on sales of securities.

Noninterest Expenses

Noninterest expenses for the first six months of 2007 increased $2.6 million when compared to the 2006 period. The increase was primarily due to higher salaries and occupancy costs related to investments in the Sterling franchise, including two new branches and the acquisition of Sterling Resource Funding Corp. Also contributing to the increase was higher professional fees; during the second quarter of 2006, professional fee expenses benefitted from a recovery of $1.1 million. These increases were partially offset by expense reductions achieved from the reengineering of the mortgage banking activities and lower expenses for employee benefits.

Provision for Income Taxes

The provision for income taxes increased by $3.0 million to $4.4 million for the first six months of 2007. The increase was primarily due to a $3.7 million reversal of state and local taxes, net of federal tax effect, in the first quarter of 2006 as a result of the closure of certain years for local tax purposes.

Discontinued Operations

In September 2006, the Company sold the business conducted by Sterling Financial Services. In accordance with U.S. generally accepted accounting principles, the after-tax loss from discontinued operations is reported in the Consolidated Statements of Income after income from continuing operations.

Loss from discontinued operations, net of tax, was $21 thousand for the first six months of 2007, compared to $562 thousand for the first six months of 2006.

Income taxes applicable to discontinued operations were calculated at the Company’s overall marginal tax rate of 45.14%.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of mortgage-backed securities and agency notes of U.S. government corporations and government sponsored enterprises, and obligations of state and political institutions. At June 30, 2007, the Company’s portfolio of securities totaled $532.3 million, of which mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and government sponsored enterprises having an average life of approximately 4.5 years amounted to $476.6 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $0.4 million and $11.7 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any market value impairment is interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $0.2 million and gross unrealized losses of $5.8 million.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield

June 30, 2007	AFS	HTM	AFS		HTM

Mortgage-backed securities	5.3 years	4.3 years	4.66%		4.63%
Agency notes	—	1.2 years	—		4.31%
Obligations of state and political institutions	5.2 years	—	6.35	% (1)	—

(1)     tax equivalent

The following table presents information regarding securities available for sale:

June 30, 2007	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,872,390	$—	$661,270	$8,211,120
CMOs (Federal Home Loan Mortgage Corporation)	22,532,866	—	1,555,532	20,977,334
Federal National Mortgage Association	42,618,870	36,698	1,722,419	40,933,149
Federal Home Loan Mortgage Corporation	40,261,333	7,085	1,583,558	38,684,860
Government National Mortgage Association	3,701,983	101,022	3,738	3,799,267

Total mortgage-backed securities	117,987,442	144,805	5,526,517	112,605,730
Obligations of state and political institutions	17,877,746	38,547	270,662	17,645,631
Trust and money market preferred securities	12,177,116	39,600	7,114	12,209,602
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	1,984,700	—	—	1,984,700
Other securities	304,442	18,936	—	323,378

Total	$151,462,146	$241,888	$5,804,293	$145,899,741

The following table presents information regarding securities held to maturity:

June 30, 2007	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,521,964	$—	$728,280	$11,793,684
CMOs (Federal Home Loan Mortgage Corporation)	21,889,193	—	1,270,179	20,619,014
Federal National Mortgage Association	188,084,592	183,552	5,105,195	183,162,949
Federal Home Loan Mortgage Corporation	132,012,336	55,031	4,444,398	127,622,969
Government National Mortgage Association	9,527,285	189,829	23,111	9,694,003

Total mortgage-backed securities	364,035,370	428,412	11,571,163	352,892,619
Agency Notes
Federal Home Loan Bank	11,871,516	—	44,954	11,826,562
Federal Farm Credit Bank	10,000,000	—	59,375	9,940,625

Total obligations of U.S. government corporations and agencies	385,906,886	428,412	11,675,492	374,659,806
Debt securities issued by foreign governments	500,000	—	1,523	498,477

Total	$386,406,886	$428,412	$11,677,015	$375,158,283

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

The Company’s commercial and industrial loan portfolio represents approximately 51% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 26% of all loans, is secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 20% of all loans. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30,

	2007		2006

	($ in thousands)
		% of		% of
	Balances	Total	Balances	Total

Domestic
Commercial and industrial	$596,624	51.1%	$542,606	51.2%
Equipment lease financing	227,660	19.5	212,893	20.1
Real estate - residential mortgage	177,819	15.2	166,745	15.8
Real estate- commercial mortgage	92,718	7.9	118,891	11.2
Real estate - construction	38,147	3.3	3,746	0.4
Installment - individuals	10,333	0.9	14,213	1.3
Loans to depository institutions	25,000	2.1	—	—

Loans, net of unearned discounts	$1,168,301	100.0%	$1,059,094	100.0%

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company’s portfolio of loans may increase. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depend on current and future economic conditions, the financial condition of borrowers, the realization of collateral, and the credit management process.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected future economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 2007, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.39% and the allowance was $15.6 million. At such date, the Company’s nonaccrual loans amounted to $5.9 million; $0.3 million of such loans was judged to be impaired within the scope of SFAS No. 114. There were no loans 90 days past due and still accruing. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other potential credit risks associated with the portfolio as of June 30, 2007. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first six months of 2007. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $1.3 million at June 30, 2007.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

          The following table provides certain information with respect to the Company’s deposits:

	June 30,

	2007		2006

	($ in thousands)
		% of		% of
	Balances	Total	Balances	Total

Domestic
Demand	$520,433	33.9%	$495,257	35.0%
NOW	231,391	15.1	213,823	15.1
Savings	19,679	1.3	22,579	1.6
Money market	225,809	14.7	200,528	14.2
Time deposits	535,941	34.9	480,228	33.9

Total domestic deposits	1,533,253	99.9	1,412,415	99.8
Foreign
Time deposits	575	0.1	3,028	0.2

Total deposits	$1,533,828	100.0%	$1,415,443	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 25 and 26.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 29. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically undercapitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2007, the Company and the bank exceeded the requirements for “well capitalized” institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their impact or expected impact on the Company’s consolidated financial statements, see Note 7 of the Company’s unaudited consolidated financial statements in this quarterly report.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended June 30,
(Unaudited)

(dollars in thousands)

	2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,881	$36	5.11%	$1,788	$20	4.61%
Securities available for sale	127,616	1,510	4.73	143,428	1,684	4.70
Securities held to maturity	407,034	4,699	4.62	488,398	5,551	4.55
Securities tax-exempt [2]	19,993	314	6.30	29,793	485	6.53

Total investment securities	554,643	6,523	4.71	661,619	7,720	4.67
Federal funds sold	27,967	368	5.20	2,802	35	4.93
Loans, net of unearned discounts [3]	1,104,708	23,121	8.66	1,028,304	21,589	8.72

TOTAL INTEREST-EARNING ASSETS	1,690,199	30,048	7.24%	1,694,513	29,364	7.06%

Cash and due from banks	63,451			60,953
Allowance for loan losses	(16,320)			(16,248)
Goodwill	22,875			23,886
Other assets	92,000			89,855

Total assets-continuing operations	1,852,205			1,852,959
Assets-discontinued operations	1,328			114,065

TOTAL ASSETS	$1,853,533			$1,967,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$21,149	27	0.51%	$23,646	24	0.41%
NOW	245,682	1,572	2.57	176,292	691	1.57
Money market	221,135	1,681	3.05	205,165	957	1.87
Time	561,843	6,579	4.70	504,428	4,707	3.74
Foreign
Time	574	2	1.09	3,027	8	1.02

Total interest-bearing deposits	1,050,383	9,861	3.77	912,558	6,387	2.81

Borrowings
Securities sold under agreements to repurchase - customers	76,091	805	4.24	81,439	767	3.78
Securities sold under agreements to repurchase - dealers	—	—	—	106,438	1,344	5.07
Federal funds purchased	1,758	24	5.26	19,912	251	4.99
Commercial paper	27,906	355	5.11	49,371	538	4.37
Short-term borrowings - FHLB	—	—	—	50,498	642	5.10
Short-term borrowings - other	1,179	15	5.34	581	7	5.09
Long-term borrowings - FHLB	11,648	136	4.69	39,670	461	4.64
Long-term borrowings - sub debt	25,774	524	8.38	25,774	524	8.37

Total borrowings	144,356	1,859	5.19	373,683	4,534	4.87

Interest-bearing liabilities allocated to discontinued operations	—	—	—	(103,508)	(878)	3.36

TOTAL INTEREST-BEARING LIABILITIES	1,194,739	11,720	3.94%	1,182,733	10,043	3.41%

Noninterest-bearing deposits	444,369			441,630
Other liabilities	86,095			93,675
Liabilities-discontinued operations	180			103,661

Total liabilities	1,725,383			1,821,699

Shareholders’ equity	128,150			145,325

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,853,533			$1,967,024

Net interest income/spread		18,328	3.30%		19,321	3.65%

Net yield on interest-earning assets (margin)			4.35%			4.58%

Less: Tax equivalent adjustment		123			191

Net interest income		$18,205			$19,130

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Six Months Ended June 30,
(Unaudited)

(dollars in thousands)

	2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,856	$67	5.24%	$2,413	$50	4.47%

Securities available for sale	131,105	3,149	4.80	156,907	3,571	4.55
Securities held to maturity	415,032	9,568	4.61	497,371	11,295	4.54
Securities tax-exempt [2]	20,669	653	6.37	30,752	1,004	6.59

Total investment securities	566,806	13,370	4.72	685,030	15,870	4.64
Federal funds sold	37,790	1,003	5.28	3,204	75	4.65
Loans, net of unearned discounts [3]	1,079,149	44,848	8.74	1,002,291	40,969	8.62

TOTAL INTEREST-EARNING ASSETS	1,686,601	59,288	7.24%	1,692,938	56,964	6.94%

Cash and due from banks	65,493			62,198
Allowance for loan losses	(16,596)			(16,124)
Goodwill	22,868			22,530
Other assets	89,551			89,263

Total assets-continuing operations	1,847,917			1,850,805
Assets-discontinued operations	1,215			114,115

TOTAL ASSETS	$1,849,132			$1,964,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$21,026	52	0.50%	$24,666	50	0.41%
NOW	233,916	2,970	2.56	179,385	1,426	1.60
Money market	214,138	3,117	2.94	223,379	1,979	1.79
Time	563,998	13,126	4.69	513,542	9,160	3.60
Foreign
Time	574	3	1.09	3,025	16	1.06

Total interest-bearing deposits	1,033,652	19,268	3.76	943,997	12,631	2.70

Borrowings
Securities sold under agreements to repurchase - customers	85,517	1,880	4.43	80,756	1,462	3.65
Securities sold under agreements to repurchase - dealers	—	—	—	96,683	2,328	4.86
Federal funds purchased	1,354	36	5.25	16,117	386	4.77
Commercial paper	27,904	705	5.10	45,776	943	4.15
Short-term borrowings - FHLB	—	—	—	33,814	835	4.98
Short-term borrowings - other	1,040	27	5.34	746	18	4.81
Long-term borrowings - FHLB	15,801	361	4.57	45,746	1,047	4.58
Long-term borrowings - sub debt	25,774	1,047	8.38	25,774	1,047	8.38

Total borrowings	157,390	4,056	5.21	345,412	8,066	4.71

Interest-bearing liabilities allocated to discontinued operations	—	—	—	(103,015)	(1,652)	3.19

TOTAL INTEREST-BEARING LIABILITIES	1,191,042	23,324	3.95%	1,186,394	19,045	3.24%

Noninterest-bearing deposits	439,609			441,683
Other liabilities	88,880			89,006
Liabilities-discontinued operations	308			103,188

Total liabilities	1,719,839			1,820,271

Shareholders’ equity	129,293			144,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,849,132			$1,964,920

Net interest income/spread		35,964	3.29%		37,919	3.70%

Net yield on interest-earning assets (margin)			4.34%			4.58%

Less: Tax equivalent adjustment		256			395

Net interest income		$35,708			$37,524

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Three Months Ended June 30, 2007 to June 30, 2006

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$14	$2	$16

Securities available for sale	(185)	11	(174)
Securities held to maturity	(936)	84	(852)
Securities tax-exempt	(155)	(16)	(171)

Total investment securities	(1,276)	79	(1,197)

Federal funds sold	331	2	333

Loans, net of unearned discounts [3]	1,684	(152)	1,532

TOTAL INTEREST INCOME	$753	$(69)	$684

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(3)	$6	$3
NOW	337	544	881
Money market	79	645	724
Time	575	1,297	1,872
Foreign
Time	(7)	1	(6)

Total interest-bearing deposits	981	2,493	3,474

Borrowings
Securities sold under agreements to repurchase - customers	(52)	90	38
Securities sold under agreements to repurchase - dealers	(1,344)	—	(1,344)
Federal funds purchased	(239)	12	(227)
Commercial paper	(263)	80	(183)
Short-term borrowings - FHLB	(642)	—	(642)
Short-term borrowings - other	8	—	8
Long-term borrowings - FHLB	(330)	5	(325)
Long-term borrowings - sub debt	—	—	—

Total borrowings	(2,862)	187	(2,675)

Less: interest-bearing liabilities allocated to discontinued operations	878	—	878

TOTAL INTEREST EXPENSE	$(1,003)	$2,680	$1,677

NET INTEREST INCOME	$1,756	$(2,749)	$(993)

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Six Months Ended June 30, 2007 to June 30, 2006

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$9	$8	$17

Securities available for sale	(608)	186	(422)
Securities held to maturity	(1,896)	169	(1,727)
Securities tax-exempt	(318)	(33)	(351)

Total investment securities	(2,822)	322	(2,500)

Federal funds sold	917	11	928

Loans, net of unearned discounts [3]	3,283	596	3,879

TOTAL INTEREST INCOME	$1,387	$937	$2,324

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(8)	$10	$2
NOW	519	1,025	1,544
Money market	(85)	1,223	1,138
Time	972	2,994	3,966
Foreign
Time	(13)	—	(13)

Total interest-bearing deposits	1,385	5,252	6,637

Borrowings
Securities sold under agreements to repurchase - customers	90	328	418
Securities sold under agreements to repurchase - dealers	(2,328)	—	(2,328)
Federal funds purchased	(384)	34	(350)
Commercial paper	(422)	184	(238)
Short-term borrowings - FHLB	(835)	—	(835)
Short-term borrowings - other	7	2	9
Long-term borrowings - FHLB	(684)	(2)	(686)
Long-term borrowings - sub debt	—	—	—

Total borrowings	(4,556)	546	(4,010)

Less: interest-bearing liabilities allocated to discontinued operations	1,652	—	1,652

TOTAL INTEREST EXPENSE	$(1,519)	$5,798	$4,279

NET INTEREST INCOME	$2,906	$(4,861)	$(1,955)

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
The Company	$151,941	11.84%	$102,662	8.00%	$128,328	10.00%
The bank	148,196	11.71	101,248	8.00	126,560	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	136,359	10.63	51,331	4.00	76,997	6.00
The bank	132,614	10.48	50,624	4.00	75,936	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	136,359	7.45	73,225	4.00	91,532	5.00
The bank	132,614	7.30	72,651	4.00	90,813	5.00

As of December 31, 2006

Total Capital (to Risk Weighted Assets):
The Company	$162,232	12.74%	$102,299	8.00%	$127,874	10.00%
The bank	138,651	11.00	101,288	8.00	126,610	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	146,244	11.49	51,150	4.00	76,725	6.00
The bank	122,819	9.75	50,644	4.00	75,966	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	146,244	7.82	75,131	4.00	93,913	5.00
The bank	122,819	6.60	74,788	4.00	93,485	5.00

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2007, presented on page 35, indicates that net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of June 30, 2007, the Company was a party to two interest rate floor agreements with notional amounts of $50,000,000 each and maturities of September 14, 2007 and September 14, 2008, respectively. Interest rate floor contracts require the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. These financial instruments are being used as part of the Company’s interest rate risk management and not for trading purposes. At June 30, 2007, all counterparties have investment grade credit ratings from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

The interest rate floor contracts require the Company to pay a fee for the right to receive a fixed interest payment. The Company paid up-front premiums of $141,250. At June 30, 2007, there were no amounts receivable under these contracts.

The interest rate floor agreements were not designated as hedges for accounting purposes and therefore changes in the fair values of the instruments are required to be recognized as income or expenses in the Company’s financial statements. At June 30, 2007 and 2006, the aggregate fair value of the interest rate floors was $165 and $1,782, respectively. For the three months ended June 30, 2007 and 2006, $2,122 and $4,362, respectively, were charged to “Other expenses”. For the six months ended June 30, 2007 and 2006 $2,503 and $26,248, respectively, were charged to “Other expenses”.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 2007, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 4.7% ($3.9 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 5.1% ($4.3 million) decline from an unchanged rate environment.

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

At June 30, 2007, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $27.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $31.0 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2007:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$35,774	$—	$—	$10,000	$25,774

Operating Leases	24,129	4,157	7,245	4,496	8,231

Total Contractual Cash Obligations	$59,903	$4,157	$7,245	$14,496	$34,005

(1) Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2007:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$22,357	$22,357	$—	$—	$—
Commercial Loans	62,423	33,800	28,398	225	—

Total Loans	84,780	56,157	28,398	225	—
Standby Letters of Credit	34,714	33,101	1,613	—	—
Other Commercial Commitments	19,426	18,824	—	—	602

Total Commercial Commitments	$138,920	$108,082	$30,011	$225	$602

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$1,177	$—	$—	$—	$—	$1,177
Federal funds sold	10,000	—	—	—	—	10,000
Investment securities	11,074	11,663	102,887	403,244	3,439	532,307
Commercial and industrial loans	413,283	45,630	118,389	19,480	(158)	596,624
Equipment lease financing	1,111	8,696	242,970	9,854	(34,971)	227,660
Real estate-residential mortgage	71,441	9,211	76,022	21,145	—	177,819
Real estate-commercial mortgage	30,820	5,037	43,938	12,923	—	92,718
Real estate-construction loans	—	—	38,147	—	—	38,147
Installment-individuals	10,333	—	—	—	—	10,333
Loans to depository institutions	25,000	—	—	—	—	25,000
Noninterest-earning assets & allowance for loan losses	—	—	—	—	175,193	175,193

Total Assets	574,239	80,237	622,353	466,646	143,503	1,886,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	19,679	—	—	19,679
NOW [1]	—	—	231,391	—	—	231,391
Money market [1]	181,452	—	44,357	—	—	225,809
Time - domestic	258,395	240,550	36,766	230	—	535,941
- foreign	395	180	—	—	—	575
Securities sold under agreement to repurchase - customer	74,530	2,000	—	—	—	76,530
Commercial paper	27,444	—	—	—	—	27,444
Short-term borrowings - other	1,718	—	—	—	—	1,718
Long-term borrowings - FHLB	—	—	10,000	—	—	10,000
Long-term borrowings - subordinated debentures	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	732,117	732,117

Total Liabilities and Shareholders’ Equity	543,934	242,730	342,193	26,004	732,117	1,886,978

Net Interest Rate Sensitivity Gap	$30,305	$(162,493)	$280,160	$440,642	$(588,614)	$—

Cumulative Gap June 30, 2007	$30,305	$(132,188)	$147,972	$588,614	$—	$—

Cumulative Gap June 30, 2006	$33,216	$(50,163)	$64,007	$594,623	$—	$—

Cumulative Gap December 31, 2006	$130,609	$(31,621)	$170,278	$684,751	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table discloses the Company’s repurchase of the Company’s common shares during the second quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2007	—	$—	—	932,963

May 1-31, 2007	315,000	16.45	315,000	617,963

June 1-30, 2007	332,200	16.06	332,200	285,763

Total	647,200		647,200

All shares were repurchased through the Company’s share repurchase program.

Item 4.      Submission of Matters to a Vote of Security Holders

(a)	The following sets forth the voting results as to each matter voted upon at the Annual Meeting of Shareholders of the Company held on May 3, 2007:

	(1)	Election of Directors

Nominee	Total Votes For	Total Votes Withheld

Robert Abrams	16,600,638	578,299
Joseph M. Adamko	16,087,737	1,091,200
Louis J. Cappelli	16,085,050	1,093,887
Walter Feldesman	16,053,417	1,125,520
Fernando Ferrer	16,602,940	575,997
Allan F. Hershfield	16,082,266	1,096,671
Henry J. Humphreys	16,080,219	1,098,718
Robert Lazar	16,603,526	575,411
John C. Millman	16,090,540	1,088,397
Eugene T. Rossides	15,456,453	1,722,484

There were no abstentions or broker nonvotes.

(2)	Ratification of the appointment by the Audit Committee of the Board of Directors of KPMG LLP as the Company’s independent public accountants for fiscal year 2007.

Total Votes For	16,454,192
Total Votes Against	710,292
Total Absentions	14,453

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

STERLING BANCORP

(Registrant)

Date:	August 9, 2007	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date:	August 9, 2007	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President
and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	42

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	43

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	44

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	45

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	46