Form 10-Q
period 2007-09-30
STERLING BANCORP
filed 2007-11-09
CIK 93451

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007 there were 17,804,947 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

2

STERLING BANCORP AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$49,547,009	$50,058,593
Interest-bearing deposits with other banks	3,014,475	1,261,187
Federal funds sold	—	20,000,000

Securities available for sale (at estimated fair value; pledged: $77,231,475 in 2007 and $90,583,854 in 2006)	215,426,488	148,420,887
Securities held to maturity (pledged: $188,776,122 in 2007 and $199,997,912 in 2006) (estimated fair value:
$386,393,154 in 2007 and $411,650,690 in 2006)	393,501,270	420,903,430

Total investment securities	608,927,758	569,324,317

Loans held for sale	32,895,991	33,319,789

Loans held in portfolio, net of unearned discounts	1,178,197,584	1,112,601,620
Less allowance for loan losses	15,038,912	16,287,974

Loans, net	1,163,158,672	1,096,313,646

Customers’ liability under acceptances	128,851	98,399
Goodwill	22,900,912	22,862,051
Premises and equipment, net	11,434,937	11,323,649
Other real estate	1,826,035	2,242,419
Accrued interest receivable	6,974,825	5,844,868
Bank owned life insurance	28,766,799	27,949,160
Other assets	51,163,055	43,696,511

Total assets from continuing operations	1,980,739,319	1,884,294,589
Assets - discontinued operations	—	1,662,697

	$1,980,739,319	$1,885,957,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$490,194,816	$546,442,704
Savings, NOW and money market deposits	542,466,423	447,600,898
Time deposits	534,176,014	527,986,821

Total deposits	1,566,837,253	1,522,030,423

Securities sold under agreements to repurchase - customers	62,563,685	52,802,796
Federal funds purchased	44,200,000	—
Commercial paper	28,571,010	27,561,567
Short-term borrowings - FHLB	25,000,000	—
Short-term borrowings - other	303,185	3,411,630
Long-term borrowings - FHLB	10,000,000	20,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	196,411,880	129,549,993

Acceptances outstanding	128,851	98,399
Accrued expenses and other liabilities	97,426,678	101,679,342
Liabilities - discontinued operations	—	336,358

Total liabilities	1,860,804,662	1,753,694,515

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,262,170 and 21,177,084 shares, respectively	21,262,170	21,177,084
Capital surplus	168,682,564	167,960,063
Retained earnings	16,730,599	16,693,987
Accumulated other comprehensive loss, net of tax	(10,937,606)	(11,842,908)

	195,737,727	193,988,226

Less
Common shares in treasury at cost, 3,459,302 and 2,572,368 shares, respectively	75,803,070	61,725,455

Total shareholders’ equity	119,934,657	132,262,771

	$1,980,739,319	$1,885,957,286

See Notes to Consolidated Financial Statements.
3

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006

INTEREST INCOME
Loans	$24,148,041	$22,600,005		$68,996,158	$63,569,045
Investment securities
Available for sale	2,112,770	1,900,888		5,659,068	6,080,677
Held to maturity	4,730,546	5,231,002		14,298,397	16,526,116
Federal funds sold	227,637	12,865		1,230,283	87,736
Deposits with other banks	23,798	22,477		91,176	73,121

Total interest income	31,242,792	29,767,237		90,275,082	86,336,695

INTEREST EXPENSE
Deposits
Savings, NOW and money market	3,829,336	2,406,401		9,968,301	5,861,780
Time	6,458,001	5,169,986		19,586,914	14,345,659
Securities sold under agreements to repurchase
- customers	701,653	974,239		2,581,272	2,436,460
- dealers	—	1,113,743		—	3,441,885
Federal funds purchased	71,555	305,155		107,303	691,376
Commercial paper	367,650	610,623		1,072,908	1,553,147
Short-term borrowings - FHLB	53,071	725,385		53,071	1,560,750
Short-term borrowings - other	19,949	5,327		47,511	23,108
Long-term borrowings - FHLB	117,500	297,176		478,523	1,344,028
Long-term borrowings - subordinated debt	523,438	523,438		1,570,313	1,570,313

Total interest expense	12,142,153	12,131,473		35,466,116	32,828,506
Interest expense allocated to discontinued operations	—	(855,869)		—	(2,508,092)

Net interest income	19,100,639	18,491,633		54,808,966	56,016,281
Provision for loan losses	2,125,000	1,510,367		4,453,332	3,252,596

Net interest income after provision for loan losses	16,975,639	16,981,266		50,355,634	52,763,685

Total noninterest income	7,812,024	9,250,994		26,092,831	24,041,554

Total noninterest expenses	19,421,788	19,455,237		59,333,569	56,783,171

Income from continuing operations before income taxes	5,365,875	6,777,023		17,114,896	20,022,068
Provision for income taxes	1,524,818	1,755,457		5,910,728	3,133,319

Income from continuing operations	3,841,057	5,021,566		11,204,168	16,888,749
Discontinued operations:
(Loss)/Income, net of tax	(774,315)	150,752		(795,034)	(410,813)
Loss on sale, net of tax	—	(9,604,166)		—	(9,604,166)

Net income/(loss)	$3,066,742	$(4,431,848)		$10,409,134	$6,873,770

Average number of common shares outstanding
Basic	17,910,268	18,712,072		18,329,750	18,752,107
Diluted	18,221,555	19,230,823		18,749,866	19,274,858

Income from continuing operations, per average common share
Basic	$0.21	$0.27		$0.61	$0.90
Diluted	0.21	0.27		0.60	0.88

Net income/(loss), per average common share
Basic	0.17	(0.23)		0.57	0.37
Diluted	0.17	(0.23	)(1)	0.56	0.36

Dividends per common share	0.19	0.19		0.57	0.57

(1) Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

See Notes to Consolidated Financial Statements.
4

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Income/(Loss)	$3,066,742	$(4,431,848)	$10,409,134	$6,873,770

Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) arising during the period	1,150,300	1,871,726	254,135	(347,805)

Reclassification adjustment for losses included in net income	—	—	12	243,702

Amortization of:
Prior service cost	15,917	—	43,006	—
Net actuarial losses	243,256	—	608,149	—

Comprehensive income/(loss)	$4,476,215	$(2,560,122)	$11,314,436	$6,769,667

See Notes to Consolidated Financial Statements.
5

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended September 30,
	2007	2006

Common Stock
Balance at January 1	$21,177,084	$21,066,916
Common shares issued under stock incentive plan	85,086	110,168

Balance at September 30	$21,262,170	$21,177,084

Capital Surplus
Balance at January 1	$167,960,063	$166,313,566
Common shares issued under stock incentive plan and related tax benefits	722,501	1,624,825

Balance at September 30	$168,682,564	$167,938,391

Retained Earnings
Balance at January 1	$16,693,987	$20,739,352
Net Income	10,409,134	6,873,770
Cash dividends paid - common shares	(10,372,522)	(10,676,307)

Balance at September 30	$16,730,599	$16,936,815

Accumulated Other Comprehensive Loss Balance at January 1	$(11,842,908)	$(5,229,620)

Unrealized holding gains/(losses) arising during the period:
Before tax	461,392	(422,066)
Tax effect	(207,257)	74,261

Net of tax	254,135	(347,805)

Reclassification adjustment for losses included in net income:
Before tax	22	444,631
Tax effect	(10)	(200,929)

Net of tax	12	243,702

Amortization of prior service cost and net actuarial losses:
Before tax	1,182,199	—
Tax effect	(531,044)	—

Net of tax	651,155	—

Balance at September 30	$(10,937,606)	$(5,333,723)

Treasury Stock
Balance at January 1	$(61,725,455)	$(55,280,647)
Purchase of common shares	(13,621,660)	(3,810,106)
Surrender of shares issued under stock incentive plan	(455,955)	(613,792)

Balance at September 30	$(75,803,070)	$(59,704,545)

Unearned Compensation
Balance at January 1	$—	$(22,007)
Amortization of unearned compensation	—	22,007

Balance at September 30	$—	$—

Total Shareholders’ Equity
Balance at January 1	$132,262,771	$147,587,560
Net changes during the period	(12,328,114)	(6,573,538)

Balance at September 30	$119,934,657	$141,014,022

See Notes to Consolidated Financial Statements.
6

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006

Operating Activities
Net Income	$10,409,134	$6,873,770
Loss from discontinued operations included below in operating cash flows from discontinued operations	795,034	10,014,979

Income from continuing operations	11,204,168	16,888,749
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	4,453,332	3,252,596
Depreciation and amortization of premises and equipment	1,925,057	1,719,800
Securities losses	3,076	444,631
Income from bank owned life insurance	(817,640)	(712,876)
Deferred income tax provision	1,946,436	1,688,384
Proceeds from sale of loans	412,544,668	453,049,782
Gains on sales of loans, net	(5,463,453)	(7,115,048)
Originations of loans held for sale	(406,657,417)	(435,004,762)
Amortization of unearned compensation	—	22,007
Amortization of premiums on securities	320,227	451,606
Accretion of discounts on securities	(307,776)	(361,529)
(Increase) Decrease in accrued interest receivable	(1,129,957)	611,641
Decrease in accrued expenses and other liabilities	(4,252,664)	(2,212,370)
(Increase) Decrease in other assets	(9,623,043)	1,417,679
Other, net	233,974	(609,993)

Net cash provided by operating activities	4,378,988	33,530,297

Investing Activities
Purchase of premises and equipment	(2,036,345)	(1,287,069)
Net increase in interest-bearing deposits with other banks	(1,753,288)	(136,206)
Net decrease in federal funds sold	20,000,000	—
Net (increase) decrease in loans held in portfolio	(71,298,358)	(50,233,911)
Decrease (Increase) in other real estate	416,384	(1,193,651)
Proceeds from calls of securities - held to maturity	25,003,054	—
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	51,478,298	63,676,853
Purchases of securities - held to maturity	(49,114,923)	(115,870)
Proceeds from sales of securities - available for sale	2,750	25,369,800
Proceeds from prepayments, redemptions or maturities of securities - available for sale	71,831,485	32,406,104
Purchases of securities - available for sale	(138,351,993)	(12,816,790)
Cash paid in acquisition	—	(44,901,402)

Net cash (used in) provided by investing activities	(93,822,936)	10,767,858

Financing Activities
Net increase (decrease) in deposits	44,806,830	(22,950,481)
Long-term borrowings called	(10,000,000)	—
Net increase (decrease) in Federal funds purchased	44,200,000	(35,000,000)
Net increase (decrease) in other borrowings	32,661,887	(73,884,881)
Purchase of treasury stock	(13,621,660)	(3,810,106)
Net proceeds from issuance of common stock including the exercise of stock options and related tax benefits	726,524	1,734,993
Cash dividends paid on common stock	(10,372,522)	(10,676,307)

Net cash provided by (used in) financing activities	88,401,059	(144,586,782)

Operating cash flows from discontinued operations	531,305	102,891,164

Net (decrease) increase in cash and due from banks	(511,584)	2,602,537
Cash and due from banks - beginning of period	50,058,593	68,562,037

Cash and due from banks - end of period	$49,547,009	$71,164,574

Supplemental disclosures:
Interest paid	$35,724,085	$32,745,564
Income taxes paid	953,887	7,467,452

See Notes to Consolidated Financial Statements.
7

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

1.
The consolidated financial statements include the accounts of Sterling Bancorp (the “parent company”) and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of material intercompany transactions. The term the “Company” refers to Sterling Bancorp and its subsidiaries. The consolidated financial statements as of and for the interim periods ended September 30, 2007 and 2006 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2.	The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30, 2007	December 31, 2006

Loans held for sale, net of valuation reserve ($880,648 at September 30, 2007 and $-0- at December 31, 2006)
Real estate-residential mortgage	$32,895,991	$33,319,789

Loans held in portfolio
Commercial and industrial	$537,378,204	$522,009,835
Lease financing	278,643,030	239,225,533
Factored receivables	113,732,748	100,467,090
Real estate-residential mortgage	117,675,508	120,056,900
Real estate-commercial mortgage	97,574,507	93,214,668
Real estate-construction	33,522,340	30,030,684
Installment	9,978,748	12,380,848
Loans to depository institutions	27,000,000	27,000,000

Loans held in portfolio, gross	1,215,505,085	1,144,385,558
Less unearned discounts	37,307,501	31,783,938

Loans held in portfolio, net of unearned discounts	$1,178,197,584	$1,112,601,620

3.	The following information is provided in connection with the sales and/or calls of available for sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Proceeds	$—	$—	$2,750	$25,369,800
Gross Gains	—	—	—	14,866
Gross Losses	—	—	22	459,497

During the first quarter of 2006 the Company sold lower yielding available for sale securities at a loss to partially fund the acquisition of Sterling Resource Funding Corp.

The following information is provided in connection with the calls of held to maturity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Proceeds	$6,875,000	$—	$25,000,000	$—
Gross Gains	—	—	—	—
Gross Losses	1,075	—	3,054	—
8

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

4.	The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$577,851	$445,618	$1,396,393	$1,359,864
Interest cost	769,360	600,700	1,903,762	1,801,242
Expected return on plan assets	(720,456)	(538,923)	(1,671,370)	(1,647,705)
Amortization of prior service cost	28,702	18,985	78,080	56,791
Recognized actuarial loss	438,985	332,861	1,104,119	989,049

Net periodic benefit cost	$1,094,442	$859,241	$2,810,984	$2,559,241

The Company has contributed $3,000,000 to the defined benefit pension plan in 2007.

5.	The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

NONINTEREST INCOME
Accounts receivable management/ factoring commissions and other fees	$4,048,691	$3,998,257	$11,537,267	$9,223,237
Service charges on deposit accounts	1,407,530	1,351,341	4,313,920	4,037,345
Other customer related service charges and fees	830,485	990,203	2,263,595	2,611,125
Mortgage banking income	887,025	2,331,076	6,263,101	7,115,048
Trust fees	131,896	147,641	398,279	437,161
Bank owned life insurance income	278,959	224,511	817,640	712,876
Securities (losses)/gains	(1,075)	—	(3,076)	(444,631)
Other income	228,513	207,965	502,105	349,393

Total noninterest income	$7,812,024	$9,250,994	$26,092,831	$24,041,554

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

NONINTEREST EXPENSES
Salaries	$8,610,215	$8,699,038	$26,058,446	$25,572,626
Employee benefits	2,615,019	2,393,846	7,839,413	8,066,118

Total personnel expense	11,225,234	11,092,884	33,897,859	33,638,744
Occupancy and equipment expenses, net	2,606,269	2,549,552	7,952,606	7,332,527
Advertising and marketing	888,460	973,882	2,974,340	2,779,480
Professional fees	1,543,628	1,620,677	4,834,331	4,136,283
Communications	484,929	486,003	1,455,040	1,331,718
Other expenses	2,673,268	2,732,239	8,219,393	7,564,419

Total noninterest expense	$19,421,788	$19,455,237	$59,333,569	$56,783,171

6.

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. The Company’s 2007 year-to-date average interest-earning assets were

9

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

64.5% loans (corporate lending was 68.2% and real estate lending was 27.2% of total loans, respectively) and 35.5% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 71% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following tables provide certain information regarding the Company’s operating segments for the three and nine month periods ended September 30, 2007 and 2006 (all amounts are from continuing operations except where designated as discontinued):

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended September 30, 2007
Net interest income	$6,998,194	$5,498,701	$6,339,623	$18,836,518
Noninterest income	5,992,283	949,973	353,452	7,295,708
Depreciation and amortization	165,464	88,343	614	254,421
Segment income from continuing operations before income taxes	5,295,787	2,610,963	6,056,388	13,963,138
Segment loss from discontinued operations before income taxes	(1,269,143)	—	—	(1,269,143)
Segment assets from continuing operations	808,342,295	376,312,543	765,055,742	1,949,710,580
Segment assets from discontinued operations	—	—	—	—

Three Months Ended September 30, 2006
Net interest income	$9,667,017	$5,420,192	$3,150,192	$18,237,401
Noninterest income	6,014,122	2,408,098	425,911	8,848,131
Depreciation and amortization	168,349	91,891	614	260,854
Segment income from continuing operations before income taxes	6,915,956	3,429,499	2,969,068	13,314,523
Segment income from discontinued operations before income taxes	327,967	—	—	327,967
Segment assets from continuing operations	775,097,961	371,995,560	755,315,897	1,902,409,418
Segment assets from discontinued operations	7,016,412	—	—	7,016,412

Nine Months Ended September 30, 2007
Net interest income	$19,815,718	$15,867,406	$18,361,453	$54,044,577
Noninterest income	17,225,684	6,443,302	1,065,926	24,734,912
Depreciation and amortization	536,404	274,832	1,843	813,079
Segment income from continuing operations before income taxes	13,593,092	10,715,839	17,505,063	41,813,994
Segment loss from discontinued operations before income taxes	(1,306,865)	—	—	(1,306,865)
Segment assets from continuing operations	808,342,295	376,312,543	765,055,742	1,949,710,580
Segment assets from discontinued operations	—	—	—	—

Nine Months Ended September 30, 2006
Net interest income	$27,240,511	$16,259,425	$11,731,459	$55,231,395
Noninterest income	14,632,797	7,345,291	612,353	22,590,441
Depreciation and amortization	446,642	293,893	1,843	742,378
Segment income from continuing operations before income taxes	19,863,386	9,621,155	10,650,366	40,134,907
Segment loss from discontinued operations before income taxes	(689,560)	—	—	(689,560)
Segment assets from continuing operations	775,097,961	371,995,560	755,315,897	1,902,409,418
Segment assets from discontinued operations	7,016,412	—	—	7,016,412
10

STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth reconciliations of net interest income, noninterest income, income from continuing operations before income taxes and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net interest income:
Total for reportable operating segments	$18,836,518	$18,237,401	$54,044,577	$55,231,395
Other [1]	264,121	254,232	764,389	784,886

Consolidated net interest income	$19,100,639	$18,491,633	$54,808,966	$56,016,281

Noninterest income:
Total for reportable operating segments	$7,295,708	$8,848,131	$24,734,912	$22,590,441
Other [1]	516,316	402,863	1,357,919	1,451,113

Consolidated noninterest income	$7,812,024	$9,250,994	$26,092,831	$24,041,554

Income from continuing operations before income taxes:
Total for reportable operating segments	$13,963,138	$13,314,523	$41,813,994	$40,134,907
Other [1]	(8,597,263)	(6,537,500)	(24,699,098)	(20,112,839)

Consolidated income from continuing operations before income taxes	$5,365,875	$6,777,023	$17,114,896	$20,022,068

Assets:
Total for reportable operating segments:
- continuing operations	$1,949,710,580	$1,902,409,418	$1,949,710,580	$1,902,409,418
- discontinued operations	—	7,016,412	—	7,016,412
Other [1]	31,028,739	31,789,541	31,028,739	31,789,541

Consolidated assets	$1,980,739,319	$1,941,215,371	$1,980,739,319	$1,941,215,371

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.
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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) as of January 1, 2007. The implementation of FIN 48 did not have an impact on our financial position or results of operations. At the adoption date of January 1, 2007, we had approximately $644,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Approximately $341,000 of the unrecognized tax benefits were recognized during the third quarter of 2007 due to the expiration of the statute of limitations related to the taxation of certain income items. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in noninterest operating expenses. Such accrued interest payable was approximately $235,000 at January 1, 2007 and $117,000 at September 30, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2002 through 2005 are currently either under examination or subject to examination. The Company’s New York State and New York City tax returns for years prior to 2003 are no longer subject to examination.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– Including An Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available for sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is currently analyzing the potential effects of SFAS No. 159 on its consolidated financial statements.

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

For the three months ended September 30, 2007, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 65.5% and investment securities represented 33.4% of the bank’s average earning assets for the third quarter of 2007.

For the nine months ended September 30, 2007, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 64.4% and investment securities represented 33.6% of the bank’s average earning assets for the nine months ended September 30, 2007.

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

Comparison of the Three Months Ended September 30, 2007 and 2006

The Company reported income from continuing operations, after income taxes, for the three months ended September 30, 2007 of $3.8 million, representing $0.21 per share, calculated on a diluted basis, compared to $5.0 million, or $0.27 per share calculated on a diluted basis, for the third quarter of 2006. This decrease reflects higher interest expense, lower noninterest income and an increase in the provision for loan losses, which were only partially offset by an increase in interest income and a decrease in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $19.2 million for the third quarter of 2007 compared to $18.6 million for the 2006 period. Net interest income benefited from higher loan balances and lower balances from borrowed funds. Partially offsetting those benefits was the impact of lower balances for investment securities and higher interest-bearing deposit balances along with higher rates paid for those funds. The net interest margin, on a tax-equivalent basis, was 4.41% for the third quarter of 2007 compared to 4.49% for the 2006 period. The net interest margin was impacted by the higher interest rate environment in 2007, the higher level of noninterest-bearing demand deposits and the higher average loans outstanding. The more competitive pricing practices in the Company’s markets have caused the costs of deposits to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $31.4 million for the third quarter of 2007 compared to $29.9 million for the 2006 period. The tax-equivalent yield on interest-earning assets was 7.31% for the third quarter of 2007 compared to 7.24% for the 2006 period.

Interest earned on loans amounted to $24.1 million for the third quarter of 2007, up from $22.6 million for the prior year period. Average loan balances amounted to $1,133.0 million, an increase of $81.5 million from an average of $1,051.5 million in the prior year period. The increase in average loans (across many segments of the Company’s loan portfolio), primarily due to the Company’s business development activities, accounted for $2.1 million of the $1.5 million increase in interest earned on loans. The decrease in the yield on the loan portfolio to 8.68% for the third quarter of 2007 from 8.94% for the 2006 period was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio and the competitive pricing practices in the Company’s markets.

Interest earned on investment securities, on a tax-equivalent basis, decreased to $7.0 million for the third quarter of 2007 from $7.3 million in the prior year period. Average outstandings decreased to $575.3 million (33.3% of average earning assets) for the third quarter of 2007 from $629.3 million (37.4% of average earning assets) in the prior year period. The estimated average life of the securities portfolio was approximately 5.6 years at September 30, 2007 compared to 4.6 years at September 30, 2006.

Total interest expense increased by $0.9 million for the third quarter of 2007 from $11.3 million for the 2006 period, primarily due to the impact of higher balances and higher rates paid for interest-bearing deposits partially offset by the impact of lower borrowed funds balances.

Interest expense on deposits increased to $10.3 million for the third quarter of 2007 from $7.6 million for the 2006 period, due to an increase in deposit balances and the cost of those funds. Average interest-bearing deposits increased to $1,093.3 million for the third quarter of 2007 from $933.5 million for the 2006 period as a result of the Company’s business development activities. The average rate paid on interest-bearing deposits was 3.73% which was 51 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2007.

Interest expense on borrowings decreased to $1.9 million for the third quarter of 2007 from $4.6 million for the 2006 period, primarily due to a decrease in average balances. Average borrowings decreased to $144.3 million for the third quarter of 2007 from $348.7 million in the prior year period, reflecting less reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the third quarter of 2007 was $2.1 million, compared to $1.5 million for the prior year period. Factors affecting the level of the provision included the growth in and the changing mix of loans in the loan portfolio, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $7.8 million for the third quarter of 2007 from $9.3 million in the 2006 period, primarily due to a decrease in mortgage banking income as a result of a revaluation charge to reduce the carrying value of residential mortgage loans held for sale to the lower of cost or market and a charge for settlement of potential repurchase obligations as part of our loss mitigation efforts. Without those charges, mortgage banking income would have been $2.6 million for the third quarter of 2007 compared to $ 2.3 million for the 2006 period as a result of an increased emphasis by the Company’s mortgage banking unit on originating FHA-insured loans and other high quality products.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2007 was $1.5 million compared to $1.8 million for the third quarter of 2006. The decrease was primarily due to the lower level of pre-tax income in the 2007 period. As a result of the closure of certain years for local tax purposes, $0.3 million of reserves for local taxes, net of federal and state tax effect, were reversed in the third quarter of 2007 compared to $0.7 million in the 2006 period.

Discontinued Operations

In September 2006, the Company sold the business conducted by Sterling Financial Services. In accordance with U.S. generally accepted accounting principles, the after-tax loss from discontinued operations is reported in the Consolidated Statements of Operations after income from continuing operations.

Loss from discontinued operations, net of tax, was $0.8 million for the third quarter of 2007, primarily related to the final disposition of assets associated with the discontinued operation. For the 2006 period, there was income of $0.2 million.

Income taxes applicable to discontinued operations in the third quarter of 2007 and 2006 were calculated at the Company’s overall marginal tax rates of 44.92% and 45.19%, respectively.

Comparison of the Nine Months Ended September 30, 2007 and 2006

The Company reported income from continuing operations, after income taxes, for the nine months ended September 30, 2007 of $11.2 million, representing $0.60 per share, calculated on a diluted basis, compared to $16.9 million, or $0.88 per share, calculated on a diluted basis, for the first nine months of 2006. This decrease reflects higher interest and noninterest expenses and increases in the provision for loan losses and the provision for income taxes, which were only partially offset by increases in both interest and noninterest income.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $55.2 million for the first nine months of 2007 compared to $56.6 million for the 2006 period, as the positive impact of higher balances for loans and lower balances for borrowings in the first nine months of 2007 was more than offset by the effects of lower balances for investment securities and higher interest-bearing deposit balances along with higher rates paid for those funds compared to the 2006 period. The net interest margin, on a tax-equivalent basis, was 4.44% for the first nine months of 2007 compared to 4.60% for the 2006 period. The net interest margin was impacted by the higher interest rate environment in 2007, the higher level of noninterest-bearing demand deposits and the higher average loans outstanding. The more competitive pricing practices in the Company’s markets have caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $90.6 million for the first nine months of 2007, up $3.8 million from the 2006 period. The tax-equivalent yield on interest-earning assets was 7.34% for the first nine months of 2007 compared to 7.10% for the 2006 period.

Interest earned on loans amounted to $69.0 million for the first nine months of 2007, up from $63.6 million for the prior year period. Average loan balances amounted to $1,097.3 million, an increase of $78.4 million from an average of $1,018.9 million in the prior year period. The increase in average loans (across many segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. (completed April 1, 2006) coupled with the Company’s other business development activities, accounted for $5.5 million of the $5.4 million increase in interest earned on loans.

Interest earned on investment securities, on a tax-equivalent basis, decreased to $20.3 million for the first nine months of 2007 from $23.2 million in the prior year period. Average outstandings decreased to $569.9 million (33.5% of average earning assets) for the first nine months of 2007 from $666.2 million (39.4% of average earning assets) in the prior year period. The estimated average life of the securities portfolio was approximately 5.6 years at September 30, 2007 compared to 4.6 years at September 30, 2006.

Total interest expense increased by $5.1 million for the first nine months of 2007 from $30.3 million for the 2006 period, primarily due to the impact of higher interest-bearing deposit balances coupled with higher rates paid for those deposits, partially offset by the impact of lower borrowed funds balances.

Interest expense on deposits increased to $29.6 million for the first nine months of 2007 from $20.2 million for the 2006 period, due to increases in interest-bearing deposit balances and in the cost of those funds. Average interest-bearing deposit balances increased to $1,053.8 million for the first nine months of 2007 from $940.5 million in the 2006 period primarily the result of the Company’s branching initiatives and other business development activities. The average rate paid on interest-bearing deposits was 3.75% which was 88 basis points higher than the prior year period. The increase in average cost of deposits reflects the higher interest rate environment during 2007.

Interest expense on borrowings decreased to $5.9 million for the first nine months of 2007 from $12.6 million for the 2006 period, primarily due to a decrease in average balances. Average borrowings decreased to $153.0 million for the first nine months of 2007 from $346.5 million in the prior year period, reflecting less reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for the first nine months of 2007 was $4.5 million, compared to $3.3 million for the prior year period. Factors affecting the level of the provision included the growth in and the changing mix of loans in the loan portfolio, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $26.1 million for the first nine months of 2007 from $24.0 million in the 2006 period. Higher accounts receivable management/ factoring commissions and other fees were primarily due to revenues attributable to the acquisition of Sterling Resource Funding Corp. Also contributing to the increase were higher revenue from service charges on deposit accounts and a $0.4 million decrease in losses on sales of securities. Mortgage banking income decreased as a result of the revluation charge to reduce the carrying value of residential mortgage loans held for sale to the lower of cost or market and a charge for settlement of potential repurchase obligations as part of our loss mitigation efforts. Without those charges mortgage banking income would have been $8.0 million for the nine months of 2007 compared to $7.1 million for the 2006 period as a result of a change in product mix towards more profitable market segments and away from the less profitable, higher risk wholesale business.

Noninterest Expenses

Noninterest expenses for the first nine months of 2007 increased $2.6 million when compared to the 2006 period. The increase was primarily due to higher salaries and occupancy costs related to investments in the Sterling franchise, including two new branches and the acquisition of Sterling Resource Funding Corp. Also contributing to the increase was higher professional fees; during the second quarter of 2006, professional fee expenses benefitted from a recovery of $1.1 million. These increases were partially offset by expense reductions achieved from the reengineering of the mortgage banking activities and lower expenses for employee benefits.

Provision for Income Taxes

The provision for income taxes increased by $2.8 million to $5.9 million for the first nine months of 2007. The increase was primarily due to a $3.7 million reversal of state and local taxes, net of federal tax effect, in the first quarter of 2006 as a result of the closure of certain years for local tax purposes.

Discontinued Operations

In September 2006, the Company sold the business conducted by Sterling Financial Services. In accordance with U.S. generally accepted accounting principles, the after-tax loss from discontinued operations is reported in the Consolidated Statements of Operations after income from continuing operations.

Loss from discontinued operations, net of tax, was $0.8 million for the first nine months of 2007, which included a loss of $0.8 million for the third quarter related to the final disposition of assets associated with the discontinued operation. For the 2006 period, there was a loss of $0.4 million.

Income taxes applicable to discontinued operations in the first nine months of 2007 and 2006 were calculated at the Company’s overall marginal tax rate of 44.92% and 45.19%, respectively.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are comprised principally of mortgage-backed securities and agency notes of U.S. government corporations and government sponsored enterprises, and obligations of state and political institutions. At September 30, 2007, the Company’s portfolio of securities totaled $608.9 million, of which mortgage-backed securities and collateralized mortgage obligations of U.S. government corporations and government sponsored enterprises having an estimated average life of approximately 4.8 years amounted to $473.1 million. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and gross unrealized losses on “held to maturity” securities were $1.0 million and $7.6 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any market value impairment is interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $0.1 million and gross unrealized losses of $4.0 million.

The following table presents information regarding the estimated average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Estimated Weighted Average Life		Weighted Average Yield

September 30, 2007	AFS	HTM	AFS		HTM

Mortgage-backed securities	5.2 years	4.6 years	4.81%		4.63%
Agency notes	11.8 years	7.1 years	6.12%		4.69%
Obligations of state and political institutions	5.7 years	—	6.29%	(1)	—

(1) tax equivalent
19

The following table presents information regarding securities available for sale:

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,872,358	$—	$433,234	$8,439,124
CMOs (Federal Home Loan Mortgage Corporation)	22,398,469	—	1,151,608	21,246,861
CMOs (Government National Mortgage Association)	9,691,802	—	38,706	9,653,096
Federal National Mortgage Association	44,655,878	77,559	1,100,287	43,633,150
Federal Home Loan Mortgage Corporation	38,399,216	8,640	1,019,310	37,388,546
Government National Mortgage Association	3,533,044	107,645	3,498	3,637,191

Total mortgage-backed securities	127,550,767	193,844	3,746,643	123,997,968
Agency Notes
Federal Home Loan Bank	25,205,870	178,206	—	25,384,076
Federal Farm Credit Bank	19,990,010	59,375	2,510	20,046,875

Total obligations of U.S. Government corporations and government sponsored enterprises	172,746,647	431,425	3,749,153	169,428,919
Obligations of state and political institutions	19,841,457	111,100	67,679	19,884,878
Corporate bonds	8,701,878	119,680	31,238	8,790,320
Commercial paper	9,981,944	1,705	—	9,983,649
Trust preferred securities	2,916,057	7,036	146,934	2,776,159
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	3,109,700	—	—	3,109,700
Other securities	304,442	17,721	—	322,163

Total	$218,732,825	$688,667	$3,995,004	$215,426,488

The following table presents information regarding securities held to maturity:

September 30, 2007	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,380,857	$—	$460,052	$11,920,805
CMOs (Federal Home Loan Mortgage Corporation)	21,392,620	—	825,634	20,566,986
Federal National Mortgage Association	179,645,179	254,642	3,008,423	176,891,398
Federal Home Loan Mortgage Corporation	126,637,929	103,191	3,285,367	123,455,753
Government National Mortgage Association	9,086,869	219,305	732	9,305,442

Total mortgage-backed securities	349,143,454	577,138	7,580,208	342,140,384
Agency Notes
Federal Home Loan Bank	24,996,414	396,875	4,226	25,389,063
Federal Farm Credit Bank	19,111,402	9,985	6,250	19,115,137

Total obligations of U.S. government corporations and government sponsored enterprises	393,251,270	983,998	7,590,684	386,644,584
Debt securities issued by foreign governments	250,000	—	1,430	248,570

Total	$393,501,270	$983,998	$7,592,114	$386,893,154

The Company invests principally in obligations of U.S. government corporations and government sponsored enterprises and other securities that have an “A” or better rating. The unrealized losses were the result of changes in interest rates and other market related conditions. As of September 30, 2007, the Company has the ability and intent to hold these securities until maturity or for a period of time sufficient for a recovery of cost and therefore, does not consider them to be other-than-temporarily-impaired at that date.

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

The Company’s commercial and industrial loan portfolio represents approximately 44% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 23% of all loans, is secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 20% of all loans. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30,

	2007		2006

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$537,358	44.4%	$491,516	42.7%
Equipment lease financing	241,828	20.0	212,588	18.5
Factored receivables	113,261	9.4	123,808	10.7
Real estate - residential mortgage	150,571	12.3	158,393	13.8
Real estate - commercial mortgage	97,575	8.1	121,051	10.5
Real estate - construction	33,522	2.8	3,733	0.3
Installment - individuals	9,979	0.8	14,156	1.2
Loans to depository institutions	27,000	2.2	27,000	2.3

Loans, net of unearned discounts	$1,211,094	100.0%	$1,152,245	100.0%

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

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	($ in thousands)

Average loans held in portfolio, net of unearned discounts, during period	$1,081,629	$1,016,837	$1,049,625	$976,991

Allowance for loan losses:
Balance at beginning of period	$15,582	$17,220	$16,288	$15,369

Charge-offs:
Commercial and industrial	1,304	209	1,994	623
Lease financing	802	1,748	2,559	2,840
Factored receivables	27	7	204	123
Real estate - residential mortgage	115	5	215	24
Installment	—	—	67	—

Total charge-offs	2,248	1,969	5,039	3,610

Recoveries:
Commercial and industrial	8	90	37	100
Lease financing	76	99	260	164
Factored receivables	3	2	17	32
Real estate - residential mtg	30	—	30	—
Installment	6	8	89	27

Total recoveries	123	199	433	323

Subtract:
Net charge-offs	2,125	1,770	4,606	3,287

Provision for loan losses	2,125	1,511	4,453	3,253

Add allowance from acquisition	—	—	—	1,845

Less loss on transfers to other real estate owned	543	377	1,096	596

Balance at end of period	$15,039	$16,584	$15,039	$16,584

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.79%	0.70%	0.59%	0.45%

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected future economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance which will be greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2007, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.28% and the allowance was $15.0 million. At such date, the Company’s nonaccrual loans amounted to $6.2 million; $0.5 million of such loans was judged to be impaired within the scope of SFAS No. 114. There were no loans 90 days past due and still accruing. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $0.9 million at September 30, 2007.

Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all reasonably anticipated losses on specifically known and other potential credit risks associated with the portfolio as of September 30, 2007. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the level taken in the first nine months of 2007.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	September 30,

	2007		2006

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$490,195	31.3%	$507,367	35.3%
NOW	233,616	14.9	189,952	13.3
Savings	19,150	1.2	20,711	1.4
Money market	289,700	18.5	194,291	13.6
Time deposits	533,601	34.0	520,091	36.2

Total domestic deposits	1,566,262	99.9	1,432,412	99.8
Foreign
Time deposits	575	0.1	3,031	0.2

Total deposits	$1,566,837	100.0%	$1,435,443	100.0%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 26 and 27.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 30. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically undercapitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2007, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Three Months Ended September 30, (Unaudited) (dollars in thousands)

	2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,486	$24	3.80%	$2,346	$23	3.80%

Securities available for sale	154,518	1,932	5.00	140,167	1,660	4.74
Securities held to maturity	401,664	4,731	4.71	464,408	5,231	4.51
Securities tax-exempt [2]	19,127	298	6.18	24,728	396	6.35

Total investment securities	575,309	6,961	4.84	629,303	7,287	4.63
Federal funds sold	17,228	227	5.17	978	13	5.15
Loans, net of unearned discounts [3]	1,133,034	24,148	8.68	1,051,501	22,600	8.94

TOTAL INTEREST-EARNING ASSETS	1,728,057	31,360	7.31%	1,684,128	29,923	7.24%

Cash and due from banks	72,253			57,430
Allowance for loan losses	(16,146)			(17,503)
Goodwill	22,901			22,958
Other assets	94,296			92,396

Total assets-continuing operations	1,901,361			1,839,409
Assets-discontinued operations	1,203			109,391

TOTAL ASSETS	$1,902,564			$1,948,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,705	26	0.55%	$22,559	25	0.44%
NOW	241,789	1,519	2.49	210,116	1,097	2.07
Money market	282,436	2,284	3.21	201,523	1,285	2.53
Time	549,832	6,456	4.66	496,304	5,162	4.13
Foreign
Time	575	2	1.09	3,030	8	0.99

Total interest-bearing deposits	1,093,337	10,287	3.73	933,532	7,577	3.22

Borrowings
Securities sold under agreements to repurchase - customers	68,396	701	4.07	89,672	974	4.31
Securities sold under agreements to repurchase - dealers	—	—	—	81,701	1,114	5.41
Federal funds purchased	6,006	71	4.66	22,568	305	5.29
Commercial paper	28,397	368	5.14	50,076	610	4.84
Short-term borrowings - FHLB	4,185	53	5.03	52,953	726	5.43
Short-term borrowings - other	1,553	21	5.10	395	5	5.35
Long-term borrowings - FHLB	10,000	118	4.70	25,543	297	4.65
Long-term borrowings - sub debt	25,774	523	8.37	25,774	523	8.38

Total borrowings	144,311	1,855	5.14	348,682	4,554	5.20

Interest-bearing liabilities allocated to discontinued operations	—	—	—	(99,377)	(856)	3.74

TOTAL INTEREST-BEARING LIABILITIES	1,237,648	12,142	3.90%	1,182,837	11,275	3.76%

Noninterest-bearing deposits	455,093			424,834
Other liabilities	91,267			96,085
Liabilities-discontinued operations	129			99,784

Total liabilities	1,784,137			1,803,540
Shareholders’ equity	118,427			145,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,902,564			$1,948,800

Net interest income/spread		19,218	3.41%		18,648	3.48%

Net yield on interest-earning assets (margin)			4.41%			4.49%

Less: Tax equivalent adjustment		117			155

Net interest income		$19,101			$18,493

[1]
The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
26

STERLING BANCORP AND SUBSIDIARIES Average Balance Sheets [1] Nine Months Ended September 30, (Unaudited) (dollars in thousands)

	2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,732	$91	4.46%	$2,390	$73	4.09%
Securities available for sale	138,994	5,080	4.87	151,265	5,231	4.61
Securities held to maturity	410,729	14,299	4.64	486,263	16,526	4.53
Securities tax-exempt [2]	20,150	951	6.31	28,721	1,400	6.52

Total investment securities	569,873	20,330	4.76	666,249	23,157	4.63
Federal funds sold	30,861	1,230	5.26	2,454	88	4.71
Loans, net of unearned discounts [3]	1,097,307	68,996	8.83	1,018,876	63,569	8.84

TOTAL INTEREST-EARNING ASSETS	1,700,773	90,647	7.34%	1,689,969	86,887	7.10%

Cash and due from banks	67,770			60,594
Allowance for loan losses	(16,445)			(16,589)
Goodwill	22,879			22,671
Other assets	90,950			90,320

Total assets-continuing operations	1,865,927			1,846,965
Assets-discontinued operations	1,211			112,521

TOTAL ASSETS	$1,867,138			$1,959,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$20,244	78	0.51%	$23,956	76	0.42%
NOW	236,569	4,489	2.54	189,741	2,522	1.78
Money market	237,154	5,401	3.05	216,014	3,264	2.02
Time	559,224	19,582	4.68	507,732	14,323	3.77
Foreign
Time	574	5	1.09	3,027	23	1.03

Total interest-bearing deposits	1,053,765	29,555	3.75	940,470	20,208	2.87

Borrowings
Securities sold under agreements to repurchase - customers	79,747	2,581	4.33	83,760	2,436	3.89
Securities sold under agreements to repurchase - dealers	—	—	—	91,634	3,442	5.02
Federal funds purchased	2,922	107	4.84	18,291	691	4.98
Commercial paper	28,070	1,073	5.11	47,225	1,553	4.40
Short-term borrowings - FHLB	1,410	53	5.03	40,264	1,561	5.18
Short-term borrowings - other	1,213	48	5.24	628	23	4.92
Long-term borrowings - FHLB	13,846	479	4.61	38,938	1,344	4.60
Long-term borrowings - sub debt	25,774	1,570	8.38	25,774	1,570	8.38

Total borrowings	152,982	5,911	5.19	346,514	12,620	4.87

Interest-bearing liabilities allocated to discontinued operations	—	—	—	(101,790)	(2,508)	3.36

TOTAL INTEREST-BEARING LIABILITIES	1,206,747	35,466	3.93%	1,185,194	30,320	3.42%

Noninterest-bearing deposits	444,828			436,006
Other liabilities	89,694			91,147
Liabilities-discontinued operations	238			102,284

Total liabilities	1,741,507			1,814,631
Shareholders' equity	125,631			144,855

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,867,138			$1,959,486

Net interest income/spread		55,181	3.41%		56,567	3.68%

Net yield on interest-earning assets (margin)			4.44%			4.60%

Less: Tax equivalent adjustment		372			550

Net interest income		$54,809			$56,017

[1]
The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
27

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited) (in thousands)

	Increase/(Decrease) Three Months Ended September 30, 2007 to September 30, 2006

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$1	$—	$1

Securities available for sale	177	95	272
Securities held to maturity	(729)	229	(500)
Securities tax-exempt	(87)	(11)	(98)

Total investment securities	(639)	313	(326)

Federal funds sold	214	—	214

Loans, net of unearned discounts [3]	2,128	(580)	1,548

TOTAL INTEREST INCOME	$1,704	$(267)	$1,437

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(4)	$5	$1
NOW	180	242	422
Money market	599	400	999
Time	591	703	1,294
Foreign
Time	(7)	1	(6)

Total interest-bearing deposits	1,359	1,351	2,710

Borrowings
Securities sold under agreements to repurchase - customers	(221)	(52)	(273)
Securities sold under agreements to repurchase - dealers	(1,114)	—	(1,114)
Federal funds purchased	(201)	(33)	(234)
Commercial paper	(278)	36	(242)
Short-term borrowings - FHLB	(623)	(50)	(673)
Short-term borrowings - other	16	—	16
Long-term borrowings - FHLB	(182)	3	(179)
Long-term borrowings - sub debt	—	—	—

Total borrowings	(2,603)	(96)	(2,699)

Less: interest-bearing liabilities allocated to discontinued operations	856	—	856

TOTAL INTEREST EXPENSE	$(388)	$1,255	$867

NET INTEREST INCOME	$2,092	$(1,522)	$570

[1]	This table is presented on a tax-equivalent basis.

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
28

STERLING BANCORP AND SUBSIDIARIES Rate/Volume Analysis [1] (Unaudited)

(in thousands)

	Increase/(Decrease) Nine Months Ended September 30, 2007 to September 30, 2006

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$11	$7	$18

Securities available for sale	(436)	285	(151)
Securities held to maturity	(2,618)	391	(2,227)
Securities tax-exempt	(406)	(43)	(449)

Total investment securities	(3,460)	633	(2,827)

Federal funds sold	1,131	11	1,142

Loans, net of unearned discounts [3]	5,498	(71)	5,427

TOTAL INTEREST INCOME	$3,180	$580	$3,760

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(13)	$15	$2
NOW	720	1,247	1,967
Money market	344	1,793	2,137
Time	1,556	3,703	5,259
Foreign
Time	(19)	1	(18)

Total interest-bearing deposits	2,588	6,759	9,347

Borrowings
Securities sold under agreements to repurchase - customers	(121)	266	145
Securities sold under agreements to repurchase - dealers	(3,442)	—	(3,442)
Federal funds purchased	(565)	(19)	(584)
Commercial paper	(702)	222	(480)
Short-term borrowings - FHLB	(1,464)	(44)	(1,508)
Short-term borrowings - other	23	2	25
Long-term borrowings - FHLB	(868)	3	(865)
Long-term borrowings - sub debt	—	—	—

Total borrowings	(7,139)	430	(6,709)

Less: interest-bearing liabilities allocated to discontinued operations	2,508	—	2,508

TOTAL INTEREST EXPENSE	$(2,043)	$7,189	$5,146

NET INTEREST INCOME	$5,223	$(6,609)	$(1,386)

[1]	This table is presented on a tax-equivalent basis.

[2]
Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.
29

STERLING BANCORP AND SUBSIDIARIES Regulatory Capital and Ratios

Ratios and Minimums (dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of September 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
The Company	$148,228	10.77%	$110,147	8.00%	$137,684	10.00%
The bank	143,013	10.37	110,283	8.00	137,853	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	132,973	9.66	55,074	4.00	82,610	6.00
The bank	127,758	9.27	55,141	4.00	82,712	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	132,973	7.07	75,187	4.00	93,983	5.00
The bank	127,758	6.81	75,091	4.00	93,864	5.00

As of December 31, 2006

Total Capital (to Risk Weighted Assets):
The Company	$162,232	12.74%	$102,299	8.00%	$127,874	10.00%
The bank	138,651	11.00	101,288	8.00	126,610	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	146,244	11.49	51,150	4.00	76,725	6.00
The bank	122,819	9.75	50,644	4.00	75,966	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	146,244	7.82	75,131	4.00	93,913	5.00
The bank	122,819	6.60	74,788	4.00	93,485	5.00
30

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2007, presented on page 36, indicates that net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of September 30, 2007, the Company was a party to one interest rate floor agreement with a notional amount of $25,000,000 and a maturity of September 14, 2008. The interest rate floor contract requires the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instrument to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. This financial instrument is being used as part of the Company’s interest rate risk management and not for trading purposes. At September 30, 2007, the counterparty has an investment grade credit rating from the major rating agencies. Each counterparty is specifically approved for applicable credit exposure.

The interest rate floor contract requires the Company to pay a fee for the right to receive a fixed interest payment. The Company paid an up-front premium of $80,000. At September 30, 2007, there were no amounts receivable under this contract.

The interest rate floor agreement was not designated as a hedge for accounting purposes and therefore changes in the fair values of the instrument are required to be recognized as current income or expense in the Company’s consolidated financial statements. At September 30, 2007 and 2006, the fair value of the interest rate floor was $5,924 and $6,091, respectively. For the three months ended September 30, 2007 and 2006, $5,759 and $4,158, respectively, were credited to interest income from loans. For the nine months ended September 30, 2007 and 2006, $3,258 was credited to interest income from loans, and $15,217 was charged against interest income from loans, respectively.

The Company utilizes income simulation models to complement its traditional gap analysis. While the Asset/Liability Committee routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company’s net interest income volatility or sensitivity to interest rate changes utilizing statistical techniques that allow the Company to consider various factors that impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposits growth/retention and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company’s adjustable rate assets whose yields are based on external indices and generally change in concert with market interest rates.

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 2007, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.9% ($3.4 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 2.9% ($2.6 million) decline from an unchanged rate environment.

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

At September 30, 2007, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $28.6 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $37.0 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2007:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$35,774	$—	$—	$10,000	$25,774

Operating Leases	23,157	4,158	6,896	4,364	7,739

Total Contractual Cash Obligations	$58,931	$4,158	$6,896	$14,364	$33,513

(1) Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2007:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$8,628	$8,628	$—	$—	$—
Commercial Loans	53,012	36,760	16,089	163	—

Total Loans	61,640	45,388	16,089	163	—
Standby Letters of Credit	35,560	32,593	2,967	—	—
Other Commercial Commitments	14,668	14,383	—	—	285

Total Commercial Commitments	$111,868	$92,364	$19,056	$163	$285

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

The contents of our web site are not incorporated by reference into this quarterly report on Form 10-Q.

STERLING BANCORP AND SUBSIDIARIES Interest Rate Sensitivity

To mitigate the vulnerability of earnings to changes in interest rates, the Company manages the repricing characteristics of assets and liabilities in an attempt to control net interest rate sensitivity. Management attempts to confine significant rate sensitivity gaps predominantly to repricing intervals of a year or less so that adjustments can be made quickly. Assets and liabilities with predetermined repricing dates are classified based on the earliest repricing period. Amounts are presented in thousands. Based on the interest rate sensitivity analysis shown below, the Company's net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates. Amouunts are presented in thousands.

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$3,014	$—	$—	$—	$—	$3,014
Investment securities	20,871	9,945	89,806	483,744	4,562	608,928
Commercial and industrial loans	349,255	45,630	123,014	19,480	(21)	537,358
Equipment lease financing	1,307	9,162	256,556	11,618	(36,815)	241,828
Factored receivables	113,733	—	—	—	(472)	113,261
Real estate-residential mortgage	44,193	9,211	76,022	21,145	—	150,571
Real estate-commercial mortgage	35,677	5,037	43,938	12,923	—	97,575
Real estate-construction loans	—	—	33,522	—	—	33,522
Installment-individuals	9,979	—	—	—	—	9,979
Loans to depository institutions	27,000	—	—	—	—	27,000
Noninterest-earning assets & allowance for loan losses	—	—	—	—	157,703	157,703

Total Assets	605,029	78,985	622,858	548,910	124,957	1,980,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	19,150	—	—	19,150
NOW [1]	—	—	233,616	—	—	233,616
Money market [1]	233,839	—	55,861	—	—	289,700
Time - domestic	252,756	230,378	50,437	30	—	533,601
- foreign	180	395	—	—	—	575
Securities sold under agreement to repurchase - customer	50,064	12,500	—	—	—	62,564
Federal funds purchased	44,200	—	—	—	—	44,200
Commercial paper	28,571	—	—	—	—	28,571
Short-term borrowings - FHLB	25,000	—	—	—	—	25,000
Short-term borrowings - other	303	—	—	—	—	303
Long-term borrowings - FHLB	—	—	10,000	—	—	10,000
Long-term borrowings - subordinated debentures	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	707,685	707,685

Total Liabilities and Shareholders ’ Equity	634,913	243,273	369,064	25,804	707,685	1,980,739

Net Interest Rate Sensitivity Gap	$(29,884)	$(164,288)	$253,794	$523,106	$(582,728)	$—

Cumulative Gap September 30, 2007	$(29,884)	$(194,172)	$59,622	$582,728	$—	$—

Cumulative Gap September 30, 2006	$110,912	$23,548	$122,975	$626,343	$—	$—

Cumulative Gap December 31, 2006	$130,609	$(31,621)	$170,278	$684,751	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time.

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase. The latest increase was announced on August 16, 2007, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares.

The following table discloses the Company’s repurchase of the Company’s common shares during the third quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2007	—	$—	—	285,763

August 1-31, 2007	214,800	14.46	214,800	870,963

September 1-30, 2007	—	—	—	870,963

Total	214,800		214,800

All shares were repurchased through the Company’s share repurchase program.
38

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

STERLING BANCORP

(Registrant)

Date:	November 9, 2007	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date:	November 9, 2007	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President
and Chief Financial Officer
40

STERLING BANCORP AND SUBSIDIARIES EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page No.

11	Statement re: Computation of Per Share Earnings.	42

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	43

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	44

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	45

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	46
41