Form 10-K
period 2007-12-31
STERLING BANCORP
filed 2008-03-14
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007	Commission File No. 1-5273-1

STERLING BANCORP (Exact name of Registrant as specified in its charter)

New York	13-2565216
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

(212) 757-3300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, $1 par value per share,
and attached Preferred Stock Purchase Rights	New York Stock Exchange
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
Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

On June 30, 2007, the aggregate market value of the common equity held by non-affiliates of the Registrant was $261,866,176.

The Registrant has one class of common stock, of which 17,960,620 shares were outstanding at March
5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Sterling Bancorp’s definitive 2008 Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors on pages 10-15 and the section captioned “FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS” on page 20 and other cautionary statements set forth elsewhere in this report.

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

The parent company owns, directly or indirectly, all of the outstanding shares of Sterling National Bank (the “bank”), its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation and Sterling Real Estate Abstract Holding Company, Inc. (the “finance subsidiaries”) and Sterling Bancorp Trust I (the “trust”). Sterling National Mortgage Company, Inc. (“SNMC”), Sterling Factors Corporation (“Factors”), Sterling Trade Services, Inc. (“Trade Services”), Sterling Resource Funding Corp. (“Resource Funding”) and Sterling Real Estate Holding Company, Inc. are wholly-owned subsidiaries of the bank. Trade Services owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong. Sterling Real Estate Abstract Holding Company, Inc. owns 51% of the outstanding common shares of SBC Abstract Company, LLC.

In September 2006, the business conducted by Sterling Financial Services Company, Inc. (“Sterling Financial”) was sold (see Note 2 beginning on page 51). The results of operations of Sterling Financial have been reported as a discontinued operation and all prior period amounts have been restated as appropriate.

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

BUSINESS OPERATIONS

The Bank

Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains twelve offices in New York: nine offices in New York City (six branches and an international banking facility in Manhattan and three branches in Queens); two branches in Nassau County, one in Great Neck and another in Woodbury, New York; and one branch in Yonkers, New York. The executive office is located at 650 Fifth Avenue, New York, New York.

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

For the year ended December 31, 2007, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 64.4% and investment securities represented 34.1% of the bank’s average earning assets in 2007.

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

As of December 31, 2007, the outstanding loan balance (net of unearned discounts) for commercial and industrial lending and factored receivables was $632.6 million, representing approximately 52.2% of the bank’s total loan portfolio.

There are no industry concentrations in the commercial and industrial loan portfolio that exceed 10% of gross loans. Approximately 72% of the bank’s loans are to borrowers located in the New York metropolitan area. The bank has no foreign loans.

Equipment Leasing. The bank offers equipment leasing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances small and medium-sized equipment leases with an average term of 24 to 30 months. At December 31, 2007, the outstanding loan balance (net of unearned discounts) for equipment leases was $249.7 million, and equipment leases comprised approximately 20.6% of the bank’s total loan portfolio.

Residential and Commercial Mortgages. The bank’s real estate loan portfolio consists of real estate loans on one-to-four family residential properties and commercial properties. The residential mortgage banking and brokerage business is conducted through offices located principally in New York and North Carolina. Residential mortgage loans—focused on conforming credit, government insured FHA and other high quality loan products—are originated primarily in the New York metropolitan area, Virginia and other mid-Atlantic states, almost all of these for resale. Commercial real estate financing is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos. At December 31, 2007, the outstanding loan balance for real estate mortgage loans was $252.3 million, representing approximately 20.8% of the bank’s total loans outstanding.

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

The composition of total revenues (interest income and non-interest income) of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,	2007	2006	2005

Interest and fees on loans	59%	58%	51%
Interest and dividends on investment securities	18	20	23
Other	23	22	26

	100%	100%	100%

At December 31, 2007, the bank and its subsidiaries had 586 full-time equivalent employees, consisting of 207 officers and 379 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

COMPETITION

There is intense competition in all areas in which the Company conducts its business. As a result of the deregulation of the financial services industry under the Gramm-Leach-Bliley Act of 1999, the Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, services, availability of products, and geographic location.

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

Sterling Bancorp is a bank holding company and a financial holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Federal Reserve Board. Sterling Bancorp is also under the jurisdiction of the Securities and Exchange Commission and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Sterling Bancorp is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “STL” and is subject to the rules of the NYSE for listed companies.

As a national bank, the bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Insured banks, including the bank, are subject to extensive regulation of many aspects of their business. These regulations relate to, among other things: (a) the nature and amount of loans that may be made by the bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; (e) reserve requirements; and (f) dealings with officers, directors and affiliates.

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

Financial Holding Company Regulation

The Gramm-Leach-Bliley Act:

•

allows bank holding companies, the depository institution subsidiaries of which meet management, capital and the Community Reinvestment Act (the “CRA”) standards, to engage in a substantially broader range of non-banking financial activities than was previously permissible, including (a) insurance underwriting and agency, (b) making merchant banking investments in commercial companies, (c) securities underwriting, dealing and market making, and (d) sponsoring mutual funds and investment companies;

•	allows insurers and other financial services companies to acquire banks; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository subsidiaries must be and remain “well capitalized” and “well managed” and have received at least a satisfactory CRA rating, and (2) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.”

Requirements and standards to remain “well capitalized” are discussed below. To maintain financial holding company status, the bank must have at least a “satisfactory” rating under the CRA. Under the CRA, during examinations of the bank, the OCC is required to assess the bank’s record of meeting the credit needs of the communities serviced by the bank, including low- and moderate-income communities. Banks are given one of four ratings under the CRA: “outstanding,” “satisfactory,” “needs to improve” or “substantial non-compliance.” The bank received a rating of “outstanding” on the most recent exam completed by the OCC.

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

Generally, financial holding companies must continue to meet all the requirements for financial holding company status in order to maintain the ability to undertake new activities or acquisitions that are financial in nature and the ability to continue those activities that are not generally permissible for bank holding companies. If the parent company ceases to so qualify, it would be required to obtain the prior approval of the Federal Reserve Board to engage in non-banking activities or to acquire more than 5% of the voting stock of any company that is engaged in non-banking activities. With certain exceptions, the Federal Reserve Board can only provide prior approval to applications involving activities that it had previously determined, by regulation or order, are so closely related to banking as to be properly incident thereto. Such activities are more limited than the range of activities that are deemed “financial in nature.”

Payment of Dividends and Transactions with Affiliates

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company’s cash requirements throughout its history.

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and without adversely affecting its “well capitalized” status, as of December 31, 2007, the bank could pay dividends of approximately $20 million to the parent company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than that indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2007, the Company and the bank were “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies that apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit-risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advances or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or “core banks”—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance-sheet foreign exposures of $10 billion or more. The final rule will be effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. This new proposal, which is intended to be finalized before the core banks may start their first transition period year under BIS II, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “BIS I-A” approach).

The Company is not required to comply with BIS II. The Company has not made a determination as to whether it will elect to apply the BIS II requirements when they become effective.

Support of the Bank

The Federal Reserve Board has stated that a bank holding company should serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times by the Federal Reserve Board even though not expressly required by regulation and even though the parent company may not be in a financial position to provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits to certain other indebtedness of such subsidiary banks. The BHCA provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, under the National Bank Act, if the capital stock of the bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the parent company. If the assessment is not paid within three months, the OCC could order a sale of the capital stock of the bank held by the parent company to make good the deficiency.

FDIC Insurance

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings.

The three capital categories are “well capitalized,” “adequately capitalized,” and “undercapitalized.” These three categories are substantially the same as the prompt corrective action categories previously described, with the “undercapitalized” category including institutions that are “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” for prompt corrective action purposes.

The bank was not required to pay any deposit insurance premium in 2007 as the entire premium assessed was offset by the assessment credit described below. Under the final regulations, assessment rates for 2008 will range from 5 to 7 basis points per $100 of deposits for banks in Risk Category I, to 43 basis points for banks assigned to Risk Category IV. However, under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank received a onetime assessment credit that can be applied against future premiums through 2010, subject to certain limitations. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. As of December 31, 2007, approximately $110,000 of the credit remained available to offset deposit insurance assessments through the second quarter of 2008.

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate for the first quarter of 2008 is 1.14 cents per $100 of deposits. The bank’s assessment credit is not available to offset FICO assessments.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

Liability of Commonly Controlled Institutions

The FDIA provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred, or reasonably expected to be incurred, in connection with the default of a commonly controlled FDIC-insured depository institution or in connection with any assistance provided by the FDIC to a commonly controlled institution “in danger of default” (as defined in the FDIA).

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

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the business of the Company.

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

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I. Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The information appears on pages 31 and 32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

II. Investment Portfolio

A summary of the Company’s investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears on page 25 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 5 beginning on page 53 of the Company’s consolidated financial statements.

III. Loan Portfolio

A table setting forth the composition of the Company’s loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears on page 26 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A table setting forth the maturities and sensitivity to changes in interest rates of the Company’s commercial and industrial loans at December 31, 2007 appears on page 26 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2007. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recorded in 2007.

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

V. Deposits

Average deposits and average rates paid for each of the three most recent years are presented on page 31 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in Note 9 of the Company’s consolidated financial statements.

The table providing selected information with respect to the Company’s deposits for each of the three most recent fiscal years appears on page 30 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest expense for the three most recent fiscal years is presented in Note 9 of the Company’s consolidated financial statements.

VI. Return on Assets and Equity

The Company’s returns on average total assets and average shareholders’ equity, dividend payout ratio and average shareholders’ equity to average total assets for each of the five most recent years is presented in “Selected Financial Data” on page 19.

VII. Short-Term Borrowings

Balance and rate data for significant categories of the Company’s Short-Term Borrowings for each of the three most recent years is presented in Note 10 of the Company’s consolidated financial statements.

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

If any of the following risks adversely affect the Company’s business, financial condition or results of operations, the value of the Company’s common stock could decline significantly and you could lose all or part of your investment.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s management of interest rate risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 33 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2007, approximately 63.5% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to commercial and industrial, construction and commercial real estate loans, see “Loan Portfolio” on page 26 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see “Liquidity Risk” beginning on page 34 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sterling Bancorp Relies on Dividends from Its Subsidiaries

Sterling Bancorp is a separate and distinct legal entity from its subsidiaries. It receives dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the parent company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Sterling National Bank and certain non-bank subsidiaries may pay to the parent company. Also, Sterling Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Sterling National Bank is unable to pay dividends to Sterling Bancorp, Sterling Bancorp may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from Sterling National Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation” on pages 3–9 and Note 15 of the Company’s consolidated financial statements.

The Company Is Subject to Environmental Liability Risk Associated with Lending Activities

A portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expense and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. Future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

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

For an entity to qualify as a REIT, it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2007, SREHC met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2007, SREHC had met the two annual income tests and the distribution test.

If SREHC fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, the Company’s effective tax rate would increase.

The Current New York State Executive Budget Proposals Would, If Enacted, Increase New York State Tax on the Company’s REIT

Provisions in the 2008-09 New York State Executive Budget Proposal would, if enacted, increase the taxes imposed by New York State on the Company’s REIT. The Company cannot predict whether or in what form any such proposal would be enacted.

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

The Trading Volume in the Company’s Common Stock Is Less Than That of Other Larger Financial Services Companies

Although the Company’s common stock is listed for trading on the New York Stock Exchange, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

An Investment in the Company’s Common Stock Is Not an Insured Deposit

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal offices of the Company occupy one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for these premises expires April 30, 2016. Rental commitments to the expiration date approximate $7,379,000.

The bank also maintains operating leases for nine branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau, Suffolk and Westchester counties (New York) and in Charlotte (North Carolina) with an aggregate of approximately 143,000 square feet. The aggregate office rental commitments for these premises approximates $14,590,000. The leases have expiration dates ranging from 2008 through 2018 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included pursuant to Instruction 3 to Item 401(b) of SEC Regulation S-K:

Name of Executive	Title	Age	Held Executive Office Since

Louis J. Cappelli	Chairman of the Board and Chief Executive Officer, Director	77	1967
John C. Millman	President, Director	65	1986
John W. Tietjen	Executive Vice President and Chief Financial Officer	63	1989
Howard M. Applebaum	Senior Vice President	49	2002
Eliot S. Robinson	Executive Vice President of Sterling National Bank	65	1998

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

On March 10, 2008, the Compensation Committee of the Board of Directors extended the terms of the Company’s Employment Agreements with Mr. Cappelli and Mr. Millman to December 31, 2012 and December 31, 2010, respectively.

The Company’s 2007 Domestic Company Section 303A Annual CEO Certification was filed (without qualifications) with the New York Stock Exchange. The certifications under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this annual report of Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The parent company’s common stock is traded on the New York Stock Exchange under the symbol STL. Information regarding the quarterly prices of the common stock is presented in Note 25 on page 80. Information regarding the average common shares outstanding and dividends per common share is presented in the Consolidated Statements of Income on page 40. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 15 on page 64. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 21 beginning on page 74. As of March 5, 2008, there were 1,466 shareholders of record of our common shares.

During the fiscal years ended December 31, 2006 and 2007, the following dividends were declared on our common shares on the dates indicated: February 23, 2006: $.19; May 2, 2006: $.19; August 17, 2006: $.19; November 16, 2006: $.19; February 15, 2007: $.19; May 3, 2007: $.19; August 16, 2007: $.19; and November 15, 2007: $.19.

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

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the fourth quarter of 2007. At December 31, 2007, the maximum number of shares that may yet be repurchased under the share repurchase program was 870,963.

For information regarding securities authorized for issuance under the Company’s equity compensation plan, see Item 12 on page 87.

The following performance graph compares for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Sterling’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the KBW 50 Index (a market-capitalization weighted bank-stock index):

CUMULATIVE TOTAL RETURNS
of $100 investment made on December 31, 2002

	12/02	12/03	12/04	12/05	12/06	12/07

Sterling Bancorp	100.00	139.27	170.29	129.33	134.34	97.81
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
KBW 50	100.00	134.03	147.50	149.23	178.18	137.16

ITEM 6. SELECTED FINANCIAL DATA

The information appears on page 19. All such information should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 20–37 and supplementary quarterly data appears in Note 25 of the Company’s consolidated financial statements. All such information should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 33–35 under the caption “ASSET/LIABILITY MANAGEMENT.” All such information should be read in conjunction with the consolidated financial statements and notes thereto.

Sterling Bancorp
SELECTED FINANCIAL DATA [1]

(dollars in thousands except per share data)	2007	2006	2005	2004	2003

SUMMARY OF OPERATIONS
Total interest income	$121,452	$116,586	$101,888	$86,228	$80,251
Total interest expense	47,560	42,021	26,463	18,351	16,115
Net interest income	73,892	74,565	75,425	67,877	64,136
Provision for loan losses	5,853	4,503	5,214	6,139	5,412
Net securities gains/(losses)	188	(443)	337	1,256	551
Noninterest income, excluding net securities gains/(losses)	35,536	34,101	33,679	32,683	30,946
Noninterest expenses	79,809	77,355	67,654	61,929	56,182
Income before taxes	23,954	26,365	36,573	33,748	34,039
Provision for income taxes	8,560	5,367	13,110	11,074	12,605
Income from continuing operations	15,394	20,998	23,463	22,674	21,434
(Loss)/income from discontinued operations, net of tax	(795)	(603)	564	1,930	2,469
Loss on sale of discontinued operations, net of tax	—	(9,635)	—	—	—
Net income	14,599	10,760	24,027	24,604	23,903
Income from continuing operations
Per average common share—basic	0.85	1.12	1.22	1.19	1.13
—diluted	0.83	1.09	1.19	1.13	1.08
Net income
Per average common share—basic	0.80	0.57	1.25	1.29	1.26
—diluted	0.79	0.56	1.22	1.23	1.20
Dividends per common share	0.76	0.76	0.73	0.63	0.54

YEAR END BALANCE SHEETS
Investment securities	625,241	569,324	715,299	680,220	683,118
Loans held for sale	23,756	33,320	40,977	37,059	40,556
Loans held in portfolio, net of unearned discounts	1,187,124	1,112,602	1,012,057	906,762	772,919
Other assets—discontinued operations	—	1,663	116,250	114,596	127,053
Total assets, including discontinued operations	2,012,649	1,885,957	2,056,042	1,871,112	1,759,824
Noninterest-bearing deposits	535,351	546,443	510,884	511,307	474,092
Interest-bearing deposits	991,635	975,587	937,442	832,544	737,649
Short-term borrowings	205,418	83,776	281,838	150,825	189,489
Long-term debt	65,774	45,774	85,774	135,774	135,774
Shareholders’ equity	121,070	132,263	147,587	148,704	143,262

AVERAGE BALANCE SHEETS
Investment securities	586,463	647,602	713,629	689,569	593,005
Loans held for sale	43,919	40,992	53,948	46,395	71,779
Loans held in portfolio, net of unearned discounts	1,069,453	1,002,688	890,085	778,272	673,412
Total assets, including discontinued operations	1,892,751	1,944,776	1,931,101	1,777,720	1,587,623
Noninterest-bearing deposits	444,672	439,064	452,632	415,664	370,554
Interest-bearing deposits	1,055,696	951,333	936,665	830,950	683,748
Short-term borrowings	131,573	255,204	198,879	166,804	179,002
Long-term debt	44,130	59,938	106,514	135,774	139,870
Shareholders’ equity	124,140	143,178	149,836	142,536	134,150

RATIOS
Return on average total assets	0.81%	1.13%	1.29%	1.36%	1.45%
Return on average tangible shareholders’ equity[2]	15.20	17.43	18.23	18.68	18.97
Return on average shareholders’ equity	12.40	14.67	15.66	15.91	15.98
Dividend payout ratio	89.35	67.70	59.82	53.39	47.17
Average shareholders’ equity to average total assets	6.56	7.70	8.23	8.56	9.09
Net interest margin (tax-equivalent basis)	4.49	4.64	4.76	4.63	4.83
Loans/assets, year end[3]	60.16	60.81	54.29	53.73	49.82
Net charge-offs/loans, year end[4]	0.49	0.43	0.41	0.43	0.41
Nonperforming loans/loans, year end[3]	0.53	0.51	0.37	0.23	0.37
Allowance/loans, year end[4]	1.27	1.46	1.52	1.59	1.65

[1]	All data presented is from continuing operations unless indicated otherwise.

[2]	Average tangible shareholders’ equity is average shareholders’ equity less average goodwill.

[3]	In this calculation, the term “loans” means loans held for sale and loans held in portfolio.

[4]	In this calculation, the term “loans” means loans held in portfolio.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in Item 1A. Risk Factors on pages 10–16; other risks and uncertainties described from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Company conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, assumptions and judgments based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgments. Certain policies inherently have greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available. Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note 1 beginning on page 45. The accounting for factoring transactions also is discussed under “Business Operations—The Bank—Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management” on pages 1 and 2.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. In connection with determining its income tax provision under statement of Financial Accounting Standard No. 109 and Financial Accounting Standards Board Interpretation No. 48, the Company maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. The Company evaluates each of its tax positions and strategies periodically to determine whether the reserve continues to be appropriate. Additional discussion on the accounting for income taxes is presented in Notes 1 and 18 of the Company’s consolidated financial statements.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, deposit services, trust and estate administration, and investment management services. The Company has operations in the metropolitan New York area, New Jersey and North Carolina, and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the metropolitan New York area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

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

The interest expense allocated to discontinued operations was based on the actual average balances, interest expenses and average rate on each category of interest-bearing liabilities, with the average rate applied to the aggregate average loan balances to determine the funding cost. Interest expense allocated to the funding supporting the Sterling Financial net loans for these periods was assigned based on the average net loan balances proportionately funded by all interest-bearing liabilities at an average rate equal to the cost of each applied to its average balance for the period. The “Rate/Volume Analysis” was prepared on the same basis, as was the “Average Balance Sheets.”

In 2007, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 64.4% and investment securities represented 34.1% of the bank’s average earning assets in 2007.

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

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

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, services, availability of products and geographic location.

The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions, and in some cases negotiations, regularly take place and future acquisitions could occur.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on page 32. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 31.

COMPARISON OF THE YEARS 2007 AND 2006

The Company reported income from continuing operations, after income taxes, for the year ended December 31, 2007 of $15.4 million, representing $0.83 per share, calculated on a diluted basis, compared to $ 21.0 million, or $1.09 per share, calculated on a diluted basis, for the year 2006. This decrease reflected higher interest and noninterest expenses, a higher provision for loan losses and a higher provision for income taxes, which were partially offset by increases in interest and noninterest income.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $74.4 million for 2007 compared to $75.3 million for 2006. Net interest income was positively impacted by higher average loan and federal funds sold balances, a higher yield on investment securities and lower balances for borrowed funds and negatively impacted by lower average investment securities outstandings, lower yield on loans and higher average balances coupled with higher rates paid for interest-bearing deposits. The net interest margin, on a tax-equivalent basis, was 4.49% for 2007 compared to 4.64% for 2006. The net interest margin was impacted by the higher interest rate environment during most of 2007 and by the earning asset and the funding mix. Additionally, the more competitive pricing practices in the Company’s markets caused the cost of interest-bearing deposits to increase more rapidly than the yield on interest-earning assets.

Total interest income, on a tax-equivalent basis, aggregated $121.9 million for 2007, up from $117.3 million for 2006. The tax equivalent yield on interest-earning assets was 7.36% for 2007 compared to 7.23% for 2006.

Interest earned on the loan portfolio amounted to $92.3 million for 2007, up $5.4 million from the year ago period. Average loan balances amounted to $1,113.4 million, an increase of $69.7 million from an average of $1,043.7 million in the prior year. The increase in average loans (across many segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. coupled with the Company’s other business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for a $6.7 million increase in interest earned on loans. The decrease in the yield on the loan portfolio to 8.83% for 2007 from 8.97% for 2006 was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio partially offset by the higher interest rate environment during most of 2007 and the competitive pricing practice in the Company’s markets.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $28.3 million for 2007 from $30.1 million in the prior year. Average outstandings decreased to $586.5 million (34.0% of average earning assets) for 2007 from $647.6 million (38.1% of average earning assets) in the prior year. The average yield increased to 4.83% for 2007 compared to 4.65% for 2006. The average life of the securities portfolio was approximately 6.2 years at December 31, 2007 compared to 4.7 years at December 31, 2006.

Total interest expense increased to $47.6 million for 2007 from $42.0 million for 2006, primarily due to higher rates paid and higher average balances for interest-bearing deposits. Partially offsetting those increases was the impact of lower borrowed funds balances.

Interest expense on deposits increased to $38.8 million for 2007 from $29.0 million for 2006 due to an increase in the cost of those funds coupled with higher average balances. The average rate paid on interest-bearing deposits was 3.67% in 2007 which was 62 basis points higher than the prior year. The increase in average costs of deposits reflects the higher interest rate environment during most of 2007 coupled with the more competitive pricing practices in the Company’s market. Average interest-bearing deposit balances increased to $1,055.7 million for 2007 from $951.3 million for 2006 reflecting the benefit derived from the Company’s business development activities.

Interest expense on borrowings decreased to $8.8 million for 2007 from $15.5 million for 2006 primarily due to the lower average balances for borrowed funds. Average borrowed funds balances decreased to $175.7 million for 2007 from $315.1 million in 2006 reflecting less reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” below), the provision for loan losses for 2007 increased to $5.9 million from $4.5 million for the prior year. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions, levels of charge-offs and the amount of nonaccrual loans.

Noninterest Income

Noninterest income increased to $35.7 million for 2007 from $33.7 million in 2006, primarily due to higher accounts receivable management/factoring commissions and other fees principally due to revenues attributable to the acquisition of Sterling Resource Funding Corp. Also contributing to the increase were net gains on securities sales/calls in 2007 compared with net losses for 2006. Partially offsetting these increases was a decrease in mortgage banking income primarily due to revaluation charges which reduced the carrying values of residential mortgage loans held for sale to the lower of cost or market and a charge for settlement of potential repurchase obligations as part of our loss mitigation efforts.

Noninterest Expenses

Noninterest expenses increased to $79.8 million for 2007 from $77.4 million in 2006. The increase was primarily due to higher salaries, employee benefits, equipment and occupancy costs related to investments in the Sterling franchise, including the new branches and the acquisition of Sterling Resource Funding Corp. Also contributing to higher employee benefits expense were increases in pension costs.

Provision for Income Taxes

The provision for income taxes for 2007 increased by $3.2 million from 2006. The provision for 2006 was reduced as the result of reversals aggregating $4.4 million (during the first and third quarters of 2006) of reserves for state and local taxes, net of federal tax effect, as a result of the resolution of certain state and local tax issues and the closure of certain tax years for local tax purposes. The year-over-year change in the provision was also impacted by the lower level of pre-tax income in 2007.

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

The loss from discontinued operations was $0.8 million for 2007, representing $0.04 per share, compared to a loss of $0.6 million, or $.03 per share, for 2006.

Income taxes were calculated using a “with and without” methodology that resulted in an overall tax rate of 39.16% in 2007 and 38.54% in 2006.

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

Net Interest Income

Net interest income, on a tax-equivalent basis, was $75.3 million for 2006 compared to $76.1 million for 2005. Net interest income was positively impacted by higher average loan balances at higher average yields and negatively impacted by lower average investment securities outstandings and higher rates paid on interest-bearing deposits and borrowed funds coupled with higher balances for interest-bearing deposits and borrowed funds. The net interest margin, on a tax-equivalent basis, was 4.64% for 2006 compared to 4.76% for 2005. The net interest margin was impacted by the flattening of the yield curve, the higher interest rate environment in 2006, the lower level of noninterest-bearing demand deposits and the effect of higher average loan balances. The flattening yield curve and more competitive pricing practices in the Company’s markets caused the costs of deposits and borrowings to increase faster than the yield on earning assets.

Total interest income, on a tax-equivalent basis, aggregated $117.3 million for 2006, up from $102.6 million for 2005. The tax-equivalent yield on interest-earning assets was 7.23% for 2006 compared to 6.41% for 2005.

Interest earned on the loan portfolio amounted to $86.9 million for 2006, up $17.1 million from 2005. Average loan balances amounted to $1,043.7 million, an increase of $99.7 million from an average of $944.0 million in 2005. The increase in average loans (across virtually all segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. coupled with the Company’s other business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for $7.9 million of the $17.1 million increase in interest earned on loans. The increase in the yield on the loan portfolio to 8.97% for 2006 from 7.99% for 2005 was primarily attributable to the mix (including the acquisition of Sterling Resource Funding Corp.) of average outstanding balances among the components of the loan portfolio and the higher interest rate environment in 2006.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $30.1 million for 2006 from $32.4 million in the prior year. Average outstandings decreased to $647.6 million (38.1% of average earning assets) for 2006 from $713.6 million (42.7% of average earning assets) in the prior year. The average life of the securities portfolio was approximately 4.7 years at December 31, 2006 compared to 4.4 years at December 31, 2005.

Total interest expense increased to $42.0 million for 2006 from $26.5 million for 2005, primarily due to higher rates paid for interest-bearing deposits and for borrowed funds and higher average balances for interest-bearing deposits and borrowed funds.

Interest expense on deposits increased to $29.0 million for 2006 from $18.1 million for 2005 primarily due to an increase in the cost of those funds. The average rate paid on interest-bearing deposits was 3.05% in 2006, which was 111 basis points higher than the prior year. The increase in average cost of deposits reflects the higher interest rate environment during 2006. Average interest-bearing deposit balances increased to $951.3 million for 2006 from $936.7 million for 2005.

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

Noninterest Income

Noninterest income decreased to $33.7 million for 2006 from $34.0 million in 2005, primarily due to lower revenues from mortgage banking activities and bank owned life insurance coupled with higher losses from sales of available for sale securities. The decrease in mortgage banking income was principally due to lower volume of loans sold and the continued yield compression in the secondary market for loans that impacted the entire industry. Partially offsetting these decreases were increased revenues from customer related service charges and fees primarily due to revenues attributable to the acquisition of Sterling Resource Funding Corp.

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

Provision for Income Taxes

The provision for income taxes for 2006 decreased by $7.7 million from 2005. The decrease was primarily due to: (1) a $3.7 million reversal (during the first quarter of 2006) of reserves for state and local taxes, net of federal tax effect, as a result of the resolution of certain state tax issues, (2) a $0.6 million reversal (during the third quarter of 2006) of reserves for state and local taxes, net of federal tax effect, as a result of the closure of certain tax years for local tax purposes and (3) the lower level of pre-tax income.

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

The loss from discontinued operations was $0.6 million for 2006, representing $0.03 per share, compared to income of $0.6 million, or $.03 per share, for 2005. The decrease was due to lower net interest income and a higher provision for loan losses for 2006 compared to 2005.

The net after-tax loss on the disposal of discontinued operations was $9.6 million, or $0.50 per share, for 2006.

Income taxes were calculated using a “with and without” methodology that resulted in an overall tax rate of 38.54% in 2006 and 45.80% in 2005.

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are composed principally of obligations of U.S. government corporations and government sponsored enterprises along with other debt and equity securities. At December 31, 2007, the Company’s portfolio of securities totaled $625.2 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $469.2 million which is approximately 93.1% of the total. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $2.2 million and $4.3 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. “Available for sale” securities included gross unrealized gains of $1.5 million and gross unrealized losses of $4.0 million. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon the maturity of such instruments and, thus, believes that any market value impairment is temporary. Management has no current intention to sell any available for sale securities at a loss.

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 5 beginning on page 53.

The following table sets forth the composition of the Company’s investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,	2007		2006		2005

	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$20,789	3.33%	$21,159	3.72%	$22,871	3.20%
CMOs (Federal Home Loan Mortgage Corporation)	42,634	6.82	44,444	7.81	48,687	6.80
CMOs (Government National Mortgage Association)	9,094	1.45	—	—	—	—
Federal National Mortgage Association	225,736	36.10	251,615	44.19	299,372	41.85
Federal Home Loan Mortgage Corporation	158,705	25.38	184,667	32.44	215,528	30.13
Government National Mortgage Association	12,247	1.96	14,922	2.62	19,645	2.74

Total mortgage-backed securities	469,205	75.04	516,807	90.78	606,103	84.72
Federal Home Loan Bank agency notes	85,502	13.68	9,992	1.76	39,689	5.55
Federal Farm Credit Bank agency notes	27,218	4.35	15,000	2.63	29,795	4.17

Total obligations of U.S. government corporations and government sponsored enterprises	581,925	93.07	541,799	95.17	675,587	94.44
Obligations of state and political subdivisions	19,142	3.06	21,601	3.79	31,307	4.38
Trust preferred securities	4,303	0.69	1,248	0.22	—	—
Corporate securities	12,810	2.05	—	—	—	—
Federal Reserve Bank stock	1,131	0.18	1,131	0.19	1,131	0.16
Federal Home Loan Bank stock	5,360	0.86	2,719	0.48	5,950	0.83
Other securities	320	0.05	326	0.06	324	0.05
Debt securities issued by foreign governments	250	0.04	500	0.09	1,000	0.14

Total	$625,241	100.00%	$569,324	100.00%	$715,299	100.00%

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield

December 31, 2007	AFS	HTM	AFS		HTM

Mortgage-backed securities	4.7 years	4.6 years	4.69%		4.64%
Agency notes (with original call dates ranging between 3 and 36 months)	13.5 years	9.7 years	6.01%		5.00%
Agency notes (noncallable)	—	0.6 years	—		4.50%
Obligations of state and political subdivisions	5.7 years	—	6.24	%(1)	—

[1]       tax equivalent

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

The Company’s commercial and industrial loan and factored receivables portfolios represents approximately 52% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $15 million. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 21% of all loans. The leasing and commercial and industrial loan portfolios are included in corporate lending for segment reporting purposes as presented in Note 22 beginning on page 75. The Company’s real estate loan portfolios, which represent approximately 24% of all loans, are secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 51), sets forth the composition of the Company’s loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years:

December 31,	2007		2006		2005		2004		2003

	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
Domestic
Commercial and industrial	$539,969	44.59%	$521,992	45.55%	$414,952	39.40%	$386,557	40.96%	$334,547	41.12%
Lease financing	249,702	20.62	207,771	18.13	190,391	18.08	162,961	17.27	148,737	18.29
Factored receivables	92,631	7.65	100,156	8.74	100,663	9.56	93,186	9.87	101,653	12.50
Real estate—residential mortgage	153,221	12.66	153,376	13.39	188,723	17.92	149,387	15.83	107,766	13.25
Real estate—commercial mortgage	99,093	8.18	93,215	8.13	110,871	10.53	113,933	12.07	94,145	11.57
Real estate—construction and land development	37,161	3.07	30,031	2.62	2,309	0.22	2,320	0.24	2,368	0.29
Installment—individuals	12,103	1.00	12,381	1.08	13,125	1.25	15,477	1.64	14,259	1.75
Loans to depository institutions	27,000	2.23	27,000	2.36	32,000	3.04	20,000	2.12	10,000	1.23

Total	$1,210,880	100.00%	$1,145,922	100.00%	$1,053,034	100.00%	$943,821	100.00%	$813,475	100.00%

The following table sets forth the maturities of the Company’s commercial and industrial, factored receivables and construction and land development loans, as of December 31, 2007:

	Due One Year or Less	Due One to Five Years	Due After Five Years	Total Gross Loans

	(in thousands)
Commercial and industrial	$468,285	$59,638	$12,046	$539,969
Factored receivables	93,017	—	—	93,017
Real estate—construction and land development	—	37,161	—	37,161

All commercial and industrial loans due after one year have predetermined interest rates.

All real estate—construction and land development loans due after one year have floating or adjustable interest rates.

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

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 51), sets forth the amount of domestic nonaccrual and past due loans of the Company at the end of each of the five most recent fiscal years; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

December 31,	2007	2006	2005	2004	2003

	(dollars in thousands)
Gross loans	$1,249,128	$1,177,705	$1,081,701	$967,184	$833,675

Nonaccrual loans
Commercial and industrial	$610	$1,490	$611	$67	$1,695
Lease financing	2,571	2,933	2,109	1,304	783
Factored receivables	—	—	—	—	—
Real estate—residential mortgage	2,786	1,011	740	704	489
Installment—individuals	416	427	397	72	49

Total nonaccrual loans	6,383	5,861	3,857	2,147	3,016
Past due 90 days or more (other than the above)	1,329	989	821	1,672	127

Total	$7,712	$6,850	$4,678	$3,819	$3,143

Interest income that would have been earned on nonaccrual loans outstanding	$655	$545	$294	$185	$146

Applicable interest income actually realized on nonaccrual loans outstanding	$222	$335	$95	$92	$93

Nonaccrual and past due loans as a percentage of total gross loans	0.62%	0.58%	0.43%	0.39%	0.38%

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

Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At December 31, 2007, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.27% and the allowance was $15.1 million. At such date, the Company’s nonaccrual loans amounted to $6.4 million; $0.6 million of such loans was judged to be impaired within the scope of SFAS No. 114. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate as of December 31, 2007. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision taken in 2007. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- million at both December 31, 2007 and 2006.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 51), sets forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years:

Years Ended December 31,	2007	2006	2005	2004	2003

	(dollars in thousands)
Average loans held in portfolio, net of unearned discounts, during year	$1,069,453	$1,002,688	$890,085	$778,272	$673,412

Allowance for loan losses:
Balance at beginning of year	$16,288	$15,369	$14,437	$12,730	$10,644

Charge-offs:
Commercial and industrial	2,620	1,075	446	1,784	1,588
Lease financing	3,345	4,618	3,732	2,446	1,155
Factored receivables	243	223	369	552	478
Real estate—residential mortgage	215	24	13	8	547
Installment	67	—	—	9	38

Total charge-offs	6,490	5,940	4,560	4,799	3,806

Recoveries:
Commercial and industrial	219	786	219	737	480
Lease financing	316	310	76	44	25
Factored receivables	31	32	39	63	72
Real estate—residential mortgage	30	—	—	—	—
Installment	110	38	39	43	61

Total recoveries	706	1,166	373	887	638

Subtract:
Net charge-offs	5,784	4,774	4,187	3,912	3,168

Provision for loan losses	5,853	4,503	5,214	6,139	5,412

Add allowance from acquisition	—	1,845	—	—	—

Less loss on transfers to other real estate owned	1,272	655	95	520	158

Balance at end of year	$15,085	$16,288	$15,369	$14,437	$12,730

Ratio of net charge-offs to average loans held in portfolio, net of unearned discounts, during year	0.54%	0.48%	0.47%	0.50%	0.47%

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 51), presents the Company’s allocation of the allowance for loan losses. This allocation is based on estimates by management and may vary from year to year based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company’s loans held in portfolio may not necessarily be indicative of actual future charge-offs in that loan category.

December 31,	2007		2006		2005		2004		2003

	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio

	(dollars in thousands)
Domestic
Commercial and industrial	$5,655	45.49%	$6,488	46.92%	$7,017	41.00%	$6,674	42.63%	$5,316	43.28%
Loans to depository institutions	54	2.27	135	2.43	112	3.16	120	2.20	80	1.29
Lease financing	5,398	21.03	6,356	18.67	4,636	18.81	4,073	17.97	2,686	19.24
Factored receivables	1,083	7.80	1,127	9.00	1,260	9.95	1,071	10.28	1,592	13.15
Real estate—residential mortgage	1,988	10.91	1,468	10.79	1,437	14.60	1,412	12.39	1,228	8.70
Real estate—commercial mortgage	613	8.35	501	8.38	509	10.95	772	12.56	1,082	12.18
Real estate—construction and land development	183	3.13	150	2.70	10	0.23	15	0.26	24	0.31
Installment—individuals	15	1.02	—	1.11	110	1.30	100	1.71	14	1.85
Unallocated	96	—	63	—	278	—	200	—	708	—

Total	$15,085	100.00%	$16,288	100.00%	$15,369	100.00%	$14,437	100.00%	$12,730	100.00%

During 2007 the allowance for loan losses decreased primarily because decreases in the allowance allocated to commercial and industrial loans and lease financing more than offset an increase in the allowance allocated to real estate—residential mortgage loans. During 2007 the allowance allocated to commercial and industrial loans decreased primarily as a result of another year of low loss experience in Sterling Resource Funding Corp. compared to its loss experience before the Company acquired it as of April 1, 2006. The allowance allocated to lease financing decreased primarily as a result of improved loss experience in that category in 2007 compared to 2006. The allowance allocated to real estate—residential mortgage loans increased primarily due to increased risks in the real estate market in 2007 compared to 2006 and an increase in the specific valuation allowance for impaired loans.

Deposits

A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits at the end of each of the three most recent fiscal years:

December 31,	2007		2006		2005

	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
Domestic
Demand	$535,351	35.06%	$546,443	35.90%	$510,884	35.27%
NOW	241,333	15.80	233,990	15.37	208,217	14.38
Savings	17,690	1.16	19,007	1.25	25,296	1.75
Money Market	208,423	13.65	194,604	12.79	202,660	13.99
Time deposits by remaining maturity
Within 3 months	216,024	14.15	203,038	13.34	252,383	17.43
After 3 months but within 1 year	256,686	16.81	243,806	16.02	173,301	11.96
After 1 year but within 2 years	48,138	3.15	78,808	5.18	67,897	4.69
After 2 years but within 3 years	1,270	0.08	1,035	0.07	4,269	0.29
After 3 years but within 4 years	472	0.03	337	0.02	144	0.01
After 4 years but within 5 years	1,022	0.07	353	0.02	233	0.02
After 5 years	1	—	35	—	20	—

Total domestic deposits	1,526,410	99.96	1,521,456	99.96	1,445,304	99.79

Foreign
Time deposits by remaining maturity
Within 3 months	395	0.03	395	0.03	1,645	0.11
After 3 months but within 1 year	181	0.01	179	0.01	1,377	0.10

Total foreign deposits	576	0.04	574	0.04	3,022	0.21

Total deposits	$1,526,986	100.00%	$1,522,030	100.00%	$1,448,326	100.00%

Fluctuations of balances in total or among categories at any date can occur based on the Company’s mix of assets and liabilities, as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 31.

Sterling Bancorp
CONSOLIDATED AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST EARNINGS [1]

Years Ended December 31,	2007			2006			2005

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

				(dollars in thousands)
ASSETS
Interest-bearing deposits with other banks	$3,033	$117	3.86%	$2,624	$103	4.48%	$3,040	$65	1.96%
Investment securities
Available for sale	165,289	8,379	5.07	146,820	6,841	4.66	192,354	8,438	4.39
Held to maturity	401,212	18,705	4.66	473,608	21,496	4.54	495,187	22,181	4.48
Tax-exempt[2]	19,962	1,250	6.26	27,174	1,760	6.47	26,088	1,816	6.96
Federal funds sold	23,219	1,236	5.32	4,041	195	4.84	10,986	309	2.81
Loans, net of unearned discounts[3]
Domestic	1,113,372	92,255	8.83	1,043,680	86,882	8.97	944,033	69,787	7.99

TOTAL INTEREST-EARNING ASSETS	1,726,087	121,942	7.36%	1,697,947	117,277	7.23%	1,671,688	102,596	6.41%

Cash and due from banks	66,384			64,598			62,162
Allowance for loan losses	(16,233)			(16,741)			(15,730)
Goodwill	22,885			22,714			21,158
Other	93,628			90,812			81,126

Total assets—continuing operations	1,892,751			1,859,330			1,820,404
Assets—discontinued operations	—			85,446			110,697

TOTAL ASSETS	$1,892,751			$1,944,776			1,931,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$19,618	101	0.51%	$23,050	101	0.44%	$28,150	113	0.40%
NOW	237,731	5,903	2.48	197,587	3,787	1.92	160,944	1,576	0.98
Money market	241,478	7,079	2.93	213,530	4,696	2.20	227,520	2,456	1.08
Time	556,295	25,674	4.62	514,452	20,399	3.97	517,038	13,957	2.70
Foreign
Time	574	6	1.09	2,714	28	1.03	3,013	33	1.09

Total interest-bearing deposits	1,055,696	38,763	3.67	951,333	29,011	3.05	936,665	18,135	1.94

Borrowings
Securities sold under agreements to repurchase—customers	80,649	3,392	4.21	86,418	3,501	4.05	85,365	1,907	2.23
Securities sold under agreements to repurchase—dealers	6,470	309	4.78	74,057	3,739	5.05	52,199	1,794	3.44
Federal funds purchased	9,281	430	4.63	15,133	769	5.08	17,992	647	3.60
Commercial paper	26,731	1,350	5.05	44,539	2,020	4.53	37,302	973	2.61
Short-term borrowings—FHLB	7,082	336	4.74	34,444	1,796	5.21	5,277	203	3.84
Short-term borrowings—other	1,360	66	4.87	613	30	4.96	744	25	3.35
Long-term borrowings—FHLB	18,356	820	4.47	34,164	1,569	4.59	80,740	3,331	4.13
Long-term borrowings—subordinated debentures	25,774	2,094	8.38	25,774	2,094	8.38	25,774	2,094	8.38

Total borrowings	175,703	8,797	5.03	315,142	15,518	4.94	305,393	10,974	3.59

Interest-bearing liabilities allocated to discontinued operations	—	—		(78,054)	(2,508)	3.17	(99,317)	(2,646)	2.63

Total Interest-Bearing Liabilities	1,231,399	47,560	3.86%	1,188,421	42,021	3.54%	1,142,741	26,463	2.32%

Noninterest-bearing demand deposits	444,672	—		439,064	—		452,632	—

Total including noninterest-bearing demand deposits	1,676,071	47,560	2.84%	1,627,485	42,021	2.74%	1,595,373	26,463	1.83%

Other liabilities	92,540			95,302			85,994
Liabilities—discontinued operations	—			78,811			99,898

Total Liabilities	1,768,611			1,801,598			1,781,265
Shareholders’ equity	124,140			143,178			149,836

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,892,751			$1,944,776			$1,931,101

Net interest income/spread		74,382	3.50%		75,256	3.69%		76,133	4.09%

Net yield on interest-earning assets			4.49%			4.64%			4.76%

Less: Tax-equivalent adjustment		490			691			708

Net interest income		$73,892			$74,565			$75,425

[1]

The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. certain reclassifications have been made to prior period amounts to conform to current presentation.

[2]	Interest on tax-exempt securities included herein is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio. nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

Sterling Bancorp
CONSOLIDATED RATE/VOLUME ANALYSIS [ 1 ]

Increase (Decrease) from Years Ended,	December 31, 2006 to December 31, 2007			December 31, 2005 to December 31, 2006

	Volume	Rate	Total[2]	Volume	Rate	Total[2]

	(in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks	$24	$(10)	$14	$(11)	$49	$38

Investment securities
Available for sale	905	633	1,538	(2,092)	495	(1,597)
Held to maturity	(3,348)	557	(2,791)	(978)	293	(685)
Tax-exempt	(456)	(54)	(510)	3	(59)	(56)

Total	(2,899)	1,136	(1,763)	(3,067)	729	(2,338)

Federal funds sold	1,020	21	1,041	(261)	147	(114)

Loans, net of unearned discounts[3]
Domestic	6,724	(1,351)	5,373	7,907	9,188	17,095

TOTAL INTEREST INCOME	$4,869	$(204)	$4,665	$4,568	$10,113	$14,681

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(15)	$15	$—	$(22)	$10	$(12)
NOW	869	1,247	2,116	424	1,787	2,211
Money market	674	1,709	2,383	(160)	2,400	2,240
Time	1,751	3,524	5,275	(71)	6,513	6,442
Foreign
Time	(24)	2	(22)	(3)	(2)	(5)

Total interest-bearing deposits	3,255	6,497	9,752	168	10,708	10,876

Borrowings
Securities sold under agreements to repurchase—customers	(242)	133	(109)	23	1,571	1,594
Securities sold under agreements to repurchase—dealers	(3,240)	(190)	(3,430)	919	1,026	1,945
Federal funds purchased	(276)	(63)	(339)	(114)	236	122
Commercial paper	(881)	211	(670)	219	828	1,047
Short-term borrowings—FHLB	(1,311)	(149)	(1,460)	1,497	96	1,593
Short-term borrowings—other	37	(1)	36	(5)	10	5
Long-term borrowings—FHLB	(709)	(40)	(749)	(2,099)	337	(1,762)

Total borrowings	(6,622)	(99)	(6,721)	440	4,104	4,544

Interest-bearing liabilities allocated to discontinued operations	2,508	—	2,508	618	(480)	138

TOTAL INTEREST EXPENSE	$(859)	$6,398	$5,539	$1,226	$14,332	$15,558

NET INTEREST INCOME	$5,728	$(6,602)	$(874)	$3,342	$(4,219)	$(877)

[1]	Amounts are presented on a tax-equivalent basis.

[2]

The change in interest income and interest expense due to both rate and volume has been allocated to change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the changes in each.

[3]	Nonaccrual loans have been included in the amounts outstanding and income has been included to the extent earned.

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/ liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at December 31, 2007, presented on page 37, indicates that net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of December 31, 2007 the Company was a party to an interest rate floor agreement with a notional amount of $50,000,000 and a maturity of September 14, 2008. The interest rate floor contract requires the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rate, applied to the notional amount. The Company utilizes the financial instrument to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. This financial instrument is being used as part of the Company’s interest rate risk management and not for trading purposes. At December 31, 2007, the counterparty has an investment grade credit rating from the major rating agencies. The counterparty is specifically approved for applicable credit exposure.

The interest rate floor contract requires the Company to pay a fee for the right to receive a fixed interest payment. The Company paid an up-front premium of $80,000. At December 31, 2007, there were no amounts receivable under this contract.

The interest rate floor agreement was not designated as a hedge for accounting purposes and therefore changes in the fair value of the instrument are required to be recognized as current income or expense in the Company’s consolidated financial statements. At December 31, 2007 and 2006, the fair value of the interest rate floor was $10,609 and $2,666, respectively. For the years ended December 31, 2007 and

2006, $7,943 was credited to interest income from loans and $18,344 was charged against interest income from loans, respectively.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2007, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.1% ($2.6 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 2.5% ($2.1 million) decline from an unchanged rate environment.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/ replacement of asset and liability cash flows, and others.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to adversely affect the Company’s results in 2008.

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

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its non-bank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for the year to date combined with its retained net profits for the preceding two calendar years.

At December 31, 2007, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $20.9 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $35.8 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

The following table sets forth information regarding the Company’s contractual cash obligations as of December 31, 2007:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years

	(in thousands)
Long-Term Debt[1]	$65,774	$—	$30,000	$10,000	$25,774
Operating Leases	21,969	4,018	6,541	4,218	7,192

Total Contractual Cash Obligations	$87,743	$4,018	$36,541	$14,218	$32,966

[1]	Based on contractual maturity date.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of December 31, 2007:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years

	(in thousands)
Residential Loans	$11,504	$11,504	$—	$—	$—
Commercial Loans	39,047	24,102	14,820	125	—

Total Loan Commitments	50,551	35,606	14,820	125	—
Standby Letters of Credit	40,216	33,806	6,410	—	—
Other Commercial Commitments	14,440	14,383	—	—	57

Total Commercial Commitments	$105,207	$83,795	$21,230	$125	$57

While past performance is no guarantee of the future, management believes that the parent company’s funding sources (including dividends from all its subsidiaries) and the bank’s funding sources will be adequate to meet their liquidity requirements in the future.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital at December 31, 2007 and December 31, 2006 is presented in Note 21 beginning on page 74. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2007, the Company and the bank exceeded the requirements for “well capitalized” institutions.

IMPACT OF INFLATION AND CHANGING PRICES

The Company’s financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “RISKS RELATED TO THE COMPANY’S BUSINESS” beginning on page 10 and under the caption “ASSET/LIABILITY MANAGEMENT” beginning on page 33.

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$980	$—	$—	$—	$—	$980
Investment securities	419	9,684	88,172	519,968	6,998	625,241
Commercial and industrial loans	440,068	28,217	59,638	12,046	—	539,969
Equipment lease financing	1,307	9,606	262,262	14,389	(37,862)	249,702
Factored receivables	93,017	—	—	—	(386)	92,631
Real estate—residential mortgage	44,080	12,536	70,677	25,928	—	153,221
Real estate—commercial mortgage	15,433	8,976	42,994	31,690	—	99,093
Real estate—construction loans	—	—	37,161	—	—	37,161
Installment—individuals	12,103	—	—	—	—	12,103
Loans to depository institutions	27,000	—	—	—	—	27,000
Noninterest-earning assets and allowance for loan losses	—	—	—	—	175,548	175,548

Total Assets	634,407	69,019	560,904	604,021	144,298	2,012,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings	—	—	17,690	—	—	17,690
NOW	—	—	241,333	—	—	241,333
Money market	168,087	—	40,336	—	—	208,423
Time—domestic	216,024	256,686	50,902	1	—	523,613
—foreign	395	181	—	—	—	576
Securities sold under agreements to repurchase—customers	58,054	2,000	—	—	—	60,054
Securities sold under agreements to repurchase—dealers	10,200	—	—	—	—	10,200
Federal funds purchased	65,000	—	—	—	—	65,000
Commercial paper	20,879	—	—	—	—	20,879
Short-term borrowings—FHLB	45,000	—	—	—	—	45,000
Short-term borrowings—other	4,285	—	—	—	—	4,285
Long-term borrowings—FHLB	—	—	40,000	—	—	40,000
Long-term borrowings—subordinated debentures	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	749,822	749,822

Total Liabilities and Shareholders’ Equity	587,924	258,867	390,261	25,775	749,822	2,012,649

Net Interest Rate Sensitivity Gap	$46,483	$(189,848)	$170,643	$578,246	$(605,524)	$—

Cumulative Gap at December 31, 2007	$46,483	$(143,365)	$27,278	$605,524	$—	$—

Cumulative Gap at December 31, 2006	$130,609	$(31,621)	$170,278	$684,751	$—	$—

Cumulative Gap at December 31, 2005	$37,715	$(51,516)	$82,734	$628,269	$—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, and the statements of condition of Sterling National Bank as of December 31, 2007 and 2006, notes thereto and the Report of Independent Registered Public Accounting Firm thereon appear on pages 39–82.

Sterling Bancorp
CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006

ASSETS
Cash and due from banks	$66,412,612	$50,058,593
Interest-bearing deposits with other banks	979,984	1,261,187
Federal funds sold	—	20,000,000
Securities available for sale (at estimated fair value; pledged: $102,326,258 in 2007 and $90,583,854 in 2006)	263,380,570	148,420,887
Securities held to maturity (pledged: $191,549,044 in 2007 and $199,997,912 in 2006) (estimated fair value: $359,725,008 in 2007 and $411,650,690 in 2006)	361,860,847	420,903,430

Total investment securities	625,241,417	569,324,317

Loans held for sale	23,755,906	33,319,789

Loans held in portfolio, net of unearned discounts	1,187,123,984	1,112,601,620
Less allowance for loan losses	15,084,775	16,287,974

Loans, net	1,172,039,209	1,096,313,646

Customers’ liability under acceptances	200,942	98,399
Goodwill	22,900,912	22,862,051
Premises and equipment, net	11,178,883	11,323,649
Other real estate	1,669,993	2,242,419
Accrued interest receivable	7,081,304	5,844,868
Bank owned life insurance	29,041,115	27,949,160
Other assets	52,146,506	43,696,511

Total assets from continuing operations	2,012,648,783	1,884,294,589
Assets—discontinued operations	—	1,662,697

	$2,012,648,783	$1,885,957,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$535,350,808	$546,442,704
Interest-bearing deposits	991,635,371	975,587,719

Total deposits	1,526,986,179	1,522,030,423

Securities sold under agreements to repurchase—customers	60,053,947	52,802,796
Securities sold under agreements to repurchase—dealers	10,200,000	—
Federal funds purchased	65,000,000	—
Commercial paper	20,878,494	27,561,567
Short-term borrowings—FHLB	45,000,000	—
Short-term borrowings—other	4,285,198	3,411,630
Long-term borrowings—FHLB	40,000,000	20,000,000
Long-term borrowings—subordinated debentures	25,774,000	25,774,000

Total borrowings	271,191,639	129,549,993

Acceptances outstanding	200,942	98,399
Accrued expenses and other liabilities	93,199,746	101,679,342
Liabilities—discontinued operations	—	336,358

Total liabilities	1,891,578,506	1,753,694,515

Shareholders’ Equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,278,531 and 21,177,084 shares, respectively	21,278,531	21,177,084
Capital surplus	168,868,895	167,960,063
Retained earnings	17,537,732	16,693,987
Accumulated other comprehensive loss	(10,811,811)	(11,842,908)

	196,873,347	193,988,226
Common stock in treasury at cost, 3,459,302 and 2,572,368 shares, respectively	(75,803,070)	(61,725,455)

Total shareholders’ equity	121,070,277	132,262,771

	$2,012,648,783	$1,885,957,286

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2007	2006	2005

INTEREST INCOME
Loans	$92,255,225	$86,881,731	$69,787,586
Investment securities
Available for sale	9,138,487	7,909,605	9,546,211
Held to maturity	18,704,721	21,496,064	22,180,396
Federal funds sold	1,236,394	195,656	308,766
Deposits with other banks	117,134	103,064	65,109

Total interest income	121,451,961	116,586,120	101,888,068

INTEREST EXPENSE
Deposits	38,762,936	29,011,428	18,134,850
Securities sold under agreements to repurchase—customers	3,392,542	3,501,526	1,907,335
Securities sold under agreements to repurchase—dealers	309,044	3,739,286	1,793,838
Federal funds purchased	430,087	768,751	647,027
Commercial paper	1,349,516	2,019,638	973,200
Short-term borrowings—FHLB	335,591	1,796,247	202,837
Short-term borrowings—other	66,200	30,391	24,887
Long-term borrowings—FHLB	820,303	1,568,529	3,331,619
Long-term borrowings—subordinated debentures	2,093,750	2,093,750	2,093,750

Total interest expense	47,559,969	44,529,546	29,109,343
Interest expense allocated to discontinued operations	—	(2,508,092)	(2,646,062)

Net interest income	73,891,992	74,564,666	75,424,787
Provision for loan losses	5,853,330	4,502,596	5,214,000

Net interest income after provision for loan losses	68,038,662	70,062,070	70,210,787

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	15,536,359	13,282,411	6,003,920
Service charges on deposit accounts	5,587,486	5,404,053	5,385,532
Other customer related service charges and fees	3,043,941	3,661,332	3,259,812
Mortgage banking income	8,893,226	9,695,762	16,433,355
Trust fees	550,581	591,422	642,906
Bank owned life insurance income	1,091,955	984,585	1,401,588
Securities gains/(losses)	188,366	(443,117)	337,457
Other income	831,943	481,881	551,828

Total noninterest income	35,723,857	33,658,329	34,016,398

NONINTEREST EXPENSES
Salaries	36,796,778	35,700,312	30,775,794
Employee benefits	9,506,172	9,424,120	8,471,744

Total personnel expense	46,302,950	45,124,432	39,247,538
Occupancy and equipment expenses, net	10,353,989	9,898,630	8,633,292
Advertising and marketing	3,896,921	3,855,415	3,769,435
Professional fees	6,665,616	6,453,717	5,643,944
Communications	1,940,972	1,823,257	1,472,756
Other expenses	10,648,060	10,199,415	8,887,564

Total noninterest expenses	79,808,508	77,354,866	67,654,529

Income from continuing operations before income taxes	23,954,011	26,365,533	36,572,656
Provision for income taxes	8,560,105	5,366,808	13,109,947

Income from continuing operations	15,393,906	20,998,725	23,462,709
(Loss)/income from discontinued operations, net of tax	(795,034)	(603,753)	564,116
Loss on sale of discontinued operations, net of tax	—	(9,634,911)	—

Net income	$14,598,872	$10,760,061	$24,026,825

Average number of common shares outstanding
Basic	18,209,704	18,734,610	19,164,498
Diluted	18,531,546	19,265,093	19,763,352
Income from continuing operations, per average common share
Basic	$0.85	$1.12	$1.22
Diluted	0.83	1.09	1.19
Net income, per average common share
Basic	0.80	0.57	1.25
Diluted	0.79	0.56	1.22
Dividends per common share	0.76	0.76	0.73

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Years Ended December 31,	2007	2006	2005

Net income	$14,598,872	$10,760,061	$24,026,825

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	835,018	(56,219)	(2,645,319)
Reclassification adjustment for gains (losses) included in net income	(105,726)	243,094	(181,582)
Pension liability adjustment—net actuarial losses	(595,708)	(5,467,424)	(481,659)
Amortization of:
Prior service cost	54,171	—	—
Net actuarial losses	843,342	—	—

Other comprehensive income (loss)	1,031,097	(5,280,549)	(3,308,560)

Comprehensive income	$15,629,969	$5,479,512	$20,718,265

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31,	2007	2006	2005

COMMON STOCK
Balance at beginning of year	$21,177,084	$21,066,916	$20,785,515
Common shares issued under stock incentive plan	101,447	110,168	281,401

Balance at end of year	$21,278,531	$21,177,084	$21,066,916

CAPITAL SURPLUS
Balance at beginning of year	$167,960,063	$166,313,566	$144,405,751
Common shares issued under stock incentive plan and related tax benefits	794,811	1,623,330	4,016,084
Stock option compensation expense	114,021	23,167	—
Common shares issued in connection with stock dividend	—	—	17,891,731

Balance at end of year	$168,868,895	$167,960,063	$166,313,566

RETAINED EARNINGS
Balance at beginning of year as originally reported	$16,693,987	$20,739,352	$28,664,568
SAB 108 cumulative effect adjustment, net of tax	—	(589,329)	—

Balance at beginning of year as adjusted	16,693,987	20,150,023	28,664,568
Net income	14,598,872	10,760,061	24,026,825
Cash dividends paid—common shares	(13,755,127)	(14,216,097)	(14,035,197)
Common shares issued in connection with stock dividend	—	—	(17,891,731)
Stock dividend—cash in lieu	—	—	(25,113)

Balance at end of year	$17,537,732	$16,693,987	$20,739,352

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(11,842,908)	$(5,229,620)	$(1,921,060)

Unrealized holding gains/(losses) arising during the period:
Before tax	1,522,811	(102,477)	(5,038,117)
Tax effect	(687,793)	46,258	2,392,798

Net of tax	835,018	(56,219)	(2,645,319)

Reclass adjustment for (gains)/losses included in net income:
Before tax	(192,811)	443,117	(337,457)
Tax effect	87,085	(200,023)	155,875

Net of tax	(105,726)	243,094	(181,582)

Pension liability adjustment—net actuarial losses
Before tax	(1,097,832)	(9,966,140)	(827,867)
Tax effect	502,124	4,498,716	346,208

Net of tax	(595,708)	(5,467,424)	(481,659)

Adjustment to initially apply SFAS No. 158:
Before tax	—	(2,429,345)	—
Tax effect	—	1,096,606	—

Net of tax	—	(1,332,739)	—

Amortization of prior service cost and net actuarial losses:
Before tax	1,636,215	—	—
Tax effect	(738,702)	—	—

Net of tax	897,513	—	—

Balance at end of year	$(10,811,811)	$(11,842,908)	$(5,229,620)

TREASURY STOCK
Balance at beginning of year	$(61,725,455)	$(55,280,647)	$(42,939,969)
Purchase of common shares	(13,621,660)	(5,831,017)	(10,507,293)
Surrender of shares issued under incentive compensation plan	(455,955)	(613,791)	(1,833,385)

Balance at end of year	$(75,803,070)	$(61,725,455)	$(55,280,647)

UNEARNED COMPENSATION
Balance at beginning of year	$—	$(22,007)	$(291,212)
Amortization of unearned compensation	—	22,007	269,205

Balance at end of year	$—	$—	$(22,007)

TOTAL SHAREHOLDERS’ EQUITY
Balance at beginning of year as adjusted	$132,262,771	$146,998,231	$148,703,593
Net changes during the year	(11,192,494)	(14,735,460)	(1,116,033)

Balance at end of year	$121,070,277	$132,262,771	$147,587,560

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2007	2006	2005

OPERATING ACTIVITIES
Net income	$14,598,872	$10,760,061	$24,026,825
Loss/(income) from discontinued operations included below in operating cash flows from discontinued operations	795,034	10,238,664	(564,116)

Income from continuing operations	15,393,906	20,998,725	23,462,709
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	5,853,330	4,502,596	5,214,000
Depreciation and amortization of premises and equipment	2,549,617	2,338,288	1,993,079
Securities (gains) losses	(188,366)	443,117	(337,457)
Income from bank owned life insurance	(1,091,955)	(984,585)	(1,401,588)
Deferred income tax (benefit) expense	(996,882)	4,941,556	(2,563,819)
Proceeds from sale of loans	534,677,127	598,245,030	699,784,956
Gains on sales of loans, net	(8,893,226)	(9,695,762)	(16,433,355)
Originations of loans held for sale	(529,004,960)	(580,891,519)	(687,270,466)
Amortization of unearned compensation	—	22,007	269,205
Amortization of premiums on investment securities	414,895	557,943	969,000
Accretion of discounts on investment securities	(444,198)	(450,087)	(613,712)
(Increase) Decrease in accrued interest receivable	(1,236,436)	271,239	(511,326)
(Decrease) Increase in accrued expenses and other liabilities	(8,479,596)	(1,764,144)	1,120,618
(Increase) Decrease in other assets	(8,003,774)	3,698,564	(10,755,005)
Other, net	84,384	(6,828,742)	(3,218,157)

Net cash provided by operating activities	633,866	35,404,226	9,708,682

INVESTING ACTIVITIES
Purchase of premises and equipment	(2,404,851)	(2,244,447)	(2,203,597)
Net decrease (increase) in interest-bearing deposits with other banks	281,203	(48,960)	116,876
Decrease (Increase) in Federal funds sold	20,000,000	(20,000,000)	—
Net increase in loans held in portfolio	(70,066,191)	(42,838,360)	(109,577,373)
Decrease (Increase) in other real estate	1,844,666	(728,148)	1,880
Proceeds from calls/sales of securities—available for sale	30,423,093	25,371,314	3,213,055
Proceeds from calls/sales of securities—held to maturity	34,110,000	—	5,452,162
Proceeds from prepayments, redemptions or maturities of securities—held to maturity	78,985,550	93,192,390	106,710,878
Purchases of securities—held to maturity	(54,116,345)	(115,870)	(179,939,152)
Proceeds from prepayments, redemptions or maturities—available for sale	156,208,460	43,352,904	68,110,833
Purchases of securities—available for sale	(300,095,469)	(15,992,356)	(43,026,829)
Cash paid in acquisition	—	(44,901,402)	—

Net cash (used in) provided by investing activities	(104,829,884)	35,047,065	(151,141,267)

FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	(11,091,896)	25,491,272	(423,052)
Net increase in interest-bearing deposits	16,047,652	38,145,544	104,898,077
Increase (Decrease) in Federal funds purchased	65,000,000	(55,000,000)	22,500,000
Net increase (decrease) in securities sold under agreements to repurchase	17,451,151	(96,993,277)	59,979,903
Net increase (decrease) in commercial paper and other short-term borrowings	39,190,495	(46,069,065)	48,533,849
Increase (Decrease) in long-term borrowings	20,000,000	(40,000,000)	(50,000,000)
Purchase of treasury shares	(13,621,660)	(5,831,017)	(10,507,293)
Proceeds from exercise of stock options	798,117	1,338,013	2,701,565
Cash dividends paid on common shares	(13,755,127)	(14,216,097)	(14,035,197)
Cash paid in lieu of fractional shares in connection with stock dividend/split	—	—	(25,113)

Net cash provided by (used in) financing activities	120,018,732	(193,134,627)	163,622,739

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	531,305	(10,013,867)	4,558,869
Investing cash flows	—	114,193,759	(6,172,078)
Financing cash flows	—	—	—

Total	531,305	104,179,892	(1,613,209)

Net increase (decrease) in cash and due from banks	16,354,019	(18,503,444)	20,576,945
Cash and due from banks—beginning of year	50,058,593	68,562,037	47,985,092

Cash and due from banks—end of year	$66,412,612	$50,058,593	$68,562,037

Supplemental disclosure of cash flow information:
Interest paid	$47,298,932	$41,822,000	$27,904,950
Income taxes paid	2,286,087	8,267,452	15,600,100
Loans held for sale transferred to portfolio	12,784,942	—	—
Loans in portfolio transferred to other real estate	1,272,240	654,730	94,801

See Notes to Consolidated Financial Statements.

Sterling National Bank
CONSOLIDATED STATEMENTS OF CONDITION

December 31,	2007	2006

ASSETS
Cash and due from banks	$66,358,882	$50,007,363
Interest-bearing deposits with other banks	979,983	1,261,187
Federal funds sold	—	20,000,000

Securities available for sale (at estimated fair value; pledged: $102,326,258 in 2007 and $90,583,854 in 2006)	263,132,510	148,354,838
Securities held to maturity (pledged: $191,549,044 in 2007 and $199,997,912 in 2006) (estimated fair value: $359,725,008 in 2007 and $411,650,690 in 2006)	361,860,847	420,903,430

Total investment securities	624,993,357	569,258,268

Loans held for sale	23,755,906	33,319,789

Loans held in portfolio, net of unearned discounts	1,182,323,734	1,107,801,370
Less allowance for loan losses	15,084,775	16,287,974

Loans, net	1,167,238,959	1,091,513,396

Customers’ liability under acceptances	200,942	98,399
Goodwill	1,742,472	1,703,611
Premises and equipment, net	11,154,794	11,289,534
Other real estate	1,669,993	2,242,419
Accrued interest receivable	6,864,011	5,843,461
Bank owned life insurance	29,041,115	27,949,160
Other assets	40,610,161	36,928,928

Total assets from continuing operations	1,974,610,575	1,851,415,515
Assets—discontinued operations	—	—

	$1,974,610,575	$1,851,415,515

LIABILITIES AND SHAREHOLDER’S EQUITY
Noninterest-bearing deposits	$542,013,134	$569,431,020
Interest-bearing deposits	1,007,299,053	1,006,178,406

Total deposits	1,549,312,187	1,575,609,426
Securities sold under agreements to repurchase—customers	60,053,947	52,802,796
Securities sold under agreements to repurchase—dealers	10,200,000	—
Federal funds purchased	65,000,000	—
Short-term borrowings—FHLB	45,000,000	—
Short-term borrowings—other	4,285,198	3,411,630
Long-term borrowings—FHLB	40,000,000	20,000,000
Acceptances outstanding	200,942	98,399
Accrued expenses and other liabilities	74,016,121	83,168,726
Liabilities—discontinued operations	—	251,460

Total liabilities	1,848,068,395	1,735,342,437

Shareholder’s Equity
Common stock, $50 par value
Authorized and issued, 358,526 shares	17,926,300	17,926,300
Capital surplus	19,762,560	19,762,560
Undivided profits	96,266,910	86,834,185
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(1,061,142)	(1,795,713)
Pension liability adjustment	(7,249,961)	(5,321,515)
Adjustment to initially apply SFAS No. 158	—	(1,332,739)
Amortization of prior service cost and net actuarial losses	897,513	—

Total shareholder’s equity	126,542,180	116,073,078

	$1,974,610,575	$1,851,415,515

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles (“U.S. GAAP”). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiary, Sterling Bancorp Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

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

New Accounting Standards and Interpretations Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (revised 2007), (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses and requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, must be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS No. 160 amends Accounting Research Bulletin No. 51, to establish accounting and reporting standards for the non-controlling interest in a subsidiary, and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF Issue No. 07-01”). EITF Issue No. 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF Issue No. 07-01 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and statement classification of collaboration transactions between the parties. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 is not expected to have a material impact on the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 is effective for the Company on January 1, 2008 and will affect certain of the Company’s fair value disclosures, but is not expected to have a material impact on the Company’s financial condition or results of operations. The portion of the Company’s assets and liabilities with fair values based on unobservable inputs is not expected to be significant.

In September 2006, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (“EITF Issue No. 06-4”). EITF Issue No. 06-4 is effective for fiscal years beginning after December 31, 2007. Under the provisions of EITF Issue No. 06-4, an employer should recognize a liability for future benefits for endorsement split-dollar life insurance agreements that are within the scope of this EITF Issue. The Company expects to adopt EITF Issue No. 06-4 as of January 1, 2008 as a change of accounting principle through a cumulative adjustment to retained earnings. The amount of the adjustment is not expected to be significant.

Investment Securities

Securities are designated at the time of acquisition as available for sale or held to maturity. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale and carried at estimated market values. Net aggregate unrealized gains or losses are included in a valuation allowance account and are reported, net of taxes, as a component of shareholders’ equity through other comprehensive income. Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity. Interest income includes the amortization of purchase premiums and accretion of purchase discounts. Gains and losses realized on sales of securities are determined on the specific identification method and are reported in noninterest income as net securities gains.

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

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, and are included under the caption “Loans held for sale” in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans are sold, including servicing rights, without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption “Mortgage banking income” in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company had commitments to fund loans held for sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of these free-standing derivative instruments were immaterial at December 31, 2007 and 2006.

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

The Company’s allowance for loan losses includes (1) specific valuation allowances for impaired loans evaluated in accordance with SFAS No. 114, as amended by SFAS No. 118, and (2) formulaic allowances based on historical loss experience by loan category, as adjusted for various evaluation factors, including those described below.

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

Goodwill

Goodwill reflected in the consolidated balance sheets arose from the parent company’s acquisition of the bank (in 1968) and the acquisition of Sterling Resource Funding Corp (in 2006), under the purchase method of accounting. Goodwill is assigned to the Corporate lending unit for segment reporting purposes. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under the provisions of SFAS No. 142, goodwill is deemed to have an indefinite useful life and the Company is required to complete an annual assessment by segment for any impairment of goodwill, which would be treated as an expense in the income statement. There was no impairment expense recorded in 2007, 2006 or 2005.

Goodwill is tested for impairment using a two-step approach that involves the identification of “reporting units” and the estimation of their respective fair values. An impairment loss would be recognized as a charge to expense for any excess of the goodwill carrying amount over implied fair value.

Premises and Equipment

Premises and equipment, excluding land, are stated at cost less accumulated depreciation or amortization as applicable. Land is reported at cost. Depreciation is computed on a straight-line basis and is charged to noninterest expense over the estimated useful lives of the related assets. Useful lives are 7 years for furniture fixtures and equipment, between 3 and 7 years for ATMs, computer hardware and software, and 10 years for building improvements. Amortization of leasehold improvements is charged to noninterest expense over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Maintenance, repairs and minor improvements are charged to noninterest expenses as incurred.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expenses. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

Repurchase Agreements

The Company sells certain securities under agreements to repurchase and receives cash as collateral. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The carrying value of the securities underlying the agreements remains reflected as an asset.

Derivative Financial Instruments

The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Company’s balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 120% of the opposite change in the fair value of the derivative and the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. Changes in the fair value of derivative financial instruments not designated as hedges for accounting purposes are reflected in income or expense at measurement dates. At December 31, 2007 and 2006, the Company was a party to interest rate floor contracts, which are being used as part of the Company’s interest rate risk program and not for hedge purposes, with a notional amount of $50,000,000 and $100,000,000, respectively, and a fair value of $10,609 and $2,668, respectively.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 18 for further analysis of the Company’s adoption of this standard as of January 1, 2007.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

Stock Incentive Plan

At December 31, 2007, the Company had a stock-based employee compensation plan, which is described more fully in Note 16. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. All options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and, therefore, no option related stock-based employee compensation cost was reflected in net income for the year ended December 31, 2005. Stock-based employee compensation cost related to restricted stock is included in compensation expense as discussed more fully in Note 16.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to the stock-based employee compensation plans.

Year Ended December 31,	2005

Income from continuing operations	$23,462,709
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,134,612)

Pro forma, income from continuing operations	22,328,097

Income from discontinued operations, net of tax	564,116

Pro forma, net income	$22,892,213

Income from continuing operations per average common share:
Basic—as reported	$1.22
Basic—pro forma	1.17
Diluted—as reported	1.19
Diluted—pro forma	1.13

Net income per average common share:
Basic—as reported	1.25
Basic—pro forma	1.19
Diluted—as reported	1.22
Diluted—pro forma	1.16

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

The Company’s goodwill was $22,900,912 and $22,862,051 as of December 31, 2007 and 2006, respectively. The increase of $38,861 during 2007 was the result of a purchase price adjustment in connection with the Sterling Resource Funding acquisition discussed above.

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

The results of operations of Sterling Financial have been reported as a discontinued operation in the consolidated statements of income for all periods presented. For the year ended December 31, 2006, the Company recorded a pre-tax loss on the sale of $15,677,360 and a tax benefit of $6,042,449. Total revenues generated by the operations of Sterling Financial amounted to $404,438, $8,340,544 and $11,692,798 for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, the income tax (benefit) and income tax expense associated with discontinued operations, exclusive of loss on sale, were $(511,831), $(378,639) and $476,766, respectively. Income taxes were calculated using a “with and without” methodology that resulted in an overall tax rate of 39.16% in 2007, 38.54% in 2006 and 45.80% in 2005.

The assets and liabilities of discontinued operations are presented separately in the accompanying consolidated balance sheets. The details are as follows:

December 31, 2006

Assets
Cash and due from banks	$171,925
Loans, net of allowance for loan losses	947,217
Other assets	543,555

Total assets	$1,662,697

Liabilities
Accrued expenses and other liabilities	$336,358

Total liabilities	$336,358

NOTE 3.

CASH AND DUE FROM BANKS

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The required reserves, which are reported in cash and due from banks, were $38,085,000 and $24,753,000 at December 31, 2007 and 2006, respectively. Average required reserves during 2007 and 2006 were $32,299,000 and $30,349,000, respectively.

NOTE 4.

MONEY MARKET INVESTMENTS

The Company’s money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,		2007	2006	2005

Interest-bearing deposits with other banks
At December 31	— Balance	$979,984	$1,261,187	$1,212,227
	— Average interest rate	3.16%	3.80%	3.11%
	— Average original maturity	115 Days	115 Days	66 Days
During the year	— Maximum month-end balance	4,449,090	5,183,338	5,209,048
	— Daily average balance	3,033,000	2,624,000	3,040,000
	— Average interest rate earned	3.86%	4.48%	1.96%
	— Range of interest rates earned	1.50–5.36%	1.50–5.36%	1.00–4.06%

Federal funds sold
At December 31	— Balance	$—	$20,000,000	$—
	— Average interest rate	—	5.19%	—
	— Average original maturity	—	1 Day	—
During the year	— Maximum month-end balance	120,000,000	20,000,000	40,000,000
	— Daily average balance	23,219,000	4,041,000	10,986,000
	— Average interest rate earned	5.32%	4.84%	2.81%
	— Range of interest rates earned	4.50–5.375%	4.42–5.28%	2.19–3.94%

NOTE 5.

INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,805,428	$—	$365,936	$8,439,492
CMOs (Federal Home Loan Mortgage Corporation)	22,397,938	—	959,349	21,438,589
CMOs (Government National Mortgage Association)	9,141,893	—	47,250	9,094,643
Federal National Mortgage Association	53,760,132	241,290	627,824	53,373,598
Federal Home Loan Mortgage Corporation	37,093,929	41,086	410,283	36,724,732
Government National Mortgage Association	3,375,244	149,782	3,925	3,521,101

Total mortgage-backed securities	134,574,564	432,158	2,414,567	132,592,155
Federal Home Loan Bank agency notes	59,967,566	562,121	25,000	60,504,687
Federal Farm Credit Bank agency notes	26,978,129	239,997	—	27,218,126

Total obligations of U.S. government corporations and government sponsored enterprises	221,520,259	1,234,276	2,439,567	220,314,968
Obligations of state and political institutions	18,946,036	201,241	4,972	19,142,305
Trust preferred securities	5,090,175	127	787,192	4,303,110
Corporate securities	13,584,038	—	774,071	12,809,967
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	5,359,700	—	—	5,359,700
Other securities	304,442	15,378	—	319,820

Total	$265,935,350	$1,451,022	$4,005,802	$263,380,570

December 31, 2006

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,878,785	$—	$506,631	$8,372,154
CMOs (Federal Home Loan Mortgage Corporation)	22,763,787	—	1,180,057	21,583,730
Federal National Mortgage Association	46,162,388	54,871	1,175,367	45,041,892
Federal Home Loan Mortgage Corporation	43,338,106	6,563	1,214,411	42,130,258
Government National Mortgage Association	4,166,482	104,737	3,676	4,267,543

Total obligations of U.S. government corporations and government sponsored enterprises—mortgage-backed securities	125,309,548	166,171	4,080,142	121,395,577
Obligations of state and political subdivisions	21,551,135	116,099	66,392	21,600,842
Trust preferred securities	1,179,936	70,059	1,376	1,248,619
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	2,719,100	—	—	2,719,100
Other securities	304,442	21,607	—	326,049

Total	$152,194,861	$373,936	$4,147,910	$148,420,887

The carrying value and estimated fair value of securities held to maturity are as follows:

December 31, 2007	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,349,723	$—	$629,469	$11,720,254
CMOs (Federal Home Loan Mortgage Corporation)	21,195,565	4,887	767,806	20,432,646
Federal National Mortgage Association	172,362,300	969,657	975,657	172,356,300
Federal Home Loan Mortgage Corporation	121,980,069	197,532	1,927,790	120,249,811
Government National Mortgage Association	8,725,725	336,882	—	9,062,607

Total mortgage-backed securities	336,613,382	1,508,958	4,300,722	333,821,618
Federal Home Loan Bank agency notes	24,997,465	657,223	—	25,654,688

Total obligations of U.S. government corporations and government sponsored enterprises	361,610,847	2,166,181	4,300,722	359,476,306
Debt securities issued by foreign governments	250,000	—	1,298	248,702

Total	$361,860,847	$2,166,181	$4,302,020	$359,725,008

December 31, 2006

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,787,247	$—	$538,181	$12,249,066
CMOs (Federal Home Loan Mortgage Corporation)	22,859,880	—	1,118,171	21,741,709
Federal National Mortgage Association	206,573,458	289,056	4,022,690	202,839,824
Federal Home Loan Mortgage Corporation	142,536,442	70,046	3,936,637	138,669,851
Government National Mortgage Association	10,654,868	245,945	361	10,900,452

Total mortgage-backed securities	395,411,895	605,047	9,616,040	386,400,902
Federal Home Loan Bank agency notes	9,991,535	—	52,472	9,939,063
Federal Farm Credit Bank agency notes	15,000,000	—	184,375	14,815,625

Total obligations of U.S. government corporations and government sponsored enterprises	420,403,430	605,047	9,852,887	411,155,590
Debt securities issued by foreign governments	500,000	—	4,900	495,100

Total	$420,903,430	$605,047	$9,857,787	$411,650,690

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$8,439,492	$365,936	$8,439,492	$365,936
CMOs (Federal Home Loan Mortgage Corporation)	—	—	21,438,588	959,349	21,438,588	959,349
CMOs (Government National Mortgage Association)	9,094,643	47,250	—	—	9,094,643	47,250
Federal National Mortgage Association	9,971,965	93,946	26,422,330	533,878	36,394,295	627,824
Federal Home Loan Mortgage Corporation	—	—	30,752,781	410,283	30,752,781	410,283
Government National Mortgage Association	—	—	157,674	3,925	157,674	3,925

Total obligations of U.S. government corporations and government sponsored enterprises—mortgage-backed securities	19,066,608	141,196	87,210,865	2,273,371	106,277,473	2,414,567
Federal Home Loan Bank agency notes	4,975,000	25,000	—	—	4,975,000	25,000
Total obligations of U.S. government corporations and government sponsored enterprises	24,041,608	166,196	87,210,865	2,273,371	111,252,473	2,439,567
Obligations of state and political institutions	450,293	1,737	1,088,106	3,235	1,538,399	4,972
Trust preferred securities	3,400,710	627,192	840,000	160,000	4,240,710	787,192
Corporate securities	12,809,967	774,071	—	—	12,809,967	774,071

Total	$40,702,578	$1,569,196	$89,138,971	$2,436,606	$129,841,549	$4,005,802

December 31, 2006

U.S. Treasury securities
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$8,372,154	$506,631	$8,372,154	$506,631
CMOs (Federal Home Loan Mortgage Corporation)	—	—	21,583,730	1,180,057	21,583,730	1,180,057
Federal National Mortgage Association	6,036,667	36,404	34,945,463	1,138,963	40,982,130	1,175,367
Federal Home Loan Mortgage Corporation	6,310,222	74,863	35,451,592	1,139,548	41,761,814	1,214,411
Government National Mortgage Association	—	—	200,575	3,676	200,575	3,676

Total obligations of U.S. government corporations and government sponsored enterprises—mortgage-backed securities	12,346,889	111,267	100,553,514	3,968,875	112,900,403	4,080,142
Obligations of state and political subdivisions	5,411,216	19,676	2,953,533	46,716	8,364,749	66,392
Trust preferred securities	160,916	1,376	—	—	160,916	1,376

Total	$17,919,021	$132,319	$103,507,047	$4,015,591	$121,426,068	$4,147,910

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$11,720,254	$629,469	$11,720,254	$629,469
CMOs (Federal Home Loan Mortgage Corporation)	—	—	16,307,337	767,806	16,307,337	767,806
Federal National Mortgage Association	—	—	90,955,257	975,657	90,955,257	975,657
Federal Home Loan Mortgage Corporation	—	—	100,916,760	1,927,790	100,916,760	1,927,790

Total obligations of U.S. government corporations and agencies—mortgage-backed securities	—	—	219,899,608	4,300,722	219,899,608	4,300,722
Debt securities issued by foreign governments	—	—	248,702	1,298	248,702	1,298

Total	$—	$—	$220,148,310	$4,302,020	$220,148,310	$4,302,020

December 31, 2006

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$12,249,066	$538,181	$12,249,066	$538,181
CMOs (Federal Home Loan Mortgage Corporation)	—	—	21,741,709	1,118,171	21,741,709	1,118,171
Federal National Mortgage Association	8,378,552	39,411	84,062,278	3,983,279	92,440,830	4,022,690
Federal Home Loan Mortgage Corporation	509,958	2,089	135,026,445	3,934,548	135,536,403	3,936,637
Government National Mortgage Association	5,211	24	15,160	337	20,371	361

Total mortgage-backed securities	8,893,721	41,524	253,094,658	9,574,516	261,988,379	9,616,040
Federal Home Loan Bank agency notes	—	—	9,939,063	52,472	9,939,063	52,472
Federal Farm Credit Bank agency notes	—	—	14,815,625	184,375	14,815,625	184,375

Total obligations of U.S. government corporations and government sponsored enterprises	8,893,721	41,524	277,849,346	9,811,363	286,743,067	9,852,887
Debt securities issued by foreign governments	—	—	245,100	4,900	245,100	4,900

Total	$8,893,721	$41,524	$278,094,446	$9,816,263	$286,988,167	$9,857,787

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

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2007, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield on obligations of state and political subdivisions and Federal Reserve Bank securities is stated on a tax-equivalent basis.

Available for sale	Amortized Cost	Estimated Fair Value	Weighted Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,805,428	$8,439,492	4.52%
CMOs (Federal Home Loan Mortgage Corporation)	22,397,938	21,438,589	4.52
CMOs (Government National Mortgage Association)	9,141,893	9,094,643	5.05
Federal National Mortgage Association	53,760,132	53,373,598	4.72
Federal Home Loan Mortgage Corporation	37,093,929	36,724,732	4.60
Government National Mortgage Association	3,375,244	3,521,101	5.97

Total obligations of U.S. government corporations and government sponsored enterprises—mortgage-backed securities	134,574,564	132,592,155	4.70

Federal Home Loan Bank agency notes Due after 5 years	59,967,566	60,504,687	5.89
Federal Farm Credit Bank agency notes Due after 5 years	26,978,129	27,218,126	5.77

Total obligations of U.S. government corporations and government sponsored enterprises	86,945,695	87,722,813	5.86
Obligations of state and political institutions
Due within 1 year	1,226,660	1,235,742	5.89
Due after 1 year but within 5 years	5,342,284	5,412,773	5.29
Due after 5 years	12,377,092	12,493,790	5.63

Total obligations of state and political institutions	18,946,036	19,142,305	5.55
Trust preferred securities Due after 5 years	5,090,175	4,303,110	8.50
Corporate securities	13,584,038	12,809,967	7.47
Federal Reserve Bank stock	1,130,700	1,130,700	6.00
Federal Home Loan Bank stock	5,359,700	5,359,700	3.58
Other securities	304,442	319,820	3.52

Total available for sale	$265,935,350	$263,380,570	5.18

Held to maturity	Carrying Value	Estimated Fair Value	Weighted Average Yield

Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,349,723	$11,720,254	4.57%
CMOs (Federal Home Loan Mortgage Corporation)	21,195,565	20,432,646	4.48
Federal National Mortgage Association	172,362,300	172,356,300	4.82
Federal Home Loan Mortgage Corporation	121,980,069	120,249,811	4.39
Government National Mortgage Association	8,725,725	9,062,607	6.47

Total mortgage-backed securities	336,613,382	333,821,618	4.68
Federal Home Loan Bank agency notes
Due within 1 year	4,997,465	5,004,688	4.59
Due after 1 year but within 5 years	20,000,000	20,650,000	6.17

Total obligations of U.S. government corporations and government sponsored enterprises	361,610,847	359,476,306	4.76

Debt securities issued by foreign governments
Due after 1 year but within 5 years	250,000	248,702	4.70

Total	$361,860,847	$359,725,008	4.76

Information regarding calls of held to maturity securities is as follows:

Years Ended December 31,	2007	2006	2005

Proceeds	$34,110,000	$—	$—
Gross gains	—	—	—
Gross losses	4,445	—	—

During 2005, as permitted under the provisions of SFAS No. 115, the Company sold approximately $5,303,000 (par amount) of held to maturity securities because over 85% of the original principal on these securities had been paid by the sale date. The proceeds from the sale were $5,452,162 and the gain was $127,804. There were no sales of held to maturity securities in 2007 or 2006.

Information regarding securities sales and/or calls of the available for sale portfolio is as follows:

Years Ended December 31,	2007	2006	2005

Proceeds	$30,423,093	$25,371,314	$3,213,055
Gross gains	193,397	18,016	209,653
Gross losses	586	461,133	—

The proceeds from available for sale securities sold during 2006 were utilized to partially fund the acquisition of Sterling Resource Funding Corp.

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of New York and for other purposes required or permitted by law.

NOTE 6.

LOANS

The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,	2007	2006

Loans held for sale, net of valuation reserve ($64,958 at December 31, 2007 and $-0- at December 31, 2006)
Real estate—residential mortgage	$23,755,906	$33,319,789

Loans held in portfolio
Commercial and industrial	$539,969,407	$522,009,835
Lease financing	287,563,583	239,225,533
Factored receivables	93,016,702	100,467,090
Real estate—residential mortgage	129,464,803	120,056,900
Real estate—commercial mortgage	99,093,560	93,214,668
Real estate—construction and land development	37,161,197	30,030,684
Installment	12,103,045	12,380,848
Loans to depository institutions	27,000,000	27,000,000

Loans held in portfolio, gross	1,225,372,297	1,144,385,558
Less unearned discounts	38,248,313	31,783,938

Loans held in portfolio, net of unearned discounts	$1,187,123,984	$1,112,601,620

There are no industry concentrations (exceeding 10% of loans, gross) in the commercial and industrial loan portfolio. Approximately 72% of loans are to borrowers located in the New York metropolitan area.

Nonaccrual loans at December 31, 2007 and 2006 totaled $6,383,000 and $5,861,000, respectively. There were no reduced rate loans at December 31, 2007 or 2006. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2007, 2006 and 2005 in accordance with their original terms is estimated to be $655,000, $545,000 and $294,000, respectively, for the years then ended. Applicable interest income actually realized was $222,000, $335,000 and $95,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

Loans are made at normal lending limits and credit terms to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest. There were no outstanding balances on such loans in excess of $60,000 to any individual or entity at December 31, 2007 or 2006.

NOTE 7.

ALLOWANCE FOR LOAN LOSSES

Years Ended December 31,	2007	2006	2005

Balance at beginning of year	$16,287,974	$15,369,096	$14,437,268
Provision for loan losses	5,853,330	4,502,596	5,214,000

	22,141,304	19,871,692	19,651,268

Less charge-offs, net of recoveries:
Charge-offs	6,489,902	5,940,340	4,560,562
Recoveries	705,614	1,165,852	373,191

Net charge-offs	5,784,288	4,774,488	4,187,371

Add allowance from acquisition	—	1,845,500	—

Less losses on transfers to other real estate owned	1,272,241	654,730	94,801

Balance at end of year	$15,084,775	$16,287,974	$15,369,096

The Company follows SFAS No. 114, which establishes standards for measuring certain components of the allowance for loan losses. As of December 31, 2007, 2006 and 2005, $610,000, $592,000 and $276,000, respectively, of loans were judged to be impaired within the scope of SFAS No. 114, with interest income recognized on a cash basis. The average recorded investment in impaired loans during the years ended December 31, 2007, 2006 and 2005, was approximately $495,000, $388,000 and $325,000, respectively. The application of SFAS No. 114 indicated that these loans required valuation allowances totaling $185,000, $255,000 and $90,000 at December 31, 2007, 2006 and 2005, respectively, which are included within the overall allowance for loan losses. The interest income that would have been earned on impaired loans outstanding at December 31, 2007, 2006 and 2005 in accordance with their original terms is estimated to be $10,000, $5,000 and $21,000, respectively, for the years then ended. Applicable interest income actually realized was $-0-, $1,000 and $14,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on impaired loans.

NOTE 8.

PREMISES AND EQUIPMENT

The following table presents information on premises and equipment:

December 31,	2007	2006

Land and building	$254,451	$254,451
Furniture and equipment	13,573,446	11,825,084
Leasehold improvements	10,716,832	10,625,541

	24,544,729	22,705,076
Accumulated amortization and depreciation	13,365,846	11,381,427

Premises and equipment, net	$11,178,883	$11,323,649

Amortization and depreciation expense	$2,549,617	$2,348,025

NOTE 9.

INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,	2007	2006	2005

Interest expense
Interest-bearing deposits in domestic offices
Savings	$100,770	$100,961	$113,351
NOW	5,903,410	3,787,228	1,576,286
Money Market	7,078,921	4,695,873	2,455,378
Time
Three months or less	11,217,497	8,509,506	6,304,214
More than three months through twelve months	12,266,010	8,752,571	5,268,657
More than twelve months through twenty-three months	964,545	2,508,594	1,844,937
More than twenty-four months through thirty-five months	1,065,138	161,758	117,490
More than thirty-six months through forty-seven months	97,275	11,305	31,160
More than forty-eight months through sixty months	21,703	453,986	389,585
More than sixty months	41,395	1,662	929

	38,756,664	28,983,444	18,101,987
Interest-bearing deposits in foreign offices
Time
Three months or less	4,302	19,262	17,889
More than three months through twelve months	1,970	8,722	14,974

Total	$38,762,936	$29,011,428	$18,134,850

Foreign deposits totaled $575,817 and $573,857 at December 31, 2007 and 2006, respectively.

The aggregate of time certificates of deposit and other time deposits in denominations of $100,000 or more was $411,019,063 and $394,447,813 at December 31, 2007 and 2006, respectively.

The aggregate of time certificates of deposit and other time deposits by remaining maturity range is presented below:

December 31,	2007	2006	2005

Domestic
Three months or less	$216,023,376	$203,038,151	$252,383,369
More than three months through six months	155,009,636	97,977,566	80,472,379
More than six months through twelve months	101,676,791	145,828,880	92,828,189
More than twelve months through twenty-three months	48,137,470	78,808,380	67,897,087
More than twenty-four months through thirty-five months	1,269,779	1,035,380	4,268,663
More than thirty-six months through forty-seven months	472,308	336,812	143,925
More than forty-eight months through sixty months	1,022,353	353,232	233,220
More than sixty months	1,220	34,563	19,797

	523,612,933	527,412,964	498,246,629

Foreign
Three months or less	395,000	395,000	1,645,037
More than three months through six months	180,817	178,857	1,376,991

	575,817	573,857	3,022,028

Total	$524,188,750	$527,986,821	$501,268,657

Interest expense related to the aggregate of time certificates of deposit and other time deposits is presented below:

Years Ended December 31,	2007	2006	2005

Interest expense
Domestic	$25,673,563	$20,399,382	$13,956,972
Foreign	6,272	27,984	32,863

Total	$25,679,835	$20,427,366	$13,989,835

NOTE 10.

SHORT-TERM BORROWINGS

The following table presents information regarding Federal funds purchased, securities sold under agreements to repurchase—customers and dealers, and commercial paper:

Years Ended December 31,	2007	2006	2005

Securities sold under agreements to repurchase—customers
At December 31 —Balance	$60,053,947	$52,802,796	$61,067,073
—Average interest rate	3.42%	4.92%	2.81%
—Average original maturity	37 Days	55 Days	14 Days
During the year —Maximum month-end balance	97,404,318	94,132,979	88,845,220
—Daily average balance	80,649,000	86,418,000	85,365,000
—Average interest rate paid	4.21%	4.05%	2.23%
—Range of interest rates paid	2.50–5.85%	2.00–5.70%	1.50–4.25%

Securities sold under agreements to repurchase—dealers
At December 31 —Balance	$10,200,000	$—	$88,729,000
—Average interest rate	5.02%	—	4.40%
—Average original maturity	7 Days	—	23 Days
During the year —Maximum month-end balance	30,000,000	123,200,000	88,729,000
—Daily average balance	6,470,000	74,057,000	52,199,000
—Average interest rate paid	4.78%	5.05%	3.44%
—Range of interest rates paid	4.48–5.02%	4.33–5.40%	2.40–4.45%

Federal funds purchased
At December 31 —Balance	$65,000,000	$—	$55,000,000
—Average interest rate	4.17%	—	4.20%
—Average original maturity	1 Day	—	1 Day
During the year —Maximum month-end balance	65,000,000	20,000,000	55,300,000
—Daily average balance	9,281,000	15,133,000	17,992,000
—Average interest rate paid	4.63%	5.08%	3.60%
—Range of interest rates paid	3.50–5.31%	4.25–5.44%	2.25–4.50%

Commercial paper
At December 31 —Balance	$20,878,494	$27,561,567	$38,191,016
—Average interest rate	4.51%	4.91%	3.22%
—Average original maturity	61 Days	50 Days	41 Days
During the year —Maximum month-end balance	28,750,718	52,714,141	42,323,187
—Daily average balance	26,731,000	44,539,000	37,302,000
—Average interest rate paid	5.05%	4.53%	2.61%
—Range of interest rates paid	3.50–5.62%	2.00–5.70%	1.25–4.15%

The parent company has agreements with its line banks for back-up lines of credit for which it pays a fee at the annual rate of ¼ of 1% times the line of credit extended. At December 31, 2007, these back-up bank lines of credit totaled $24,000,000; no lines were used at any time during 2007, 2006 or 2005.

Other short-term borrowings include advances from the Federal Home Loan Bank of New York (“FHLB”) due within one year and treasury tax and loan funds. At December 31, 2007, FHLB borrowings included an advance of $45,000,000 payable on January 2, 2008 at a rate of 4.11%. At December 31, 2006, there were no short-term borrowings from the FHLB. At December 31, 2005, FHLB borrowings included an advance of $35,000,000 payable on January 3, 2006 at a rate of 4.32%.

NOTE 11.

LONG-TERM BORROWINGS

These borrowings represent advances from the FHLB and junior subordinated debt securities issued by the parent company.

The following table presents information regarding fixed rate FHLB advances:

				December 31,
Advance	Interest	Maturity	Initial
Type	Rate	Date	Call Date	2007	2006

Callable	4.106%	10/23/09	1/23/09	$20,000,000	$—
Callable	4.013	11/2/09	5/2/08	10,000,000	—
Callable	4.70	2/22/11	2/20/03	10,000,000	10,000,000
Callable	4.28	10/17/11	10/15/06	—	10,000,000

Total				$40,000,000	$20,000,000

Weighted-average interest rate				4.23%	4.49%

Under the terms of a collateral agreement with the FHLB, advances are secured by stock in the FHLB and by certain qualifying assets (primarily mortgage-backed securities) having market values at least equal to 110% of the advances outstanding. After the initial call date, each callable advance is callable by the FHLB quarterly from the initial call date, at par.

In February 2002, the parent company completed its issuance of trust capital securities (“capital securities”) that raised $25,000,000 ($24,062,500 net proceeds after issuance costs). The 8.375% capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I (the “trust”), a wholly-owned non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774,000 junior subordinated debt securities that pay interest at 8.375% (“debt securities”) issued by the parent company. The debt securities are due concurrently with the capital securities which may not be redeemed, except under limited circumstances, until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to the date of redemption. The Company may also reduce outstanding capital securities through open market purchases. During 2007, the parent company purchased in the open market $196,000 par amount of the capital securities at an average price of $9.78; these securities are included in the Company’s securities available for sale. These securities are considered to be outstanding for the payment of dividends but are considered to be redeemed for the calculation of the regulatory capital ratios. There were no purchases prior to 2007. As a result of these repurchases, the amounts of capital securities held by third parties at December 31, 2007 and 2006 were $24,804,000 and $25,000,000 respectively. Dividends and interest are paid quarterly.

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

Notwithstanding that the accounts of the trust are not included in the Company’s consolidated financial statements, the amount of capital securities issued by the trust and held by third parties is included in the Tier 1 capital of the parent company for regulatory capital purposes as allowed by the Federal Reserve Board. In March 2005, the Federal Reserve Board adopted a rule that would continue to allow the inclusion of capital securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of capital securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Based on the final rule, the parent company expects to continue to include the amount of capital securities held by third parties in Tier 1 capital.

NOTE 12.

COMMON STOCK

The following tables provide information regarding the number of common shares issued and the number of shareholders:

	Number of Shares Issued

Years Ended December 31,	2007	2006

Issued at beginning of year	21,177,084	21,066,916
Shares issued under stock incentive plan	101,447	110,168

Issued at end of year	21,278,531	21,177,084

December 31,	2007	2006

Number of shareholders	1,481	1,558

NOTE 13.

TREASURY STOCK

The following table provides information regarding the number of shares held by the Company:

	Number of Shares Held

Years Ended December 31,	2007	2006

Held at beginning of year	2,572,368	2,231,442
Purchases	862,000	308,556
Surrender of shares issued under incentive compensation plan	24,934	32,370

Held at end of year	3,459,302	2,572,368

NOTE 14.

ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the components of accumulated other comprehensive loss as of December 31, 2007 and 2006 included in shareholders’ equity:

	Pre-tax Amount	Tax Effect	After-tax Amount

December 31, 2007
Net unrealized (loss) on securities	$(1,921,833)	$867,253	$(1,054,580)
Adjustment for underfunded pension obligations	(17,818,033)	8,060,802	(9,757,231)

Total	$(19,739,866)	$8,928,055	$(10,811,811)

December 31, 2006
Net unrealized (loss) on securities	$(3,251,833)	$1,467,962	$(1,783,871)
Adjustment for underfunded pension obligations	(18,356,837)	8,297,800	(10,059,037)

Total	$(21,608,670)	$9,765,762	$(11,842,908)

NOTE 15.

RESTRICTIONS ON THE BANK

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. In addition, from time to time dividends are paid to the parent company by the finance subsidiaries from their retained earnings without regulatory restrictions. As of December 31, 2007, the bank could pay dividends of approximately $20,000,000 to the parent company, without regulatory approval and without adversely affecting the bank’s “well capitalized” status.

NOTE 16.

STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan (“the plan”) covering up to 100,000 common shares of the parent company. Under the plan, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock or a combination of these. The plan is administered by a committee of the Board of Directors. Since the inception of the plan, shareholders have approved amendments increasing the number of shares covered under the plan; the total number of shares authorized by shareholders through December 31, 2007 was 2,650,000. The plan provides for proportional adjustment to the number of shares covered by the plan and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock dividends. After giving effect to stock option and restricted stock awards granted and the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split in the form of a stock dividend effected in December 2004, the five-for-four stock split in the form of a stock dividend effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000, and the 5% stock dividend paid in December 1999, shares available for grant were 458,533, 469,427 and 504,287 at December 31, 2007, 2006 and 2005, respectively. The Company issues new shares to satisfy stock option exercises.

Stock Options

The following tables present information on the qualified and non-qualified stock options outstanding (after the effect of the stock dividends/splits discussed above) as of December 31, 2007, 2006 and 2005 and changes during the years then ended:

	2007		2006		2005

Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	528,916	$10.45	570,094	$10.26	750,808	$10.07
Exercised	(83,359)	8.17	(39,288)	7.97	(68,693)	9.32
Reclassified[1]	—		—		(112,021)	9.59
Forfeited	—		(1,890)	14.60	—

Outstanding at end of year	445,557	10.87	528,916	10.45	570,094	10.26

Options exercisable at end of year	349,105		401,762		388,165

	2007		2006		2005

Non-Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	1,326,327	$12.79	1,360,457	$12.69	1,363,272	$11.30
Granted	112,500	17.99	37,800	19.50	137,025	25.35
Exercised	(18,088)	6.48	(70,880)	14.41	(226,813)	9.10
Reclassified[1]	—		—		112,021	9.59
Forfeited	(101,606)	18.94	(1,050)	26.94	(25,048)	24.99

Outstanding at end of year	1,319,133	12.85	1,326,327	12.79	1,360,457	12.69

Options exercisable at end of year	1,183,281		1,288,527		1,355,920

Weighted-average fair value of options granted during the year	$3.80		$4.90		$3.50

[1]	As a result of retirements and terminations. Since these provisions were included in the original terms of the awards, these reclassifications are not considered modifications.

On December 15, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting and exercisability of all unvested and unexercisable stock options to purchase common shares of the Company held by directors or officers on December 19, 2005. Management proposed the acceleration of vesting to eliminate the impact of adopting SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), on the consolidated financial statements insofar as existing options are concerned. As a result, options to purchase 223,913 common shares, which would otherwise have vested and become exercisable from time to time over the next four years, became fully vested and immediately exercisable as of December 19, 2005. The number of shares and exercise prices of the options subject to acceleration were unchanged. The accelerated options had exercise prices between $15.82 and $26.94 per share, with a total weighted average exercise price per share of $22.70. The accelerated options included 170,093 out-of-the money options and 53,820 in-the-money options. The Company estimates that accelerating the vesting and exercisability of the 223,913 options discussed above eliminated approximately $0.7 million of non-cash compensation expense that would otherwise have been recorded in the Company’s income statements for future periods upon its adoption, as of January 1, 2006, of SFAS No. 123R.

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

The following table presents information regarding qualified and non-qualified stock options outstanding at December 31, 2007:

		Options Outstanding			Options Exercisable

	Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/07	Weighted-Average Exercise Price

Qualified	$6.94–14.60	445,557	2.28 years	$10.87	349,105	$11.09
Non-Qualified	6.94–26.94	1,319,133	2.25 years	12.85	1,183,281	12.22

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

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,	2007	2006	2005

Dividend yield	4.22%	3.90%	3.31%
Volatility	29%	33%	25%
Expected term
Non-Qualified (Directors)	—	5 years	5 years
Non-Qualified (Officers)	5 years	N/A	5 years
Risk-free interest rate	4.46%	5.10%	4.59%

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

Under the provisions of SFAS No. 123R, the Company recorded compensation expense of $114,021 and $23,157 during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plan was $475,646, which is expected to be recognized over a weighted-average vesting period of 3.8 years.

Restricted Stock

On February 6, 2002, 60,000 shares of restricted stock were awarded from Treasury shares. The fair value was $27.56 per share. These awards vested over a four-year period at the rate of 25% per year.

The plan calls for the forfeiture of non-vested shares which are restored to the Treasury and become available for future awards. During 2007, 2006 and 2005, there were no shares forfeited. Unearned compensation resulting from these awards was amortized as a charge to compensation expense over a four-year period; such charges were $-0-, $22,007 and $269,205 in 2007, 2006 and 2005, respectively. For income tax purposes, the Company is entitled to a deduction in an amount equal to the average market value of the shares on vesting date and dividends paid on shares for which restrictions have not lapsed.

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

The following tables, using a December 31 measurement date for each period presented, set forth the disclosures required for pension benefits:

At or For the Years Ended December 31,	2007	2006

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (Projected Benefit Obligation)	$46,489,890	$40,950,221
Service cost	1,953,454	1,793,388
Interest cost	2,684,867	2,402,580
Amendments	—	(4,847)
Actuarial (gain) loss	(319,290)	2,378,548
Benefits paid	(1,187,647)	(1,030,000)

Benefit obligation at end of year	$49,621,274	$46,489,890

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	$27,301,789	$25,916,574
Actual return on plan assets	951,985	1,415,215
Employer contributions	3,000,000	1,000,000
Benefits paid	(1,187,647)	(1,030,000)

Fair value of assets at end of year	$30,066,127	$27,301,789

Funded status	$(19,555,147)	$(19,188,101)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Pension liability	$(19,555,147)	$(19,188,101)
Accumulated other comprehensive loss (pre-tax)	17,818,033	18,356,412

	Discount Rate		Rate of Compen- sation Increase

	2007	2006	2007	2006

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan	6.00%	5.75%	3.00%	3.00%
Supplemental retirement plan	6.00	5.75	3.00	3.00

Years Ended December 31,	2007	2006	2005

COMPONENTS OF NET PERIODIC COST
Service cost	$1,953,454	$1,793,388	$1,639,935
Interest cost	2,684,867	2,402,580	2,208,395
Expected return on plan assets	(2,369,111)	(2,187,694)	(1,885,206)
Amortization of prior service cost	98,757	75,665	77,322
Recognized actuarial loss	1,537,458	1,327,997	1,022,125

Total	$3,905,425	$3,411,936	$3,062,571

	Discount Rate			Expected Return on Plan Assets			Rate of Compensation Increase

	2007	2006	2005	2007	2006	2005	2007	2006	2005

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan	5.75%	5.75%	6.00%	8.50%	8.50%	8.50%	3.00%	3.00%	3.00%
Supplemental retirement plan	5.75	5.75	6.00	N/A	N/A	N/A	3.00	3.00	3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2007 and 2006 was $29,319,162 and $27,826,055, respectively.

The tables presented on the previous page and above include the supplemental retirement plan which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,	2007	2006

Projected benefit obligation	$17,377,920	$15,888,561
Accumulated benefit obligation	17,322,531	15,804,760

The following table sets forth information regarding the assets of the defined benefit pension plan:

December 31,	2007	2006

U.S. government corporation and agency debt obligations	16%	18%
Corporate debt obligation	20	16
Common equity securities	58	52
Other	6	14

Total	100%	100%

The defined benefit pension plan owns common stock of Sterling Bancorp which is included in common equity securities above. At December 31, 2007, the value of Sterling Bancorp common stock was $942,278 and represented approximately 5% of plan assets. At December 31, 2006, the value of Sterling Bancorp common stock was $1,360,915 and represented approximately 5% of plan assets.

The overall strategy of the Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/ return levels and preserves liquidity. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix can vary but is targeted at 50% equity securities, inclusive of up to 10% in Sterling Bancorp common stock, 25% in corporate obligations and 25% in federal and agency obligations. The money market position will vary but will generally be held under 5%. The Plan’s allocation to common stock, excluding shares of Sterling Bancorp, will represent investment in those companies from time to time comprising the growth and value Model Portfolio as advised by the trustee’s investment advisor.

The Company expects to contribute approximately $2,000,000 to the defined benefit pension plan in 2008.

The following table presents benefit payments expected to be paid, based on the assumption described below, including the effect of expected future service for the years indicated.

Year(s)	Defined Benefit Plan	Supplemental Retirement Plan	Total Benefit Payments

2008	$1,419,555	$22,259	$1,141,814
2009	1,491,944	17,315,038	18,806,982
2010	1,679,425	21,963	1,701,388
2011	1,875,726	21,790	1,897,516
2012	2,035,923	21,599	2,057,522
Years 2013–2017	12,810,826	198,860	13,009,686

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

Amounts recognized in accumulated other comprehensive loss, pre-tax, as of December 31, 2007 and 2006 follow:

	Qualified Pension Plan		Supplemental Retirement Plan		Total

	2007	2006	2007	2006	2007	2006

Net actuarial loss	$11,476,482	$11,584,700	$6,036,569	$6,367,973	$17,513,051	$17,952,673
Prior service cost	232,114	304,521	72,868	99,218	304,982	403,739

Total	$11,708,596	$11,889,221	$6,109,437	$6,467,191	$17,818,033	$18,356,412

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows:

	Qualified Pension Plan		Supplemental Retirement Plan		Total

	2007	2006	2007	2006	2007	2006

Net actuarial loss	$916,905	$852,357	$477,642	$477,912	$1,394,547	$1,330,269
Prior service cost	48,919	72,407	17,650	26,348	66,569	98,755

Total	$965,824	$924,764	$495,292	$504,260	$1,461,116	$1,429,024

Savings Plans

As of January 1, 2008, the Company merged its two 401(k) plans into one plan (“new plan”). Eligible employees must complete 1,000 hours of service in order to be eligible for the Company matching contributions. Participants in the new plan eligible for Company matching contributions include any employee hired after January 1, 2006 and employees of two subsidiaries of the bank. Eligible employees may enroll in the new plan on the first day of the month after hire. The Company matches 25% of the eligible employee’s contribution to the plan based on the amount of each participant’s contributions, up to the Internal Revenue Service maximum contribution limit. All participants may immediately invest their individual contributions, as well as any Company matching contribution, in any of a variety of investment alternatives offered under the new plan. Expenses for employer match related to the new plan totaled $238,508 in 2007.

Prior to 2008, the Company maintained two 401(k) plans. One was maintained for the employees of Sterling National Bank and certain affiliates (“the bank 401(k) Plan”) and the other for the employees of two subsidiaries of the bank (“the subsidiary 401(k) Plan”).

The bank 401(k) Plan—The Company maintained a 401(k) plan that permitted each participant to make before-tax contributions up to 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Eligible employees were able to enroll in the 401(k) plan on the first day of the month after hire. Employees hired after January 1, 2006 were required to complete 1,000 hours of service in order to be eligible for the Company’s matching contributions. Employees who were hired prior to January 1, 2006 were included in the Company’s pension plan and were not eligible for the Company match, however they were able to make before-tax contributions as outlined above. Prior to January 2007, the Company did not match any employee contributions. Employees were able to immediately invest their individual contribution in any of a variety of investment alternatives offered under the bank 401(k) Plan.

The subsidiary 401(k) Plan—Prior to January 1, 2008, the Company maintained a 401(k) plan that permitted each participant to make before-tax contributions up to 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Eligible employees were able to enroll in the 401(k) plan during the open enrollment twice a year after completing 1,000 hours of service and were eligible for the Company’s matching contributions at that time. Employees who were included in the Company’s pension plan were not eligible for the Company match, however they were able to make before-tax contributions as outlined above. The Company matched 25% of the employee’s contribution to the plan based on the amount of each participant’s contributions, up to a maximum of 20% eligible compensation. Employees were able to immediately invest their individual contribution, as well as the Company’s matching portion, in any of a variety of investment alternatives offered under the subsidiary 401(k) Plan. Expense for employer match related to the plan totaled $130,692 in 2006 and $142,645 in 2005.

Postretirement Life Insurance Benefits

The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee’s date of retirement. The Company’s plan for its postretirement benefit obligation is unfunded. The Company’s postretirement obligations are not material. Net postretirement benefit cost was $61,230, $92,445 and $90,000 for 2007, 2006 and 2005, respectively.

NOTE 18.

INCOME TAXES

The current and deferred tax provisions (benefits) applicable to income from continuing operations for each of the last three fiscal years are as follows:

Years Ended December 31,	2007	2006	2005

FEDERAL
Current	$8,285,967	$5,796,596	$14,778,873
Deferred	(535,747)	4,683,135	(3,455,130)

Total	$7,750,220	$10,479,731	$11,323,743

STATE AND LOCAL
Current	$1,271,020	$(5,371,344)	$894,893
Deferred	(461,135)	258,421	891,311

Total	$809,885	$(5,112,923)	$1,786,204

TOTAL
Current	$9,556,987	$425,252	$15,673,766
Deferred	(996,882)	4,941,556	(2,563,819)

Total	$8,560,105	$5,366,808	$13,109,947

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,	2007	2006	2005

Federal statutory rate	35%	35%	35%

Computed tax based on income from continuing operations	$8,383,904	$9,227,937	$12,800,430
Increase (Decrease) in tax resulting from:
State and local taxes, net of Federal income tax benefit	526,426	(3,323,400)	1,161,032
Tax-exempt income	(645,994)	(718,718)	(878,404)
Other permanent items	295,769	180,989	26,889

Total	$8,560,105	$5,366,808	$13,109,947

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,	2007	2006

Deferred tax assets
Difference between financial statement provision for loan losses and tax bad debt deduction	$6,813,638	$7,353,129
Pension and benefit plans	8,060,802	8,297,800
SFAS No. 115 deferred tax asset	867,253	1,467,962
Other	2,597,022	2,535,421

Total deferred tax assets	18,338,715	19,654,312

Deferred tax liabilities
Difference between tax and net book values of fixed assets	703,768	361,012
Other	744,987	2,562,933

Total deferred tax liabilities	1,448,755	2,923,945

Net deferred tax asset	$16,889,960	$16,730,367

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred assets was not considered necessary at December 31, 2007 and 2006 since it is more likely than not that these assets will be realized.

The current tax payable as of December 31, 2007 was approximately $2,119,000. The current tax receivable as of December 31, 2006 was approximately $4,872,000.

The adoption of FIN 48 did not affect the Company’s financial position.

A reconciliation of unrecognized tax benefits for the year ended December 31, 2007 follows:

Year Ended December 31,	2007

Balance at January 1	$1,075,426
Reductions for tax positions of prior years	(577,570)

Balance at December 31	$497,856

The balance of unrecognized tax benefits at December 31, 2007, before the impact of federal and state taxes, relates to the taxation of certain income items, all of which would affect the Company’s effective tax rate if recognized and are expected to be realized in 2008.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in noninterest operating expenses. At December 31, 2007, the consolidated balance sheet included accrued interest related to unrecognized tax benefits of $148,391 and the consolidated statement of income included a credit for interest expense of $86,253.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2002 through 2006 are currently either under examination or subject to examination. The Company’s New York State and New York City tax returns for years prior to 2003 are no longer subject to examination.

NOTE 19.
EARNINGS PER SHARE

Basic EPS has been computed using the weighted-average common shares outstanding during the year.

Diluted EPS reflect the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the average price of the Company’s common stock is utilized.

Earnings per common share have been computed based on the following:

Years Ended December 31,	2007	2006	2005

Net income from continuing operations available to common shareholders	$15,393,906	$20,998,725	$23,462,709
(Loss) income from discontinued operations	(795,034)	(603,753)	564,116
Loss on sale of discontinued operations	—	(9,634,911)	—

Net income available to common shareholders	$14,598,872	$10,760,061	$24,026,825

Weighted average number of common shares used to calculate basic earnings per common share	18,209,740	18,734,610	19,164,498
Dilutive effect of stock options	321,806	530,483	598,854

Weighted average number of common shares used to calculate diluted earnings per common share	18,531,546	19,265,093	19,763,352

Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2007, 2006 and 2005 have not been included in computation of diluted EPS for those respective years. As of December 31, 2007, 384,147 options to purchase shares between $17.73 and $26.94 were not included; as of December 31, 2006, 223,111 options to purchase shares at prices between $19.50 and $26.94 were not included; as of December 31, 2005, 121,275 options to purchase shares at prices between $21.93 and $26.94 were not included.

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

Deposits

SFAS No. 107 requires that the fair value of demand, savings, NOW (negotiable order of withdrawal) and certain money market deposits be equal to their carrying amount. The Company believes that the fair value of these deposits, including the value of deposit relationships, is greater than that prescribed by SFAS No. 107.

For other types of deposits with fixed maturities, fair value has been estimated based upon interest rates currently being offered on deposits with similar characteristics and maturities.

Long-Term Debt

For long-term borrowings, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being quoted for debt with similar characteristics and maturities.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees

The fees received for the issuance of commitments to extend credit, standby letters of credit, and financial guarantees, are considered to approximate fair value. Due to the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the notional value of consideration received.

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

December 31,	2007		2006

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

FINANCIAL ASSETS
Cash and due from banks	$66,412,612	$66,412,612	$50,058,593	$50,058,593
Interest-bearing deposits with other banks	979,984	979,984	1,261,187	1,261,187
Federal funds sold	—	—	20,000,000	20,000,000
Investment securities	625,241,417	623,105,578	569,324,317	560,071,577
Loans held for sale	23,755,906	23,755,906	33,319,789	33,319,789
Loans held in portfolio, net	1,172,039,209	1,189,562,000	1,096,313,646	1,092,574,791
Customers’ liability under acceptances	200,942	200,942	98,399	98,399
Accrued interest receivable	7,081,304	7,081,304	5,844,868	5,844,868
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,013,959,470	1,013,959,470	1,004,881,046	1,004,881,046
Time deposits	513,026,709	513,179,408	517,149,377	516,920,978
Securities sold under agreements to repurchase	70,253,947	70,253,947	52,802,796	52,802,796
Federal funds purchased	65,000,000	65,000,000	—	—
Commercial paper	20,878,494	20,878,494	27,561,567	27,561,567
Short-term borrowings—FHLB	45,000,000	45,000,000	—	—
Other short-term borrowings	4,285,198	4,285,198	3,411,630	3,411,630
Acceptances outstanding	200,942	200,942	98,399	98,399
Accrued interest payable	3,570,858	3,570,858	3,309,821	3,309,821
Long-term borrowings	65,774,000	65,438,035	45,774,000	44,080,523

NOTE 21.

CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2007, the Company and the bank exceeded the requirements for “well capitalized” institutions.

The following tables present information regarding the Company’s and the bank’s regulatory capital ratios:

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
The Company	$149,014	10.87%	$109,706	8.00%	$137,133	10.00%
The bank	147,442	10.77	109,507	8.00	136,884	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	133,785	9.76	54,853	4.00	82,280	6.00
The bank	132,213	9.66	54,753	4.00	82,130	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	133,785	6.88	77,835	4.00	97,294	5.00
The bank	132,213	6.79	77,943	4.00	97,429	5.00

As of December 31, 2006

Total Capital (to Risk-Weighted Assets):
The Company	$162,232	12.74%	$102,299	8.00%	$127,874	10.00%
The bank	138,651	11.00	101,288	8.00	126,610	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	146,244	11.49	51,150	4.00	76,725	6.00
The bank	122,819	9.75	50,644	4.00	75,966	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	146,244	7.82	75,131	4.00	93,913	5.00
The bank	122,819	6.60	74,788	4.00	93,485	5.00

NOTE 22.

SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way information about operating segments is reported in annual financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.

The Company provides a broad range of financial products and services, including commercial loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2007 average interest-earning assets were 64.5% loans (corporate lending was 68.6% and real estate lending was 26.8% of total loans, respectively) and 35.3% investment securities and money market investments. There were no industry concentrations (exceeding 10% of loans, gross) in the corporate loan portfolio. Approximately 72% of loans are to borrowers located in the New York metropolitan area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

The following table provides certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Year Ended December 31, 2007
Net interest income	$27,504,459	$21,088,858	$24,261,323	$72,854,640
Noninterest income	22,954,539	9,207,095	1,615,878	33,777,512
Depreciation and amortization	702,221	364,330	2,577	1,069,128
Segment income from continuing operations before income taxes	19,150,368	14,861,571	23,315,069	57,327,008
Segment loss from discontinued operations before income taxes	(1,306,865)	—	—	(1,306,865)
Segment assets from continuing operations	827,389,487	382,561,159	770,885,839	1,980,836,485

Year Ended December 31, 2006
Net interest income	$35,262,677	$21,470,915	$16,791,484	$73,525,076
Noninterest income	20,339,968	10,031,131	965,738	31,336,837
Depreciation and amortization	628,535	393,063	2,458	1,024,056
Segment income from continuing operations before income taxes	25,227,358	13,517,899	15,492,347	54,237,604
Segment loss from discontinued operations before income taxes	(982,392)	—	—	(982,392)
Segment assets from continuing operations	750,698,220	371,762,040	738,348,258	1,860,808,518
Segment assets from discontinued operations	1,662,697	—	—	1,662,697

Year Ended December 31, 2005
Net interest income	$31,299,679	$21,740,851	$21,461,800	$74,502,330
Noninterest income	12,428,528	16,809,178	2,195,149	31,432,855
Depreciation and amortization	390,450	403,086	2,454	795,990
Segment income from continuing operations before income taxes	19,351,879	20,031,035	22,929,744	62,312,658
Segment income from discontinued operations before income taxes	1,040,882	—	—	1,040,882
Segment assets from continuing operations	694,617,210	351,195,939	864,164,967	1,909,978,116
Segment assets from discontinued operations	116,250,231	—	—	116,250,231

The following table sets forth reconciliations of net interest income, noninterest income, pre-tax income from continuing operations and total assets for reportable operating segments to the Company’s consolidated totals:

Years Ended December 31,	2007	2006	2005

Net interest income:
Total for reportable operating segments	$72,854,640	$73,525,076	$74,502,330
Other[1]	1,037,352	1,039,590	922,457

Consolidated net interest income	$73,891,992	$74,564,666	$75,424,787

Noninterest income:
Total for reportable operating segments	$33,777,512	$31,336,837	$31,432,855
Other[1]	1,946,345	2,321,492	2,583,543

Consolidated noninterest income	$35,723,857	$33,658,329	$34,016,398

Income from continuing operations before income taxes:
Total for reportable operating segments	$57,327,008	$54,237,604	$62,312,658
Other[1]	(33,372,997)	(27,872,071)	(25,740,002)

Consolidated income/loss from continuing operations before income taxes	$23,954,011	$26,365,533	$36,572,656

Assets:
Total for reportable operating segments—continuing operations	$1,980,836,485	$1,860,808,518	$1,909,978,116
—discontinued operations	—	1,662,697	116,250,231
Other[1]	31,812,298	23,486,071	29,814,139

Consolidated assets	$2,012,648,783	$1,885,957,286	$2,056,042,486

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

NOTE 23.

PARENT COMPANY

CONDENSED BALANCE SHEETS

December 31,	2007	2006

ASSETS
Cash and due from banks
Banking subsidiary	$4,336,453	$15,963,288
Other banks	3,730	1,230
Interest-bearing deposits—banking subsidiary	15,391,821	30,367,015
Securities available for sale (at estimated fair value)	248,060	66,049
Loans, net of unearned discount	4,800,250	4,800,250
Investment in subsidiaries
Banking subsidiary (including goodwill of $22,900,912 and $22,862,051, respectively)	147,700,620	137,231,518
Other subsidiaries	11,530,711	11,981,127
Other assets	10,987,721	11,326,937

	$194,999,366	$211,737,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$20,878,494	$27,561,567
Due to subsidiaries
Other subsidiaries	1,045,327	995,870
Accrued expenses and other liabilities	26,231,268	25,143,206
Junior subordinated debt (see Note 11)	25,774,000	25,774,000
Shareholders’ equity	121,070,277	132,262,771

	$194,999,366	$211,737,414

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,	2007	2006	2005

INCOME
Dividends and interest from
Banking subsidiary	$10,063,533	$20,088,150	$22,588,819
Other subsidiaries	—	1,327,891	1,270,190
Loans	251,868	—	—
Securities available for sale	2,068	5,129	2,863
Other income	20,359	1,396	21,187

Total income	10,337,828	21,422,566	23,883,059

EXPENSE
Interest expense	3,535,667	4,203,131	3,138,978
Other expenses	3,707,035	5,187,090	4,865,828

Total expense	7,242,702	9,390,221	8,004,806

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	3,095,126	12,032,345	15,878,253
Benefit for income taxes	(2,521,438)	(3,424,488)	(2,982,742)

	5,616,564	15,456,833	18,860,995
Equity in undistributed net income (loss) of
Banking subsidiary (net of (loss)/income on discontinued operations of $(126,242), $(242,803) and $123,939, respectively)	9,432,725	5,202,425	4,648,066
Other subsidiaries (net of (loss)/income on discontinued operations of $(668,792), $(9,995,861) and $440,177, respectively)	(450,417)	(9,899,197)	517,764

Net income	$14,598,872	$10,760,061	$24,026,825

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2007	2006	2005

OPERATING ACTIVITIES
Net income	$14,598,872	$10,760,061	$24,026,825
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned compensation	—	22,007	269,205
Increase in accrued expenses and other liabilities	1,088,062	10,006,962	2,637,645
Equity in undistributed net loss (income) of subsidiaries	(8,982,308)	4,696,772	(5,165,830)
Decrease (Increase) in other assets	348,840	(5,192,190)	(568,292)
Other, net	(249,074)	(339,605)	(719,643)

Net cash provided by operating activities	6,804,392	19,954,007	20,479,910

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits—banking subsidiary	14,975,194	(29,725,025)	(251,681)
Purchase of securities available for sale	(191,635)	—	—
Increase in loans	—	(4,800,250)	—
Increase in due to subsidiaries, net	49,457	933	1,709
Decrease (Increase) in due from subsidiaries, net	—	66,318,091	(12,315,414)
Capital contributed to subsidiaries	—	(15,181,649)	—

Net cash provided by (used in) investing activities	14,833,016	16,612,100	(12,565,386)

FINANCING ACTIVITIES
Net (decrease) increase in commercial paper	(6,683,073)	(10,629,449)	12,199,978
Cash dividends paid on common shares	(13,755,127)	(14,216,097)	(14,035,197)
Proceeds from exercise of stock options	798,117	1,338,013	2,701,565
Purchase of treasury shares	(13,621,660)	(5,831,017)	(10,507,293)
Cash paid in lieu of fractional shares in connection with stock dividend/split	—	—	(25,113)

Net cash used in financing activities	(33,261,743)	(29,338,550)	(9,666,060)

Net (decrease) increase in cash and due from banks	(11,624,335)	7,227,557	(1,751,536)
Cash and due from banks—beginning of year	15,964,518	8,736,961	10,488,497

Cash and due from banks—end of year	$4,340,183	$15,964,518	$8,736,961

Supplemental disclosure of cash flow information:
Interest paid	$3,493,180	$4,233,098	$3,057,648
Income taxes paid	2,082,983	3,175,881	15,305,000

NOTE 24.

COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $4,783,441, $4,833,664 and $4,104,536 for the years ended December 31, 2007, 2006 and 2005, respectively, which are net of rental income for a sublease of $192,777, $190,702 and $177,303 for the years ended December 31, 2007, 2006 and 2005, respectively.

The future minimum rental commitments as of December 31, 2007 under noncancelable leases follow:

Year(s)	Rental Commitments

2008	$4,018,454
2009	3,710,651
2010	2,829,911
2011	2,179,157
2012	2,038,575
2013 and thereafter	7,191,862

Total	$21,968,610

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

Loan commitments, approximately 70% of which have an original maturity of one year or less, were approximately $50,551,000 as of December 31, 2007. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FIN No. 45, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2007, these commitments totaled $40,215,687 of which $33,806,307 expire within one year and $6,409,380 within two years. Approximately 84% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2007 ranged from 0% to 100%; the average amount collateralized was approximately 91%.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

NOTE 25.

QUARTERLY DATA (UNAUDITED)

2007 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income[1]	$29,106,448	$29,925,842	$31,242,792	$31,176,879
Total interest expense[1]	11,603,823	11,720,140	12,142,153	12,093,853
Net interest income[1]	17,502,625	18,205,702	19,100,639	19,083,026
Provision for loan losses[1]	1,250,000	1,078,332	2,125,000	1,399,998
Net securities (losses)/gains[1]	—	(2,001)	(1,075)	191,442
Noninterest income, excluding securities gains[1]	9,229,296	9,053,512	7,813,099	9,439,584
Noninterest expenses[1]	19,683,750	20,228,031	19,421,788	20,474,939
Income from continuing operations, net of tax	3,571,673	3,791,438	3,841,057	4,189,738
(Loss)/income from discontinued operations, net of tax	(91,971)	71,252	(774,315)	—
Net income	3,479,702	3,862,690	3,066,742	4,189,738
Income from continuing operations, net of tax, per average common share:
Basic	0.19	0.21	0.21	0.24
Diluted	0.19	0.20	0.21	0.23
Net income per average common share:
Basic	0.19	0.21	0.17	0.24
Diluted	0.18	0.20	0.17	0.23
Common stock closing price:
High	19.75	18.15	16.12	15.15
Low	17.55	15.24	13.65	11.81
Quarter-end	18.10	16.03	14.00	13.64

2006 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income[1]	$27,395,380	$29,174,078	$29,767,237	$30,249,425
Total interest expense[1]	9,001,723	10,043,086	11,275,605	11,701,040
Net interest income[1]	18,393,657	19,130,992	18,491,632	18,548,385
Provision for loan losses[1]	1,365,000	377,229	1,510,367	1,250,000
Net securities (losses)/gains[1]	(459,497)	14,866	—	1,514
Noninterest income, excluding securities gains[1]	6,244,350	8,990,840	9,250,995	9,615,261
Noninterest expenses[1]	18,522,352	18,805,582	19,455,237	20,571,695
Income from continuing operations, net of tax	6,484,892	5,382,291	5,021,566	4,109,976
(Loss)/income from discontinued operations, net of tax	(44,759)	(516,806)	150,752	(192,940)
(Loss)/income on sale of discontinued operations, net of tax	—	—	(9,604,166)	(30,745)
Net income/(loss)	6,440,133	4,865,485	(4,431,848)	3,886,291
Income from continuing operations, net of tax, per average common share:
Basic	0.34	0.29	0.27	0.22
Diluted	0.33	0.28	0.27	0.21
Net income (loss) per average common share:
Basic	0.34	0.26	(0.23)	0.20
Diluted	0.33	0.25	(0.23)	0.20
Common stock closing price:
High	23.15	21.09	21.14	19.82
Low	18.74	17.48	18.14	18.55
Quarter-end	20.60	19.50	19.66	19.70

[1] continuing operations.

NOTE 26.

ADOPTION OF SAB 108

The Company adopted SEC SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective during the year ended December 31, 2006. Under SAB No. 108, the cumulative effect of immaterial misstatements originating in prior years that, if adjusted in the current year, would be immaterial to the current year financial statements should be reported in the carrying amounts of assets and liabilities as of the beginning of the current year, and the offsetting adjustment should be made to the opening balance of retained earnings for the current year. Accordingly, in the fourth quarter of 2006, the Company recorded a cumulative effect adjustment, relating to operating leases, of $(589,329) to the beginning balance of retained earnings for 2006. Management considered the prior year misstatements, which have been corrected through the cumulative effect adjustment, as immaterial based on management’s historical practice of evaluating such misstatements.

The Company’s previous accounting treatment for recognizing occupancy expense related to operating leases arose at the inception of these leases in 1997. Previously, the Company recorded occupancy expense based on contractual amounts and the timing of actual payments. The Company revised its accounting for operating leases to recognize occupancy expense on a straight-line basis over the lease term, which included certain periods during which facilities were under construction. This accounting treatment is in accordance with SFAS No. 13, Accounting for Leases, and related interpretations. The cumulative effect adjustment resulted in increases at January 1, 2006 of $1,074,241 to deferred rent liability (in other liabilities) and $484,912 to deferred tax assets (in other assets).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Sterling Bancorp:

We have audited the accompanying consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, and the financial position of Sterling National Bank and subsidiaries as of December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 26 to the consolidated financial statements, in 2006 the Company adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

(c) Report of independent registered public accounting firm

The Shareholders and Board of Directors
Sterling Bancorp:

We have audited Sterling Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2007 and 2006, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2008

(d) Changes in internal control over financial reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 17 at the end of Part I of this report. The other information required by Item 10 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2007 and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2007 and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information appearing in Note 16 of the Company’s consolidated financial statements beginning on page 65.

The following table provides information as of December 31, 2007, regarding securities issued to all of the Company’s employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2007, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	1,764,690	$12.35	458,533
Equity Compensation Plans not approved by security holders	—	—	—

TOTAL	1,764,690	$12.35	458,533

The other information required by Item 12 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2007 and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2007 and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2007 and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	1.	Financial Statements
Sterling Bancorp
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Sterling National Bank
Consolidated Statements of Condition as of December 31, 2007 and 2006

	2.	Financial Statement Schedules
None

	3.	Exhibits

3.	(i)

Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004 (Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(ii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3(ii) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

4.	(a)

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

(iii)(E)

Amendments to Employment Agreements dated March 18, 2006 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(E)(a) and 10(iii)(E)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

(iii)(F)

Amendments to Employment Agreements dated March 15, 2007 for Louis J. Cappelli and John C. Millman (Filed as Exhibits10(iii)(F)(a) and 10(iii)(F)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

	(iii)(G)	Amendments to Employment Agreements dated March 13, 2008: (a) For Louis J. Cappelli (b) For John C. Millman

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

(iv)(E)

Form of Change of Control Severance and Retention Agreement, dated as of November 7, 2006, entered into between the Registrant and one officer (filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

	(iv)(F)	Form of Change of Control Severance and Retention Agreement, dated as of September 7, 2006, entered into between the Registrant and one officer.

11.		Statement re: Computation of Per Share Earnings.

12.		Statement re: Computation of Ratios.

21.		Subsidiaries of the Registrant.

23.		Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.		Rule 13a-14(a) Certifications.

32.		Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP

/s/ Louis J. Cappelli

Louis J. Cappelli, Chairman and Chief Executive Officer
(Principal Executive Officer)

March 14, 2008

Date

/s/ John W. Tietjen

John W. Tietjen, Executive Vice President
(Principal Financial and Accounting Officer)

March 14, 2008

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 14, 2008	/s/ Louis J. Cappelli

(Date)	Louis J. Cappelli
Director, Chairman and
Chief Executive Officer
(Principal Executive Officer)

March 14, 2008	/s/ John W. Tietjen

(Date)	John W. Tietjen
Executive Vice President
(Principal Financial and Accounting Officer)

March 14, 2008	/s/ John C. Millman

(Date)	John C. Millman
Director

March 14, 2008	/s/ Joseph M. Adamko

(Date)	Joseph M. Adamko
Director

March 14, 2008	/s/ Walter Feldesman

(Date)	Walter Feldesman
Director

March 14, 2008	/s/ Henry J. Humphreys

(Date)	Henry J. Humphreys
Director

March 14, 2008	/s/ Eugene T. Rossides

(Date)	Eugene T. Rossides
Director

EXHIBIT INDEX

10.	(iii)(G)	Amendments to Employment Agreements dated March 13, 2008:
(a) For Louis J. Cappelli
(b) For John C. Millman

11.		Statement re: Computation of Per Share Earnings.

12.		Statement re: Computation of Ratios.

21.		Subsidiaries of the Registrant.

23.		Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.1		Rule 13a-14(a) Certifications.

31.2		Rule 13a-14(a) Certifications.

32.		Section 1350 Certifications.