Form 10-Q
period 2008-03-31
STERLING BANCORP
filed 2008-05-09
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________________________

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

As of April 30, 2008 there were 17,988,970 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$53,033,454	$66,412,612
Interest-bearing deposits with other banks	678,039	979,984

Securities available for sale (at estimated fair value; pledged: $218,964,186 in 2008 and $102,326,258 in 2007)	412,520,757	263,380,570
Securities held to maturity (pledged: $164,834,575 in 2008 and $191,549,044 in 2007) (estimated fair value: $352,860,786 in 2008 and $359,725,008 in 2007)	348,506,916	361,860,847

Total investment securities	761,027,673	625,241,417

Loans held for sale	22,234,382	23,755,906

Loans held in portfolio, net of unearned discounts	1,155,402,238	1,187,123,984
Less allowance for loan losses	15,162,093	15,084,775

Loans, net	1,140,240,145	1,172,039,209

Customers’ liability under acceptances	—	200,942
Goodwill	22,900,912	22,900,912
Premises and equipment, net	10,775,977	11,178,883
Other real estate	2,185,762	1,669,993
Accrued interest receivable	8,167,830	7,081,304
Bank owned life insurance	29,310,362	29,041,115
Other assets	54,802,410	52,146,506

	$2,105,356,946	$2,012,648,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$494,307,935	$535,350,808
Savings, NOW and money market deposits	466,069,521	467,446,622
Time deposits	534,657,434	524,188,749

Total deposits	1,495,034,890	1,526,986,179

Securities sold under agreements to repurchase - customers	48,753,208	60,053,947
Securities sold under agreements to repurchase - dealers	44,514,000	10,200,000
Federal funds purchased	45,000,000	65,000,000
Commercial paper	19,990,056	20,878,494
Short-term borrowings - FHLB	49,000,000	45,000,000
Short-term borrowings - other	2,011,968	4,285,198
Long-term borrowings - FHLB	150,000,000	40,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	385,043,232	271,191,639

Acceptances outstanding	—	200,942
Accrued expenses and other liabilities	101,700,059	93,199,746

Total liabilities	1,981,778,181	1,891,578,506

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,813,131 and 21,278,531 shares, respectively	21,813,131	21,278,531
Capital surplus	174,599,929	168,868,895
Retained earnings	17,404,146	17,537,732
Accumulated other comprehensive loss, net of tax	(9,217,239)	(10,811,811)

	204,599,967	196,873,347
Less
Common shares in treasury at cost, 3,824,161 and 3,459,302 shares, respectively	81,021,202	75,803,070

Total shareholders’ equity	123,578,765	121,070,277

	$2,105,356,946	$2,012,648,783

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007

INTEREST INCOME
Loans	$20,820,543	$21,726,998
Investment securities
Available for sale	4,711,885	1,844,714
Held to maturity	4,225,322	4,869,125
Federal funds sold	—	635,308
Deposits with other banks	11,636	30,684

Total interest income	29,769,386	29,106,829

INTEREST EXPENSE
Deposits
Savings, NOW and money market	1,609,807	2,859,406
Time	5,338,231	6,547,498
Securities sold under agreements to repurchase
- customers	646,047	1,074,994
- dealers	316,891	—
Federal funds purchased	361,622	12,379
Commercial paper	194,551	349,739
Short-term borrowings - FHLB	214,924	—
Short-term borrowings - other	14,142	11,868
Long-term borrowings - FHLB	714,315	224,501
Long-term borrowings - subordinated debentures	523,438	523,438

Total interest expense	9,933,968	11,603,823

Net interest income	19,835,418	17,503,006
Provision for loan losses	1,950,000	1,250,000

Net interest income after provision for loan losses	17,885,418	16,253,006

Total noninterest income	8,671,884	9,182,841

Total noninterest expenses	20,166,546	19,637,676

Income from continuing operations before income taxes	6,390,756	5,798,171
Provision for income taxes	2,388,865	2,226,498

Income from continuing operations	4,001,891	3,571,673
Discontinued operations:
Loss, net of income tax	—	(91,971)

Net income	$4,001,891	$3,479,702

Average number of common shares outstanding
Basic	17,920,938	18,645,423
Diluted	18,120,025	19,128,056

Income from continuing operations, per average common share
Basic	$0.22	$0.19
Diluted	0.22	0.19

Net income, per average common share
Basic	0.22	0.19
Diluted	0.22	0.18

Dividends per common share	0.19	0.19

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Income	$4,001,891	$3,479,702

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	1,355,072	336,448

Reclassification adjustment for amortization of:
Prior service cost	9,126	13,545
Net actuarial losses	230,374	182,446

Comprehensive income	$5,596,463	$4,012,141

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Common Stock
Balance at January 1	$21,278,531	$21,177,084
Common shares issued under stock incentive plan	534,600	85,086

Balance at March 31	$21,813,131	$21,262,170

Capital Surplus
Balance at January 1	$168,868,895	$167,960,063
Common shares issued under stock incentive plan and related tax benefits	5,731,034	655,734

Balance at March 31	$174,599,929	$168,615,797

Retained Earnings
Balance at January 1	$17,537,732	$16,693,987
Adjustment upon adoption of EITF 06-4 effective January 1, 2008	(726,008)	—

Balance at January 1 as adjusted	16,811,724	16,693,987
Net income	4,001,891	3,479,702
Cash dividends paid - common shares	(3,409,469)	(3,542,319)

Balance at March 31	$17,404,146	$16,631,370

Accumulated Other Comprehensive Loss
Balance at January 1	$(10,811,811)	$(11,842,908)

Unrealized holding gains arising during the period:
Before tax	2,471,226	613,284
Tax effect	(1,116,154)	(276,836)

Net of tax	1,355,072	336,448

Reclassification adjustment for amortization of:
Prior service cost, net of tax	9,126	13,545
Net actuarial losses, net of tax	230,374	182,446

Total	239,500	195,991

Balance at March 31	$(9,217,239)	$(11,310,469)

Treasury Stock
Balance at January 1	$(75,803,070)	$(61,725,455)
Surrender of shares issued under stock incentive plan	(5,218,132)	(455,955)

Balance at March 31	$(81,021,202)	$(62,181,410)

Total Shareholders’ Equity
Balance at January 1	$121,070,277	$132,262,771
Net changes during the period	2,508,488	754,687

Balance at March 31	$123,578,765	$133,017,458

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating Activities
Net Income	$4,001,891	$3,479,702
Loss from discontinued operations included below in operating cash flows from discontinued operations	—	91,971

Income from continuing operations	4,001,891	3,571,673
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	1,950,000	1,250,000
Depreciation and amortization of premises and equipment	645,536	639,479
Income from bank owned life insurance	(269,247)	(252,551)
Deferred income tax provision	789,173	1,431,346
Proceeds from sale of loans	108,453,184	138,527,585
Gains on sales of loans, net	(2,498,588)	(2,832,421)
Originations of loans held for sale	(106,844,434)	(141,951,650)
Amortization of premiums on securities	88,764	94,298
Accretion of discounts on securities	(226,179)	(84,699)
(Increase) Decrease in accrued interest receivable	(1,086,526)	649,209
Increase (Decrease) in accrued expenses and other liabilities	8,500,313	(8,002,181)
Increase in other assets	(5,308,052)	(552,541)
Other, net	304,509	(456,170)

Net cash provided by (used in) operating activities	8,500,344	(7,968,623)

Investing Activities
Purchase of premises and equipment	(242,630)	(955,848)
Net decrease (increase) in interest-bearing deposits with other banks	301,945	(589,695)
Net decrease in Federal funds sold	—	20,000,000
Net decrease in loans held in portfolio	31,295,820	30,113,262
Decrease (Increase) in other real estate	448,837	(3,432)
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	13,354,576	19,516,795
Purchases of securities - held to maturity	—	(25,003,500)
Proceeds from prepayments, redemptions or maturities of securities - available for sale	86,639,386	34,093,334
Purchases of securities - available for sale	(232,434,844)	(29,996,170)

Net cash (used in) provided by investing activities	(100,636,910)	47,174,746

Financing Activities
Net decrease in noninterest-bearing deposits	(41,042,873)	(84,709,197)
Net increase in interest-bearing deposits	9,091,584	71,836,670
Net decrease in Federal funds purchased	(20,000,000)	—
Net increase in securities sold under agreement to repurchase	23,013,261	8,804,340
Net increase (decrease) in commercial paper and other short-term borrowings	838,332	(745,068)
Increase in long-term borrowings	110,000,000	—
Net proceeds from exercise of stock options	266,573	628,382
Cash dividends paid on common stock	(3,409,469)	(3,542,319)

Net cash provided by (used in) financing activities	78,757,408	(7,727,192)

Cash flows from discontinued operations
Operating cash flows	—	(10,814)
Investing cash flows	—	171,925

Total	—	161,111

Net (decrease) increase in cash and due from banks	(13,379,158)	31,640,042
Cash and due from banks - beginning of period	66,412,612	50,058,593

Cash and due from banks - end of period	$53,033,454	$81,698,635

Supplemental disclosures:
Interest paid	$9,509,083	$11,445,120
Income taxes paid	4,864,932	163,976

Loans held for sale transferred to portfolio	1,646,363	—
Loans transferred to other real estate	964,606	169,367

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Significant Accounting Policies

Nature of Operations. Sterling Bancorp (the “parent company”) is a financial holding company, pursuant to an election made under the Gramm-Leach-Biley Act of 1999. Throughout the notes, the term the “Company” refers to Sterling Bancorp and its subsidiaries. The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, leasing, deposit services, trust and estate administration and investment management services. The Company has operations principally in New York and conducts business throughout the United States.

Basis of Presentation . The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended March 31, 2008 and 2007 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Use of Estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary.

Fair Value Measurements. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements (See Note 7 - Fair Value Measurements). The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 1, 2008 but did not elect the fair value option for any of its financial assets or financial liabilities.

Endorsement Split-Dollar Life Insurance Arrangements. On January 1, 2008, the Company recognized a cumulative-effect adjustment to retained earnings totaling $726 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (“EITF 06-4”) (See Note 4-Employee Benefit Plans).

Note 2. Loans

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31, 2008	December 31, 2007

Loans held for sale, net of valuation reserve ($262,801 at March 31, 2008 and $64,958 at December 31, 2007)
Real estate-residential mortgage	$22,234,382	$23,755,906

Loans held in portfolio
Commercial and industrial	$512,628,465	$539,969,407
Lease financing	292,458,496	287,563,583
Factored receivables	93,101,778	93,016,702
Real estate-residential mortgage	130,468,335	129,464,803
Real estate-commercial mortgage	98,267,731	99,093,560
Real estate-construction and land development	34,573,704	37,161,197
Installment	11,955,595	12,103,045
Loans to depository institutions	20,000,000	27,000,000

Loans held in portfolio, gross	1,193,454,104	1,225,372,297
Less unearned discounts	38,051,866	38,248,313

Loans held in portfolio, net of unearned discounts	$1,155,402,238	$1,187,123,984

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Investment Securities

There were no sales and/or calls of either available for sale securities or held to maturity securities.

Note 4. Employee Benefit Plans

The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended March 31,

	2008	2007

Service cost	$496,234	$409,271
Interest cost	752,180	567,201
Expected return on plan assets	(647,686)	(475,457)
Amortization of prior service cost	16,643	24,689
Recognized actuarial loss	420,129	332,567

Net periodic benefit cost	$1,037,500	$858,271

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute approximately $2,000,000 to the defined benefit pension plan in 2008. No contribution has been made as of March 31, 2008.

EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits are considered not to have effectively settled an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $726 thousand.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 5. Noninterest income and expenses

The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended March 31,

	2008	2007

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	$3,564,704	$3,667,619
Service charges on deposit accounts	1,351,598	1,481,612
Other customer related service charges and fees	675,126	690,108
Mortgage banking income	2,498,588	2,832,420
Trust fees	135,280	141,203
Bank owned life insurance income	269,247	252,551
Losses on sales of other real estate owned, net	(227,668)	(46,074)
Other income	405,009	163,402

Total noninterest income	$8,671,884	$9,182,841

NONINTEREST EXPENSES
Salaries	$9,348,662	$9,209,164
Employee benefits	2,835,722	2,277,909

Total personnel expense	12,184,384	11,487,073
Occupancy and equipment expenses, net	3,009,642	2,707,703
Advertising and marketing	634,954	963,901
Professional fees	1,363,703	1,339,775
Communications	455,876	516,270
Other expenses	2,517,987	2,622,954

Total noninterest expense	$20,166,546	$19,637,676

Note 6. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2008 year-to-date average interest-earning assets were 60.4% loans (corporate lending was 68.2% and real estate lending was 26.9% of total loans, respectively) and 39.4% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 77% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments for the three month periods ended March 31,2008 and 2007 (all amounts are from continuing operations except where designated as discontinued):

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended March 31, 2008
Net interest income	$8,064,293	$4,855,441	$6,663,880	$19,583,614
Noninterest income	5,246,676	2,355,858	560,333	8,162,867
Depreciation and amortization	192,394	90,088	793	283,275
Segment income before income taxes	8,179,685	2,709,249	6,354,537	17,243,471
Segment assets	797,212,345	383,301,919	893,886,384	2,074,400,648

Three Months Ended March 31, 2007
Net interest income	$6,225,650	$4,974,172	$6,054,048	$17,253,870
Noninterest income	5,582,025	2,874,925	335,723	8,792,673
Depreciation and amortization	180,404	92,308	614	273,326
Segment income from continuing operations before income taxes	4,121,969	4,247,900	5,746,217	14,116,086
Segment income from discontinued operations before income taxes	(167,454)	—	—	(167,454)
Segment assets from continuing operations	727,283,459	367,001,856	752,824,906	1,847,110,221
Segment assets from discontinued operations	1,302,240	—	—	1,302,240

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended March 31,
	2008	2007

Net interest income:
Total for reportable operating segments	$19,583,614	$17,253,870
Other [1]	251,804	249,136

Consolidated net interest income	$19,835,418	$17,503,006

Noninterest income:
Total for reportable operating segments	$8,162,867	$8,792,673
Other [1]	509,017	390,168

Consolidated noninterest income	$8,671,884	$9,182,841

Income from continuing operations before income taxes:
Total for reportable operating segments	$17,243,471	$14,116,086
Other [1]	(10,852,715)	(8,317,915)

Consolidated income from continuing operations before income taxes	$6,390,756	$5,798,171

Assets:
Total for reportable operating segments:
- continuing operations	$2,074,400,648	$1,847,110,221
- discontinued operations	—	1,302,240
Other [1]	30,956,298	25,765,711

Consolidated assets	$2,105,356,946	$1,874,178,172

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008. In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for certain non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets or liabilities (2) significant other observable inputs and (3) significant unobservable inputs.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Examples of financial instruments generally included in this level are U.S. Treasury securities, equity and trust preferred securities that trade in active markets and listed derivative instruments.

•

Level 2 Inputs - Inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. Examples of financial instruments generally included in this level are corporate debt, mortgage-backed certificates issued by U.S. government corporations and government sponsored enterprises, equity securities (including Federal Home Loan Bank and Federal Reserve Bank common stock) that trade in inactive (or less active) markets, and certain derivative instruments.

•

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own judgments about the assumptions that market participants would use in pricing the assets or liabilities. Examples of financial instruments generally included in this level are private equities, certain loans held for sale and other alternative investments.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

          In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily use, as inputs, observable market-based parameters. Fair value of loans held for sale is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

          Securities available for sale and other investments. Securities classified as available for sale and other investments (included in “Other assets” on the consolidated balance sheet) are generally reported at fair value utilizing Level 1 and Level 2 inputs. Investments in fixed income securities, exclusive of preferred stock and mortgage-backed securities, are valued based on evaluations provided by Interactive Data Corporation (“IDC”), a leading global provider of market data information. IDC evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position in a current sale. IDC seeks to utilize market data and observations in its evaluation service, and gives priority to observable benchmark yields and reported trades. IDC utilizes evaluated pricing techniques that vary by asset class and incorporate available market information; because many fixed income securities do not trade on a daily basis, IDC applies available information through processes such as benchmark curves, benchmarking of similar securities, sector groupings and matrix pricing. Model processes such as option-adjusted spread models are used to value securities that have prepayment features.

          For mortgage-backed securities issued by U.S. government corporations and government sponsored enterprises management considers dealer indicative bids in the valuation process. Indicative bids are estimates of value and do not necessarily represent the price at which the dealer would be willing to transact. Such bids are compared to IDC evaluated prices for reasonableness as well as consistency with observable market conditions.

          Publicly traded common and preferred stocks are valued by reference to the market closing price (last trade) on the measurement date. In the unlikely event that no trade occurred on the measurement date, reference would be made to an indicative bid or the last trade most proximate to the measurement date.

Interest rate floor contract. The value of the interest rate floor derivative contract is determined by reference to quotes from an independent broker.

          The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$4,609,521	$407,911,236	$—	$412,520,757
Other investments	$7,566,604	$3,234,895	$—	$10,801,499
Interest rate floor contract	$—	$110,973	$—	$110,973

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

          Certain financial assets and financial liabilities, including loans held for sale, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes financial assets measured at fair value on a non-recurring basis as of March 31, 2008:

	Period Ended 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Loans held for sale	$774,693	—	—	$774,693	$(262,801)

          In accordance with the provisions of SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, mortgage loans held for sale with a carrying amount $1,037,494 were written down to their fair value of $774,693 resulting in a loss of $262,801, which was included in earnings for the period.

          Reporting units measured at fair value in the first step of a goodwill impairment test and certain non-financial assets measured at fair value on a non-recurring basis (such as those measured at fair value in the second step of a goodwill impairment test) and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment, inculding other real estate owned, will be measured at fair value under SFAS No. 157 beginning January 1, 2009.

          Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the Company to choose to report eligible items at fair value in the financial statements and on an ongoing basis, after making an election to do so at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS No. 159 on January 1, 2008 but did not elect a fair value option for any of its financial assets or financial liabilities.

Note 8. New Accounting Standards

          On January 1, 2008, the Company adopted the guidance contained in the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 did not have a material impact on the Company’s financial statements.

          SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No.161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank (the “bank”). Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration and investment management services. The Company has operations in the metropolitan New York area and New Jersey and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the metropolitan New York area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the three months ended March 31, 2008, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 60.3% and investment securities represented 39.5% of the bank’s average earning assets for the first quarter of 2008.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on page 27. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 26.

Comparison of the Three Months Ended March 31, 2008 and 2007

The Company reported net income for the three months ended March 31, 2008 of $4.0 million, representing $0.22 per share calculated on a diluted basis, compared to $3.5 million, or $0.18 per share calculated on a diluted basis, for the first quarter of 2007. This increase reflects higher net interest income which was partially offset by increases in the provision for loan losses, noninterest expenses and the provision for income taxes coupled with lower noninterest income.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $20.0 million for the first quarter of 2008 compared to $17.6 million for the 2007 period. Net interest income benefitted from higher average investment securities and loan balances, higher yields on investment securities and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.39% for the first quarter of 2008 compared to 4.24% for the 2007 period. The net interest margin was impacted by the lower interest rate environment in 2008, the higher level of noninterest-bearing demand deposits and the effect of higher average investment securities and loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $29.9 million for the first quarter of 2008, up $0.6 million, from the 2007 period. The tax-equivalent yield on interest-earning assets was 6.65% for the first quarter of 2008 compared to 7.15% for the 2007 period.

Interest earned on the loan portfolio decreased to $20.8 million for the first quarter of 2008 from $21.7 million the prior year period. Average loan balances amounted to $1,104.5 million, an increase of $51.2 million from an average of $1,053.3 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.3 million increase in interest earned on loans. The decrease in the yield on the loan portfolio to 7.80% for the first quarter of 2008 from 8.66% for the 2007 period was primarily attributable to the lower interest rate environment in 2008 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $9.1 million for the first quarter of 2008 from $6.8 million in the prior year period. Average outstandings increased to $720.5 million (39.4% of average earning assets) for the first quarter of 2008 from $579.1 million (34.4% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 7.4 years at March 31, 2008 compared to 4.4 years at March 31, 2007.

Interest earned on federal funds sold and deposits with other banks decreased by $0.7 million for the first quarter of 2008 from $0.7 million for the 2007 period, primarily due to lower funds employed in these assets. Average outstandings for these assets decreased to $3.3 million for the first quarter of 2008 from $50.6 million in the prior year period.

Total interest expense decreased by $1.7 million for the first quarter of 2008 from $11.6 million for the 2007 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings partially offset by the impact of higher borrowed funds balances.

Interest expense on deposits decreased to $6.9 million for the first quarter of 2008 from $9.4 million for the 2007 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 2.75% which was 100 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2008.

Interest expense on borrowings increased to $3.0 million for the first quarter of 2008 from $2.2 million for the 2007 period, primarily due to an increase in average balances which was partially offset by lower rates paid for these funds. Average borrowings increased to $330.5 million for the first quarter of 2008 from $170.6 million in the prior year period, reflecting greater reliance by the Company on wholesale funding. The average rate paid for borrowed funds was 3.63% which was 159 basis points lower than the prior year period. The decrease in the average cost of borrowings refle1cts the lower interest rate environment in 2008.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 21), the provision for loan losses for the first quarter of 2008 was $2.0 million, compared to $1.3 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolios, changes in general economic conditions and the amount of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $8.7 million for the first quarter of 2008 from $9.2 million in the 2007 period. The decrease principally resulted from lower mortgage banking income and greater losses related to the sale of other real estate owned properties attributable to the disruption of the residential real estate market. Factors contributing to lower mortgage banking income were the recognition of a revaluation charge which reduced the carrying values of residential mortgage loans held for sale to the lower of cost or market and a lower volume of loans sold.

Noninterest Expenses

Noninterest expenses for the first quarter of 2008 increased $0.5 million when compared to the 2007 period. The increase was primarily due to higher salaries, related to normal salary adjustments, employee benefits primarily related to increased healthcare insurance and pension costs and occupancy and equipment costs related to greater rent expense. These increases were partially offset by lower advertising and marketing expenses due to the timing of new advertising campaigns.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2008 increased to $2.4 million from $2.2 million for the first quarter of 2007. The increase was primarily due to the higher level of pre-tax income in the 2008 period.

BALANCE SHEET ANALYSIS

Securities

At March 31, 2008, the Company’s portfolio of securities totaled $761.0 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $711.2 million which is approximately 93.5% of total. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $5.2 million and $0.8 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at estimated fair value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $4.2 million and gross unrealized losses of $3.5 million.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield
March 31, 2008	AFS	HTM	AFS		HTM

Mortgage-backed securities	4.5 years	4.6 years	4.71%		4.66%
Agency notes (with original call dates ranging between 3 and 36 months)	13.4 years	9.4 years	5.63%		6.19%
Agency notes (noncallable)	—	0.4 years	—		4.58%
Obligations of state and political subdivisions	5.9 years	—	6.12	% (1)	—

(1)       tax equivalent

The following table presents information regarding securities available for sale:

March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$8,805,396	$35,482	$47,165	$8,793,713
CMO’s (Federal Home Loan Mortgage Corporation)	22,397,403	34,820	185,308	22,246,915
CMO’s (Government National Mortgage Association)	8,288,670	—	275,620	8,013,050
Federal National Mortgage Association	62,002,291	621,248	281,415	62,342,124
Federal Home Loan Mortgage Corporation	35,623,551	343,744	62,798	35,904,497
Government National Mortgage Association	3,236,508	173,725	3,237	3,406,996

Total mortgage-backed securities	140,353,819	1,209,019	855,543	140,707,295

Agency Notes
Federal Home Loan Bank	139,958,121	1,574,692	87,500	141,445,313
Federal Farm Credit Bank	79,912,119	884,756	—	80,796,875

Total obligations of U.S. Government corporations and government sponsored enterprises	360,224,059	3,668,467	943,043	362,949,483

Obligations of state and political institutions	20,727,850	488,687	62,043	21,154,494
Trust preferred securities	5,377,487	6,363	794,051	4,589,799
Corporate securities	13,613,341	—	1,725,481	11,887,860
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	10,489,700	—	—	10,489,700
Other securities	304,442	14,279	—	318,721

Total	$411,867,579	$4,177,796	$3,524,618	$412,520,757

The following table presents information regarding securities held to maturity:

March 31, 2008	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$12,316,399	$51,681	$64,564	$12,303,516
CMO’s (Federal Home Loan Mortgage Corporation)	20,991,139	115,231	120,010	20,986,360
Federal National Mortgage Association	164,404,293	2,712,642	118,725	166,998,210
Federal Home Loan Mortgage Corporation	117,141,059	923,137	522,834	117,541,362
Government National Mortgage Association	8,405,510	412,896	—	8,818,406

Total mortgage-backed securities	323,258,400	4,215,587	826,133	326,647,854

Federal Home Loan Bank agency notes	24,998,516	965,546	—	25,964,062

Total obligations of U.S. Government corporations and government sponsored enterprises	348,256,916	5,181,133	826,133	352,611,916

Debt securities issued by foreign governments	250,000	—	1,130	248,870

Total	$348,506,916	$5,181,133	$827,263	$352,860,786

The Company invests principally in obligations of U.S. government corporations and government sponsored enterprises and A- rated or better investments. The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes. The Company determined that it has the ability to hold its investments until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment.

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

The Company’s commercial and industrial loan and factored receivables portfolios represents approximately 51% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 21% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 22% of all loans. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31,

	2008		2007

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$512,376	43.51%	$504,270	45.02%
Equipment lease financing	254,885	21.64	211,675	18.90
Factored receivables	92,876	7.89	92,312	8.24
Real estate - residential mortgage	152,702	12.97	153,504	13.70
Real estate- commercial mortgage	98,268	8.34	88,451	7.90
Real estate -construction and land development	34,574	2.94	30,280	2.70
Installment - individuals	11,956	1.01	12,672	1.13
Loans to depository institutions	20,000	1.70	27,000	2.41

Loans, net of unearned discounts	$1,177,637	100.00%	$1,120,164	100.00%

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

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended March 31,
	2008	2007

	($ in thousands)

Average loans held in portfolio, net of unearned discounts, during period	$1,081,085	$1,014,079

Allowance for loan losses:
Balance at beginning of period	$15,085	$16,288

Charge-offs:
Commercial and industrial	834	439
Lease financing	751	1,001
Factored receivables	85	57
Installment	—	67

Total charge-offs	1,670	1,564

Recoveries:
Commercial and industrial	3	7
Lease financing	97	41
Factored receivables	5	4
Installment	67	21

Total recoveries	172	73

Subtract:
Net charge-offs	1,498	1,491

Provision for loan losses	1,950	1,250

Less losses on transfers to other real estate owned	375	241

Balance at end of period	$15,162	$15,806

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.55%	0.59%

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2008, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.31% and the allowance was $15.2 million. At such date, the Company’s nonaccrual loans amounted to $6.5 million, none of which was judged to be impaired within the scope of SFAS No. 114. Loans 90 days past due and still accruing amounted to $0.5 million. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of March 31, 2008. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first quarter of 2008. At March 31, 2008, there were no potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

          The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2008		2007

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$494,308	33.06%	$461,734	30.60%
NOW	237,985	15.92	224,761	14.89
Savings	19,251	1.29	21,792	1.44
Money market	208,834	13.97	234,521	15.54
Time deposits	534,081	35.72	565,776	37.49

Total domestic deposits	1,494,459	99.96	1,508,584	99.96
Foreign
Time deposits	576	0.04	574	0.04

Total deposits	$1,495,035	100.00%	$1,509,158	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 26.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 28. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2008, the Company and the bank exceeded the requirements for “well capitalized” institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

For information regarding recently issued accounting pronouncement and its expected impact on the Company’s consolidated financial statements, see Note 8 of the Company’s unaudited consolidated financial statements in this quarterly report.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2007; and other risks and uncertainties detailed from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended March 31,
(Unaudited)

(dollars in thousands)

	2008			2007

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$3,331	$12	1.40%	$2,830	$31	4.40%

Securities available for sale	345,034	4,533	5.26	134,632	1,640	4.87
Securities held to maturity	356,320	4,225	4.74	423,120	4,869	4.60
Securities tax-exempt [2]	19,132	294	6.18	21,353	338	6.43

Total investment securities	720,486	9,052	5.03	579,105	6,847	4.73
Federal funds sold	—	—	—	47,722	635	5.33
Loans, net of unearned discounts [3]	1,104,473	20,820	7.80	1,053,306	21,727	8.66

TOTAL INTEREST-EARNING ASSETS	1,828,290	29,884	6.65%	1,682,963	29,240	7.15%

Cash and due from banks	67,626			67,499
Allowance for loan losses	(15,570)			(16,876)
Goodwill	22,901			22,862
Other assets	102,793			87,077

Total assets-continuing operations	2,006,040			1,843,525
Assets-discontinued operations	—			1,158

TOTAL ASSETS	$2,006,040			$1,844,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,649	16	0.34%	$20,902	25	0.48%
NOW	236,714	825	1.40	222,019	1,398	2.55
Money market	209,511	769	1.48	207,063	1,436	2.81
Time	550,819	5,336	3.90	566,176	6,546	4.69
Foreign
Time	576	2	1.09	574	2	1.09

Total interest-bearing deposits	1,016,269	6,948	2.75	1,016,734	9,407	3.75

Borrowings
Securities sold under agreements to repurchase - customers	82,460	646	3.15	95,047	1,075	4.59
Securities sold under agreements to repurchase - dealers	36,026	317	3.54	—	—	—
Federal funds purchased	48,956	362	2.92	945	12	5.24
Commercial paper	21,150	195	3.70	27,902	350	5.08
Short-term borrowings - FHLB	25,868	215	3.34	—	—	—
Short-term borrowings - other	1,838	14	3.09	900	12	5.35
Long-term borrowings - FHLB	88,462	714	3.23	20,000	225	4.49
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38

Total borrowings	330,534	2,986	3.63	170,568	2,197	5.22

TOTAL INTEREST-BEARING LIABILITIES	1,346,803	9,934	2.96%	1,187,302	11,604	3.96%

Noninterest-bearing deposits	440,860			434,798
Other liabilities	98,098			91,701
Liabilities-discontinued operations	—			436

Total liabilities	1,885,761			1,714,237

Shareholders’ equity	120,279			130,446

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,006,040			$1,844,683

Net interest income/spread		19,950	3.69%		17,636	3.19%

Net yield on interest-earning assets (margin)			4.39%			4.24%

Less: Tax equivalent adjustment		115			133

Net interest income		$19,835			$17,503

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Three Months Ended March 31, 2008 to March 31, 2007

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$4	$(23)	$(19)

Securities available for sale	2,753	140	2,893
Securities held to maturity	(780)	136	(644)
Securities tax-exempt	(31)	(13)	(44)

Total investment securities	1,942	263	2,205

Federal funds sold	(635)	—	(635)

Loans, net of unearned discounts [3]	1,348	(2,255)	(907)

TOTAL INTEREST INCOME	$2,659	$(2,015)	$644

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(3)	$(6)	$(9)
NOW	102	(675)	(573)
Money market	32	(699)	(667)
Time	(105)	(1,105)	(1,210)
Foreign
Time	—	—	—

Total interest-bearing deposits	26	(2,485)	(2,459)

Borrowings
Securities sold under agreements to repurchase - customers	(118)	(311)	(429)
Securities sold under agreements to repurchase - dealers	317	—	317
Federal funds purchased	357	(7)	350
Commercial paper	(71)	(84)	(155)
Short-term borrowings - FHLB	215	0	215
Short-term borrowings - other	9	(7)	2
Long-term borrowings - FHLB	568	(79)	489
Long-term borrowings - sub debt	—	—	—

Total borrowings	1,277	(488)	789

TOTAL INTEREST EXPENSE	$1,303	$(2,973)	$(1,670)

NET INTEREST INCOME	$1,356	$958	$2,314

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of March 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
The Company	$149,706	10.86%	$110,317	8.00%	$137,897	10.00%
The bank	151,154	11.01	109,826	8.00	137,283	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	134,412	9.75	55,159	4.00	82,738	6.00
The bank	135,860	9.90	54,913	4.00	82,370	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	134,412	6.78	79,326	4.00	99,157	5.00
The bank	135,860	6.87	79,135	4.00	98,919	5.00

As of December 31, 2007

Total Capital (to Risk Weighted Assets):
The Company	$149,014	10.87%	$109,706	8.00%	$137,133	10.00%
The bank	147,442	10.77	109,507	8.00	136,884	10.00

Tier 1 Capital (to Risk Weighted Assets):
The Company	133,785	9.76	54,853	4.00	82,280	6.00
The bank	132,213	9.66	54,753	4.00	82,130	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	133,785	6.88	77,835	4.00	97,294	5.00
The bank	132,213	6.79	77,943	4.00	97,429	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2008, presented on page 34, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of March 31, 2008, the Company was a party to an interest rate floor agreement with a notional amount of $50,000,000 and a maturity of September 14, 2008. The interest rate floor contract requires the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. The financial instrument is being used as part of the Company’s interest rate risk management and not for trading purposes. At March 31, 2008, the counterparty had an investment grade credit rating from the major rating agencies. The counterparty is specifically approved for applicable credit exposure.

The interest rate floor contract requires the Company to pay a fee for the right to receive a fixed interest payment. The Company paid an up-front premium of $80,000. At March 31, 2008, there were no amounts receivable under these contracts.

The interest rate floor agreement was not designated as a hedge for accounting purposes and therefore changes in the fair value of this instrument are required to be recognized as income or expenses in the Company’s financial statements. At March 31, 2008 and 2007, the aggregate fair value of the interest rate floor was $110,973 and $2,290, respectively. For the three months ended March 31, 2008 and 2007, $100,365 was credited to “Other income” and $379 was charged against “Other income”, respectively.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of March 31, 2008, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.2% ($2.0 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 2.2% ($2.0 million) decline from an unchanged rate environment.

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

The shape of the yield curve can also impact the Bank’s interest rate sensitivity. In general, a steeper yield curve (i.e., the differences between interest rates for different maturities are relatively greater) is better for the Bank than a flatter curve. Accordingly, the Bank’s exposure to declining interest rates would be lessened if the yield curve steepened more than anticipated as rates declined. Conversely, the expected benefit to net interest income in a rising rate environment would likely be dampened to the extent that the yield curve flattened more than anticipated as rates increased. To the extent that further Federal Reserve interest rate cuts do not materialize, and to the extent that the current relatively steep yield curve prevails, the Bank’s margin will benefit in 2008.

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

At March 31, 2008, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $20.0 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $11.9 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2008:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$175,774	$—	$80,000	$70,000	$25,774

Operating Leases	22,200	4,124	6,493	4,407	7,176

Total Contractual Cash Obligations	$197,974	$4,124	$86,493	$74,407	$32,950

(1)	Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2008:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$9,839	$9,839	$—	$—	$—
Commercial Loans	50,676	35,432	15,106	138	—

Total Loans	60,515	45,271	15,106	138	—
Standby Letters of Credit	41,314	37,971	3,343	—	—
Other Commercial Commitments	10,728	10,437	—	—	291

Total Commercial Commitments	$112,557	$93,679	$18,449	$138	$291

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

The contents of our web site are not incorporated by reference into this quartely report on Form 10-Q.

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$678	$—	$—	$—	$—	$678
Investment securities	572	9,108	84,197	654,728	12,423	761,028
Commercial and industrial loans	437,088	22,223	43,830	9,488	(253)	512,376
Equipment lease financing	3,894	9,619	266,843	12,102	(37,573)	254,885
Factored receivables	93,102	—	—	—	(226)	92,876
Real estate-residential mortgage	24,839	15,900	61,813	50,150	—	152,702
Real estate-commercial mortgage	16,501	7,147	43,098	31,522	—	98,268
Real estate-construction loans	—	—	34,574	—	—	34,574
Installment-individuals	11,956	—	—	—	—	11,956
Loans to depository institutions	20,000	—	—	—	—	20,000
Noninterest-earning assets & allowance for loan losses	—	—	—	—	166,014	166,014

Total Assets	608,630	63,997	534,355	757,990	140,385	2,105,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	19,251	—	—	19,251
NOW [1]	—	—	237,985	—	—	237,985
Money market [1]	169,322	—	39,512	—	—	208,834
Time - domestic	281,758	219,504	32,819	—	—	534,081
- foreign	181	395	—	—	—	576
Securities sold under agreement to repurchase - customer	48,753	—	—	—	—	48,753
Securities sold under agreement to repurchase - dealer	44,514	—	—	—	—	44,514
Federal funds purchased	45,000	—	—	—	—	45,000
Commercial paper	19,990	—	—	—	—	19,990
Short-term borrowings - FHLB	49,000	—	—	—	—	49,000
Short-term borrowings - other	2,012	—	—	—	—	2,012
Long-term borrowings - FHLB	—	—	150,000	—	—	150,000
Long-term borrowings - subordinated debentures	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	719,587	719,587

Total Liabilities and Shareholders’ Equity	660,530	219,899	479,567	25,774	719,587	2,105,357

Net Interest Rate Sensitivity Gap	$(51,900)	$(155,902)	$54,788	$732,216	$(579,202)	$—

Cumulative Gap March 31, 2008	$(51,900)	$(207,802)	$(153,014)	$579,202	$—	$—

Cumulative Gap March 31, 2007	$34,147	$(197,214)	$78,322	$562,481	$—	$—

Cumulative Gap December 31, 2007	$46,483	$(143,365)	$27,278	$605,524	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the first quarter of 2008. At March 31, 2008, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

	(ii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3(ii)(A) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

11.		Statement Re: Computation of Per Share Earnings.

31.1		Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1		Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2		Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date: May 9, 2008	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date: May 9, 2008	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President
and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	40

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	41

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	42

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	43

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	44