Form 10-Q
period 2008-06-30
STERLING BANCORP
filed 2008-08-11
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________________________________________

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

As of July 31, 2008 there were 17,988,970 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

Exhibit 11	Statement Re: Computation of Per Share Earnings	46

Exhibit 31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a)	47

Exhibit 31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a)	48

Exhibit 32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	49

Exhibit 32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	50

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$49,995,333	$66,412,612
Interest-bearing deposits with other banks	880,586	979,984
Federal funds sold	2,500,000	—

Securities available for sale (at estimated fair value; pledged: $354,714,456 in 2008 and $102,326,258 in 2007)	434,700,315	263,380,570
Securities held to maturity (pledged: $189,255,930 in 2008 and $191,549,044 in 2007) (estimated fair value: $331,036,664 in 2008 and $359,725,008 in 2007)	333,105,325	361,860,847

Total investment securities	767,805,640	625,241,417

Loans held for sale	24,409,918	23,755,906

Loans held in portfolio, net of unearned discounts	1,193,983,072	1,187,123,984
Less allowance for loan losses	15,480,483	15,084,775

Loans, net	1,178,502,589	1,172,039,209

Customers’ liability under acceptances	327,653	200,942
Goodwill	22,900,912	22,900,912
Premises and equipment, net	10,868,661	11,178,883
Other real estate	2,251,834	1,669,993
Accrued interest receivable	9,877,401	7,081,304
Bank owned life insurance	29,603,613	29,041,115
Other assets	62,215,485	52,146,506

	$2,162,139,625	$2,012,648,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$492,928,765	$535,350,808
Savings, NOW and money market deposits	486,515,818	467,446,622
Time deposits	459,038,839	524,188,749

Total deposits	1,438,483,422	1,526,986,179

Securities sold under agreements to repurchase - customers	64,757,726	60,053,947
Securities sold under agreements to repurchase - dealers	72,832,845	10,200,000
Federal funds purchased	70,000,000	65,000,000
Commercial paper	20,543,819	20,878,494
Short-term borrowings - FHLB	77,000,000	45,000,000
Short-term borrowings - other	20,713,415	4,285,198
Long-term borrowings - FHLB	160,000,000	40,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	511,621,805	271,191,639

Acceptances outstanding	327,653	200,942
Accrued expenses and other liabilities	91,981,800	93,199,746

Total liabilities	2,042,414,680	1,891,578,506

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,813,131 and 21,278,531 shares, respectively	21,813,131	21,278,531
Capital surplus	174,632,887	168,868,895
Retained earnings	18,159,357	17,537,732
Accumulated other comprehensive loss, net of tax	(13,859,228)	(10,811,811)

	200,746,147	196,873,347
Less
Common shares in treasury at cost, 3,824,161 and 3,459,302 shares, respectively	81,021,202	75,803,070

Total shareholders’ equity	119,724,945	121,070,277

	$2,162,139,625	$2,012,648,783

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

INTEREST INCOME
Loans	$20,000,524	$23,123,622	$40,821,067	$44,850,620
Investment securities
Available for sale	5,669,751	1,701,584	10,381,636	3,546,298
Held to maturity	4,033,645	4,698,726	8,258,967	9,567,851
Federal funds sold	1,615	367,338	1,615	1,002,646
Deposits with other banks	7,004	36,694	18,640	67,378

Total interest income	29,712,539	29,927,964	59,481,925	59,034,793

INTEREST EXPENSE
Deposits
Savings, NOW and money market	1,089,413	3,279,559	2,699,220	6,138,965
Time	4,033,361	6,581,415	9,371,592	13,128,913

Securities sold under agreements to repurchase
- customers	442,140	804,625	1,088,187	1,879,619
- dealers	416,200	—	733,091	—
Federal funds purchased	217,346	23,369	578,968	35,748
Commercial paper	117,837	355,519	312,388	705,258
Short-term borrowings - FHLB	310,635	—	525,559	—
Short-term borrowings - other	6,246	15,694	20,388	27,562
Long-term borrowings - FHLB	1,084,831	136,522	1,799,146	361,023
Long-term borrowings - subordinated debentures	523,437	523,437	1,046,875	1,046,875

Total interest expense	8,241,446	11,720,140	18,175,414	23,323,963

Net interest income	21,471,093	18,207,824	41,306,511	35,710,830

Provision for loan losses	2,200,000	1,078,332	4,150,000	2,328,332

Net interest income after provision for loan losses	19,271,093	17,129,492	37,156,511	33,382,498

Total noninterest income	8,572,293	8,914,913	17,244,177	18,097,754

Total noninterest expenses	21,129,655	20,093,555	41,296,201	39,731,231

Income from continuing operations before income taxes	6,713,731	5,950,850	13,104,487	11,749,021

Provision for income taxes	2,543,664	2,159,412	4,932,529	4,385,910

Income from continuing operations	4,170,067	3,791,438	8,171,958	7,363,111
Discontinued operations:
Income/(Loss), net of income tax	—	71,252	—	(20,719)

Net income	$4,170,067	$3,862,690	$8,171,958	$7,342,392

Average number of common shares outstanding
Basic	17,988,970	18,439,318	17,950,095	18,524,871
Diluted	18,122,247	18,856,903	18,238,860	18,994,625

Income from continuing operations, per average common share
Basic	$0.23	$0.21	$0.46	$0.40
Diluted	0.23	0.20	0.45	0.39

Net income, per average common share
Basic	0.23	0.21	0.46	0.40
Diluted	0.23	0.20	0.45	0.39

Dividends per common share	0.19	0.19	0.38	0.38

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss)/Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Income	$4,170,067	$3,862,690	$8,171,958	$7,342,392

Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	(5,159,388)	(1,233,699)	(3,804,316)	(897,251)

Reclassification adjustment for losses included in net income	277,899	1,098	277,899	1,098

Amortization of:
Prior service cost	9,126	13,544	18,252	27,089
Net actuarial losses	230,374	182,447	460,748	364,893

Comprehensive (loss)/income	$(471,922)	$2,826,080	$5,124,541	$6,838,221

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Common Stock
Balance at January 1	$21,278,531	$21,177,084
Common shares issued under stock incentive plan	534,600	85,086

Balance at June 30	$21,813,131	$21,262,170

Capital Surplus
Balance at January 1	$168,868,895	$167,960,063
Common shares issued under stock incentive plan and related tax benefits	5,763,992	691,183

Balance at June 30	$174,632,887	$168,651,246

Retained Earnings
Balance at January 1	$17,537,732	$16,693,987
Adjustment upon adoption of EITF 06-4 effective January 1, 2008	(726,008)	—

Balance at January 1 as adjusted	16,811,724	16,693,987
Net income	8,171,958	7,342,392
Cash dividends paid - common shares	(6,824,325)	(6,993,026)

Balance at June 30	$18,159,357	$17,043,353

Accumulated Other Comprehensive Loss
Balance at January 1	$(10,811,811)	$(11,842,908)

Unrealized holding losses arising during the period:
Before tax	(6,938,628)	(1,635,526)
Tax effect	3,134,312	738,275

Net of tax	(3,804,316)	(897,251)

Reclassification adjustment for losses included in net income:
Before tax	506,800	2,001
Tax effect	(228,901)	(903)

Net of tax	277,899	1,098

Reclassification adjustment for amortization of:
Prior service cost, net of tax	18,252	27,089
Net actuarial losses, net of tax	460,748	364,893

Total	479,000	391,982

Balance at June 30	$(13,859,228)	$(12,347,079)

Treasury Stock
Balance at January 1	$(75,803,070)	$(61,725,455)
Purchase of common shares	—	(10,515,732)
Surrender of shares issued under stock incentive plan	(5,218,132)	(455,955)

Balance at June 30	$(81,021,202)	$(72,697,142)

Total Shareholders’ Equity
Balance at January 1	$121,070,277	$132,262,771
Net changes during the period	(1,345,332)	(10,350,223)

Balance at June 30	$119,724,945	$121,912,548

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Operating Activities
Net Income	$8,171,958	$7,342,392
Loss from discontinued operations included below in operating cash flows from discontinued operations	—	20,719

Income from continuing operations	8,171,958	7,363,111
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	4,150,000	2,328,332
Depreciation and amortization of premises and equipment	1,301,681	1,297,663
Securities losses	506,800	2,001
Income from bank owned life insurance	(562,498)	(538,681)
Deferred income tax (benefit)/provision	(1,521,655)	207,295
Proceeds from sale of loans	237,013,728	271,851,297
Gains on sales of loans, net	(5,200,984)	(5,376,076)
Originations of loans held for sale	(235,762,482)	(280,335,148)
Amortization of premiums on securities	192,186	231,135
Accretion of discounts on securities	(405,264)	(180,222)
(Increase) Decrease in accrued interest receivable	(2,796,097)	950,958
Decrease in accrued expenses and other liabilities	(1,217,946)	(12,071,201)
Increase in other assets	(5,875,538)	(5,338,491)
Other, net	284,156	(17,854)

Net cash used in operating activities	(1,721,955)	(19,625,881)

Investing Activities
Purchase of premises and equipment	(991,459)	(1,484,112)
Net decrease in interest-bearing deposits with other banks	99,398	83,725
Net (increase) decrease in Federal funds sold	(2,500,000)	10,000,000
Net increase in loans held in portfolio	(9,087,748)	(12,619,362)
Decrease in other real estate	1,188,253	1,250,632
Proceeds from calls of securities - held to maturity	—	18,125,000
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	28,740,877	41,344,375
Purchases of securities - held to maturity	—	(25,003,500)
Proceeds from sales of securities - available for sale	—	2,750
Proceeds from prepayments, redemptions or maturities of securities - available for sale	164,817,687	31,703,892
Purchases of securities - available for sale	(342,331,989)	(30,996,171)

Net cash (used in) provided by investing activities	(160,064,981)	32,407,229

Financing Activities
Net decrease in noninterest-bearing deposits	(42,422,043)	(26,009,965)
Net (decrease) increase in interest-bearing deposits	(46,080,714)	37,807,205
Net increase in Federal funds purchased	5,000,000	—
Net increase in securities sold under agreement to repurchase	67,336,624	23,727,446
Net increase (decrease) in commercial paper and other short-term borrowings	48,093,542	(1,810,731)
Increase (Decrease) in long-term borrowings	120,000,000	(10,000,000)
Purchase of treasury stock	—	(10,515,732)
Net proceeds from exercise of stock options	266,573	776,269
Cash dividends paid on common stock	(6,824,325)	(6,993,026)

Net cash provided by financing activities	145,369,657	6,981,466

Cash flows from discontinued operations
Operating cash flows	—	208,813

Total	—	208,813

Net (decrease) increase in cash and due from banks	(16,417,279)	19,971,627
Cash and due from banks - beginning of period	66,412,612	50,058,593

Cash and due from banks - end of period	$49,995,333	$70,030,220

Supplemental disclosures:
Interest paid	$18,985,459	$23,508,403
Income taxes paid	7,968,572	949,459

Loans held for sale transferred to portfolio	2,530,727	—
Loans transferred to other real estate	1,770,094	1,065,578

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

Basis of Presentation . The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended June 30, 2008 and 2007 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Use of Estimates . The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary.

Fair Value Measurements. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements (see Note 7 - Fair Value Measurements). The Company also adopted SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 1, 2008 but did not elect the fair value option for any of its financial assets or financial liabilities.

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

Note 2. Loans

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30, 2008	December 31, 2007

Loans held for sale, net of valuation reserve ($-0- at June 30, 2008 and $64,958 at December 31, 2007)
Real estate-residential mortgage	$24,409,918	$23,755,906

Loans held in portfolio
Commercial and industrial	$534,778,988	$539,969,407
Lease financing	299,412,183	287,563,583
Factored receivables	89,739,700	93,016,702
Real estate-residential mortgage	145,363,629	129,464,803
Real estate-commercial mortgage	95,155,430	99,093,560
Real estate-construction and land development	30,212,165	37,161,197
Installment	17,442,850	12,103,045
Loans to depository institutions	20,000,000	27,000,000

Loans held in portfolio, gross	1,232,104,945	1,225,372,297
Less unearned discounts	38,121,873	38,248,313

Loans held in portfolio, net of unearned discounts	$1,193,983,072	$1,187,123,984

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Investment Securities

The following information is provided in connection with the calls of available for sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Proceeds	$—	$2,750	$—	$2,750
Gross Gains	—	—	—	—
Gross Losses	—	22	—	22

The following information is provided in connection with the calls of held to maturity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Proceeds	$—	$18,125,000	$—	$18,125,000
Gross Gains	—	—	—	—
Gross Losses	—	1,979	—	1,979

During the three and six months ended June 30, 2008, the Company incurred an other-than-temporary charge of $506,800 against a single-issuer, investment grade trust preferred security that was recorded in securities losses. The charge resulted from management's regular review of the valuation of the investment portfolio and reduced the carrying amount of the security to $493,200.

Note 4. Employee Benefit Plans

The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Service cost	$496,234	$409,271	$992,468	$818,542
Interest cost	752,180	567,201	1,504,360	1,134,402
Expected return on plan assets	(647,686)	(475,457)	(1,295,372)	(950,914)
Amortization of prior service cost	16,643	24,689	33,286	49,378
Recognized actuarial loss	420,129	332,567	840,258	665,134

Net periodic benefit cost	$1,037,500	$858,271	$2,075,000	$1,176,542

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute approximately $2,000,000 to the defined benefit pension plan in 2008. No contribution has been made as of June 30, 2008.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 5. Noninterest income and expenses

The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

NONINTEREST INCOME
Accounts receivable management/ factoring commissions and other fees	$3,799,429	$3,820,957	$7,364,133	$7,488,576
Service charges on deposit accounts	1,331,671	1,424,778	2,683,269	2,906,390
Other customer related service charges and fees	736,858	743,002	1,411,984	1,433,110
Mortgage banking income	2,702,386	2,543,656	5,200,974	5,376,076
Trust fees	124,039	125,180	259,319	266,383
Bank owned life insurance income	293,251	286,130	562,498	538,681
Securities losses	(506,800)	(2,001)	(506,800)	(2,001)
Losses on sales of other real estate owned, net	(75,690)	(134,476)	(303,358)	(180,550)
Other income	167,149	107,687	572,158	271,089

Total noninterest income	$8,572,293	$8,914,913	$17,244,177	$18,097,754

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

NONINTEREST EXPENSES

Salaries	$9,489,731	$8,710,499	$18,838,393	$17,919,665
Employee benefits	2,252,592	2,475,051	5,088,314	4,752,960

Total personnel expense	11,742,323	11,185,550	23,926,707	22,672,625
Occupancy and equipment expenses, net	2,773,548	2,638,634	5,783,190	5,346,337
Advertising and marketing	1,352,757	1,121,979	1,987,711	2,085,880
Professional fees	1,874,893	1,950,928	3,238,596	3,290,703
Communications	405,708	453,841	861,584	970,111
Other expenses	2,980,426	2,742,623	5,498,413	5,365,575

Total noninterest income	$21,129,655	$20,093,555	$41,296,201	$39,731,231

Note 6. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2008 year-to-date average interest-earning assets were 60.0% loans (corporate lending was 67.9% and real estate lending was 27.0% of total loans, respectively) and 40.0% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 79% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments (all amounts are from continuing operations except where designated as discontinued):

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended June 30, 2008
Net interest income	$9,298,442	$4,762,893	7,201,327	$21,262,662
Noninterest income	5,532,319	2,785,670	(136,635)	8,181,354
Depreciation and amortization	213,130	91,014	793	304,937
Segment income before income taxes	6,355,505	3,797,624	6,500,029	16,653,158
Segment assets	822,241,586	402,638,290	906,626,274	2,131,506,150

Three Months Ended June 30, 2007
Net interest income	$6,591,874	$5,394,533	5,967,782	$17,954,189
Noninterest income	5,651,376	2,437,854	376,751	8,465,981
Depreciation and amortization	190,536	94,181	615	285,332
Segment income from continuing operations before income taxes	4,175,336	3,856,976	5,702,458	13,734,770
Segment income from discontinued operations before income taxes	129,732	—	—	129,732
Segment assets from continuing operations	744,023,452	399,817,522	715,189,386	1,859,030,360
Segment assets from discontinued operations	1,226,062	—	—	1,226,062

Six Months Ended June 30, 2008
Net interest income	$17,362,735	$9,618,334	13,865,207	$40,846,276
Noninterest income	10,778,995	5,141,528	423,698	16,344,221
Depreciation and amortization	405,524	181,102	1,586	588,212
Segment income before income taxes	14,535,190	6,506,873	12,854,566	33,896,629
Segment assets	822,241,586	402,638,290	906,626,274	2,131,506,150

Six Months Ended June 30, 2007
Net interest income	$12,817,524	$10,368,705	12,021,830	$35,208,059
Noninterest income	11,233,401	5,312,779	712,474	17,258,654
Depreciation and amortization	370,940	186,489	1,229	558,658
Segment income from continuing operations before income taxes	8,297,305	8,104,876	11,448,675	27,850,856
Segment income from discontinued operations before income taxes	(37,722)	—	—	(37,722)
Segment assets from continuing operations	744,023,452	399,817,522	715,189,386	1,859,030,360
Segment assets from discontinued operations	1,226,062	—	—	1,226,062

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth reconcilations of net interest income, noninterest income, income before taxes and total assets for the reportable operating segments to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net interest income:
Total for reportable operating segments	$21,262,662	$17,954,189	$40,846,276	$35,208,059
Other [1]	208,431	253,635	460,235	502,771

Consolidated net interest income	$21,471,093	$18,207,824	$41,306,511	$35,710,830

Noninterest income:
Total for reportable operating segments	$8,181,354	$8,465,981	$16,344,221	$17,258,654
Other [1]	390,939	448,932	899,956	839,100

Consolidated noninterest income	$8,572,293	$8,914,913	$17,244,177	$18,097,754

Income before taxes:
Total for reportable operating segments	$16,653,158	$13,734,770	$33,896,629	$27,850,856
Other [1]	(9,939,427)	(7,783,920)	(20,792,142)	(16,101,835)

Consolidated income from continuing operations before income taxes	$6,713,731	$5,950,850	$13,104,487	$11,749,021

Assets:
Total for reportable operating segments:
- continuing operations	$2,131,506,150	$1,859,030,360	$2,131,506,150	$1,859,030,360
- discontinued operations	—	1,226,062	—	1,226,062
Other [1]	30,633,475	26,721,680	30,633,475	26,721,680

Consolidated assets	$2,162,139,625	$1,886,978,102	$2,162,139,625	$1,886,978,102

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Fair Value Measurements

The Company adopted SFAS No. 157 as of January 1, 2008. In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for certain non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets or liabilities (2) significant other observable inputs and (3) significant unobservable inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$4,470,603	$430,229,712	$—	$434,700,315
Other investments	$7,430,253	$3,674,517	$—	$11,104,770
Interest rate floor contract	$—	$53,824	$—	$53,824

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Certain financial assets and financial liabilities, such as loans held for sale, impaired loans (if any) and other real estate owned, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial assets or financial liabilities measured at fair value on a non-recurring basis as of June 30, 2008.

In accordance with SFAS No.65, Accounting for Certain Mortgage Banking Activities, mortgage loans held for sale with a carrying amount of $1,037,494 were written down to their fair value of $774,693 during the three month period ended March 31, 2008 resulting in a loss of $262,801, which was included in earnings for the six month period ended June 30, 2008. No mortgage loans held for sale were written down to their fair value during the three month period ended June 30, 2008.

Reporting units measured at fair value in the first step of a goodwill impairment test and certain non-financial assets measured at fair value on a non-recurring basis (such as those measured at fair value in the second step of a goodwill impairment test) and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment, including other real estate owned, will be measured at fair value under SFAS No. 157 beginning January 1, 2009.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the Company to choose to report eligible items at fair value in the financial statements and on an ongoing basis, after making an election to do so at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS No. 159 on January 1, 2008 but did not elect a fair value option for any of its financial assets or financial liabilities.

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

SFAS No.161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No.161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States “the GAAP hierarchy”. SFAS No. 162 will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The guidance provided by SFAS No. 162 is not expected to have a significant impact on the Company’s financial statements.s

FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Company’s computations of earnings per share.

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

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration and investment management services. The Company has operations in the metropolitan New York area and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the metropolitan New York area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the six months ended June 30, 2008, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 59.9% and investment securities represented 40.0% of the bank’s average earning assets for the first six months of 2008.

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations, and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

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

Comparison of the Three Months Ended June 30, 2008 and 2007

The Company reported net income for the three months ended June 30, 2008 of $4.2 million, representing $0.23 per share calculated on a diluted basis, compared to $3.9 million, or $0.20 per share calculated on a diluted basis, for the second quarter of 2007. This increase reflects higher net interest income which was partially offset by increases in the provision for loan losses, noninterest expenses and the provision for income taxes and a decrease in noninterest income.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $21.6 million for the second quarter of 2008 compared to $18.3 million for the 2007 period. Net interest income benefitted from higher average investment securities and loan balances, higher yields on investment securities and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.49% for the second quarter of 2008 compared to 4.35% for the 2007 period. The net interest margin was impacted by the lower interest rate environment in 2008, and the effect of higher average investment securities and loans outstanding.

Total interest income, on a tax-equivalent basis, decreased to $29.8 million for the second quarter of 2008, from $30.1 million in the prior year period. The tax-equivalent yield on interest-earning assets was 6.26% for the second quarter of 2008 compared to 7.24% for the 2007 period.

Interest earned on the loan portfolio decreased to $20.0 million for the second quarter of 2008 from $23.1 million in the prior year period. Average loan balances amounted to $1,153.1 million, an increase of $48.4 million from an average of $1,104.7 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.0 million increase in interest earned on loans, which was more than offset by the impact of a decrease in yield. The decrease in the yield on the loan portfolio to 7.16% for the second quarter of 2008 from 8.66% for the 2007 period was primarily attributable to the lower interest rate environment in 2008 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $9.8 million for the second quarter of 2008 from $6.5 million in the prior year period. Average outstandings increased to $781.2 million (40.3% of average earning assets) for the second quarter of 2008 from $554.6 million (32.8% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 7.2 years at June 30, 2008 compared to 4.4 years at June 30, 2007.

Interest earned on federal funds sold and deposits with other banks decreased by $0.4 million for the second quarter of 2008 from $0.4 million for the 2007 period, primarily due to lower funds employed in these assets. Average outstandings for these assets decreased to $2.8 million for the second quarter of 2008 from $30.8 million in the prior year period.

Total interest expense decreased by $3.5 million for the second quarter of 2008 from $11.7 million for the 2007 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings. Partially offsetting the benefit of the lower cost of funds was the impact of higher borrowed funds balances which was the result of th Company’s strategy to employ cost effective wholesale funding in lieu of higher priced certificates of deposit.

Interest expense on deposits decreased to $5.1 million for the second quarter of 2008 from $9.9 million for the 2007 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 2.10% which was 167 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2008.

Interest expense on borrowings increased to $3.1 million for the second quarter of 2008 from $1.9 million for the 2007 period, primarily due to an increase in average balances which was partially offset by lower rates paid for these funds. Average borrowings increased to $452.0 million for the second quarter of 2008 from $144.4 million in the prior year period, reflecting greater reliance by the Company on wholesale funding. The average rate paid for borrowed funds was 2.77% which was 242 basis points lower than the prior year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2008.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 25), the provision for loan losses for the second quarter of 2008 was $2.2 million, compared to $1.1 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolio, changes in general economic conditions and the amount and trend of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $8.6 million for the second quarter of 2008 from $8.9 million in the 2007 period. The decrease was principally due to an other-than-temporary impairment charge for a single-issuer, investment grade trust preferred security. The charge, which resulted from management’s regular review of the valuation of the investment portfolio, amounted to approximately $507,000 and reduced the carrying amount of the security to $493,000.

Noninterest Expenses

Noninterest expenses for the second quarter of 2008 increased $1.0 million when compared to the 2007 period. The increase was primarily due to initiatives to support the growth of the Company’s business, particularly in the area of marketing, and advertising along with higher personnel and occupancy costs.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2008 increased to $2.5 million from $2.2 million for the second quarter of 2007. The increase was primarily due to the higher level of pre-tax income in the 2008 period.

Comparison of the Six Months Ended June 30, 2008 and 2007

The Company reported net income for the six months ended June 30, 2008 of $8.2 million, representing $0.45 per share calculated on a diluted basis, compared to $7.3 million, or $0.39 per share calculated on a diluted basis, for the first six months of 2007. This increase reflects higher net interest income which was partially offset by increases in the provision for loan losses, noninterest expenses and the provision for income taxes coupled with lower noninterest income.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $41.6 million for the first six months of 2008 compared to $36.0 million for the 2007 period. Net interest income benefitted from higher average investment securities and loan balances, higher yields on investment securities and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.49% for the first six months of 2008 compared to 4.34% for the 2007 period. The net interest margin was impacted by the lower interest rate environment in 2008, and the effect of higher average investment securities, borrowed funds, loans outstanding and noninterest-bearing demand deposits and lower average interest-bearing deposits.

Total interest income, on a tax-equivalent basis, increased to $59.7 million for the first six months of 2008 from $59.3 million in the prior year period. The tax-equivalent yield on interest-earning assets was 6.50% for the first six months of 2008 compared to 7.24% for the 2007 period.

Interest earned on the loan portfolio decreased to $40.8 million for the first six months of 2008 from $44.9 million for the prior year period. Average loan balances amounted to $1,128.8 million, an increase of $49.7 million from an average of $1,079.1 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $2.4 million increase in interest earned on loans, which was more than offset by the impact of a decrease in yield. The decrease in the yield on the loan portfolio to 7.55% for the fist six months of 2008 from 8.74% for the 2007 period was primarily attributable to the lower interest rate environment in 2008 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $18.9 million for the first six months of 2008 from $13.4 million in the prior year period. Average outstandings increased to $750.9 million (39.9% of average earning assets) for the first six months of 2008 from $566.8 million (33.6% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 7.2 years at June 30, 2008 compared to 4.4 years at June 30, 2007.

Interest earned on federal funds sold and deposits with other banks decreased by $1.1 million for the first six months of 2008 from $1.1 million for the 2007 period, primarily due to lower funds employed in these assets. Average outstandings for these assets decreased to $3.1 million for the first six months of 2008 from $40.6 million in the prior year period.

Total interest expense decreased by $5.1 million for the first six months of 2008 from $23.3 million for the 2007 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings. Partially offsetting the benefit of the lower cost of funds was the impact of higher borrowed funds balances which was the result of the Company’s strategy to employ cost effective wholesale funding in lieu of higher priced certificates of deposit.

Interest expense on deposits decreased to $12.1 million for the first six months of 2008 from $19.3 million for the 2007 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 2.43% which was 133 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2008.

Interest expense on borrowings increased to $6.1 million for the first six months of 2008 from $4.1 million for the 2007 period, primarily due to an increase in average balances which was partially offset by lower rates paid for these funds. Average borrowings increased to $391.3 million for the first six months of 2008 from $157.4 million in the prior year period, reflecting greater reliance by the Company on wholesale funding. The average rate paid for borrowed funds was 3.13% which was 208 basis points lower than the prior year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2008.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 25), the provision for loan losses for the first six months of 2008 was $4.2 million, compared to $2.3 million for the prior year period. Factors affecting the level of provision included the growth in the loan portfolio, changes in general economic conditions and the amount and trend of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $17.2 million for the first six months of 2008 from $18.1 million in the 2007 period. The decrease was principally due to an other-than-temporary impairment charge, taken in the second quarter of 2008, for a single-issuer, investment grade trust preferred security. The charge, which resulted from management’s regular review of the investment portfolio, amounted to approximately $507,000 and reduced the carrying amount of the security to $493,000.

Noninterest Expenses

Noninterest expenses for the first six months of 2008 increased $1.6 million when compared to the 2007 period. The increase was primarily due to higher salaries, related to normal salary adjustments, employee benefits primarily related to increased healthcare insurance and pension costs and occupancy and equipment costs related to greater rent expense.

Provision for Income Taxes

The provision for income taxes for the first six months of 2008 increased to $4.9 million from $4.4 million in the 2007 period. The increase was primarily due to the higher level of pre-tax income in the 2008 period.

BALANCE SHEET ANALYSIS

Securities

At June 30, 2008, the Company’s portfolio of securities totaled $767.8 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $714.2 million which is approximately 93.0% of total. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $2.3 million and $4.3 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at estimated fair value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that the impairment in value is primarily interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $0.9 million and gross unrealized losses of $9.4 million. Management has the intent and ability to hold available for sale and held to maturity securities with unrealized losses until there is a market recovery, which may be maturity.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield
June 30, 2008	AFS	HTM	AFS		HTM

Mortgage-backed securities	4.2 years	4.1 years	4.81%		4.64%
Agency notes (with original call dates ranging between 3 and 36 months)	12.9 years	9.2 years	5.57%		6.20%
Agency notes (noncallable)	—	0.1 years	—		4.50%
Obligations of state and political subdivisions	6.4 years	—	6.11	% (1)	—

(1) tax equivalent

The following table presents information regarding securities available for sale:

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$8,805,117	$—	$359,270	$8,445,847
CMO’s (Federal Home Loan Mortgage Corporation)	22,378,095	—	963,529	21,414,566
CMO’s (Government National Mortgage Association)	7,517,660	—	176,084	7,341,576
Federal National Mortgage Association	62,162,598	185,529	1,320,428	61,027,699
Federal Home Loan Mortgage Corporation	33,993,163	29,100	649,062	33,373,201
Government National Mortgage Association	3,099,248	144,099	2,781	3,240,566

Total mortgage-backed securities	137,955,881	358,728	3,471,154	134,843,455

Agency Notes
Federal Home Loan Bank	149,949,930	260,938	2,501,492	147,709,376
Federal Farm Credit Bank	99,914,182	136,398	1,250,580	98,800,000

Total obligations of U.S. Government corporations and government sponsored enterprises	387,819,993	756,064	7,223,226	381,352,831

Obligations of state and political institutions	23,080,718	122,566	266,047	22,937,237
Trust preferred securities	5,078,078	22,831	630,306	4,470,603
Corporate securities	13,642,645	—	1,263,510	12,379,135
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	12,114,000	—	—	12,114,000
Other securities	304,442	11,367	—	315,809

Total	$443,170,576	$912,828	$9,383,089	$434,700,315

The following table presents information regarding securities held to maturity:

June 30, 2008	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$12,217,797	$—	$479,200	$11,738,597
CMO’s (Federal Home Loan Mortgage Corporation)	20,673,350	14,202	742,290	19,945,262
Federal National Mortgage Association	156,647,161	981,245	1,302,660	156,325,746
Federal Home Loan Mortgage Corporation	110,290,269	401,746	1,795,347	108,896,668
Government National Mortgage Association	8,027,180	304,234	—	8,331,414

Total mortgage-backed securities	307,855,757	1,701,427	4,319,497	305,237,687

Federal Home Loan Bank agency notes	24,999,568	550,432	—	25,550,000

Total obligations of U.S. Government corporations and government sponsored enterprises	332,855,325	2,251,859	4,319,497	330,787,687
Debt securities issued by foreign governments	250,000	—	1,023	248,977

Total	$333,105,325	$2,251,859	$4,320,520	$331,036,664

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

The Company’s commercial and industrial loan and factored receivables portfolios represents approximately 51% of all loans. Loans in this category are typically made to small and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 22% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 21% of all loans. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30,

	2008		2007

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$534,569	43.88%	$509,747	43.63%
Equipment lease financing	261,628	21.47	227,660	19.49
Factored receivables	89,612	7.36	86,877	7.44
Real estate - residential mortgage	169,774	13.93	177,819	15.22
Real estate- commercial mortgage	95,155	7.81	92,718	7.94
Real estate -construction and land development	30,212	2.48	38,147	3.26
Installment - individuals	17,443	1.43	10,333	0.88
Loans to depository institutions	20,000	1.64	25,000	2.14

Loans, net of unearned discounts	$1,218,393	100.00%	$1,168,301	100.00%

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

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	($ in thousands)
Average loans held in portfolio, net of unearned discounts, during period	$1,121,929	$1,052,427	$1,101,506	$1,033,359

Allowance for loan losses:
Balance at beginning of period	$15,162	$15,806	$15,085	$16,288

Charge-offs:
Commercial and industrial	262	251	1,096	690
Lease financing	1,408	756	2,159	1,757
Factored receivables	110	120	195	177
Real estate - residential mortgage	15	100	15	100
Installment	—	—	—	67

Total charge-offs	1,795	1,227	3,465	2,791

Recoveries:
Commercial and industrial	108	22	111	29
Lease financing	64	143	161	184
Factored receivables	10	10	15	14
Real estate - residential mortgage	—	—	—	—
Installment	2	62	69	83

Total recoveries	184	237	356	310

Subtract:
Net charge-offs	1,611	990	3,109	2,481

Provision for loan losses	2,200	1,078	4,150	2,328

Less losses on transfers to other real estate owned	271	312	646	553

Balance at end of period	$15,480	$15,582	$15,480	$15,582

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.57%	0.38%	0.56%	0.48%

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process, and peer group comparisons. The impact of this other data might result in an allowance greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At June 30, 2008, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.30% and the allowance was $15.5 million. At such date, the Company’s nonaccrual loans amounted to $7.1 million, none of which was judged to be impaired within the scope of SFAS No. 114. At June 30, 2008 loans 90 days past due and still accruing and restructured loans amounted to $0.2 million and $0.1 million, respectively. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of June 30, 2008. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first six months of 2008. At June 30, 2008, there were no potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	June 30,

	2008		2007

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$492,928	34.26%	$520,433	33.93%
NOW	254,418	17.69	231,391	15.09
Savings	18,364	1.28	19,679	1.28
Money market	213,734	14.86	225,809	14.72
Time deposits	458,462	31.87	535,941	34.94

Total domestic deposits	1,437,906	99.96	1,533,253	99.96
Foreign
Time deposits	577	0.04	575	0.04

Total deposits	$1,438,483	100.00%	$1,533,828	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 30 and 31.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 34. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2008, the Company and the bank exceeded the requirements for “well capitalized” institutions. For additional information, see page 34.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended June 30,
(Unaudited)

(dollars in thousands)

	2008			2007

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,474	$7	1.14%	$2,881	$36	5.11%
Securities available for sale	417,409	5,462	5.23	127,616	1,510	4.73
Securities held to maturity	341,662	4,034	4.72	407,034	4,699	4.62
Securities tax-exempt [2]	22,178	340	6.13	19,993	314	6.30

Total investment securities	781,249	9,836	5.04	554,643	6,523	4.71
Federal funds sold	357	1	1.79	27,967	368	5.20
Loans, net of unearned discounts [3]	1,153,122	20,001	7.16	1,104,708	23,124	8.66

TOTAL INTEREST-EARNING ASSETS	1,937,202	29,845	6.26%	1,690,199	30,051	7.24%

Cash and due from banks	47,695			63,451
Allowance for loan losses	(15,948)			(16,320)
Goodwill	22,901			22,875
Other assets	105,348			92,000

Total assets-continuing operations	2,097,198			1,852,205
Assets-discontinued operations	—			1,328

TOTAL ASSETS	$2,097,198			$1,853,533

LIABILITIES AND SHAREHOLDERS’
EQUITY
Interest-bearing deposits
Domestic
Savings	$19,735	17	0.36%	$21,149	27	0.51%
NOW	256,316	542	0.85	245,682	1,572	2.57
Money market	195,131	530	1.09	221,135	1,681	3.05
Time	507,839	4,032	3.19	561,843	6,579	4.70
Foreign
Time	576	2	1.09	574	2	1.09

Total interest-bearing deposits	979,597	5,123	2.10	1,050,383	9,861	3.77

Borrowings
Securities sold under agreements to repurchase - customers	89,187	442	1.99	76,091	805	4.24
Securities sold under agreements to repurchase - dealers	66,527	416	2.52	—	—	—
Federal funds purchased	39,302	217	2.19	1,758	24	5.26
Commercial paper	19,547	117	2.42	27,906	355	5.11
Short-term borrowings - FHLB	53,758	311	2.32	—	—	—
Short-term borrowings - other	1,736	6	3.56	1,179	15	5.34
Long-term borrowings - FHLB	156,154	1,085	2.78	11,648	136	4.69
Long-term borrowings - sub debt	25,774	524	8.37	25,774	524	8.38

Total borrowings	451,985	3,118	2.77	144,356	1,859	5.19

TOTAL INTEREST-BEARING LIABILITIES	1,431,582	8,241	2.31%	1,194,739	11,720	3.94%

Noninterest-bearing deposits	444,744			444,369
Other liabilities	100,128			86,095
Liabilities-discontinued operations	—			180

Total liabilities	1,976,454			1,725,383
Shareholders’ equity	120,744			128,150

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,097,198			$1,853,533

Net interest income/spread		21,604	3.95%		18,331	3.30%

Net yield on interest-earning assets (margin)			4.49%			4.35%

Less: Tax equivalent adjustment		132			123

Net interest income		$21,472			$18,208

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Six Months Ended June 30,
(Unaudited)

(dollars in thousands)

	2008			2007

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,968	$19	1.26%	$2,856	$67	4.76%

Securities available for sale	381,222	9,996	5.24	131,105	3,149	4.80
Securities held to maturity	348,991	8,259	4.73	415,032	9,568	4.61
Securities tax-exempt [2]	20,655	633	6.13	20,669	653	6.37

Total investment securities	750,868	18,888	5.03	566,806	13,370	4.72
Federal funds sold	179	1	1.78	37,790	1,003	5.28
Loans, net of unearned discounts [3]	1,128,797	40,821	7.55	1,079,149	44,851	8.74

TOTAL INTEREST-EARNING ASSETS	1,882,812	59,729	6.50%	1,686,601	59,291	7.24%

Cash and due from banks	57,594			65,493
Allowance for loan losses	(15,759)			(16,596)
Goodwill	22,901			22,868
Other assets	104,070			89,551

Total assets-continuing operations	2,051,618			1,847,917
Assets-discontinued operations	—			1,215

TOTAL ASSETS	$2,051,618			$1,849,132

LIABILITIES AND SHAREHOLDERS’
EQUITY
Interest-bearing deposits
Domestic
Savings	$19,192	33	0.35%	$21,026	52	0.50%
NOW	246,514	1,368	1.12	233,916	2,970	2.56
Money market	202,321	1,298	1.29	214,138	3,117	2.94
Time	529,327	9,369	3.56	563,998	13,126	4.69
Foreign
Time	576	3	1.09	574	3	1.09

Total interest-bearing deposits	997,930	12,071	2.43	1,033,652	19,268	3.76

Borrowings
Securities sold under agreements to repurchase - customers	85,824	1,088	2.55	85,517	1,880	4.43
Securities sold under agreements to repurchase - dealers	51,277	733	2.88	—	—	—
Federal funds purchased	44,129	579	2.60	1,354	36	5.25
Commercial paper	20,349	312	3.09	27,904	705	5.10
Short-term borrowings - FHLB	39,813	526	2.65	—	—	—
Short-term borrowings - other	1,787	20	4.56	1,040	27	5.34
Long-term borrowings - FHLB	122,308	1,799	2.94	15,801	361	4.57
Long-term borrowings - sub debt	25,774	1,047	8.38	25,774	1,047	8.38

Total borrowings	391,261	6,104	3.13	157,390	4,056	5.21

TOTAL INTEREST-BEARING LIABILITIES	1,389,191	18,175	2.63%	1,191,042	23,324	3.95%

Noninterest-bearing deposits	442,800			439,609
Other liabilities	99,115			88,880
Liabilities-discontinued operations	—			308

Total liabilities	1,931,106			1,719,839
Shareholders’ equity	120,512			129,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,051,618			$1,849,132

Net interest income/spread		41,554	3.87%		35,967	3.29%

Net yield on interest-earning assets (margin)			4.49%			4.34%

Less: Tax equivalent adjustment		247			256

Net interest income		$41,307			$35,711

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Three Months Ended June 30, 2008 to June 30, 2007

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(4)	$(25)	$(29)

Securities available for sale	3,776	176	3,952
Securities held to maturity	(764)	99	(665)
Securities tax-exempt	34	(8)	26

Total investment securities	3,046	267	3,313

Federal funds sold	(220)	(147)	(367)

Loans, net of unearned discounts [3]	1,038	(4,161)	(3,123)

TOTAL INTEREST INCOME	$3,860	$(4,066)	$(206)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(2)	$(8)	$(10)
NOW	65	(1,095)	(1,030)
Money market	(178)	(973)	(1,151)
Time	(587)	(1,960)	(2,547)
Foreign
Time	—	—	—

Total interest-bearing deposits	(702)	(4,036)	(4,738)

Borrowings
Securities sold under agreements to repurchase - customers	120	(483)	(363)
Securities sold under agreements to repurchase - dealers	416	—	416
Federal funds purchased	213	(20)	193
Commercial paper	(86)	(152)	(238)
Short-term borrowings - FHLB	311	—	311
Short-term borrowings - other	1	(10)	(9)
Long-term borrowings - FHLB	1,026	(77)	949
Long-term borrowings - sub debt	—	—	—

Total borrowings	2,001	(742)	1,259

TOTAL INTEREST EXPENSE	$1,299	$(4,778)	$(3,479)

NET INTEREST INCOME	$2,561	$712	$3,273

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Six Months Ended June 30, 2008 to June 30, 2007

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$3	$(51)	$(48)

Securities available for sale	6,534	313	6,847
Securities held to maturity	(1,544)	235	(1,309)
Securities tax-exempt	1	(21)	(20)

Total investment securities	4,991	527	5,518

Federal funds sold	(598)	(404)	(1,002)

Loans, net of unearned discounts [3]	2,401	(6,431)	(4,030)

TOTAL INTEREST INCOME	$6,797	$(6,359)	$438

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(5)	$(14)	$(19)
NOW	168	(1,770)	(1,602)
Money market	(146)	(1,673)	(1,819)
Time	(703)	(3,054)	(3,757)
Foreign
Time	—	—	—

Total interest-bearing deposits	(686)	(6,511)	(7,197)

Borrowings
Securities sold under agreements to repurchase - customers	17	(809)	(792)
Securities sold under agreements to repurchase - dealers	733	—	733
Federal funds purchased	570	(27)	543
Commercial paper	(157)	(236)	(393)
Short-term borrowings - FHLB	526	—	526
Short-term borrowings - other	1	(8)	(7)
Long-term borrowings - FHLB	1,609	(171)	1,438
Long-term borrowings - sub debt	—	—	—

Total borrowings	3,299	(1,251)	2,048

TOTAL INTEREST EXPENSE	$2,613	$(7,762)	$(5,149)

NET INTEREST INCOME	$4,184	$1,403	$5,587

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The effect of the extra day in 2008 has been included in the change in volume.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets):
The Company	$150,647	10.57%	$114,004	8.00%	$142,506	10.00%
The bank	156,851	11.04	113,696	8.00	142,120	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	134,993	9.47	57,002	4.00	85,503	6.00
The bank	141,197	9.94	56,848	4.00	85,272	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	134,993	6.51	82,972	4.00	103,715	5.00
The bank	141,197	6.83	82,735	4.00	103,418	5.00

As of December 31, 2007

Total Capital (to Risk-Weighted Assets):
The Company	$149,014	10.87%	$109,706	8.00%	$137,133	10.00%
The bank	147,442	10.77	109,507	8.00	136,884	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	133,785	9.76	54,853	4.00	82,280	6.00
The bank	132,213	9.66	54,753	4.00	82,130	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	133,785	6.88	77,835	4.00	97,294	5.00
The bank	132,213	6.79	77,943	4.00	97,429	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2008, presented on page 40, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of June 30, 2008, the Company was a party to an interest rate floor agreement with a notional amount of $50,000,000 and a maturity of September 14, 2008. The interest rate floor contract requires the counterparty to pay the Company at specified future dates the amount, if any, by which the specified interest (prime rate) falls below the fixed floor rates, applied to the notional amounts. The Company utilizes the financial instruments to adjust its interest rate risk position without exposing itself to principal risk and funding requirements. The financial instrument is being used as part of the Company’s interest rate risk management and not for trading purposes. At June 30, 2008, the counterparty had an investment grade credit rating from the major rating agencies. The counterparty is specifically approved for applicable credit exposure.

The interest rate floor contract requires the Company to pay a fee for the right to receive a fixed interest payment. The Company paid an up-front premium of $80,000. At June 30, 2008, there were no amounts receivable under these contracts.

The interest rate floor agreement was not designated as a hedge for accounting purposes and therefore changes in the fair value of this instrument are required to be recognized as income or expenses in the Company’s financial statements. At June 30, 2008 and 2007, the aggregate fair value of the interest rate floor was $53,824 and $165, respectively. For the three months ended June 30, 2008 and 2007, $57,150 and $2,122 were charged against “Other income”, respectively. For the six months ended June 30, 2008 and 2007, $43,215 was credited to “Other income” and $2,501 was charged against “Other income”, respectively.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of June 30, 2008, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 0.51% ($0.5 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 0.73% ($0.7 million) decline from an unchanged rate environment.

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

At June 30, 2008, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $20.5 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $11.0 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2008:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year		1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$185,774	$20,000	(1)	$50,000	$90,000	$25,774
Operating Leases	21,175	4,049		6,054	4,417	6,655

Total Contractual Cash Obligations	$206,949	$24,049		$56,054	$94,417	$32,429

(1) $20,000 of long-term debt has been called for redemption in August 2008.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2008:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$8,931	$8,931	$—	$—	$—
Commercial Loans	34,166	29,442	4,724		—

Total Loans	43,097	38,373	4,724	—	—
Standby Letters of Credit	42,638	40,345	2,293	—	—
Other Commercial Commitments	21,472	20,956	—	—	516

Total Commercial Commitments	$107,207	$99,674	$7,017	$—	$516

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total
ASSETS
Interest-bearing deposits with other banks	$881	$—	$—	$—	$—	$881
Federal funds sold	2,500	—	—	—	—	2,500
Investment securities	25,429	5,447	126,654	596,771	13,505	767,806
Commercial and industrial loans	424,389	22,726	77,962	9,702	(210)	534,569
Equipment lease financing	1,803	9,932	273,667	14,010	(37,784)	261,628
Factored receivables	89,740	—	—	—	(128)	89,612
Real estate-residential mortgage	64,372	19,597	49,759	36,046	—	169,774
Real estate-commercial mortgage	29,199	16,441	17,163	32,352	—	95,155
Real estate-construction and land development	—	—	30,212	—	—	30,212
Installment-individuals	17,443	—	—	—	—	17,443
Loans to depository institutions	20,000	—	—	—	—	20,000
Noninterest-earning assets & allowance for loan losses	—	—	—	—	172,560	172,560

Total Assets	675,756	74,143	575,417	688,881	147,943	2,162,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits Savings [1]	—	—	18,364	—	—	18,364
NOW [1]	—	—	254,418	—	—	254,418
Money market [1]	175,262	—	38,472	—	—	213,734
Time - domestic	220,370	206,095	31,997	—	—	458,462
- foreign	395	182	—	—	—	577
Securities sold under agreement to repurchase - customer	64,758	—	—	—	—	64,758
Securities sold under agreement to repurchase - dealer	72,833	—	—	—	—	72,833
Federal funds purchased	70,000	—	—	—	—	70,000
Commercial paper	20,544	—	—	—	—	20,544
Short-term borrowings - FHLB	77,000	—	—	—	—	77,000
Short-term borrowings - other	20,713	—	—	—	—	20,713
Long-term borrowings - FHLB	—	—	160,000	—	—	160,000
Long-term borrowings - subordinated debentures	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	704,963	704,963

Total Liabilities and Shareholders’ Equity	721,875	206,277	503,251	25,774	704,963	2,162,140

Net Interest Rate Sensitivity Gap	$(46,119)	$(132,134)	$72,166	$663,107	$(557,020)	$—

Cumulative Gap June 30, 2008	$(46,119)	$(178,253)	$(106,087)	$557,020	$—	$—

Cumulative Gap June 30, 2007	$30,305	$(132,188)	$147,972	$588,614	$—	$—

Cumulative Gap December 31, 2007	$46,483	$(143,365)	$27,278	$605,524	$—	$—

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

The contents of our website are not incorporated by reference into this quarterly report on Form 10-Q.

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the second quarter of 2008. At June 30, 2008, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

(ii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3(ii) (A) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

11.	Statement Re: Computation of Per Share Earnings.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14 (a).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14 (a).

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date: August 11, 2008	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date: August 11, 2008	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President
and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	46

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	47

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	48

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	49

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	50