Form 10-Q
period 2008-09-30
STERLING BANCORP
filed 2008-11-07
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________________________

Commission File Number:	1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	13-2565216

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108

(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2008 there were 18,042,271 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$32,250,892	$66,412,612
Interest-bearing deposits with other banks	3,773,594	979,984

Securities available for sale (at estimated fair value; pledged: $330,050,687 in 2008 and $102,326,258 in 2007)	421,835,503	263,380,570
Securities held to maturity (pledged: $225,912,948 in 2008 and $191,549,044 in 2007) (estimated fair value: $311,888,427 in 2008 and $359,725,008 in 2007)	312,574,609	361,860,847

Total investment securities	734,410,112	625,241,417

Loans held for sale	15,986,454	23,755,906

Loans held in portfolio, net of unearned discounts	1,211,125,047	1,187,123,984
Less allowance for loan losses	15,732,753	15,084,775

Loans, net	1,195,392,294	1,172,039,209

Customers’ liability under acceptances	885,533	200,942
Goodwill	22,900,912	22,900,912
Premises and equipment, net	10,659,450	11,178,883
Other real estate	1,991,215	1,669,993
Accrued interest receivable	8,370,737	7,081,304
Bank owned life insurance	29,893,460	29,041,115
Other assets	60,574,425	52,146,506

	$2,117,089,078	$2,012,648,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$480,243,207	$535,350,808
Savings, NOW and money market deposits	599,737,332	467,446,622
Time deposits	363,352,639	524,188,749

Total deposits	1,443,333,178	1,526,986,179

Securities sold under agreements to repurchase - customers	55,022,355	60,053,947
Securities sold under agreements to repurchase - dealers	19,514,563	10,200,000
Federal funds purchased	55,000,000	65,000,000
Commercial paper	12,943,773	20,878,494
Short-term borrowings - FHLB	120,000,000	45,000,000
Short-term borrowings - other	17,031,187	4,285,198
Long-term borrowings - FHLB	150,000,000	40,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	455,285,878	271,191,639

Acceptances outstanding	885,533	200,942
Accrued expenses and other liabilities	99,240,147	93,199,746

Total liabilities	1,998,744,736	1,891,578,506

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 21,962,295 and 21,278,531 shares, respectively	21,962,295	21,278,531
Capital surplus	176,155,951	168,868,895
Retained earnings	18,519,783	17,537,732
Accumulated other comprehensive loss, net of tax	(15,703,764)	(10,811,811)

	200,934,265	196,873,347
Less
Common shares in treasury at cost, 3,919,524 and 3,459,302 shares, respectively	82,589,923	75,803,070

Total shareholders’ equity	118,344,342	121,070,277

	$2,117,089,078	$2,012,648,783

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

INTEREST INCOME
Loans	$20,387,114	$24,142,282	$61,208,181	$68,992,902
Investment securities
Available for sale	5,780,099	2,112,770	16,161,735	5,659,068
Held to maturity	3,795,135	4,730,546	12,054,102	14,298,397
Federal funds sold	6,540	227,637	8,155	1,230,283
Deposits with other banks	11,074	23,798	29,714	91,176

Total interest income	29,979,962	31,237,033	89,461,887	90,271,826

INTEREST EXPENSE
Deposits
Savings, NOW and money market	2,011,200	3,829,336	4,710,420	9,968,301
Time	3,061,968	6,458,001	12,433,560	19,586,914
Securities sold under agreements to repurchase
- customers	419,101	701,653	1,507,288	2,581,272
- dealers	381,839	—	1,114,930	—
Federal funds purchased	196,756	71,555	775,724	107,303
Commercial paper	99,043	367,650	411,431	1,072,908
Short-term borrowings - FHLB	469,826	53,071	995,385	53,071
Short-term borrowings - other	9,335	19,949	29,723	47,511
Long-term borrowings - FHLB	1,106,581	117,500	2,905,727	478,523
Long-term borrowings - subordinated debentures	523,437	523,438	1,570,312	1,570,313

Total interest expense	8,279,086	12,142,153	26,454,500	35,466,116

Net interest income	21,700,876	19,094,880	63,007,387	54,805,710
Provision for loan losses	1,950,000	2,125,000	6,100,000	4,453,332

Net interest income after provision for loan losses	19,750,876	16,969,880	56,907,387	50,352,378

Total noninterest income	7,242,640	7,767,486	24,486,817	25,865,240

Total noninterest expenses	21,676,841	19,371,491	62,973,042	59,102,722

Income from continuing operations before income taxes	5,316,675	5,365,875	18,421,162	17,114,896
Provision for income taxes	1,531,172	1,524,818	6,463,701	5,910,728

Income from continuing operations	3,785,503	3,841,057	11,957,461	11,204,168
Discontinued operations:
Loss, net of income tax	—	(774,315)	—	(795,034)

Net income	$3,785,503	$3,066,742	$11,957,461	$10,409,134

Average number of common shares outstanding
Basic	18,015,871	17,910,268	17,972,517	18,329,750
Diluted	18,226,811	18,221,555	18,219,375	18,749,866

Income from continuing operations, per average common share
Basic	$0.21	$0.21	$0.67	$0.61
Diluted	0.21	0.21	0.66	0.60

Net income, per average common share
Basic	0.21	0.17	0.67	0.57
Diluted	0.21	0.17	0.66	0.56

Dividends per common share	0.19	0.19	0.57	0.57

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Income	$3,785,503	$3,066,742	$11,957,461	$10,409,134

Other comprehensive income, net of tax:
Unrealized holding (losses)/gains on securities, arising during the period	(2,726,673)	1,150,300	(6,530,989)	254,135

Reclassification adjustment for securities losses included in net income	645,299	—	923,198	12

Amortization of:
Prior service cost	9,126	15,917	27,378	43,006
Net actuarial losses	227,712	243,256	688,460	608,149

Comprehensive income	$1,940,967	$4,476,215	$7,065,508	$11,314,436

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Common Stock
Balance at January 1	$21,278,531	$21,177,084
Common shares issued under stock incentive plan	683,764	85,086

Balance at September 30	$21,962,295	$21,262,170

Capital Surplus
Balance at January 1	$168,868,895	$167,960,063
Common shares issued under stock incentive plan and related tax benefits	7,287,056	722,501

Balance at September 30	$176,155,951	$168,682,564

Retained Earnings
Balance at January 1	$17,537,732	$16,693,987
Adjustment upon adoption of EITF 06-4 effective January 1, 2008	(726,008)	—

Balance at January 1 as adjusted	16,811,724	16,693,987
Net income	11,957,461	10,409,134
Cash dividends paid - common shares	(10,249,402)	(10,372,522)

Balance at September 30	$18,519,783	$16,730,599

Accumulated other comprehensive loss Balance at January 1	$(10,811,811)	$(11,842,908)

Unrealized holding (losses)/gains on securities, arising during the period:
Before tax	(11,909,101)	461,392
Tax effect	5,378,112	(207,257)

Net of tax	(6,530,989)	254,135

Reclassification adjustment for securities losses included in net income:
Before tax	1,683,624	22
Tax effect	(760,426)	(10)

Net of tax	923,198	12

Reclassification adjustment for amortization of:
Prior service cost, net of tax	27,378	43,006
Net actuarial losses, net of tax	688,460	608,149

Total	715,838	651,155

Balance at September 30	$(15,703,764)	$(10,937,606)

Treasury Stock
Balance at January 1	$(75,803,070)	$(61,725,455)
Purchase of common shares	—	(13,621,660)
Surrender of shares issued under stock incentive plan	(6,786,853)	(455,955)

Balance at September 30	$(82,589,923)	$(75,803,070)

Total Shareholders’ Equity
Balance at January 1	$121,070,277	$132,262,771
Net changes during the period	(2,725,935)	(12,328,114)

Balance at September 30	$118,344,342	$119,934,657

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Operating Activities
Net Income	$11,957,461	$10,409,134
Loss from discontinued operations included below in operating cash flows from discontinued operations	—	795,034

Income from continuing operations	11,957,461	11,204,168
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	6,100,000	4,453,332
Depreciation and amortization of premises and equipment	1,882,047	1,925,057
Securities losses	1,683,624	3,076
Income from bank owned life insurance	(852,346)	(817,640)
Deferred income tax provision	2,679,944	1,946,436
Proceeds from sale of loans	346,301,672	410,707,486
Gains on sales of loans, net	(6,669,945)	(5,463,453)
Originations of loans held for sale	(336,246,577)	(406,657,417)
Amortization of premiums on securities	303,934	320,227
Accretion of discounts on securities	(528,907)	(307,776)
Increase in accrued interest receivable	(1,289,433)	(1,129,957)
Increase (Decrease) in accrued expenses and other liabilities	5,134,392	(4,252,664)
Increase in other assets	(6,906,425)	(9,623,043)
Other, net	674,487	233,974

Net cash provided by operating activities	24,223,928	2,541,806

Investing Activities
Purchase of premises and equipment	(1,362,614)	(2,036,345)
Net increase in interest-bearing deposits with other banks	(2,793,610)	(1,753,288)
Net decrease in Federal funds sold	—	20,000,000
Net increase in loans held in portfolio	(27,197,069)	(71,182,670)
Decrease in other real estate	1,807,064	2,137,878
Proceeds from calls of securities - held to maturity	—	25,003,054
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	49,248,406	51,478,298
Purchases of securities - held to maturity	—	(49,114,923)
Proceeds from calls of securities - available for sale	—	2,750
Proceeds from prepayments, redemptions or maturities of securities - available for sale	190,477,648	71,831,485
Purchases of securities - available for sale	(359,657,565)	(138,351,993)

Net cash used in investing activities	(149,477,740)	(91,985,754)

Financing Activities
Net decrease in noninterest-bearing deposits	(55,107,601)	(56,247,888)
Net (decrease) increase in interest-bearing deposits	(28,545,400)	101,054,718
Net (decrease) increase in Federal funds purchased	(10,000,000)	44,200,000
Net increase in securities sold under agreement to repurchase	4,282,971	9,760,889
Net increase in commercial paper and other short-term borrowings	79,811,268	22,900,998
Increase (Decrease) in long-term borrowings	110,000,000	(10,000,000)
Purchase of treasury stock	—	(13,621,660)
Net proceeds from exercise of stock options	900,256	726,524
Cash dividends paid on common stock	(10,249,402)	(10,372,522)

Net cash provided by financing activities	91,092,092	88,401,059

Cash flows from discontinued operations Operating cash flows	—	531,305

Total	—	531,305

Net decrease in cash and due from banks	(34,161,720)	(511,584)
Cash and due from banks - beginning of period	66,412,612	50,058,593

Cash and due from banks - end of period	$32,250,892	$49,547,009

Supplemental disclosures:
Interest paid	$27,802,132	$35,724,085
Income taxes paid	8,809,498	953,887

Loans held for sale transferred to portfolio	3,619,303	—
Loans transferred to other real estate	2,128,286	1,721,494

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended September 30, 2008 and 2007 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Note 2.	Loans

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30, 2008	December 31, 2007

Loans held for sale, net of valuation reserve ($-0-at September 30, 2008 and $64,958 at December 31, 2007)
Real estate-residential mortgage	$15,986,454	$23,755,906

Loans held in portfolio Commercial and industrial	$535,932,629	$539,969,407
Lease financing	291,501,182	287,563,583
Factored receivables	117,398,769	93,016,702
Real estate-residential mortgage	144,320,787	129,464,803
Real estate-commercial mortgage	96,274,523	99,093,560
Real estate-construction and land development	25,480,888	37,161,197
Installment	18,214,446	12,103,045
Loans to depository institutions	20,000,000	27,000,000

Loans held in portfolio, gross	1,249,123,224	1,225,372,297
Less unearned discounts	37,998,177	38,248,313

Loans held in portfolio, net of unearned discounts	$1,211,125,047	$1,187,123,984

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3.	Investment Securities

The following information is provided in connection with the calls of available for sale (“AFS”) and held to maturity (“HTM”)securities:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Proceeds-AFS	$—	$—	$—	$2,750
Proceeds-HTM	$—	$6,875,000	$—	$25,000,000
Gross Gains-AFS	—	—	—	—
Gross Gains-HTM	—	—	—	—
Gross Losses-AFS	—	—	—	22
Gross Losses-HTM	—	1,075	—	3,054

During the three months ended September 30, 2008, the Company incurred an other-than-temporary impairment charge of $1,176,824 on a debt security that was recorded in securities losses. The charge resulted from management’s regular review of the valuation of the investment portfolio and reduced the carrying amount of the security to $2,555,000.

In addition, in the second quarter of 2008, the Company incurred an other-than-temporary impairment charge of $506,800 on a single-issuer, investment grade trust preferred security that was recorded in securities losses. The charge resulted from management’s regular review of the valuation of the investment portfolio and reduced the carrying amount of the security to $493,200.

Note 4.	Employee Benefit Plans

The following table sets forth components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Service cost	$510,529	$577,851	$1,502,997	$1,396,393
Interest cost	808,503	769,360	2,312,863	1,903,762
Expected return on plan assets	(713,451)	(720,456)	(2,008,823)	(1,671,370)
Amortization of prior service cost	16,643	28,702	49,929	78,080
Recognized actuarial loss	415,276	438,985	1,255,534	1,104,119

Net periodic benefit cost	$1,037,500	$1,094,442	$3,112,500	$2,810,984

The Company has contributed approximately $3,000,000 to the defined benefit pension plan in 2008.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 5.	Noninterest income and expenses

The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

NONINTEREST INCOME
Accounts receivable management/ factoring commissions and other fees	$4,348,040	$4,048,691	$11,712,173	$11,537,267
Service charges on deposit accounts	1,345,818	1,407,530	4,029,087	4,313,920
Other customer related service charges and fees	680,965	830,485	2,092,949	2,263,595
Mortgage banking income	1,468,971	887,025	6,669,945	6,263,101
Trust fees	135,619	131,896	394,938	398,279
Bank owned life insurance income	289,848	278,959	852,346	817,640
Securities losses	(1,176,824)	(1,075)	(1,683,624)	(3,076)
Losses on sales of other real estate owned, net	(57,185)	(50,295)	(360,543)	(230,845)
Other income	207,388	234,270	779,546	505,359

Total noninterest income	$7,242,640	$7,767,486	$24,486,817	$25,865,240

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

NONINTEREST EXPENSES
Salaries	$9,617,675	$8,829,428	$28,456,068	$26,749,091
Employee benefits	2,410,146	2,395,808	7,498,460	7,148,768

Total personnel expense	12,027,821	11,225,236	35,954,528	33,897,859
Occupancy and equipment expenses, net	2,918,471	2,606,269	8,701,661	7,952,606
Advertising and marketing	740,695	888,460	2,728,406	2,974,340
Professional fees	2,643,779	1,543,628	5,882,375	4,834,331
Communications	449,776	484,929	1,311,360	1,455,040
Other expenses	2,896,299	2,622,969	8,394,712	7,988,546

Total noninterest expenses	$21,676,841	$19,371,491	$62,973,042	$59,102,722

Note 6.	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2008 year-to-date average interest-earning assets were 60.2% loans (corporate lending was 68.3% and real estate lending was 26.5% of total loans, respectively) and 39.8% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 80% of loans are to borrowers located in the metropolitan New York area. In order to comply with SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments (all amounts are from continuing operations except where designated as discontinued):

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended September 30,2008
Net interest income	$9,706,949	$4,837,283	$6,953,178	$21,497,410
Noninterest income	5,919,780	1,542,030	(833,957)	6,627,853
Depreciation and amortization	165,289	35,977	793	202,059
Segment income before income taxes	7,294,583	3,148,026	5,565,197	16,007,806
Segment assets	862,839,267	390,332,421	831,486,832	2,084,658,520

Three Months Ended September 30,2007
Net interest income	$6,998,194	$5,498,701	$6,339,623	$18,836,518
Noninterest income	5,992,283	899,678	353,452	7,245,413
Depreciation and amortization	165,464	88,343	614	254,421
Segment income from continuing operations before income taxes	5,295,787	2,610,963	6,056,388	13,963,138
Segment income from discontinued operations before income taxes	(1,269,143)	—	—	(1,269,143)
Segment assets from continuing operations	808,342,295	376,312,543	765,055,742	1,949,710,580

Nine Months Ended September 30,2008
Net interest income	$27,069,684	$14,455,617	$20,818,385	$62,343,686
Noninterest income	16,698,775	6,683,558	(410,259)	22,972,074
Depreciation and amortization	570,813	217,079	2,379	790,271
Segment income before income taxes	21,829,773	9,654,899	18,419,763	49,904,435
Segment assets	862,839,267	390,332,421	831,486,832	2,084,658,520

Nine Months Ended September 30,2007
Net interest income	$19,815,718	$15,867,406	$18,361,453	$54,044,577
Noninterest income	17,225,684	6,212,457	1,065,926	24,504,067
Depreciation and amortization	536,404	274,832	1,843	813,079
Segment income from continuing operations before income taxes	13,593,092	10,715,839	17,505,063	41,813,994
Segment income from discontinued operations before income taxes	(1,306,865)	—	—	(1,306,865)
Segment assets from continuing operations	808,342,295	376,312,543	765,055,742	1,949,710,580

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth reconcilations of net interest income, noninterest income, income before taxes and total assets for the reportable operating segments to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net interest income:
Total for reportable operating segments	$21,497,410	$18,836,518	$62,343,686	$54,044,577
Other [1]	203,466	258,362	663,701	761,133

Consolidated net interest income	$21,700,876	$19,094,880	$63,007,387	$54,805,710

Noninterest income:
Total for reportable operating segments	$6,627,853	$7,245,413	$22,972,074	$24,504,067
Other [1]	614,787	522,073	1,514,743	1,361,173

Consolidated noninterest income	$7,242,640	$7,767,486	$24,486,817	$25,865,240

Income before taxes:
Total for reportable operating segment	$16,007,806	$13,963,138	$49,904,435	$41,813,994
Other [1]	(10,691,131)	(8,597,263)	(31,483,273)	(24,699,098)

Consolidated income from continuing operations before income taxes	$5,316,675	$5,365,875	$18,421,162	$17,114,896

Assets:
Total for reportable operating segments	$2,084,658,520	$1,949,710,580	$2,084,658,520	$1,949,710,580
Other [1]	32,430,558	31,028,739	32,430,558	31,028,739

Consolidated assets	$2,117,089,078	$1,980,739,319	$2,117,089,078	$1,980,739,319

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 7.	Fair Value Measurements

The Company adopted SFAS No. 157 as of January 1, 2008. In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for certain non-financial assets and non-financial liabilities, including goodwill and other real estate, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets or liabilities (2) significant other observable inputs and (3) significant unobservable inputs. FSP No. 157-3, Determining the Fair Value of Financial Asset When the Market for That Asset Is Not Active, issued in October 2008, clarified the application of SFAS No. 157 in situations when the market for a financial asset is not active. FSP No. 157-3 became effective for the Company's interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair value of its financial assets.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

In general, fair value of securities is based upon quoted market prices, where available (Level 1 inputs). If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily use, as inputs, observable market-based parameters (Level 2 inputs). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters (Level 3 inputs). Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities available for sale and other investments. Securities classified as available for sale and other investments (included in “Other assets” on the consolidated balance sheet) are generally reported at fair value utilizing Level 1 and Level 2 inputs. Investments in fixed income securities, exclusive of preferred stock and mortgage-backed securities, are valued based on evaluations provided by Interactive Data Corporation (“IDC”), a leading global provider of market data information. IDC evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position in a current sale. IDC seeks to utilize market data and observations in its evaluation service, and gives priority to observable benchmark yields and reported trades. IDC utilizes evaluated pricing techniques that vary by asset class and incorporate available market information; because many fixed income securities do not trade on a daily basis, IDC applies available information through processes such as benchmark curves, benchmarking of similar securities, sector groupings and matrix pricing. Model processes such as option-adjusted spread models are used to value securities that have prepayment features. Substantially all securities available for sale evaluated in this manner are deemed to be Level 2 valuations.

For mortgage-backed securities issued by U.S. government corporations and government sponsored enterprises, management considers dealer indicative bids in the valuation process. Indicative bids are estimates of value and do not necessarily represent the price at which the dealer would be willing to transact. Such bids are compared to IDC evaluated prices for reasonableness as well as consistency with observable market conditions. All mortgage-backed securities are deemed to be valued based on Level 2 inputs.

Publicly traded common and preferred stocks are valued by reference to the market closing price (last trade) on the measurement date (Level 1 inputs). In the unlikely event that no trade occurred on the measurement date, reference would be made to an indicative bid or the last trade most proximate to the measurement date (Level 2 inputs).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$3,505,234	$418,330,269	$—	$421,835,503
Other investments	$8,996,884	$3,645,645	$—	$12,642,529

Certain financial assets and financial liabilities, such as loans held for sale and collateral-dependent  impaired loans (if any) are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial assets or financial liabilities measured at fair value on a non-recurring basis as of September 30, 2008.

In accordance with SFAS No.65, Accounting for Certain Mortgage Banking Activities, mortgage loans held for sale with a carrying amount of $1,037,494 were written down to their fair value of $774,693 during the three month period ended March 31, 2008 resulting in a loss of $262,801, which was included in earnings for the nine month period ended September 30, 2008. No mortgage loans held for sale were written down to their fair value during the three month periods ended June 30, 2008 or September 30, 2008.

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

SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States “the GAAP hierarchy”. SFAS No. 162 will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The guidance provided by SFAS No. 162 is not expected to have a significant impact on the Company’s financial statements.

FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Company’s computation of earnings per share.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior periods’ financial data to conform to current financial statement presentations.

RECENT MARKET DEVELOPMENTS

The U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Substantial declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption of the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going-concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of the Treasury has the authority to, among other things, purchase up to $700 billion in mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity of the U.S. financial markets.

On October 14, 2008, the Department of the Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program” or “Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Until the earlier of three years after the Treasury’s investment in the preferred stock of a participating financial institution or the date on which the preferred stock has been redeemed in full or the Treasury has transferred all the preferred stock to third parties, the financial institution may not repurchase shares of its common stock or increase the per share dividend on its common stock without the consent of the Treasury. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The Treasury has announced that nine large financial institutions have received an aggregate amount of $125 billion pursuant to the TARP Capital Purchase Program, and the Treasury has approved the applications of other financial institutions to participate in the Program.

On October 14, 2008, the Federal Deposit Insurance Corporation (the “FDIC”) announced its Temporary Liquidity Guarantee Program, which consists of two components: a temporary guarantee of newly-issued senior unsecured debt of FDIC-insured institutions and their holding companies (the “FDIC Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “FDIC Transaction Account Guarantee Program”). Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits.
At the present time, the Company expects to participate in the TARP Capital Purchase Program and the bank intends to participate in the FDIC Transaction Account Guarantee Program. The Company is assessing whether to participate in the FDIC Debt Guarantee Program.

It is not clear what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse developments could have a material adverse affect on the Company and its business.

Current economic conditions have a resulted in an increased number of bank failures, which has increased use of the FDIC’s Deposit Insurance Fund (the “DIF”), The FDIC’s proposed plan to restore the DIF will increase the premium assessment rates paid by FDIC-insured institutions. If the plan is adopted as proposed, the bank’s deposit insurance expense will be substantially higher in 2009 compared to 2008, which will have an adverse impact on the Company’s results of operations.

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

For the three months ended September 30, 2008, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 60.6% and investment securities represented 39.2% of the bank’s average earning assets for the third quarter of 2008.

For the nine months ended September 30, 2008, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 60.1% and investment securities represented 39.7% of the bank’s average earning assets for the first nine months of 2008.

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations, and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) decreased the overnight lending rate by 225 basis points during the first nine months of 2008 to 2.00%. This followed a 50 basis point reduction in the fourth quarter of 2007. In addition, the FOMC reduced the overnight lending rate in October 2008 by an additional 100 basis points to 1.00%. The large decrease in the overnight lending rate was in response to the continued liquidity crisis in the credit markets and recessionary concerns. As a result, short-term market interest rates decreased during the first nine months of 2008, but as a slower pace than the short-term intererst rates and, as a result, the yield curve continued to steepen. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates have maintained a wider credit spread resulting in higher yields on mortgage loans relative to U.S. Treasury securities.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 33 and 34. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 31 and 32.

Comparison of the Three Months Ended September 30, 2008 and 2007

The Company reported net income for the three months ended September 30, 2008 of $3.8 million, representing $0.21 per share calculated on a diluted basis, compared to $3.1 million, or $0.17 per share calculated on a diluted basis, for the third quarter of 2007. This increase reflects higher net interest income coupled with a lower provision for loan losses, which were partially offset by increases in noninterest expenses and the provision for income taxes and a decrease in noninterest income. The third quarter 2007 results were adversely impacted by an after tax loss from discontinued operations of $0.8 million.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $21.8 million for the third quarter of 2008 compared to $19.2 million for the 2007 period. Net interest income benefitted from higher average investment securities and loan balances, higher yields on investment securities, lower interest-bearing deposits balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.46% for the third quarter of 2008 compared to 4.41% for the 2007 period. The net interest margin was impacted by the lower interest rate environment in 2008, and the effect of higher average investment securities and loans outstanding.

Total interest income, on a tax-equivalent basis, decreased to $30.1 million for the third quarter of 2008, from $31.4 million in the prior year period. The tax-equivalent yield on interest-earning assets was 6.19% for the third quarter of 2008 compared to 7.31% for the 2007 period.

Interest earned on the loan portfolio decreased to $20.4 million for the third quarter of 2008 from $24.1 million in the prior year period. Average loan balances amounted to $1,193.8 million, an increase of $60.7 million from an average of $1,133.0 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.3 million increase in interest earned on loans, which was more than offset by the impact of a decrease in yield. The decrease in the yield on the loan portfolio to 6.99% for the third quarter of 2008 from 8.68% for the 2007 period was primarily attributable to the lower interest rate environment in 2008 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $9.7 million for the third quarter of 2008 from $7.0 million in the prior year period. Average outstandings increased to $769.3 million (39.1% of average earning assets) for the third quarter of 2008 from $575.3 million (33.3% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 7.1 years at September 30, 2008 compared to 5.6 years at September 30, 2007.

Interest earned on Federal funds sold and deposits with other banks decreased by $0.2 million for the third-quarter of 2008 from $0.2 million for the 2007 period, primarily due to lower funds employed in these assets. Average outstandings for these assets decreased to $1.4 million for the third quarter of 2008 from $17.2 million in the prior year period.

Total interest expense decreased by $3.9 million for the third quarter of 2008 from $12.1 million for the 2007 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings coupled with lower interest-bearing deposits balances. Partially offsetting those benefits was the impact of higher borrowed funds balances which was the result of the Company’s strategy to employ cost effective wholesale funding in lieu of higher priced certificates of deposit.

Interest expense on deposits decreased to $5.1 million for the third quarter of 2008 from $10.3 million for the 2007 period, due to a decrease in the cost of those funds coupled with lower balances. The average rate paid on interest-bearing deposits was 2.07% which was 166 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2008. Average interest-bearing deposits balances decreased to $976.7 million for the third quarter of 2008 from $1,093.3 million for the 2007 period reflecting the Company’s strategy to reduce reliance on high priced certificates of deposit.

Interest expense on borrowings increased to $3.2 million for the third quarter of 2008 from $1.9 million for the 2007 period, primarily due to an increase in average balances which was partially offset by lower rates paid for these funds. Average borrowings increased to $482.4 million for the third quarter of 2008 from $144.3 million in the prior year period, reflecting greater reliance by the Company on wholesale funding. The average rate paid for borrowed funds was 2.65% which was 249 basis points lower than the prior year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2008.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 26), the provision for loan losses for the third quarter of 2008 was $2.0 million, compared to $2.1 million for the prior year period. Factors affecting the level of the allowance and, therefore, the provision included the growth in the loan portfolio, changes in general economic conditions and the amount and trend of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $7.2 million for the third quarter of 2008 from $7.8 million in the 2007 period. The decrease was principally due to an other-than-temporary impairment charge for a debt security. The charge, which resulted from management’s regular review of the valuation of the investment portfolio, amounted to approximately $1.2 million and reduced the carrying amount of the security to $2.6 million. Mortgage banking income was $1.5 million for the third quarter of 2008 compared to $0.9 million in the 2007 period. The 2007 amount was decreased by a revaluation charge of approximately $1.6 million recorded to reduce the carrying value of residential mortgage loans held for sale to the lower of cost or fair value and a charge for settlement of potential repurchase obligations as part of our loss mitigation efforts. Mortgage banking income in the 2008 period was adversely impacted by lower origination volume.

Noninterest Expenses

Noninterest expenses for the third quarter of 2008 increased $2.3 million when compared to the 2007 period. The increase was primarily due to higher salary expenses due to normal salary increases and investments in the growth of the Sterling franchise as well as increased professional fees associated with revenue enhancement projects and the settlement of certain litigation.

Comparison of the Nine Months Ended September 30, 2008 and 2007

The Company reported net income for the nine months ended September 30, 2008 of $12.0 million, representing $0.66 per share calculated on a diluted basis, compared to $10.4 million, or $0.56 per share calculated on a diluted basis, for the first nine months of 2007. This increase reflects higher net interest income which was partially offset by increases in the provision for loan losses, noninterest expenses and the provision for income taxes coupled with lower noninterest income. The results for the 2007 period were adversely impacted by an after tax loss from discontinued operations of $0.8 million.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $63.4 million for the first nine months of 2008 compared to $55.2 million for the 2007 period. Net interest income benefitted from higher average investment securities and loan balances, higher yields on investment securities, lower interest-bearing deposits balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.53% for the first nine months of 2008 compared to 4.44% for the 2007 period. The net interest margin was impacted by the lower interest rate environment in 2008, and the effect of higher average investment securities, borrowed funds, loans outstanding and noninterest-bearing demand deposits and lower average interest-bearing deposits balances.

Total interest income, on a tax-equivalent basis, decreased to $89.8 million for the first nine months of 2008 from $90.6 million in the prior year period. The tax-equivalent yield on interest-earning assets was 6.45% for the first nine months of 2008 compared to 7.34% for the 2007 period.

Interest earned on the loan portfolio decreased to $61.2 million for the first nine months of 2008 from $69.0 million for the prior year period. Average loan balances amounted to $1,150.6 million, an increase of $53.3 million from an average of $1,097.3 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $3.7 million increase in interest earned on loans, which was more than offset by the impact of a decrease in yield. The decrease in the yield on the loan portfolio to 7.46% for the first nine months of 2008 from 8.83% for the 2007 period was primarily attributable to the lower interest rate environment in 2008 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $28.6 million for the first nine months of 2008 from $20.3 million in the prior year period. Average outstandings increased to $757.0 million (39.6% of average earning assets) for the first nine months of 2008 from $569.9 million (33.5% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 7.1 years at September 30, 2008 compared to 5.6  years at September 30, 2007.

Interest earned on Federal funds sold and deposits with other banks decreased by $1.2 million for the first nine months of 2008 from $1.2 million for the 2007 period, primarily due to lower funds employed in these assets. Average outstandings for these assets decreased to $0.6 million for the first nine months of 2008 from $30.9 million in the prior year period.

Total interest expense decreased by $9.0 million for the first nine months of 2008 from $35.5 million for the 2007 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings coupled with lower interest-bearing deposits balances. Partially offsetting the benefit of the lower cost of funds was the impact of higher borrowed funds balances which was the result of the Company’s strategy to employ cost effective wholesale funding in lieu of higher priced certificates of deposit.

Interest expense on deposits decreased to $17.1 million for the first nine months of 2008 from $29.6 million for the 2007 period, primarily due to a decrease in the cost of those funds coupled with lower balances. The average rate paid on interest-bearing deposits was 2.31% which was 144 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2008. Average interest-bearing deposits balances decreased to $990.8 million for the first nine months of 2008 from $1,053.8 million for the 2007 period reflecting the Company’s strategy to reduce reliance on high priced certificates of deposit.

Interest expense on borrowings increased to $9.3 million for the first nine months of 2008 from $5.9 million for the 2007 period, primarily due to an increase in average balances which was partially offset by lower rates paid for these funds. Average borrowings increased to $421.8 million for the first nine months of 2008 from $153.0 million in the prior year period, reflecting greater reliance by the Company on wholesale funding. The average rate paid for borrowed funds was 2.95% which was 224 basis points lower than the prior year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2008.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 26), the provision for loan losses for the first nine months of 2008 was $6.1 million, compared to $4.5 million for the prior year period. Factors affecting the level of the allowance and, therefore, the provision included the growth in the loan portfolio, changes in general economic conditions and the amount and trend of nonaccrual loans.

Noninterest Income

Noninterest income decreased to $24.5 million for the first nine months of 2008 from $25.9 million in the 2007 period. The decrease was principally due to other-than-temporary impairment charges which resulted from management’s regular review of the investment portfolio. One charge, taken in the second quarter of 2008, for a single-issuer, investment grade trust preferred security, amounted to approximately $0.5 million and reduced the carrying amount of the security to $0.5 million. A second charge, taken in the third quarter, for a debt security, amounted to approximately $1.2 million and reduced the carrying amount of the security to $2.6 million. Mortgage banking income was $6.7 million for the first nine months of 2008 compared to $6.3 million in the 2007 period. The 2007 amount was decreased by a revaluation charge of approximately $1.6 million recorded in the third quarter to reduce the carrying value of residential mortgage loans held for sale to the lower of cost or fair value and a charge for settlement of potential repurchase obligations as part of our loss mitigation efforts. Mortgage banking income in the 2008 period was adversely impacted by lower origination volume.

Noninterest Expenses

Noninterest expenses for the first nine months of 2008 increased $3.8 million when compared to the 2007 period. The increase was primarily due to higher personnel costs due to normal salary increases and investments in the Sterling franchise, increased occupancy costs due to higher rents and professional fees associated with revenue enhancement projects and the settlement of certain litigation.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2008 increased to $6.5 million from $5.9 million in the 2007 period. The increase was primarily due to the higher level of pre-tax income in the 2008 period.

BALANCE SHEET ANALYSIS

Securities

At September 30, 2008, the Company’s portfolio of securities totaled $734.4 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $682.2 million which is approximately 92.9% of total. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $2.2 million and $2.9 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at estimated fair value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its recorded investment upon market recovery or the maturity of such instruments and thus believes that the impairment in value is primarily interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $0.7 million and gross unrealized losses of $12.0 million. Management has the intent and ability to hold available for sale and held to maturity securities with unrealized losses until there is a market recovery, which may be maturity.

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

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield
September 30, 2008	AFS	HTM	AFS	HTM

Mortgage-backed securities	5.2 Years	4.3 Years	4.83%	4.63%
Agency notes (with original call dates ranging between 3 and 36 months)	11.9 Years	0.8 Years	5.38	6.08

Obligations of state and political subdivisions	7.2 Years	—	6.10 (1)	—

(1)	tax equivalent

The following table presents information regarding securities available for sale:

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$8,770,244	$—	$285,742	$8,484,502
CMO’s (Federal Home Loan Mortgage Corporation)	22,276,314	—	764,975	21,511,339
CMO’s (Government National Mortgage Association)	7,157,394	—	142,061	7,015,333
Federal National Mortgage Association	60,148,843	258,897	724,970	59,682,770
Federal Home Loan Mortgage Corporation	32,508,270	46,630	348,612	32,206,288
Government National Mortgage Association	2,971,529	109,161	2,495	3,078,195

Total mortgage-backed securities	133,832,594	414,688	2,268,855	131,978,427

Agency Notes
Federal Home Loan Bank	153,975,789	152,445	3,921,101	150,207,133
Federal Farm Credit Bank	89,916,245	—	2,222,495	87,693,750

Total obligations of U.S. Government corporations and government sponsored enterprises	377,724,628	567,133	8,412,451	369,879,310

Obligations of state and political institutions	23,071,548	75,676	740,965	22,406,259
Trust preferred securities	5,369,006	—	1,924,846	3,444,160
Corporate securities	12,495,124	—	1,440,124	11,055,000
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	13,599,000	—	—	13,599,000
Other securities	304,442	16,632	—	321,074

Total	$433,694,448	$659,441	$12,518,386	$421,835,503

The following table presents information regarding securities held to maturity:

September 30, 2008	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$12,118,922	$—	$367,923	$11,750,999
CMO’s (Federal Home Loan Mortgage Corporation)	20,343,597	13,356	491,342	19,865,611
Federal National Mortgage Association	149,130,074	1,181,281	792,183	149,519,172
Federal Home Loan Mortgage Corporation	103,078,506	419,642	1,226,340	102,271,808
Government National Mortgage Association	7,653,510	256,374	—	7,909,884

Total mortgage-backed securities	292,324,609	1,870,653	2,877,788	291,317,474

Federal Home Loan Bank agency notes	20,000,000	321,875	—	20,321,875

Total obligations of U.S. Government corporations and government sponsored enterprises	312,324,609	2,192,528	2,877,788	311,639,349
Debt securities issued by foreign governments	250,000	—	922	249,078

Total	$312,574,609	$2,192,528	$2,878,710	$311,888,427

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

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 53% of all loans. Loans in these categories are typically made to small and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 21% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 21% of all loans. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30,

	2008		2007

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$533,803	43.50%	$537,358	44.37%
Equipment lease financing	256,062	20.87	241,828	19.97
Factored receivables	116,970	9.53	113,261	9.35
Real estate - residential mortgage	160,307	13.06	150,571	12.43
Real estate- commercial mortgage	96,275	7.85	97,575	8.06
Real estate -construction and land development	25,481	2.08	33,522	2.77
Installment - individuals	18,214	1.48	9,979	0.82
Loans to depository institutions	20,000	1.63	27,000	2.23

Loans, net of unearned discounts	$1,227,112	100.00%	$1,211,094	100.00%

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

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	($ in thousands)

Average loans held in portfolio, net of unearned discounts, during period	$1,175,540	$1,081,629	$1,126,365	$1,049,625

Allowance for loan losses:
Balance at beginning of period	$15,480	$15,582	$15,085	$16,288

Charge-offs:
Commercial and industrial	867	1,304	1,963	1,994
Lease financing	800	802	2,959	2,559
Factored receivables	54	27	249	204
Real estate - residential mortgage	—	115	15	215
Installment	—	—	—	67

Total charge-offs	1,721	2,248	5,186	5,039

Recoveries:
Commercial and industrial	183	8	294	37
Lease financing	110	76	271	260
Factored receivables	6	3	21	17
Real estate - residential mortgage	61	30	61	30
Installment	—	6	69	89

Total recoveries	360	123	716	433

Subtract:
Net charge-offs	1,361	2,125	4,470	4,606

Provision for loan losses	1,950	2,125	6,100	4,453

Less losses on transfers to other real estate owned	336	543	982	1,096

Balance at end of period	$15,733	$15,039	$15,733	$15,039

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.46%	0.79%	0.53%	0.59%

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

At September 30, 2008, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.30% and the allowance was $15.7 million. At such date, the Company’s nonaccrual loans amounted to $6.8 million; $0.3 million of such loans were judged to be impaired within the scope of SFAS No. 114. At September 30, 2008 loans 90 days past due and still accruing and restructured loans amounted to $1.0 million and $0.1 million, respectively. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of September 30, 2008. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first nine months of 2008. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.3 million at September 30, 2008.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	September 30,

	2008		2007

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$480,243	33.27%	$490,195	31.29%
NOW	248,557	17.22	233,616	14.91
Savings	17,597	1.22	19,150	1.22
Money market	333,583	23.11	289,700	18.49
Time deposits	362,776	25.14	533,601	34.05

Total domestic deposits	1,442,756	99.96	1,566,262	99.96
Foreign
Time deposits	577	0.04	575	0.04

Total deposits	$1,443,333	100.00%	$1,566,837	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 31 and 32.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2008, the Company and the bank exceeded the requirements for “well capitalized” institutions. Information regarding the Company’s and the bank’s risk-based capital is presented on page 35.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 8 of the Company’s unaudited consolidated financial statements in this quarterly report.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended September 30,
(Unaudited)

(dollars in thousands)

	2008			2007

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,920	$11	1.51%	$2,486	$24	3.80%

Securities available for sale	422,919	5,564	5.26	154,518	1,932	5.00
Securities held to maturity	323,145	3,795	4.70	401,664	4,731	4.71
Securities tax-exempt [2]	23,191	353	6.09	19,127	298	6.18

Total investment securities	769,255	9,712	5.05	575,309	6,961	4.84
Federal funds sold	1,413	7	1.81	17,228	227	5.17
Loans, net of unearned discounts [3]	1,193,766	20,387	6.99	1,133,034	24,142	8.68

TOTAL INTEREST-EARNING ASSETS	1,967,354	30,117	6.19%	1,728,057	31,354	7.31%

Cash and due from banks	50,264			72,253
Allowance for loan losses	(16,367)			(16,146)
Goodwill	22,901			22,901
Other assets	105,164			94,296

Total assets-continuing operations	2,129,316			1,901,361
Assets-discontinued operations	—			1,203

TOTAL ASSETS	$2,129,316			$1,902,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$17,527	14	0.33%	$18,705	26	0.55%
NOW	251,271	633	1.00	241,789	1,519	2.49
Money market	307,879	1,364	1.76	282,436	2,284	3.21
Time	399,417	3,060	3.05	549,832	6,456	4.66
Foreign
Time	577	2	1.09	575	2	1.09

Total interest-bearing deposits	976,671	5,073	2.07	1,093,337	10,287	3.73

Borrowings
Securities sold under agreements to repurchase - customers	89,900	419	1.85	68,396	701	4.07
Securities sold under agreements to repurchase - dealers	62,977	382	2.41	—	—	—
Federal funds purchased	37,717	197	2.04	6,006	71	4.66
Commercial paper	18,331	100	2.15	28,397	368	5.14
Short-term borrowings - FHLB	90,295	469	2.07	4,185	53	5.03
Short-term borrowings - other	1,488	10	3.99	1,553	21	5.10
Long-term borrowings - FHLB	155,870	1,107	2.84	10,000	118	4.70
Long-term borrowings - sub debt	25,774	523	8.37	25,774	523	8.37

Total borrowings	482,352	3,207	2.65	144,311	1,855	5.14

TOTAL INTEREST-BEARING LIABILITIES	1,459,023	8,280	2.26%	1,237,648	12,142	3.90%

Noninterest-bearing deposits	453,098			455,093
Other liabilities	101,593			91,267
Liabilities-discontinued operations	—			129

Total liabilities	2,013,714			1,784,137

Shareholders’ equity	115,602			118,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,129,316			$1,902,564

Net interest income/spread		21,837	3.93%		19,212	3.41%

Net yield on interest-earning assets (margin)			4.46%			4.41%

Less: Tax equivalent adjustment		137			117

Net interest income		$21,700			$19,095

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Nine Months Ended September 30,
(Unaudited)

(dollars in thousands)

	2008			2007

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$2,952	$30	1.34%	$2,732	$91	4.46%

Securities available for sale	395,220	15,560	5.25	138,994	5,080	4.87
Securities held to maturity	340,313	12,054	4.72	410,729	14,299	4.64
Securities tax-exempt [2]	21,507	987	6.12	20,150	951	6.31

Total investment securities	757,040	28,601	5.04	569,873	20,330	4.76
Federal funds sold	593	8	1.81	30,861	1,230	5.26
Loans, net of unearned discounts [3]	1,150,612	61,208	7.46	1,097,307	68,993	8.83

TOTAL INTEREST-EARNING ASSETS	1,911,197	89,847	6.45%	1,700,773	90,644	7.34%

Cash and due from banks	55,133			67,770
Allowance for loan losses	(15,963)			(16,445)
Goodwill	22,901			22,879
Other assets	104,436			90,950

Total assets-continuing operations	2,077,704			1,865,927
Assets-discontinued operations	—			1,211

TOTAL ASSETS	$2,077,704			$1,867,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,633	48	0.34%	$20,244	78	0.51%
NOW	248,112	2,001	1.08	236,569	4,489	2.54
Money market	237,763	2,661	1.50	237,154	5,401	3.05
Time	485,709	12,429	3.42	559,224	19,582	4.68
Foreign
Time	576	5	1.09	574	5	1.09

Total interest-bearing deposits	990,793	17,144	2.31	1,053,765	29,555	3.75

Borrowings
Securities sold under agreements to repurchase - customers	87,192	1,507	2.31	79,747	2,581	4.33
Securities sold under agreements to repurchase - dealers	55,205	1,115	2.70	—	—	—
Federal funds purchased	41,976	776	2.43	2,922	107	4.84
Commercial paper	19,672	412	2.79	28,070	1,073	5.11
Short-term borrowings - FHLB	56,763	995	2.34	1,410	53	5.03
Short-term borrowings - other	1,686	30	4.08	1,213	48	5.24
Long-term borrowings - FHLB	133,577	2,906	2.90	13,846	479	4.61
Long-term borrowings - sub debt	25,774	1,570	8.37	25,774	1,570	8.38

Total borrowings	421,845	9,311	2.95	152,982	5,911	5.19

TOTAL INTEREST-BEARING LIABILITIES	1,412,638	26,455	2.50%	1,206,747	35,466	3.93%

Noninterest-bearing deposits	446,256			444,828
Other liabilities	99,947			89,694
Liabilities-discontinued operations	—			238

Total liabilities	1,958,841			1,741,507

Shareholders’ equity	118,863			125,631

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,077,704			$1,867,138

Net interest income/spread		63,392	3.95%		55,178	3.41%

Net yield on interest-earning assets (margin)			4.53%			4.44%

Less: Tax equivalent adjustment		385			372

Net interest income		$63,007			$54,806

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Three Months Ended September 30, 2008 to September 30, 2007

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$3	$(16)	$(13)

Securities available for sale	3,527	105	3,632
Securities held to maturity	(926)	(10)	(936)
Securities tax-exempt	59	(4)	55

Total investment securities	2,660	91	2,751

Federal funds sold	(129)	(91)	(220)

Loans, net of unearned discounts [3]	1,273	(5,028)	(3,755)

TOTAL INTEREST INCOME	$3,807	$(5,044)	$(1,237)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(2)	$(10)	$(12)
NOW	58	(944)	(886)
Money market	190	(1,110)	(920)
Time	(1,501)	(1,895)	(3,396)
Foreign
Time	—	—	—

Total interest-bearing deposits	(1,255)	(3,959)	(5,214)

Borrowings
Securities sold under agreements to repurchase - customers	177	(459)	(282)
Securities sold under agreements to repurchase - dealers	382	—	382
Federal funds purchased	186	(60)	126
Commercial paper	(101)	(167)	(268)
Short-term borrowings - FHLB	465	(49)	416
Short-term borrowings - other	(2)	(9)	(11)
Long-term borrowings - FHLB	1,054	(65)	989
Long-term borrowings - sub debt	—	—	—

Total borrowings	2,161	(809)	1,352

TOTAL INTEREST EXPENSE	$906	$(4,768)	$(3,862)

NET INTEREST INCOME	$2,901	$(276)	$2,625

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Nine Months Ended September 30, 2008 to September 30, 2007

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$7	$(68)	$(61)

Securities available for sale	10,056	424	10,480
Securities held to maturity	(2,484)	239	(2,245)
Securities tax-exempt	40	(4)	36

Total investment securities	7,612	659	8,271

Federal funds sold	(730)	(492)	(1,222)

Loans, net of unearned discounts [3]	3,714	(11,499)	(7,785)

TOTAL INTEREST INCOME	$10,603	$(11,400)	$(797)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(6)	$(24)	$(30)
NOW	225	(2,713)	(2,488)
Money market	34	(2,774)	(2,740)
Time	(2,295)	(4,858)	(7,153)
Foreign
Time	—	—	—

Total interest-bearing deposits	(2,042)	(10,369)	(12,411)

Borrowings
Securities sold under agreements to repurchase - customers	231	(1,305)	(1,074)
Securities sold under agreements to repurchase - dealers	1,115	—	1,115
Federal funds purchased	747	(78)	669
Commercial paper	(260)	(401)	(661)
Short-term borrowings - FHLB	985	(43)	942
Short-term borrowings - other	3	(21)	(18)
Long-term borrowings - FHLB	2,668	(241)	2,427
Long-term borrowings - sub debt	3	(3)	—

Total borrowings	5,492	(2,092)	3,400

TOTAL INTEREST EXPENSE	$3,450	$(12,461)	$(9,011)

NET INTEREST INCOME	$7,153	$1,061	$8,214

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2008
Total Capital (to Risk-Weighted Assets):
The Company	$151,047	10.62%	$113,751	8.00%	$142,188	10.00%
The bank	149,397	10.48	114,042	8.00	142,553	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	135,134	9.50	56,875	4.00	85,313	6.00
The bank	133,484	9.36	57,021	4.00	85,532	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	135,134	6.42	84,257	4.00	105,321	5.00
The bank	133,484	6.36	83,966	4.00	104,958	5.00

As of December 31, 2007
Total Capital (to Risk-Weighted Assets):
The Company	$149,014	10.87%	$109,706	8.00%	$137,133	10.00%
The bank	147,442	10.77	109,507	8.00	136,884	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	133,785	9.76	54,853	4.00	82,280	6.00
The bank	132,213	9.66	54,753	4.00	82,130	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	133,785	6.88	77,835	4.00	97,294	5.00
The bank	132,213	6.79	77,943	4.00	97,429	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2008, presented on page 41, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of September 30, 2008, the Company was not a party to any derivative contracts to hedge its interest rate risk. On September 14, 2008 an interest rate floor agreement with a notional amount of $50,000,000 matured.

The interest rate floor agreement was not designated as hedge for accounting purposes and therefore changes in the fair value of this instrument were recognized as income or expenses in the Company’s financial statements. For the three months ended September 30, 2008 and 2007, $54,163 and $5,757 were credited to “Other income”, respectively. For the nine months ended September 30, 2008 and 2007, $97,378 and $3,256 were credited to “Other income”, respectively.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of September 30, 2008, the model indicated the impact of a 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.0% ($0.9 million) increase in net interest income, while the impact of a 200 basis point decline in rates over the same period would approximate a 3.3% ($3.0 million) decline from an unchanged rate environment.

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

At September 30, 2008, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $12.9 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $16.3 million. The parent company also has back-up credit lines with banks of $24.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2008:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$175,774	$—	$70,000	$60,000	$45,774
Operating Leases	20,119	3,971	5,672	4,401	6,075

Total Contractual Cash Obligations	$195,893	$3,971	$75,672	$64,401	$51,849

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2008:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$5,010	$5,010	$—	$—	$—
Commercial Loans	29,632	24,672	4,960	—	—

Total Loans	34,642	29,682	4,960	—	—
Standby Letters of Credit	40,266	36,692	3,574	—	—
Other Commercial Commitments	18,306	17,470	—	—	836

Total Commercial Commitments	$93,214	$83,844	$8,534	$—	$836

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	Over 5 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$3,774	$—	$—	$—	$—	$3,774
Investment securities	63,001	346	81,118	547,955	14,990	734,410
Commercial and industrial loans	395,215	28,834	98,916	12,310	(2,131)	553,144
Equipment lease financing	1,300	8,784	270,616	10,801	(35,439)	256,062
Factored receivables	117,399	—	—	—	(429)	116,970
Real estate-residential mortgage	36,697	24,707	45,694	53,867	—	160,965
Real estate-commercial mortgage	19,639	17,400	27,070	32,166	—	96,275
Real estate-construction and land development	—	—	25,481	—	—	25,481
Installment-individuals	18,214	—	—	—	—	18,214
Loans to depository institutions	20,000	—	—	—	—	20,000
Noninterest-earning assets & allowance for loan losses	—	—	—	—	151,794	151,794

Total Assets	675,239	80,071	548,895	684,099	128,785	2,117,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	17,596	—	—	17,596
NOW [1]	—	—	248,558	—	—	248,558
Money market [1]	273,538	—	60,045	—	—	333,583
Time - domestic	179,022	137,157	46,587	10	—	362,776
- foreign	182	395	—	—	—	577
Securities sold under agreement to repurchase - customer	55,022	—	—	—	—	55,022
Securities sold under agreement to repurchase - dealer	19,515	—	—	—	—	19,515
Federal funds purchased	55,000	—	—	—	—	55,000
Commercial paper	12,944	—	—	—	—	12,944
Short-term borrowings - FHLB	120,000	—	—	—	—	120,000
Short-term borrowings - other	17,031	—	—	—	—	17,031
Long-term borrowings - FHLB	—	—	130,000	20,000	—	150,000
Long-term borrowings - subordinated debentures	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	698,713	698,713

Total Liabilities and Shareholders’ Equity	732,254	137,552	502,786	45,784	698,713	2,117,089

Net Interest Rate Sensitivity Gap	$(57,015)	$(57,481)	$46,109	$638,315	$(569,928)	$—

Cumulative Gap September 30, 2008	$(57,015)	$(114,496)	$(68,387)	$569,928	$—	$—

Cumulative Gap September 30, 2007	$(29,884)	$(194,172)	$59,622	$582,728	$—	$—

Cumulative Gap December 31, 2007	$46,483	$(143,365)	$27,278	$605,524	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the third quarter of 2008. At September 30, 2008, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

(ii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3(ii)(A) to the Registrant’s Form 8-K dated November 15,2007 and filed on November 19,2007 and incorporated herein by reference).

11.	Statement Re: Computation of Per Share Earnings.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date: November 7, 2008	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date: November 7, 2008	/s/	John W. Tietjen

John W. Tietjen
Executive Vice President
and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	47

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	48

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	49

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	50

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	51