Form 10-K
period 2008-12-31
STERLING BANCORP
filed 2009-03-16
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008	Commission File No. 1-5273-1

STERLING BANCORP (Exact name of Registrant as specified in its charter)

New York	13-2565216
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

(212) 757-3300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, $1 par value per share	New York Stock Exchange
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
Yes ☐  No ☒

On June 30, 2008, the aggregate market value of the common equity held by non-affiliates of the Registrant was $199,049,024.

The Registrant has one class of common stock, of which 18,106,491 shares were outstanding at March
6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Sterling Bancorp’s definitive 2008 Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors on pages 14–21 and the section captioned “FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS” on page 25 and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp (the “parent company” or the “Registrant”) is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), which was organized in 1966. Sterling Bancorp and its subsidiaries derive substantially all of their revenue and income from providing banking and related financial services and products to customers primarily in New York, New Jersey and Connecticut (“the New York metropolitan area”). Throughout this report, the terms the “Company” or “Sterling” refer to Sterling Bancorp and its subsidiaries. The Company has operations in the New York metropolitan area and conducts business throughout the United States.

The parent company owns, directly or indirectly, all of the outstanding shares of Sterling National Bank (the “bank”), its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation and Sterling Bancorp Trust I (the “trust”). Sterling National Mortgage Company, Inc. (“SNMC”), Sterling Factors Corporation (“Factors”), Sterling Trade Services, Inc. (“Trade Services”), Sterling Resource Funding Corp. (“Resource Funding”) and Sterling Real Estate Holding Company, Inc. are wholly-owned subsidiaries of the bank. Trade Services owns all of the outstanding common shares of Sterling National Asia Limited, Hong Kong.

In September 2006, the business conducted by Sterling Financial Services Company, Inc. (“Sterling Financial”) was sold (see Note 2 on page 57). The results of operations of Sterling Financial have been reported as a discontinued operation and all prior period amounts have been restated as appropriate.

Segment information appears in Note 23 of the Company’s consolidated financial statements.

GOVERNMENT MONETARY POLICY

The Company is affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). An important objective of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. The Federal Reserve Board is currently using, and will continue to use, such instruments of monetary policy in its effort to strengthen market stability, improve the strength of financial institutions, and enhance market liquidity. The monetary policies of the Federal Reserve Board have in the past had a significant effect on operations of financial institutions, including the bank, and will continue to do so in the future. Changing conditions in the national economy and in the money markets make it difficult to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Company. Foreign activities of the Company are not considered to be material.

BUSINESS OPERATIONS

The Bank

Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains twelve offices in New York: nine offices in New York City (six branches and an international banking facility in Manhattan and three branches in Queens); two branches in Nassau County (one in Great Neck and the other in Woodbury, New York) and one branch in Yonkers, New York. The executive office is located at 650 Fifth Avenue, New York, New York.

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

For the year ended December 31, 2008, the bank’s average earning assets represented approximately 99.8% of the Company’s average earning assets. Loans represented 60.4% and investment securities represented 39.3% of the bank’s average earning assets in 2008.

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

Through its factoring subsidiary (“Factors”), the bank provides accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate for the bookkeeping and collection services provided by Factors and, if applicable, its credit review of the client’s customer and assumption of customer credit risk. When Factors “factors” (i.e., purchases) an account receivable from a client, it records the receivable as an asset (included in “Loans held in portfolio, net of unearned discounts”), records a liability for the funds due to the client (included in “Accrued expenses and other liabilities”) and credits to noninterest income the nonrefundable factoring fee (included in “Accounts receivable management/ factoring commissions and other fees”). Factors also may advance funds to its client prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees) and normally satisfying such advances by the collection of receivables. The accounts receivable factored are primarily for clients engaged in the apparel and textile industries.

Through a subsidiary, Sterling Resource Funding Corp., which was acquired on April 1, 2006, the bank provides financing and human resource business process outsourcing support services, exclusively for the temporary staffing industry. For over 25 years and throughout the United States, Resource Funding has provided full back-office, computer, tax and accounting services, as well as financing, to independently-owned staffing companies. The average contract term is 18 months for approximately 225 staffing companies.

As of December 31, 2008, the outstanding loan balance (net of unearned discounts) for commercial and industrial lending and factored receivables was $657.6 million, representing approximately 52.8% of the bank’s total loan portfolio.

There are no industry concentrations in the commercial and industrial loan portfolio that exceed 10% of gross loans. Approximately 75% of the bank’s loans are to borrowers located in the New York metropolitan area. The bank has no foreign loans.

Equipment Leasing. The bank offers equipment leasing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances small and medium-sized equipment leases with an average term of 24 to 30 months. At December 31, 2008, the outstanding loan balance (net of unearned discounts) for equipment leases was $255.7 million, and equipment leases comprised approximately 20.5% of the bank’s total loan portfolio.

Residential and Commercial Mortgages. The bank’s real estate loan portfolio consists of real estate loans on one-to-four family residential properties and commercial properties. The residential mortgage banking and brokerage business is conducted through offices located principally in New York. Residential mortgage loans—focused on conforming credit, government insured FHA and other high quality loan products—are originated primarily in the New York metropolitan area, Virginia and other mid-Atlantic states, almost all of these for resale. Commercial real estate financing is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos. At December 31, 2008, the outstanding loan balance for real estate mortgage loans was $262.4 million, representing approximately 21.0% of the bank’s total loans outstanding.

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

The composition of total revenues (interest income and noninterest income) of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,	2008	2007	2006

Interest and fees on loans	53%	59%	58%
Interest and dividends on investment securities	25	18	20
Other	22	23	22

	100%	100%	100%

At December 31, 2008, the bank and its subsidiaries had 562 full-time equivalent employees, consisting of 220 officers and 342 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

COMPETITION

There is intense competition in all areas in which the Company conducts its business. As a result of the deregulation of the financial services industry under the Gramm-Leach-Bliley Act of 1999, the Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and may have higher lending limits and provide a wider array of banking services than the Company does. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, services, availability of products, and geographic location.

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

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and without adversely affecting its “well capitalized” status, as of December 31, 2008, the bank could pay dividends of approximately $21 million to the parent company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the parent company and the bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

On December 23, 2008, we issued Series A Preferred Shares to the U.S. Treasury as a participant in the Capital Purchase Program under the Troubled Asset Repurchase Program. Under the terms of a letter agreement we executed in connection with the preferred shares issuance, prior to December 23, 2011, unless we have redeemed all such preferred shares or the U.S. Treasury has transferred all such preferred shares to a third party, the consent of the U.S. Treasury will be required for us to increase the dividend on our common shares above the current quarterly cash dividend of $0.19 per share.

For a discussion of additional restrictions on the Company’s ability to pay dividends, see “Emergency Economic Stabilization Act of 2008” beginning on page 8.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than that indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2008, the Company and the bank were “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or “core banks”—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance-sheet foreign exposures of $10 billion or more. The final rule became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. In July 2008, the agencies issued a proposed rule that would adopt the standardized approach of BIS II for credit risk, the basic indicator approach of BIS II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under BIS II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “BIS I-A” approach).

The Company is not required to comply with BIS II and has made a determination not to apply the BIS II requirements.

Support of the Bank

The Federal Reserve Board has stated that a bank holding company should serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times by the Federal Reserve Board even though not expressly required by regulation and even though the parent company may not be in a financial position to provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHCA provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, under the National Bank Act, if the capital stock of the bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the parent company. If the assessment is not paid within three months, the OCC could order a sale of the capital stock of the bank held by the parent company to make good the deficiency.

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

Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank received a one-time assessment credit that can be applied against future premiums through 2010, subject to certain limitations. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. The bank paid a deposit insurance premium in 2008 amounting to $710,267 which was net of a remaining available credit of approximately $110,000. As of December 31, 2008, there was no credit available to offset future deposit insurance assessments.

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The bank paid a FICO assessment in 2008 amounting to $167,827. The FICO annualized assessment rate for the first quarter of 2009 is 1.14 cents per $100 of deposits.

The enactment of Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per annum on amounts in covered accounts exceeding $250,000 payable quarterly. On December 5, 2008, the bank elected to participate in the deposit insurance program and declined, along with the parent company, to participate in the debt guarantee program.

On February 27, 2009, the Board of Directors of the FDIC adopted a final rule relating to a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 0.40% (preliminary) of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Beginning April 1, 2009, the base assessment rates would range from 12-16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. In addition, on February 27, 2009, the FDIC adopted an interim rule that imposes an emergency special assessment rate of 20 basis points based on June 30, 2009 deposits, payable by all insured depository institutions on September 30, 2009, in addition to the base assessment rate changes described above. The FDIC may impose additional special assessment of up to 10 basis points thereafter if the deposit insurance reserve ratio falls. Changes to the risk-based assessment system includes increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Either an increase in the Risk Category of the bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is generally required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance fund by protecting depositors for more than the insured portion of deposits or creditors other than depositors.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 was enacted on October 3, 2008. EESA authorizes the U.S. Department of Treasury (the “Treasury”) to provide up to $700 billion for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expires on December 31, 2009, unless the Secretary certifies to Congress that extension is necessary provided that his authority may not extend beyond October 3, 2010.

Pursuant to authority under EESA, the Treasury created the TARP Capital Purchase Program under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the Treasury will be required for any increase in the dividends on common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Treasury may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Treasury will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital.

On December 23, 2008, the Company issued preferred shares and a warrant to purchase its common shares to the Treasury as a participant in the TARP Capital Purchase Program. The amount of capital raised in that transaction was $42,000,000, approximately three percent of the Company’s risk-weighted assets. Prior to December 23, 2011, unless we have redeemed all such preferred shares or the Treasury has transferred all such preferred shares to a third party, the consent of the Treasury will be required for us to, among other things, increase the dividend on our common shares above the current quarterly cash dividend of $0.19 per share or repurchase our common shares or outstanding preferred shares except in limited circumstances.

In addition, until the Treasury ceases to own any of the Company’s securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with EESA and the rules and regulations there under. In compliance with such requirements, each of our senior executive officers in December 2008 agreed in writing to accept the compensation standards in existence at that time under the TARP Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

•

No Golden Parachute Payments. “Golden parachute payment” under the TARP Capital Purchase Program means a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average base salary over the five years prior to termination. Our senior executive officers have agreed to forgo all golden parachute payments for as long as two conditions remain true: They remain “senior executive officers” (CEO, CFO and the next three highest-paid executive officers), and the Treasury continues to hold our equity securities we issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is the “CPP Covered Period.”).

•

Recovery of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies. Our senior executive officers have also agreed to a “clawback provision,” which means that we can recover incentive compensation paid during the CPP Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•

No Compensation Arrangements That Encourage Excessive Risks. During the CPP Covered Period, we are not allowed to enter into or maintain compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of the Company. To make sure this does not happen, our Compensation Committee is required to meet at least once a year with our senior risk officer to review our executive compensation arrangements in the light of our risk management policies and practices. Our senior risk officer will, if required to, review our executive compensation arrangements in light of our risk management policies and practices. Our senior executive officers’ written agreements include their obligation to execute whatever documents we may require in order to make any changes in compensation arrangements resulting from the Compensation Committee’s review.

•

Limit on Federal Income Tax Deductions. During the CPP Covered Period, we are not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500,000 per year, with certain exceptions that do not apply to our senior executive officers.

See “Liquidity Risk” on page 41 in Management’s Discussion and Analysis of Financial Condition and
Results of

Operations, Asset/Liability Management for a further discussion of our participation in the Treasury TARP Capital Purchase Program.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law.

ARRA modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced. Thus, the newly enacted compensation-related limitations are applicable to the Company and to the extent the Treasury may implement these restrictions unilaterally the Company will apply these provisions. The provisions may be retroactive. The compensation-related limitations applicable to the Company which have been added or modified by ARRA are as follows, which provisions must be included in standards established by the Treasury:

•

No Severance Payments. Under ARRA “golden parachutes” were redefined as any severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, except for payments for services performed or benefits accrued. Consequently under ARRA the Company is prohibited from making any severance payment to our “senior executive officers” (defined in ARRA as the five highest paid executive officers) and our next five most highly compensated employees during the CPP Covered Period.

•

Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. ARRA also contains the “clawback provision” discussed above but extends its application to any bonus or retention awards and other incentive compensation paid to any of our senior executive officers or next 20 most highly compensated employees during the CPP Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•

No Compensation Arrangements That Encourage Earnings Manipulation. Under ARRA, during the CPP Covered Period, we are not allowed to enter into compensation arrangements that encourage manipulation of the reported earnings of the Company to enhance the compensation of any of our employees.

•

Limits on Incentive Compensation. ARRA contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any of our 5 most highly compensated employees during the CPP Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the CPP Coverage Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury. We do not know whether the award of incentive stock options are covered by this prohibition. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•

Compensation Committee Functions. ARRA requires that our Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

•

Compliance Certifications. ARRA also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of ARRA. These certifications must be contained in the Company’s Annual Report on Form 10-K that is filed after the relevant Treasury regulations are issued.

•

Treasury Review of Excessive Bonuses Previously Paid. ARRA directs the Secretary of the Treasury to review all compensation paid to our senior executive officers and our next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of ARRA or were otherwise contrary to the public interest. If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the TARP Capital Purchase Program recipient and the subject employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•	Say on Pay. Under ARRA the SEC promulgated rules requiring a non-binding say on pay vote by the shareholders on executive compensation at the annual meeting during the CPP Covered Period.

ARRA also provides that the U.S. Treasury, after consultation with the Company's federal regulator, permit the Company at any time to redeem our Series A Preferred Shares at liquidation value. Upon such redemption, the warrant to purchase our Common Shares that was issued to the U.S. Treasury would also be repurchased at its then current fair value.

At this time, the compensation standards under ARRA have not yet been developed by the Treasury. The impact of ARRA on the retention of our existing, and recruitment of future, senior officers, as well as on our financial condition and results of operations, cannot be assessed at this time.

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

Consequences of Incompliance with Supervision or Regulation

Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Under provisions of the federal securities laws, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, engaging in activities of a broker-dealer generally requires approval of Financial Industry Regulatory Authority, Inc. and regulators may take into account a variety of considerations in acting upon such applications, including internal controls, capital, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

A result of the volatility and instability in the financial system during 2008, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. The Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect our business and results of operations.

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The information appears on pages 38 and 39 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

II.	Investment Portfolio

A summary of the Company’s investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears beginning on page 31 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 5 beginning on page 59 of the Company’s consolidated financial statements.

III.	Loan Portfolio

A table setting forth the composition of the Company’s loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears beginning on page 33 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A table setting forth the maturities and sensitivity to changes in interest rates of the Company’s commercial and industrial loans at December 31, 2008 appears on page 33 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. Additional information appears under “Loan Portfolio” beginning on page 32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under “Loans” in Note 1 and in Note 6 of the Company’s consolidated financial statements.

A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 34 in Management’s Discussion and Analysis of Financial Condition and Results of Operations; there were no foreign loans accounted for on a nonaccrual basis, and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

IV. Summary of Loan Loss Experience

The information appears in Note 7 of the Company’s consolidated financial statements and beginning on page 33 under “Asset Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. A table setting forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years appears on page 35 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2008. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recorded in 2008.

A table presenting the Company’s allocation of the allowance at the end of each of the five most recent fiscal years appears on page 36 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. This allocation is based on estimates by management that may vary based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in that loan category.

V. Deposits

Average deposits and average rates paid for each of the three most recent years are presented on page 38 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in Note 9 of the Company’s consolidated financial statements.

The table providing selected information with respect to the Company’s deposits for each of the three most recent fiscal years appears on page 37 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest expense for the three most recent fiscal years is presented in Note 9 of the Company’s consolidated financial statements.

VI. Return on Assets and Equity

The Company’s returns on average total assets and average shareholders’ equity, dividend payout ratio and average shareholders’ equity to average total assets for each of the five most recent years is presented in “Selected Financial Data” on page 24.

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

Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are the Charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Corporate Governance Guidelines, our Method for Interested Persons to Communicate with Non-Management Directors and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, or our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site. The contents of our website are not incorporated by reference into this annual report on form 10-K.

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

RISKS RELATED TO THE COMPANY’S BUSINESS

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced, and local governments and many businesses are in serious difficulty, due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost of and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the New York metropolitan area and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by:

declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. Overall, during 2008, the business environment was adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in the New York metropolitan area, the United States and worldwide will continue to deteriorate for the forseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s management of interest rate risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 40 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company Is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those throughout the United States. Increases in interest rates and/or continued weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2008, approximately 62.6% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to commercial and industrial, construction and commercial real estate loans, see “Loan Portfolio” beginning on page 32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s Allowance for Loan Losses May Be Insufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses, see “Asset Quality” beginning on page 33 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see “Liquidity Risk” beginning on page 41 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because the parent company and the bank elected not to participate in the debt guarantee program under the TLG Program, we might be at a cost disadvantage if we elect to issue senior unsecured debt before June 30, 2009 (the current deadline for issuing debt covered by the debt guarantee program).

Sterling Bancorp Relies on Dividends from Its Subsidiaries

Sterling Bancorp is a separate and distinct legal entity from its subsidiaries. It receives dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the parent company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Sterling National Bank and certain non-bank subsidiaries may pay to the parent company. Also, Sterling Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Sterling National Bank is unable to pay dividends to Sterling Bancorp, Sterling Bancorp may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from Sterling National Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation” on pages 3–12 and Note 16 of the Company’s consolidated financial statements.

Our Agreements with the Treasury Impose Restrictions and Obligations on Us that Limit Our Ability to Increase Dividends, Repurchase Our Common Shares or Preferred Shares and Access the Equity Capital Markets

In December 2008, we issued preferred shares and a warrant to purchase our common shares to the Treasury as part of its TARP Capital Purchase Program. Prior to December 23, 2011, unless we have redeemed all the preferred shares or the Treasury has transferred all the preferred shares to a third party, the consent of the Treasury will be required for us to, among other things, increase the dividend on our common shares or repurchase our common shares or other preferred shares (with certain exceptions, including the repurchase of our common shares to offset share dilution from equity-based employee compensation awards). We have also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which we have agreed to lock-up periods during which we would be unable to issue equity securities.

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

The Company’s Profitability Depends Significantly on Local and Overall Economic Conditions

The Company’s success depends significantly on the economic conditions of the communities it serves and the general economic conditions of the United States. The Company has operations in New York City and the New York metropolitan area, and conducts business in Virginia and other mid-Atlantic states, and throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. In the United States generally, these conditions are declining and are expected to continue to decline. A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, acts of God or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Be Adversely Affected by the Soundness of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit, or derivative, if any, exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company Is Subject to Extensive Government Regulation and Supervision

The Company, primarily through the parent company and the bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions’ regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Supervision and Regulation” on pages 3–12.

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

For an entity to qualify as a REIT, it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2008, SREHC met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2008, SREHC had met the two annual income tests and the distribution test.

If SREHC fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, the Company’s effective tax rate would increase.

The Company Would Be Subject to a Higher Effective Tax Rate if Sterling Real Estate Holding Company, Inc. Is Required to Be Included in a NYS Combined Return

A recent change in New York State tax law generally requires a REIT that is majority owned by a New York State bank to be included in the bank’s combined New York State tax return. The Company believes that it qualifies for the small-bank exception to this rule. If, contrary to this belief, Sterling Real Estate Holding Company, Inc. were required to be included in the Company’s New York State combined return, the Company’s effective tax rate would increase.

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

The Company’s Certificate of Incorporation, By-Laws and Shareholders Rights Plan as Well as Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of the Company’s certificate of incorporation and by-laws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders.

The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

RISKS ASSOCIATED WITH THE COMPANY’S INDUSTRY

The Earnings of Financial Services Companies Are Significantly Affected by General Business and Economic Conditions

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. Continuing deterioration in economic conditions in the United States could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal office of the Company occupies one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for this premises expires April 30, 2016. Rental commitments to the expiration date approximate $6,509,000.

The bank also maintains operating leases for nine branch offices, the International Banking Facility, an Operations Center, and additional office space in New York City, Nassau, Suffolk and Westchester counties (New York) with an aggregate of approximately 131,100 square feet. The aggregate office rental commitments for these premises approximates $12,662,000. The leases have expiration dates ranging from 2009 through 2018 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included pursuant to Instruction 3 to Item 401(b) of SEC Regulation S-K:

Name of Executive	Title	Age	Held Executive Office Since

Louis J. Cappelli	Chairman of the Board and Chief Executive Officer, Director	78	1967
John C. Millman	President, Director	66	1986
John W. Tietjen	Executive Vice President and Chief Financial Officer	64	1989
Howard M. Applebaum	Senior Vice President	50	2002
Eliot S. Robinson	Executive Vice President of Sterling National Bank	66	1998

On March 10, 2009, the Compensation Committee of the Board of Directors extended the terms of the Company’s Employment Agreements with Mr. Cappelli and Mr. Millman to December 31, 2013 and December 31, 2011, respectively.

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

The Company’s 2008 Domestic Company Section 303A Annual CEO Certification was filed (without qualifications) with the New York Stock Exchange. The certifications under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this annual report on Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The parent company’s common stock is traded on the New York Stock Exchange under the symbol STL. Information regarding the quarterly prices of the common stock is presented in Note 26 on page 91. Information regarding the average common shares outstanding and dividends per common share is presented in the Consolidated Statements of Income on page 47. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 16 on page 73. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 22 beginning on page 84. As of March 6, 2009, there were 1,406 shareholders of record of our common shares.

Pursuant to the U.S. Treasury’s TARP Capital Purchase Program, until the earliest of December 23, 2011, the redemption of all of the Series A Preferred Shares or transfer by the U.S. Treasury of all of the Series A Preferred shares to third parties, we must obtain the consent of the U.S. Treasury to raise the dividend on our common shares or to repurchase any common shares or other preferred shares, with certain exceptions (including repurchases of our common shares under our share repurchase program to offset dilution from equity-based compensation).

During the fiscal years ended December 31, 2007 and 2008, the following dividends were declared on our common shares on the dates indicated: February 15, 2007: $.19; May 3, 2007: $.19; August 16, 2007: $.19; November 15, 2007: $.19; February 14, 2008: $.19; May 1, 2008: $.19; August 21, 2008: $.19; and November 20, 2008: $.19.

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

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the fourth quarter of 2008. At December 31, 2008, the maximum number of shares that may yet be repurchased under the share repurchase program was 870,963.

For information regarding securities authorized for issuance under the Company’s equity compensation plan, see Item 12 on page 97.

The following performance graph compares for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Sterling’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the KBW 50 Index (a market-capitalization weighted bank-stock index):

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sterling Bancorp, The S&P 500 Index
And The KBW 50 Index

	12/03	12/04	12/05	12/06	12/07	12/08

Sterling Bancorp	100.0	122.27	92.86	96.46	70.23	76.39
S&P 500	100.0	110.88	116.33	134.70	142.10	89.53
KBW 50	100.0	110.05	111.34	132.94	102.33	48.08

ITEM 6. SELECTED FINANCIAL DATA

The information appears on page 24. All such information should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 25–44 and supplementary quarterly data appears in Note 26 of the Company’s consolidated financial statements. All such information should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 40–43 under the caption “ASSET/LIABILITY MANAGEMENT.” All such information should be read in conjunction with the consolidated financial statements and notes thereto.

Sterling Bancorp
SELECTED FINANCIAL DATA [1]

(dollars in thousands except per share data)	2008	2007	2006	2005	2004

SUMMARY OF OPERATIONS
Total interest income	$118,071	$121,444	$116,611	$102,001	$86,228
Total interest expense	33,388	47,560	42,021	26,463	18,351
Net interest income	84,683	73,884	74,590	75,538	67,877
Provision for loan losses	8,325	5,853	4,503	5,214	6,139
Net securities (losses)/gains	(1,684)	188	(443)	337	1,256
Noninterest income, excluding net securities (losses)/gains	34,984	35,213	33,959	33,529	32,479
Noninterest expenses	84,476	79,478	77,238	67,617	61,725
Income before taxes	25,182	23,954	26,365	36,573	33,748
Provision for income taxes	9,176	8,560	5,367	13,110	11,074
Income from continuing operations	16,006	15,394	20,998	23,463	22,674
(Loss)/income from discontinued operations, net of tax	—	(795)	(603)	564	1,930
Loss on sale of discontinued operations, net of tax	—	—	(9,635)	—	—
Net income	16,006	14,599	10,760	24,027	24,604
Income from continuing operations
Per average common share—basic	0.89	0.84	1.12	1.22	1.20
—diluted	0.88	0.82	1.09	1.19	1.14
Net income
Per average common share—basic	0.89	0.79	0.57	1.25	1.29
—diluted	0.88	0.78	0.56	1.22	1.24
Dividends per common share	0.76	0.76	0.76	0.73	0.63

YEAR END BALANCE SHEETS
Investment securities	806,889	625,241	569,324	715,299	680,220
Loans held for sale	23,403	23,756	33,320	40,977	37,059
Loans held in portfolio, net of unearned discounts	1,221,543	1,187,124	1,112,602	1,012,057	906,762
Other assets—discontinued operations	—	—	1,663	116,250	114,596
Total assets, including discontinued operations	2,214,698	2,012,649	1,885,957	2,056,042	1,871,112
Noninterest-bearing demand deposits	501,543	535,351	546,443	510,884	511,307
Savings NOW and money market deposits	564,205	467,446	447,601	436,173	357,267
Time deposits	329,034	524,189	527,986	501,269	475,277
Short-term borrowings	363,403	205,418	83,776	281,838	150,825
Long-term debt	175,774	65,774	45,774	85,774	135,774
Shareholders’ equity	160,480	121,070	132,263	147,587	148,704

AVERAGE BALANCE SHEETS
Investment securities	756,337	586,463	647,602	713,629	689,569
Loans held for sale	23,286	43,919	40,992	53,948	46,395
Loans held in portfolio, net of unearned discounts	1,141,437	1,069,453	1,002,688	890,085	778,272
Total assets, including discontinued operations	2,086,505	1,892,751	1,944,776	1,931,101	1,777,720
Noninterest-bearing demand deposits	448,180	444,672	439,064	452,632	415,664
Savings NOW and money market deposits	522,807	498,827	434,167	416,614	378,630
Time deposits	451,031	556,869	517,166	520,051	452,320
Short-term borrowings	279,840	131,573	255,204	198,879	166,804
Long-term debt	163,479	44,130	59,938	106,514	135,774
Shareholders’ equity	119,792	124,140	143,178	149,836	142,536

RATIOS
Return on average total assets	0.77%	0.81%	1.13%	1.29%	1.36%
Return on average tangible shareholders’ equity[2]	16.52	15.20	17.43	18.23	18.68
Return on average shareholders’ equity	13.36	12.40	14.67	15.66	15.91
Dividend payout ratio	85.43	89.35	67.70	59.82	53.39
Average shareholders’ equity to average total assets	5.74	6.56	7.70	8.23	8.56
Net interest margin (tax-equivalent basis)	4.60	4.49	4.64	4.76	4.63
Loans/assets, year end[3]	56.21	60.16	60.81	54.29	53.73
Net charge-offs/loans, year end[4]	0.52	0.49	0.43	0.41	0.43
Nonperforming loans/loans, year end[3]	0.60	0.53	0.51	0.37	0.23
Allowance/loans, year end[4]	1.31	1.27	1.46	1.52	1.59

[1]	All data presented is from continuing operations unless indicated otherwise.

[2]	Average tangible shareholders’ equity is average shareholders’ equity less average goodwill.

[3]	In this calculation, the term “loans” means loans held for sale and loans held in portfolio.

[4]	In this calculation, the term “loans” means loans held in portfolio.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in Item 1A. Risk Factors on pages 14–21; other risks and uncertainties described from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

RECENT MARKET DEVELOPMENTS

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Pursuant to EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program, from the $700 billion authorized by EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On December 23, 2008, the Company elected to participate in the TARP Capital Purchase Program, under which the Company issued preferred shares and a warrant to purchase common shares to the Treasury.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation adopted a final rule relating to the Temporary Liquidity Guarantee Program. The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the systemwide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after

October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The company has elected to opt out of the debt guarantee program under the TLG Program, which may disadvantage the Company in its access to less expensive capital compared to the Company’s competitors that did not opt out.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Company conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, assumptions and judgments based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgments. Certain policies inherently have greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in the future periods.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note 1 beginning on page 52. The accounting for factoring transactions also is discussed under “Business Operations—The Bank—Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management” on pages 1 and 2.

The Company has identified its policies on the valuation of securities, the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 to the consolidated financial statements.

Management utilizes various inputs to determine the fair value of its securities portfolio. Fair value of securities is based upon market prices, where available (Level 1 inputs). If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses, as inputs, observable market-based parameters (Level 2 inputs). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters (Level 3 inputs). Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 21 of the Company’s consolidated financial statements.

A periodic review is conducted by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-

term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If the decline is deemed to be other-than-temporary, the security is written down to new cost basis and the resulting loss is reported in noninterest income. Additional discussion of management’s evaluation process and other-than-temporary-impairment charges is presented in Note 1 and Note 5.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The methodology used to determine the allowance for loan losses is outlined in Note 1 to the consolidated financial statements and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under the caption “Asset Quality” beginning on page 33.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. In connection with determining its income tax provision under Statement of Financial Accounting Standards No. 109 and Financial Accounting Standards Board Interpretation No. 48, the Company maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. The Company evaluates each of its tax positions and strategies periodically to determine whether the reserve continues to be appropriate. Additional discussion on the accounting for income taxes is presented in Notes 1 and 19 of the Company’s consolidated financial statements.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, deposit services, trust and estate administration, and investment management services. The Company has operations in the New York metropolitan area and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the New York metropolitan area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

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

In 2008, the bank’s average earning assets represented approximately 99.8% of the Company’s average earning assets. Loans represented 60.4% and investment securities represented 39.3% of the bank’s average earning assets in 2008.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on page 39. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 38.

COMPARISON OF THE YEARS ENDED 2008 AND 2007

The Company reported net income for the year ended December 31, 2008 of $16.0 million, representing $0.88 per share calculated on a diluted basis, compared to $14.6 million, or $0.78 per share calculated on a diluted basis, for the year 2007. This increase reflects higher net interest income which was partially offset by increases in the provision for loan losses, noninterest expenses and the provision for income taxes coupled with lower noninterest income. The results for the 2007 period were adversely impacted by an after tax loss from discontinued operations of $0.8 million.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $85.2 million for 2008 compared to $74.4 million for 2007. Net interest income benefited from higher average investment securities and loan balances, higher yields on investment securities, lower interest-bearing deposits balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and higher borrowed fund balances. The net interest margin, on a tax-equivalent basis, was 4.60% for 2008 compared to 4.49% for 2007. The net interest margin was impacted by the lower interest rate environment in 2008, and the effect of higher average investment securities, borrowed funds, loans outstanding and noninterest-bearing demand deposits and lower average interest-bearing deposits balances.

Total interest income, on a tax-equivalent basis, decreased to $118.6 million for 2008 from $121.9 million for 2007. The tax-equivalent yield on interest-earning assets was 6.40% for 2008 compared to 7.36% for 2007.

Interest earned on the loan portfolio decreased to $80.4 million for 2008 from $92.2 million for 2007. Average loan balances amounted to $1,164.7 million, an increase of $51.3 million from an average of $1,113.4 million in the prior year. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $4.7 million increase in interest earned on loans, which was more than offset by the impact of a decrease in yield. The decrease in the yield on the loan portfolio to 7.37% for 2008 from 8.83% for 2007 was primarily attributable to the lower interest rate environment in 2008 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $38.1 million for 2008 from $28.3 million for the prior year. Average outstandings increased to $756.3 million (39.2% of average earning assets) 2008 from $586.5 million (34.0% of average earning assets) in the prior year. The average life of the securities portfolio was approximately 4.8 years at December 31, 2008 compared to 6.2 years at December 31, 2007.

Interest earned on Federal funds sold and deposits with other banks decreased by $1.3 million for 2008 from $1.4 million for 2007, primarily due to lower funds employed in these assets. Average outstandings for these assets decreased to $6.2 million for 2008 from $26.3 million in the prior year.

Total interest expense decreased by $14.2 million for 2008 from $47.6 million for 2007, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings coupled with lower interest-bearing deposits balances. Partially offsetting those benefits was the impact of higher borrowed funds balances which was the result of the Company’s strategy to employ cost-effective wholesale funding in lieu of higher priced certificates of deposit.

Interest expense on deposits decreased to $21.5 million for 2008 from $38.8 million for the 2007 period, primarily due to a decrease in the cost of those funds coupled with lower balances. The average rate paid on interest-bearing deposits was 2.21% which was 146 basis points lower than the prior year. The decrease in average cost of deposits reflects the lower interest rate environment during 2008. Average interest-bearing deposits balances decreased to $973.8 million for 2008 from $1,055.7 million for 2007 reflecting the Company’s strategy to reduce reliance on high priced certificates of deposit.

Interest expense on borrowings increased to $11.9 million for 2008 from $8.8 million for 2007, primarily due to an increase in average balances which was partially offset by lower rates paid for these funds. Average borrowings increased to $443.3 million for 2008 from $175.7 million for the prior year, reflecting greater reliance by the Company on wholesale funding. The average rate paid for borrowed funds was 2.68% which was 235 basis points lower than the prior year. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2008.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 33), the provision for loan losses for 2008 was $8.3 million, compared to $5.9 million for the prior year period. Factors affecting the level of the allowance and, therefore, the provision included the growth in the loan portfolio, changes in general economic conditions and the amount and trend of nonaccrual loans and charge-offs.

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, and political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

During 2008 the allowance for loan losses increased primarily because of increases in the allowance allocated to lease financing and in the allowance allocated to real estate—residential mortgage loans. The allowance allocated to lease financing increased primarily as a result of increased losses experienced in that category in 2008 compared to 2007 and an increase in the specific valuation allowance for impaired loans. The allowance allocated to real estate—residential mortgage loans increased primarily due to increased risks in the real estate market in 2008 compared to 2007 and an increase in the specific valuation allowance for impaired loans.

Noninterest Income

Noninterest income decreased to $33.3 million for 2008 from $35.4 million in the 2007.  Noninterest income items include: accounts receivable management/factoring commissions and other fees, service charges on deposit accounts and for other customer related services, mortgage banking income, trust fees and income from bank owned life insurance policies. Noninterest income is reduced by other-than-temporary impairment charges and loss on sales of real estate owned. The decrease was principally due to other-than-temporary impairment charges which resulted from management’s regular review of the investment portfolio. One charge, taken in the second quarter of 2008, for a single-issuer, investment grade trust preferred security, amounted to approximately $0.5 million and reduced the carrying amount of the security to $0.5 million. A second charge, taken in the third quarter, for a debt security, amounted to approximately $1.2 million and reduced the carrying amount of the security to $2.6 million.

Noninterest Expenses

Noninterest expenses for 2008 increased $5.0 million when compared to 2007.  Noninterest expense items include: personnel expenses, real estate rents and equipment expenses, advertising and marketing costs, professional fees and communications expenses. The increase was primarily due to higher personnel costs due to normal salary increases and investments in the Sterling franchise, increased occupancy costs due to higher rents and increased professional fees associated with revenue enhancement projects and the settlement of certain litigation.

Provision for Income Taxes

The provision for income taxes for 2008 was $9.2 million, reflecting an effective tax rate of 36.4%, compared with $8.6 million for 2007, reflecting an effective tax rate of 35.7%. The increase in taxes compared to 2007 was primarily due to higher income from continuing operations for the 2008 period.

COMPARISON OF THE YEARS 2007 AND 2006

The Company reported income from continuing operations, after income taxes, for the year ended December 31, 2007 of $15.4 million, representing $0.82 per share, calculated on a diluted basis, compared to $ 21.0 million, or $1.09 per share, calculated on a diluted basis, for the year 2006. This decrease reflected higher interest and noninterest expenses, a higher provision for loan losses and a higher provision for income taxes, which were partially offset by increases in interest and noninterest income.

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

Interest earned on the loan portfolio amounted to $92.2 million for 2007, up $5.3 million from the year ago period. Average loan balances amounted to $1,113.4 million, an increase of $69.7 million from an average of $1,043.7 million in the prior year. The increase in average loans (across many segments of the Company’s loan portfolio), primarily due to the acquisition of Sterling Resource Funding Corp. coupled with the Company’s other business development activities and the ongoing consolidation of banks in the Company’s marketing area, accounted for a $6.7 million increase in interest earned on loans. The decrease in the yield on the loan portfolio to 8.83% for 2007 from 8.97% for 2006 was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio partially offset by the higher interest rate environment during most of 2007 and the competitive pricing practice in the Company’s markets.

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

Noninterest Income

Noninterest income increased to $35.4 million for 2007 from $33.5 million in 2006, primarily due to higher accounts receivable management/factoring commissions and other fees principally due to revenues attributable to the acquisition of Sterling Resource Funding Corp. Also contributing to the increase were net gains on securities sales/calls in 2007 compared with net losses for 2006. Partially offsetting these increases was a decrease in mortgage banking income primarily due to revaluation charges which reduced the carrying values of residential mortgage loans held for sale to the lower of cost or market and a charge for settlement of potential repurchase obligations as part of our loss mitigation efforts.

Noninterest Expenses

Noninterest expenses increased to $79.5 million for 2007 from $77.2 million in 2006. The increase was primarily due to higher salaries, employee benefits, equipment and occupancy costs related to investments in the Sterling franchise, including the new branches and the acquisition of Sterling Resource Funding Corp. Also contributing to higher employee benefits expense were increases in pension costs.

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

BALANCE SHEET ANALYSIS

Securities

The Company’s securities portfolios are composed principally of obligations of U.S. government corporations and government sponsored enterprises along with other debt and equity securities. At December 31, 2008, the Company’s portfolio of securities totaled $806.9 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $756.3 million which is approximately 93.7% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $5.1 million and $0.6 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Available for sale securities included gross unrealized gains of $6.0 million and gross unrealized losses of $3.1 million. After reviewing all investment securities the Company holds in order to determine if the decline in the fair value of any security appears to be other-than-temporary, management expects to realize all of its investment upon the maturity of such instruments and, thus, believes that any fair value impairment is temporary. Management has made an evaluation that the Company has the ability to hold securities with unrealized losses until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment. During 2008, the Company recognized other-than-temporary-impairment charges totaling $1.7 million which are included in noninterest income under the caption “Securities (losses) gains.”

Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category is presented in Note 5 beginning on page 59.

The following table sets forth the composition of the Company’s investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,	2008		2007		2006

	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$20,799	2.58%	$20,789	3.33%	$21,159	3.72%
CMOs (Federal Home Loan Mortgage Corporation)	42,294	5.24	42,634	6.82	44,444	7.81
CMOs (Government National Mortgage Association)	6,565	0.81	9,094	1.45	—	—
Federal National Mortgage Association	245,100	30.38	225,736	36.10	251,615	44.19
Federal Home Loan Mortgage Corporation	137,437	17.04	158,705	25.38	184,667	32.44
Government National Mortgage Association	39,564	4.90	12,247	1.96	14,922	2.62

Total mortgage-backed securities	491,759	60.95	469,205	75.04	516,807	90.78
Federal Home Loan Bank agency notes	174,675	21.65	85,502	13.68	9,992	1.76
Federal Farm Credit Bank agency notes	89,844	11.13	27,218	4.35	15,000	2.63

Total obligations of U.S. government corporations and government sponsored enterprises	756,278	93.73	581,925	93.07	541,799	95.17
Obligations of state and political subdivisions	23,406	2.90	19,142	3.06	21,601	3.79
Trust preferred securities	4,209	0.52	4,303	0.69	1,248	0.22
Corporate securities	9,724	1.21	12,810	2.05	—	—
Federal Reserve Bank stock	1,131	0.14	1,131	0.18	1,131	0.19
Federal Home Loan Bank stock	11,574	1.43	5,360	0.86	2,719	0.48
Other securities	317	0.04	320	0.05	326	0.06
Debt securities issued by foreign governments	250	0.03	250	0.04	500	0.09

Total	$806,889	100.00%	$625,241	100.00%	$569,324	100.00%

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield

December 31, 2008	AFS	HTM	AFS	HTM

Mortgage-backed securities	5.1 years	4.3 years	4.96%	4.46%
Agency notes (with original call dates ranging between 3 and 36 months)	4.0 years	0.5 years	5.37%	6.09%
Obligations of state and political subdivisions	6.9 years	—	6.09%[1]	—

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

The Company’s commercial and industrial loan and factored receivables portfolios represents approximately 53% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $15 million. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 21% of all loans. The leasing and commercial and industrial loan portfolios are included in corporate lending for segment reporting purposes as presented in Note 23 beginning on page 85. The Company’s real estate loan portfolios, which represent approximately 23% of all loans, are secured by mortgages on real property located principally in the states of New York, New Jersey, Virginia and North Carolina. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 on page 57), sets forth the composition of the Company’s loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years:

December 31,	2008		2007		2006		2005		2004

	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
Domestic
Commercial and industrial	$541,992	43.54%	$539,969	44.59%	$521,992	45.55%	$414,952	39.40%	$386,557	40.96%
Lease financing	255,742	20.54	249,702	20.62	207,771	18.13	190,391	18.08	162,961	17.27
Factored receivables	115,582	9.28	92,631	7.65	100,156	8.74	100,663	9.56	93,186	9.87
Real estate—residential mortgage	165,538	13.30	153,221	12.66	153,376	13.39	188,723	17.92	149,387	15.83
Real estate—commercial mortgage	96,883	7.78	99,093	8.18	93,215	8.13	110,871	10.53	113,933	12.07
Real estate—construction and land development	25,250	2.03	37,161	3.07	30,031	2.62	2,309	0.22	2,320	0.24
Installment—individuals	18,959	1.52	12,103	1.00	12,381	1.08	13,125	1.25	15,477	1.64
Loans to depository institutions	25,000	2.01	27,000	2.23	27,000	2.36	32,000	3.04	20,000	2.12

Total	$1,244,946	100.00%	$1,210,880	100.00%	$1,145,922	100.00%	$1,053,034	100.00%	$943,821	100.00%

The following table sets forth the maturities of the Company’s commercial and industrial, factored receivables and construction and land development loans, as of December 31, 2008:

	Due One Year or Less	Due One to Five Years	Due After Five Years	Total Gross Loans

	(in thousands)
Commercial and industrial	$485,527	$52,121	$ 6,486	$544,134
Factored receivables	115,801	—	—	115,801
Real estate—construction and land development	—	25,250	—	25,250

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

The information presented below reflects the Company’s asset quality for each of the last five fiscal years. It is reasonable to assume that for a variety of reasons, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized business, that the Company will experience a further decline in asset quality during 2009. Were such a decline to occur, it could result in levels of nonaccrual and past-due loans, net charge-offs and/or provisions for loan losses higher than those reported for and of the last five fiscal years.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 on page 57), sets forth the amount of domestic nonaccrual and past due loans of the Company at the end of each of the five most recent fiscal years; there were no foreign loans accounted for on a nonaccrual basis and there were no troubled debt restructurings for any types of loans. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

December 31,	2008	2007	2006	2005	2004

	(dollars in thousands)
Gross loans	$1,282,221	$1,249,128	$1,177,705	$1,081,701	$967,184

Nonaccrual loans
Commercial and industrial	$816	$610	$1,490	$611	$67
Lease financing	3,387	2,571	2,933	2,109	1,304
Factored receivables	—	—	—	—	—
Real estate—residential mortgage	3,078	2,786	1,011	740	704
Installment—individuals	63	416	427	397	72

Total nonaccrual loans	7,344	6,383	5,861	3,857	2,147
Past due 90 days or more (other than the above)	821	1,329	989	821	1,672

Total	$8,165	$7,712	$6,850	$4,678	$3,819

Interest income that would have been earned on nonaccrual loans outstanding	$731	$655	$545	$294	$185

Applicable interest income actually realized on nonaccrual loans outstanding	$321	$222	$335	$95	$92

Nonaccrual and past due loans as a percentage of total gross loans	0.64%	0.62%	0.58%	0.43%	0.39%

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. This represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided by the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of Thrift Supervision on December, 2006 and includes an allowance allocation calculated in accordance with SFAS No. 5 Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk ratings, specific homogenous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, and political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

At December 31, 2008, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.31% and the allowance was $16.0 million. At such date, the Company’s nonaccrual loans amounted to $7.3 million; $0.1 million of such loans was judged to be impaired within the scope of SFAS No. 114. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate as of

December 31, 2008. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision taken in 2008. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.3 and $-0- million at December 31, 2008 and 2007, respectively.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 on page 57), sets forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years:

Years Ended December 31,	2008	2007	2006	2005	2004

	(dollars in thousands)
Average loans held in portfolio, net of unearned discounts, during year	$1,141,437	$1,069,453	$1,002,688	$890,085	$778,272

Allowance for loan losses:
Balance at beginning of year	$15,085	$16,288	$15,369	$14,437	$12,730

Charge-offs:
Commercial and industrial	2,610	2,620	1,075	446	1,784
Lease financing	3,886	3,345	4,618	3,732	2,446
Factored receivables	581	243	223	369	552
Real estate—residential mortgage	58	215	24	13	8
Installment	—	67	—	—	9

Total charge-offs	7,135	6,490	5,940	4,560	4,799

Recoveries:
Commercial and industrial	297	219	786	219	737
Lease financing	294	316	310	76	44
Factored receivables	26	31	32	39	63
Real estate—residential mortgage	61	30	—	—	—
Installment	69	110	38	39	43

Total recoveries	747	706	1,166	373	887

Subtract:
Net charge-offs	6,388	5,784	4,774	4,187	3,912

Provision for loan losses	8,325	5,853	4,503	5,214	6,139

Add allowance from acquisition	—	—	1,845	—	—

Less loss on transfers to other real estate owned	1,012	1,272	655	95	520

Balance at end of year	$16,010	$15,085	$16,288	$15,369	$14,437

Ratio of net charge-offs to average loans held in portfolio, net of unearned discounts, during year	0.56%	0.54%	0.48%	0.47%	0.50%

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 on page 57), presents the Company’s allocation of the allowance for loan losses. This allocation is based on estimates by management and may vary from year to year based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company’s loans held in portfolio may not necessarily be indicative of actual future charge-offs in that loan category.

December 31,	2008		2007		2006		2005		2004

	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio

	(dollars in thousands)
Domestic
Commercial and industrial	$5,530	44.41%	$5,655	45.49%	$6,488	46.92%	$7,017	41.00%	$6,674	42.63%
Loans to depository institutions	88	2.05	54	2.27	135	2.43	112	3.16	120	2.20
Lease financing	6,130	20.94	5,398	21.03	6,356	18.67	4,636	18.81	4,073	17.97
Factored receivables	933	9.46	1,083	7.80	1,127	9.00	1,260	9.95	1,071	10.28
Real estate—residential mortgage	2,355	11.59	1,988	10.91	1,468	10.79	1,437	14.60	1,412	12.39
Real estate—commercial mortgage	674	7.93	613	8.35	501	8.38	509	10.95	772	12.56
Real estate—construction and land development	175	2.07	183	3.13	150	2.70	10	0.23	15	0.26
Installment—individuals	88	1.55	15	1.02	—	1.11	110	1.30	100	1.71
Unallocated	37	—	96	—	63	—	278	—	200	—

Total	$16,010	100.00%	$15,085	100.00%	$16,288	100.00%	$15,369	100.00%	$14,437	100.00%

During 2008 the allowance for loan losses increased primarily because of increases in the allowance allocated to lease financing and in the allowance allocated to real estate—residential mortgage loans. The allowance allocated to lease financing increased primarily as a result of increased losses experienced in that category in 2008 compared to 2007 and an increase in the specific valuation allowance for impaired loans. The allowance allocated to real estate—residential mortgage loans increased primarily due to increased risks in the real estate market in 2008 compared to 2007 and an increase in the specific valuation allowance for impaired loans.

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

The following table provides certain information with respect to the Company’s deposits at the end of each of the three most recent fiscal years:

December 31,	2008		2007		2006

	Balances	% of Total	Balances	% of Total	Balances	% of Total

	(dollars in thousands)
Domestic
Demand	$501,543	35.96%	$535,351	35.06%	$546,443	35.90%
NOW	224,754	16.11	241,333	15.80	233,990	15.37
Savings	18,083	1.30	17,690	1.16	19,007	1.25
Money Market	321,368	23.04	208,423	13.65	194,604	12.79
Time deposits by remaining maturity
Within 3 months	140,148	10.05	216,024	14.15	203,038	13.34
After 3 months but within 1 year	169,372	12.14	256,686	16.81	243,806	16.02
After 1 year but within 2 years	16,880	1.21	48,138	3.15	78,808	5.18
After 2 years but within 3 years	849	0.06	1,270	0.08	1,035	0.07
After 3 years but within 4 years	964	0.07	472	0.03	337	0.02
After 4 years but within 5 years	243	0.02	1,022	0.07	353	0.02
After 5 years	—	—	1	—	35	—

Total domestic deposits	1,394,204	99.96	1,526,410	99.96	1,521,456	99.96

Foreign
Time deposits by remaining maturity
Within 3 months	395	0.03	395	0.03	395	0.03
After 3 months but within 1 year	183	0.01	181	0.01	179	0.01

Total foreign deposits	578	0.04	576	0.04	574	0.04

Total deposits	$1,394,782	100.00%	$1,526,986	100.00%	$1,522,030	100.00%

Fluctuations of balances in total or among categories at any date can occur based on the Company’s mix of assets and liabilities, as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 38.

Sterling Bancorp
CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST EARNINGS [ 1 ]

Years Ended December 31,	2008			2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
ASSETS
Interest-bearing deposits with other banks	$5,727	$42	0.74%	$3,033	$117	3.86%	$2,624	$103	4.48%
Investment securities
Available for sale	402,393	21,040	5.23	165,289	8,379	5.07	146,820	6,841	4.66
Held to maturity	332,033	15,718	4.73	401,212	18,705	4.66	473,608	21,496	4.54
Tax-exempt[2]	21,911	1,339	6.11	19,962	1,250	6.26	27,174	1,760	6.47
Federal funds sold	444	8	1.84	23,219	1,236	5.32	4,041	195	4.84
Loans, net of unearned discounts[3]	1,164,723	80,445	7.37	1,113,372	92,247	8.83	1,043,680	86,907	8.97

TOTAL INTEREST-EARNING ASSETS	1,927,231	118,592	6.40%	1,726,087	121,934	7.36%	1,697,947	117,302	7.23%

Cash and due from banks	49,269			66,384			64,598
Allowance for loan losses	(16,087)			(16,233)			(16,741)
Goodwill	22,901			22,885			22,714
Other	103,191			93,628			90,812

Total assets—continuing operations	2,086,505			1,892,751			1,859,330
Assets—discontinued operations	—			—			85,446

TOTAL ASSETS	$2,086,505			$1,892,751			$1,944,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,460	59	0.32%	$19,618	101	0.51%	$23,050	101	0.44%
NOW	239,944	2,306	0.96	237,731	5,903	2.48	197,587	3,787	1.92
Money market	264,403	4,038	1.53	241,478	7,079	2.93	213,530	4,696	2.20
Time	450,455	15,099	3.35	556,295	25,674	4.62	514,452	20,399	3.97
Foreign
Time	576	6	1.09	574	6	1.09	2,714	28	1.03

Total interest-bearing deposits	973,838	21,508	2.21	1,055,696	38,763	3.67	951,333	29,011	3.05

Borrowings
Securities sold under agreements to repurchase—customers	89,602	1,855	2.07	80,649	3,392	4.21	86,418	3,501	4.05
Securities sold under agreements to repurchase—dealers	41,808	1,127	2.69	6,470	309	4.78	74,057	3,739	5.05
Federal funds purchased	50,368	899	1.79	9,281	430	4.63	15,133	769	5.08
Commercial paper	17,806	461	2.59	26,731	1,350	5.05	44,539	2,020	4.53
Short-term borrowings—FHLB	69,708	1,309	1.88	7,082	336	4.74	34,444	1,796	5.21
Short-term borrowings—FRB	8,841	47	0.53	—	—	—	—	—	—
Short-term borrowings—other	1,707	35	2.04	1,360	66	4.87	613	30	4.96
Long-term borrowings—FHLB	137,705	4,053	2.94	18,356	820	4.47	34,164	1,569	4.59
Long-term borrowings—subordinated debentures	25,774	2,094	8.38	25,774	2,094	8.38	25,774	2,094	8.38

Total borrowings	443,319	11,880	2.68	175,703	8,797	5.03	315,142	15,518	4.94

Interest-bearing liabilities allocated to discontinued operations	—	—		—	—		(78,054)	(2,508)	3.17

Total Interest-Bearing Liabilities	1,417,157	33,388	2.36%	1,231,399	47,560	3.86%	1,188,421	42,021	3.54%

Noninterest-bearing demand deposits	448,180	—		444,672	—		439,064	—

Total including noninterest-bearing demand deposits	1,865,337	33,388	1.79%	1,676,071	47,560	2.84%	1,627,485	42,021	2.74%

Other liabilities	101,376			92,540			95,302
Liabilities—discontinued operations	—			—			78,811

Total Liabilities	1,966,713			1,768,611			1,801,598
Shareholders’ equity	119,792			124,140			143,178

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,086,505			$1,892,751			$1,944,776

Net interest income/spread		85,204	4.04%		74,374	3.50%		75,281	3.69%

Net yield on interest-earning assets			4.60%			4.49%			4.64%

Less: Tax-equivalent adjustment		521			490			691

Net interest income		$84,683			$73,884			$74,590

[1]

The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to prior period amounts to conform to current presentation.

[2]	Interest on tax-exempt securities included herein is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

Sterling Bancorp
CONSOLIDATED RATE/VOLUME ANALYSIS [ 1 ]

Increase (Decrease) from Years Ended,	December 31, 2007 to December 31, 2008			December 31, 2006 to December 31, 2007

	Volume	Rate	Total[2]	Volume	Rate	Total[2]

	(in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks	$60	$(135)	$(75)	$24	$(10)	$14

Investment securities
Available for sale	12,389	272	12,661	905	633	1,538
Held to maturity	(3,262)	275	(2,987)	(3,348)	557	(2,791)
Tax-exempt	85	4	89	(456)	(54)	(510)

Total	9,212	551	9,763	(2,899)	1,136	(1,763)

Federal funds sold	(735)	(493)	(1,228)	1,020	21	1,041
Loans, net of unearned discounts[3]	4,731	(16,533)	(11,802)	6,697	(1,357)	5,340

TOTAL INTEREST INCOME	$13,268	$(16,610)	$(3,342)	$4,842	$(210)	$4,632

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(6)	$(36)	$(42)	$(15)	$15	$—
NOW	70	(3,667)	(3,597)	869	1,247	2,116
Money market	635	(3,676)	(3,041)	674	1,709	2,383
Time	(4,279)	(6,296)	(10,575)	1,751	3,524	5,275
Foreign
Time	—	—	—	(24)	2	(22)

Total interest-bearing deposits	(3,580)	(13,675)	(17,255)	3,255	6,497	9,752

Borrowings
Securities sold under agreements to repurchase—customers	352	(1,889)	(1,537)	(242)	133	(109)
Securities sold under agreements to repurchase—dealers	1,009	(191)	818	(3,240)	(190)	(3,430)
Federal funds purchased	876	(407)	469	(276)	(63)	(339)
Commercial paper	(359)	(530)	(889)	(881)	211	(670)
Short-term borrowings—FHLB	1,291	(318)	973	(1,311)	(149)	(1,460)
Short-term borrowings—FRB	47	—	47	—	—	—
Short-term borrowings—other	14	(45)	(31)	37	(1)	36
Long-term borrowings—FHLB	3,607	(374)	3,233	(709)	(40)	(749)

Total borrowings	6,837	(3,754)	3,083	(6,622)	(99)	(6,721)

Interest-bearing liabilities allocated to discontinued operations	—	—	—	2,508	—	2,508

TOTAL INTEREST EXPENSE	$3,257	$(17,429)	$(14,172)	$(859)	$6,398	$5,539

NET INTEREST INCOME	$10,011	$819	$10,830	$5,701	$(6,608)	$(907)

[1]	Amounts are presented on a tax-equivalent basis.

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

ASSET/ LIABILITY MANAGEMENT

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at December 31, 2008, presented on page 44, indicates that net interest income would decrease during periods of rising interest rates and increase during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of December 31, 2008 the Company was not a party to any financial instrument derivative agreement. On September 14, 2008, an interest rate floor agreement with a notional amount of $50,000,000 expired. At December 31, 2008, there were no amounts receivable under this contract.

The interest rate floor agreement was not designated as a hedge for accounting purposes and therefore changes in the fair value of the instrument are required to be recognized as current income or expense in the Company’s consolidated financial statements. At December 31, 2007, the fair value of the interest rate floor was $10,609. For the years ended December 31, 2008, 2007 and 2006, $88,008 and $7,943 were credited to noninterest income and $18,344 was charged against noninterest income, respectively.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2008, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.2% ($1.2 million) and a 2.1% ($2.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.4% ($0.4 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2008 was considered to be remote given current interest rate levels. As of December 31, 2007 the model simulations projected that a 200 basis point increase in interest rates would result in a 3.1% ($2.6 million), relative to the base case over the a 12 month period. The model simulations also projected that 200 basis point decrease in interest rates would result in a 2.5% ($2.1 million) decline in net interest income, relative to the base case over the a 12 month period.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2009.

Liquidity Risk

Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed at both the parent company and the bank levels. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital markets funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank believe that they have significant unused borrowing capacity. Because the parent company and the bank elected not to participate in the debt guarantee program under the TLG Program, we might be at a cost disadvantage if we elect to issue senior unsecured debt before June 30, 2009 (the current deadline for issuing debt covered by the debt guarantee program). Contingency plans exist which we believe could be implemented on a timely basis to mitigate the impact of any dramatic change in market conditions.

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

In December 2008, under the U.S. Treasury’s TARP Capital Purchase Program, we issued to the U.S. Treasury 42,000 of the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, liquidation preference of $1,000 per share (“Series A Preferred Shares”). Cumulative dividends on the Series A Preferred Shares are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter. In conjunction with its purchase of the Series A Preferred Shares, the U.S. Treasury also received a 10-year warrant to purchase up to 516,817 million of the Company’s common shares, at an exercise price of $12.19 per share, for an aggregate purchase price of $6.3 million in cash if the warrant is exercised in full. The allocated carrying values of the warrant and the Series A Preferred Shares on the date of issuance (based on their relative fair values) were $2.6 million and $39.4 million, respectively. The Series A Preferred Shares will be accreted to the redemption price of $42 million over five years. The warrant is exercisable at any time until December 23, 2018, and the number of common shares underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. If, on or before December 31, 2009, we receive aggregate gross cash proceeds of at least $42 million from sales of Tier 1 qualifying perpetual preferred shares or common shares, the number of common shares issuable upon exercise of the warrant will be reduced by one-half of the original number of common shares so issuable.

At December 31, 2008, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $11.7 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $70.9 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

The following table sets forth information regarding the Company’s contractual cash obligations as of December 31, 2008:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years

	(in thousands)
Long-Term Debt[1]	$175,774	$30,000	$40,000	$60,000	$45,774
Operating Leases	19,171	3,905	5,344	4,389	5,533

Total Contractual Cash Obligations	$194,945	$33,905	$45,344	$64,389	$51,307

[1]	Based on contractual maturity date.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of December 31, 2008:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years

	(in thousands)
Residential Loans	$5,600	$5,600	$—	$—	$—
Commercial Loans	17,704	14,333	3,371	—	—

Total Loan Commitments	23,304	19,933	3,371	—	—
Standby Letters of Credit	31,021	22,429	8,592	—	—
Other Commercial Commitments	17,185	16,636	—	—	549

Total Commercial Commitments	$71,510	$58,998	$11,963	$—	$549

While past performance is no guarantee of the future, management believes that the parent company’s funding sources (including dividends from all its subsidiaries) and the bank’s funding sources will be adequate to meet their liquidity requirements in the future.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital at December 31, 2008 and December 31, 2007 is presented in Note 22 beginning on page 84. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2008, the Company and the bank exceeded the requirements for “well capitalized” institutions.

IMPACT OF INFLATION AND CHANGING PRICES

The Company’s financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “RISKS RELATED TO THE COMPANY’S BUSINESS” beginning on page 14 and under the caption “ASSET/LIABILITY MANAGEMENT” beginning on page 40.

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	1 Year to 5 Years	5 Year to 10 Years	Over 10 Years		Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$13,949	$—	$—	$—	$—		$—	$13,949
Investment securities	66,080	13,902	64,554	160,383	489,005		12,965	806,889
Commercial and industrial loans	470,334	15,193	52,121	6,486	—		(2,142)	541,992
Equipment lease financing	1,244	9,881	268,028	11,428	75		(34,914)	255,742
Factored receivables	115,801	—	—	—	—		(219)	115,582
Real estate—residential mortgage	68,741	17,382	43,186	5,081	31,148		—	165,538
Real estate—commercial mortgage	22,614	25,039	18,505	25,555	5,170		—	96,883
Real estate—construction loans	—	—	25,250	—	—		—	25,250
Installment—individuals	18,959	—	—	—	—		—	18,959
Loans to depository institutions	25,000	—	—	—	—		—	25,000
Noninterest-earning assets and allowance for loan losses	—	—	—	—	—		148,914	148,914

Total Assets	802,722	81,397	471,644	208,933	525,398		124,604	2,214,698

LIABILITIES AND SHAREHOLDERS’ EQUITY				—
Interest-bearing deposits				—
Savings	—	—	18,083	—	—		—	18,083
NOW	—	—	224,754	—	—		—	224,754
Money market	263,523	—	57,845	—	—		—	321,368
Time—domestic	140,148	169,372	18,936	—	—		—	328,456
—foreign	395	183	—	—	—		—	578
Securities sold under agreements to repurchase—customers	44,334	—	—	—	—		—	44,334
Federal funds purchased	131,000	—	—	—	—		—	131,000
Commercial paper	11,532	200	—	—	—		—	11,732
Short-term borrowings—FHLB	75,000	—	—	—	—		—	75,000
Short-term borrowings—FRB	100,000	—	—	—	—		—	100,000
Short-term borrowings—other	1,338	—	—	—	—		—	1,338
Long-term borrowings—FHLB	—	30,000	100,000	20,000	—		—	150,000
Long-term borrowings—subordinated debentures	—	—	—	—	25,774		—	25,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	—		782,281	782,281

Total Liabilities and Shareholders’ Equity	767,270	199,755	419,618	20,000	25,774		782,281	2,214,698

Net Interest Rate Sensitivity Gap	$35,452	$(118,358)	$52,026	$188,933	$499,624		$(657,677)	$—

Cumulative Gap at December 31, 2008	$35,452	$(82,906)	$(30,880)	$158,053	$657,677		$—	$—

Cumulative Gap at December 31, 2007	$46,483	$(143,365)	$27,278	N/A	$605,524	[1]	$—	$—

Cumulative Gap at December 31, 2006	$130,609	$(31,621)	$170,278	N/A	$684,751	[1]	$—	$—

[1]	Represents amounts due after 5 years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, and the statements of condition of Sterling National Bank as of December 31, 2008 and 2007, notes thereto and the Report of Independent Registered Public Accounting Firm thereon appear on pages 46–93.

Sterling Bancorp
CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007

ASSETS
Cash and due from banks	$31,832,283	$66,412,612
Interest-bearing deposits with other banks	13,948,585	979,984
Securities available for sale (at estimated fair value; pledged: $334,047,579 in 2008 and $102,326,258 in 2007)	505,761,599	263,380,570
Securities held to maturity (pledged: $206,725,910 in 2008 and $191,549,044 in 2007) (estimated fair value: $305,628,293 in 2008 and $359,725,008 in 2007)	301,127,010	361,860,847

Total investment securities	806,888,609	625,241,417

Loans held for sale	23,403,122	23,755,906

Loans held in portfolio, net of unearned discounts	1,221,542,912	1,187,123,984
Less allowance for loan losses	16,009,938	15,084,775

Loans, net	1,205,532,974	1,172,039,209

Customers’ liability under acceptances	95,076	200,942
Goodwill	22,900,912	22,900,912
Premises and equipment, net	10,668,024	11,178,883
Other real estate	1,543,913	1,669,993
Accrued interest receivable	8,916,863	7,081,304
Cash surrender value of life insurance policies	45,845,062	42,529,930
Other assets	43,122,146	38,657,691

Total assets	$2,214,697,569	$2,012,648,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$501,542,802	$535,350,808
Savings, NOW and money market deposits	564,205,277	467,446,622
Time deposits	329,034,026	524,188,749

Total deposits	1,394,782,105	1,526,986,179

Securities sold under agreements to repurchase—customers	44,334,121	60,053,947
Securities sold under agreements to repurchase—dealers	—	10,200,000
Federal funds purchased	131,000,000	65,000,000
Commercial paper	11,731,534	20,878,494
Short-term borrowings—FHLB	75,000,000	45,000,000
Short-term borrowings—FRB	100,000,000	—
Short-term borrowings—other	1,337,749	4,285,198
Long-term borrowings—FHLB	150,000,000	40,000,000
Long-term borrowings—subordinated debentures	25,774,000	25,774,000

Total borrowings	539,177,404	271,191,639

Acceptances outstanding	95,076	200,942
Accrued interest payable	2,046,386	3,570,858
Accrued expenses and other liabilities	118,116,921	89,628,888

Total liabilities	2,054,217,892	1,891,578,506

Shareholders’ Equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 and -0- shares, respectively	$39,440,122	—
Common stock, $1 par value. Authorized 50,000,000 shares; issued 22,202,419 and 21,278,531 shares, respectively	22,202,419	21,278,531
Warrant to purchase common stock	2,615,392	—
Capital surplus	178,416,847	168,868,895
Retained earnings	19,087,896	17,537,732
Accumulated other comprehensive loss	(16,259,035)	(10,811,811)
Common stock in treasury at cost, 4,107,191 and 3,459,302 shares, respectively	(85,023,964)	(75,803,070)

Total shareholders’ equity	160,479,677	121,070,277

Total liabilities and shareholders’ equity	$2,214,697,569	$2,012,648,783

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENT OF INCOME

Years Ended December 31,	2008	2007	2006

INTEREST INCOME
Loans	$80,445,048	$92,247,285	$86,907,093
Investment securities
Available for sale	21,857,581	9,138,487	7,909,605
Held to maturity	15,718,286	18,704,721	21,496,064
Federal funds sold	8,155	1,236,394	195,656
Deposits with other banks	42,214	117,134	103,064

Total interest income	118,071,284	121,444,021	116,611,482

INTEREST EXPENSE
Deposits	21,508,123	38,762,936	29,011,428
Securities sold under agreements to repurchase—customers	1,855,033	3,392,542	3,501,526
Securities sold under agreements to repurchase—dealers	1,126,639	309,044	3,739,286
Federal funds purchased	899,315	430,087	768,751
Commercial paper	461,430	1,349,516	2,019,638
Short-term borrowings—FHLB	1,309,374	335,591	1,796,247
Short-term borrowings—FRB	46,769	—	—
Short-term borrowings—other	34,890	66,200	30,391
Long-term borrowings—FHLB	4,052,671	820,303	1,568,529
Long-term borrowings—subordinated debentures	2,093,750	2,093,750	2,093,750

Total interest expense	33,387,994	47,559,969	44,529,546
Interest expense allocated to discontinued operations	—	—	(2,508,092)

Net interest income	84,683,290	73,884,052	74,590,028
Provision for loan losses	8,325,000	5,853,330	4,502,596

Net interest income after provision for loan losses	76,358,290	68,030,722	70,087,432

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	15,712,589	15,536,359	13,282,411
Service charges on deposit accounts	5,418,521	5,587,486	5,404,053
Other customer related service charges and fees	2,789,807	3,043,941	3,661,332
Mortgage banking income	8,619,419	8,893,226	9,695,762
Trust fees	570,796	550,581	591,422
Income from life insurance policies	1,127,329	1,091,955	984,585
Securities (losses) gains	(1,683,624)	188,366	(443,117)
Loss on other real estate owned	(325,917)	(331,168)	(117,150)
Other income	1,071,009	839,883	456,519

Total noninterest income	33,299,929	35,400,629	33,515,817

NONINTEREST EXPENSES
Salaries	38,523,289	36,796,778	35,700,312
Employee benefits	9,892,742	9,506,172	9,424,120

Total personnel expense	48,416,031	46,302,950	45,124,432
Occupancy and equipment expenses, net	11,364,780	10,353,989	9,898,630
Advertising and marketing	3,914,115	3,896,921	3,855,415
Professional fees	7,873,484	6,665,616	6,453,717
Communications	1,756,627	1,940,972	1,823,257
Other expenses	11,151,078	10,316,892	10,082,265

Total noninterest expenses	84,476,115	79,477,340	77,237,716

Income from continuing operations before income taxes	25,182,104	23,954,011	26,365,533
Provision for income taxes	9,175,938	8,560,105	5,366,808

Income from continuing operations	16,006,166	15,393,906	20,998,725
Loss from discontinued operations, net of tax	—	(795,034)	(603,753)
Loss on sale of discontinued operations, net of tax	—	—	(9,634,911)

Net income	16,006,166	14,598,872	10,760,061
Dividends on preferred shares and accretion	102,181	—	—

Net income available to common shareholders	$15,903,985	$14,598,872	$10,760,061

Average number of common shares outstanding
Basic	17,890,997	18,407,228	18,785,042
Diluted	18,107,878	18,729,034	19,315,525
Income from continuing operations, per average common share
Basic	$0.89	$0.84	$1.12
Diluted	0.88	0.82	1.09
Net income, per average common share
Basic	0.89	0.79	0.57
Diluted	0.88	0.78	0.56
Dividends per common share	0.76	0.76	0.76

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Years Ended December 31,	2008	2007	2006

Net income	$16,006,166	$14,598,872	$10,760,061

Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities and other investments, arising during the year	359,721	835,018	(56,219)
Reclassification adjustment for losses (gains) included in net income	919,589	(105,726)	243,094
Pension liability adjustment—net actuarial losses	(7,613,171)	(595,708)	(5,467,424)
Reclassification adjustment for amortization of:
Prior service cost	36,360	54,171	—
Net actuarial losses	850,277	843,342	—

Other comprehensive (loss) income	(5,447,224)	1,031,097	(5,280,549)

Comprehensive income	$10,558,942	$15,629,969	$5,479,512

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31,	2008	2007	2006

PREFERRED STOCK
Balance at beginning of year	$—	$—	$—
Allocated proceeds at issuance	39,384,608	—	—
Discount accretion	55,514	—	—

Balance at end of year	$39,440,122	$—	$—

COMMON STOCK
Balance at beginning of year	$21,278,531	$21,177,084	$21,066,916
Common shares issued under stock incentive plan	923,888	101,447	110,168

Balance at end of year	$22,202,419	$21,278,531	$21,177,084

WARRANT TO PURCHASE COMMON STOCK
Balance at beginning of year	$—	$—	$—
Allocated proceeds at issuance	2,615,392	—	—

Balance at end of year	$2,615,392	$—	$—

CAPITAL SURPLUS
Balance at beginning of year	$168,868,895	$167,960,063	$166,313,566
Common shares issued under stock incentive plan and related tax benefits	9,501,119	794,811	1,623,330
Stock option compensation expense	131,833	114,021	23,167
Issuance costs Series A preferred stock	(85,000)	—	—

Balance at end of year	$178,416,847	$168,868,895	$167,960,063

RETAINED EARNINGS
Balance at beginning of year, as originally reported	$17,537,732	$16,693,987	$20,739,352
Adjustment upon adoption of EITF 06-4 effective January 1, 2008	(726,008)	—	—
SAB 108 cumulative effect adjustment, net of tax	—	—	(589,329)

Balance at beginning of year, as adjusted	16,811,724	16,693,987	20,150,023
Net income	16,006,166	14,598,872	10,760,061
Cash dividends paid—common shares	(13,674,480)	(13,755,127)	(14,216,097)
Discount accretion on Series A preferred stock	(55,514)	—	—

Balance at end of year	$19,087,896	$17,537,732	$16,693,987

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(10,811,811)	$(11,842,908)	$(5,229,620)
Adjustment to initially apply SFAS No. 158	—	—	(1,332,739)
Other comprehensive (loss)/income, net of tax	(5,447,224)	1,031,097	(5,280,549)

Balance at end of year	$(16,259,035)	$(10,811,811)	$(11,842,908)

TREASURY STOCK
Balance at beginning of year	$(75,803,070)	$(61,725,455)	$(55,280,647)
Purchase of common shares	—	(13,621,660)	(5,831,017)
Surrender of shares issued under stock incentive plan	(9,220,894)	(455,955)	(613,791)

Balance at end of year	$(85,023,964)	$(75,803,070)	$(61,725,455)

UNEARNED COMPENSATION
Balance at beginning of year	$—	$—	$(22,007)
Amortization of unearned compensation	—	—	22,007

Balance at end of year	$—	$—	$—

TOTAL SHAREHOLDERS’ EQUITY
Balance at beginning of year, as adjusted	$121,070,277	$132,262,771	$146,998,231
Net changes during the year	39,409,400	(11,192,494)	(14,735,460)

Balance at end of year	$160,479,677	$121,070,277	$132,262,771

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2008	2007	2006

OPERATING ACTIVITIES
Net income	$16,006,166	$14,598,872	$10,760,061
Loss from discontinued operations included below in operating cash flows from discontinued operations	—	795,034	10,238,664

Income from continuing operations	16,006,166	15,393,906	20,998,725
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	8,325,000	5,853,330	4,502,596
Depreciation and amortization of premises and equipment	2,475,938	2,549,617	2,338,288
Securities losses (gains)	1,683,624	(188,366)	443,117
Income from life insurance policies, net	(938,475)	(1,229,779)	(550,107)
Deferred income tax expense (benefit)	1,180,738	(996,882)	4,941,556
Proceeds from sale of loans	452,310,112	534,677,127	598,245,030
Gains on sales of loans, net	(8,587,114)	(8,893,226)	(9,695,762)
Originations of loans held for sale	(447,754,516)	(529,004,960)	(580,891,519)
Amortization of unearned compensation	—	—	22,007
Amortization of premiums on investment securities	406,164	414,895	557,943
Accretion of discounts on investment securities	(628,346)	(444,198)	(450,087)
(Increase) Decrease in accrued interest receivable	(1,790,981)	(1,236,436)	271,239
(Decrease) Increase in accrued interest payable	(1,524,472)	261,037	199,454
(Decrease) Increase in accrued expenses and other liabilities	(1,337,796)	(8,740,633)	(1,963,598)
(Increase) Decrease in other assets	(6,625,975)	(7,865,950)	3,264,086
Loss on OREO	325,917	331,168	117,150
Other, net	—	(127,779)	(7,247,394)

Net cash provided by operating activities	13,525,984	752,871	35,102,724

INVESTING ACTIVITIES
Purchase of premises and equipment	(1,965,079)	(2,404,851)	(2,244,447)
Net (increase) decrease in interest-bearing deposits with other banks	(12,968,601)	281,203	(48,960)
Net decrease (increase) in Federal funds sold	—	20,000,000	(20,000,000)
Net increase in loans held in portfolio	(39,770,476)	(70,066,191)	(42,838,360)
Decrease (Increase) in other real estate	2,136,176	1,513,498	(845,298)
Proceeds from calls/sales of securities—available for sale	34,555,000	30,423,093	25,371,314
Proceeds from calls of securities—held to maturity	—	34,110,000	—
Proceeds from prepayments, redemptions or maturities of securities—held to maturity	60,672,616	78,985,550	93,192,390
Purchases of securities—held to maturity	—	(54,116,345)	(115,870)
Proceeds from prepayments, redemptions or maturities—available for sale	169,819,746	156,208,460	43,352,904
Purchases of securities—available for sale	(427,282,235)	(300,095,469)	(15,992,356)
Cash paid in acquisition	—	—	(44,901,402)

Net cash (used in) provided by investing activities	(214,802,853)	(105,161,052)	34,929,915

FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing demand deposits	(33,808,006)	(11,091,896)	25,491,272
Net increase in savings, NOW, money market deposits	96,758,655	19,845,724	11,427,381
Net (decrease) increase in time deposits	(195,154,723)	(3,798,072)	26,718,163
Net increase (decrease) in Federal funds purchased	66,000,000	65,000,000	(55,000,000)
Net (decrease) increase in securities sold under agreements to repurchase	(25,919,826)	17,451,151	(96,993,277)
Net increase (decrease) in commercial paper and other
short-term borrowings	117,905,591	39,190,495	(46,069,065)
Increase (Decrease) in long-term borrowings	110,000,000	20,000,000	(40,000,000)
Purchase of treasury shares	—	(13,621,660)	(5,831,017)
Proceeds from exercise of stock options	2,589,329	1,010,280	1,756,665
Proceeds from issuance of preferred shares and warrant to purchase common shares	42,000,000	—	—
Cash dividends paid on common shares	(13,674,480)	(13,755,127)	(14,216,097)

Net cash provided by (used in) financing activities	166,696,540	120,230,895	(192,715,975)

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	—	531,305	(10,013,867)
Investing cash flows	—	—	114,193,759

Total	—	531,305	104,179,892

Net (decrease) increase in cash and due from banks	(34,580,329)	16,354,019	(18,503,444)
Cash and due from banks—beginning of year	66,412,612	50,058,593	68,562,037

Cash and due from banks—end of year	$31,832,283	$66,412,612	$50,058,593

Supplemental disclosure of cash flow information:
Interest paid	$34,919,838	$47,298,932	$41,822,000
Income taxes paid	9,244,732	2,286,087	8,267,452
Loans held for sale transferred to portfolio	3,619,303	12,784,942	—
Loans in portfolio transferred to other real estate	2,336,013	1,272,240	654,730
Due to brokers on purchases of securities available for sale	15,446,287	—	—

See Notes to Consolidated Financial Statements.

Sterling National Bank
CONSOLIDATED STATEMENTS OF CONDITION

December 31,	2008	2007

ASSETS
Cash and due from banks	$31,800,575	$66,358,882
Interest-bearing deposits with other banks	13,948,584	979,983

Securities available for sale (at estimated fair value; pledged: $334,047,579 in 2008 and $102,326,258 in 2007)	504,995,670	263,132,510
Securities held to maturity (pledged: $206,725,910 in 2008 and $191,549,044 in 2007) (estimated fair value: $305,628,293 in 2008 and $359,725,008 in 2007)	301,127,010	361,860,847

Total investment securities	806,122,680	624,993,357

Loans held for sale	23,403,122	23,755,906

Loans held in portfolio, net of unearned discounts	1,221,493,220	1,182,323,734
Less allowance for loan losses	16,009,938	15,084,775

Loans, net	1,205,483,282	1,167,238,959

Customers’ liability under acceptances	95,076	200,942
Goodwill	1,742,472	1,742,472
Premises and equipment, net	10,650,327	11,154,794
Other real estate	1,543,913	1,669,993
Accrued interest receivable	8,898,842	6,864,011
Cash surrender value of life insurance policies	42,826,090	39,986,610
Other assets	33,664,790	29,664,666

Total assets	$2,180,179,753	$1,974,610,575

LIABILITIES AND SHAREHOLDER’S EQUITY
Noninterest-bearing demand deposits	$549,022,860	$542,013,134
Savings, NOW and money market deposits	575,401,163	483,110,304
Time deposits	329,034,026	524,188,749

Total deposits	1,453,458,049	1,549,312,187
Securities sold under agreements to repurchase—customers	44,334,121	60,053,947
Securities sold under agreements to repurchase—dealers	—	10,200,000
Federal funds purchased	131,000,000	65,000,000
Short-term borrowings—FHLB	75,000,000	45,000,000
Short-term borrowings—FRB	100,000,000	—
Short-term borrowings—other	1,337,749	4,285,198
Long-term borrowings—FHLB	150,000,000	40,000,000
Acceptances outstanding	95,076	200,942
Accrued interest payable	2,039,014	3,449,383
Accrued expenses and other liabilities	95,434,689	70,566,738

Total liabilities	2,052,698,698	1,848,068,395

Shareholder’s Equity
Common stock, $50 par value Authorized and issued, 358,526 shares	17,926,300	17,926,300
Capital surplus	19,762,560	19,762,560
Undivided profits	102,506,517	96,266,910
Accumulated other comprehensive loss	(12,714,322)	(7,413,590)

Total shareholder’s equity	127,481,055	126,542,180

Total liabilities and shareholder’s equity	$2,180,179,753	$1,974,610,575

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles (“U.S. GAAP”). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiary, Sterling Bancorp Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

General Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary. Actual results could differ from management’s current estimates, as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty inherent in these significant estimates. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as other-than-temporary declines in the value of securities and the accounting for income taxes. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current presentation.

New Accounting Standards and Interpretations Not Yet Adopted

Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (revised 2007), replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses and requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, must be met in order to accrue the costs of a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141(R) is expected to have a significant impact on the Company’s accounting for business combinations closing after January 1, 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB no. 51 amends Accounting Research Bulletin No. 51, to establish accounting and reporting standards for the non-controlling interest in a subsidiary, and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The guidance provided by SFAS No. 162 did not have a significant impact on the Company’s financial statements.

The staff of the Financial Accounting Standards Board (“FASB”) issued FASB staff position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Company’s computation of earnings per share.

FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, amends SFAS No. 132 (R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employers’ disclosures about plan assets of a defined pension or other postretirement plan. FSP 132(R)-1 requires employers of public and nonpublic entities to disclose (a) more information about how investment allocation decisions are made; and (b) provide more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of FSP 132(R)-1 will be included in the Company’s financial statements beginning with the financial statements for the year ending December 31, 2009.

FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, amends the impairment guidance in EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets. The amendment specifically eliminates the requirement to exclusively rely on market participant assumptions about future cash flows when determining the fair value of a security during impairment testing and now permits reasonable management judgment in assessing the probability of collecting all amounts due. The FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is effective for reporting periods ending after December 15, 2008, and is applied prospectively. There was no impact on the Company’s financial statements as the result of the adoption of FSP EITF 99-20-1 as of December 31, 2008.

Investment Securities

Securities are designated at the time of acquisition as available for sale or held to maturity. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale and carried at estimated fair values. Net aggregate unrealized gains or losses are reported, net of taxes, as a component of shareholders’

equity through other comprehensive income. Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity. Interest income includes the amortization of purchase premiums and accretion of purchase discounts. Gains and losses realized on sales of securities are determined on the specific identification method and are reported in noninterest income.

Included in investment securities available for sale is the bank’s investment in Federal Home Loan Bank of New York (“FHLB”) stock and in Federal Reserve Bank (“FRB”) stock. The bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. FHLB and FRB stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

Securities pledged as collateral are disclosed paranthetically in the Consolidated Balance Sheets if the secured party has the right by contract or custom to sell or repledge the collateral. Securities are pledged by the Company to secure trust and public deposits, securities sold under agreements to repurchase, advances from the FHLB and for other purposes required or permitted by law.

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

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, and are included under the caption “Loans held for sale” in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans are sold, including servicing rights, without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption “Mortgage banking income” in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company has commitments to fund loans held for sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of these free-standing derivative instruments were immaterial at December 31, 2008 and 2007.

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

The adequacy of the allowance for loan losses is reviewed regularly by management. The allowance for loan losses is maintained through the provision for loan losses. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

Goodwill

Goodwill reflected in the Consolidated Balance Sheets arose from the parent company’s acquisition of the bank (in 1968) and the acquisition of Sterling Resource Funding Corp (in 2006) under the purchase method of accounting. Goodwill is assigned to the Corporate lending unit for segment reporting purposes. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under the provisions of SFAS No. 142, goodwill is deemed to have an indefinite useful life and the Company is required to complete an annual assessment by segment for any impairment of goodwill, which would be treated as an expense in the income statement. There was no impairment expense recorded in 2008, 2007 or 2006.

Goodwill is tested for impairment using a two-step approach that initially involves the identification of “reporting units” and the estimation of their respective fair values. If the fair value of a reporting unit is less than the carry value of the reporting unit, a goodwill impairment loss would be recognized as a charge to expense for any excess of the goodwill carrying amount over its implied fair value.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

Cash Surrender Value of Life Insurance Policies

The bank invested in Bank Owned Life Insurance (“BOLI”) policies to fund certain future employee benefit costs. In addition, the parent company and the bank own endorsement split-dollar life insurance policies on certain key executives. The cash surrender value, net of surrender charges, of these insurance policies is recorded in the Consolidated Balance Sheets under the caption “Cash surrender value of bank owned and other life insurance policies.” Changes in the cash surrender value, net of surrender charges, of BOLI policies are recorded in the Consolidated Statements of Income under the caption “Income from bank owned life insurance policies.” Changes in the cash surrender value, net of surrender charges, of the endorsement split-dollar life insurance policies are netted against premium expense in the Consolidated Statements of Income under the caption “Employee benefits”. As discussed more fully in Note 18 beginning on page 75, the Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.

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

Derivative Financial Instruments

The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Company’s Consolidated Balance Sheets. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 120% of the opposite change in the fair value of the derivative and the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the derivative and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. Changes in the fair value of derivative financial instruments not designated as hedges for accounting purposes are reflected in income or expense at measurement dates. At December 31, 2008, the Company was not a party to any financial instrument derivative agreement. At December 31, 2007, the Company was a party to an interest rate floor contract, which was being used as part of the Company’s interest rate risk program and not for hedge purposes, with a notional amount of $50,000,000 and a fair value of $10,609.

The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Impact of Current Economic Conditions

Current economic conditions, including illiquid credit markets, volatile equity, foreign currency and energy markets, and reduced consumer spending, have combined to increase risk and uncertainty across industries. The Company considers the current economic conditions and their impact on the financial results and operations of the Company discussed above, including the determination of fair value of investment securities or derivative financial instruments the Company holds, the establishment of allowance for loan losses, the impairment of any asset and any other amounts reported in the financial statements of the Company that may be affected in the near term.

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

For income tax purposes, the parent company files: a consolidated Federal income tax return; combined New York City and New York State income tax returns; and separate state income tax returns for its out-of-state subsidiaries. The parent company, under tax sharing agreements, either pays or collects current income taxes due to or due from its subsidiaries.

A recent change in New York State tax law generally requires a REIT that is majority owned by a New York State bank to be included in the bank’s combined New York State tax return. The Company believes that it qualifies for the small-bank exception to this rule. If, contrary to this belief, Sterling Real Estate Holding Company, Inc. were required to be included in the Company’s New York State combined return, the Company’s effective tax rate would increase.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement no. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

Stock Incentive Plan

At December 31, 2008, the Company had a stock-based employee compensation plan, which is described more fully in Note 17.

Employee stock options generally expire ten years from the date of grant and become non-forfeitable one year from date of grant, although if necessary to qualify to the maximum extent possible as incentive stock options, these options become exercisable in annual installments. Director non-qualified stock options generally expire five years from the date of grant and become non-forfeitable and become exercisable in four annual installments starting one year from date of grant. Stock-based compensation is recognized in compensation expense as described more fully in Note 17 over the period from date of grant to the date on which the options become non-forfeitable.

Earnings Per Average Common Share

Basic earnings per share are computed by dividing income available to common stockholders (which is net income less dividends on preferred stock and related discount accretions) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

The results of operations of Sterling Financial have been reported as a discontinued operation in the Consolidated Statements of Income for the years ended December 31, 2007 and 2006. For the year ended December 31, 2006, the Company recorded a pre-tax loss on the sale of $15,677,360 and a tax benefit of $6,042,449. Total revenues generated by the operations of Sterling Financial amounted to $404,438 and $8,340,544 for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the income tax (benefit) associated with discontinued operations, exclusive of loss on sale, were $(511,831) and $(378,639), respectively. Income taxes were calculated using a “with and without” methodology that resulted in an overall tax rate of 39.16% in 2007 and 38.54% in 2006.

NOTE 3.

CASH AND DUE FROM BANKS

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The required reserves, which are reported in cash and due from banks, were $13,756,000 and $38,085,000 at December 31, 2008 and 2007, respectively. Average required reserves during 2008 and 2007 were $10,762,000 and $32,299,000, respectively.

NOTE 4.

MONEY MARKET INVESTMENTS

The Company’s money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,		2008	2007	2006

Interest-bearing deposits with other banks
At December 31	—Balance	$13,948,585	$979,984	$1,261,187
	—Average interest rate	1.20%	3.16%	3.80%
	—Average original maturity	68 Days	115 Days	115 Days
During the year	—Maximum month-end balance	14,430,942	4,449,090	5,183,338
	—Daily average balance	5,727,000	3,033,000	2,624,000
	—Average interest rate earned	0.74%	3.86%	4.48%
	—Range of interest rates earned	0.05–4.21%	1.50–5.36%	1.50–5.36%

Federal funds sold
At December 31	—Balance	$—	$—	$20,000,000
	—Average interest rate	—	—	5.19%
	—Average original maturity	—	—	1 Day
During the year	—Maximum month-end balance	2,500,000	120,000,000	20,000,000
	—Daily average balance	444,000	23,219,000	4,041,000
	—Average interest rate earned	1.84%	5.32%	4.84%
	—Range of interest rates earned	1.94–3.00%	4.50–5.375%	4.42–5.28%

NOTE 5.

INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,770,210	$1,425	$72,317	$8,699,318
CMOs (Federal Home Loan Mortgage Corporation)	22,275,760	59,733	222,730	22,112,763
CMOs (Government National Mortgage Association)	6,610,095	—	45,182	6,564,913
Federal National Mortgage Association	100,712,263	2,116,168	39,595	102,788,836
Federal Home Loan Mortgage Corporation	37,719,792	831,789	15,237	38,536,344
Government National Mortgage Association	31,463,142	722,613	6,211	32,179,544

Total mortgage-backed securities	207,551,262	3,731,728	401,272	210,881,718
Agency notes
Federal Home Loan Bank	153,976,648	1,224,799	525,775	154,675,672
Federal Farm Credit Bank	89,918,309	231,691	306,250	89,843,750

Total obligations of U.S. government corporations and government sponsored enterprises	451,446,219	5,188,218	1,233,297	455,401,140
Obligations of state and political institutions	23,057,666	566,629	218,664	23,405,631
Trust preferred securities	5,369,361	223,600	1,383,632	4,209,329
Corporate debt securities	9,961,941	—	238,216	9,723,725
Other securities	54,441	12,633	—	67,074

Total marketable securities	489,889,628	5,991,080	3,073,809	492,806,899
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	11,574,000	—	—	11,574,000
Other securities	250,000	—	—	250,000

Total	$502,844,328	$5,991,080	$3,073,809	$505,761,599

December 31, 2007

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,805,428	$—	$365,936	$8,439,492
CMOs (Federal Home Loan Mortgage Corporation)	22,397,938	—	959,349	21,438,589
CMOs (Government National Mortgage Association)	9,141,893	—	47,250	9,094,643
Federal National Mortgage Association	53,760,132	241,290	627,824	53,373,598
Federal Home Loan Mortgage Corporation	37,093,929	41,086	410,283	36,724,732
Government National Mortgage Association	3,375,244	149,782	3,925	3,521,101

Total mortgage-backed securities	134,574,564	432,158	2,414,567	132,592,155
Agency notes
Federal Home Loan Bank	59,967,566	562,121	25,000	60,504,687
Federal Farm Credit Bank	26,978,129	239,997	—	27,218,126

Total obligations of U.S. government corporations and government sponsored enterprises	221,520,259	1,234,276	2,439,567	220,314,968
Obligations of state and political institutions	18,946,036	201,241	4,972	19,142,305
Trust preferred securities	5,090,175	127	787,192	4,303,110
Corporate securities	13,584,038	—	774,071	12,809,967
Other securities	54,442	15,378	—	69,820

Total marketable securities	259,194,950	1,451,022	4,005,802	256,640,170
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	5,359,700	—	—	5,359,700
Other securities	250,000	—	—	250,000

Total	$265,935,350	$1,451,022	$4,005,802	$263,380,570

The bank is required to maintain a minimum level of investment in Federal Home Loan Bank of New York stock (“FHLB”) based on specific percentages of its outstanding mortgages, total assets or FHLB advances. FHLB and Federal Reserve Bank (“FRB”) stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

The carrying value and fair value of securities held to maturity are as follows:

December 31, 2008	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,099,228	$11,331	$64,940	$12,045,619
CMOs (Federal Home Loan Mortgage Corporation)	20,180,802	103,931	188,764	20,095,969
Federal National Mortgage Association	142,311,383	2,928,994	93,558	145,146,819
Federal Home Loan Mortgage Corporation	98,901,156	1,299,139	296,383	99,903,912
Government National Mortgage Association	7,384,441	339,033	—	7,723,474

Total mortgage-backed securities	280,877,010	4,682,428	643,645	284,915,793
Federal Home Loan Bank agency notes	20,000,000	462,500	—	20,462,500

Total obligations of U.S. government corporations and government sponsored enterprises	300,877,010	5,144,928	643,645	305,378,293
Debt securities issued by foreign governments	250,000	—	—	250,000

Total	$301,127,010	$5,144,928	$643,645	$305,628,293

December 31, 2007

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

Approximately $26.7 million, representing approximately 3.31%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including of trust preferred (8 issuers), corporate debt (2 issuers) and equity securities (8 issuers) and FRB and FHLB stock. These investments may pose a higher risk of future impairment charges as result of a continued deterioration of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other than temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$2,890,299	$72,317	$2,890,299	$72,317
CMOs (Federal Home Loan Mortgage Corporation)	—	—	14,502,835	222,730	14,502,835	222,730
CMOs (Government National Mortgage Association)	—	—	6,564,913	45,182	6,564,913	45,182
Federal National Mortgage Association	—	—	7,067,526	39,595	7,067,526	39,595
Federal Home Loan Mortgage Corporation	—	—	1,676,355	15,237	1,676,355	15,237
Government National Mortgage Association	—	—	132,918	6,211	132,918	6,211

Total mortgage-backed securities	—	—	32,834,846	401,272	32,834,846	401,272
Federal Home Loan Bank agency notes	—	—	49,465,625	525,775	49,465,625	525,775
Federal Farm Credit Bank agency notes	—	—	9,693,750	306,250	9,693,750	306,250

Total obligations of U.S. government corporations and government sponsored enterprises	—	—	91,994,221	1,233,297	91,994,221	1,233,297
Obligations of state and political institutions	—	—	6,903,922	218,664	6,903,922	218,664
Trust preferred securities	—	—	3,492,529	1,383,632	3,492,529	1,383,632
Corporate debt securities	4,880,855	81,086	4,842,870	157,130	9,723,725	238,216

Total	$4,880,855	$81,086	$107,233,542	$2,992,723	$112,114,397	$3,073,809

December 31, 2007

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$8,439,492	$365,936	$8,439,492	$365,936
CMOs (Federal Home Loan Mortgage Corporation)	—	—	21,438,588	959,349	21,438,588	959,349
CMOs (Government National Mortgage Association)	9,094,643	47,250	—	—	9,094,643	47,250
Federal National Mortgage Association	9,971,965	93,946	26,422,330	533,878	36,394,295	627,824
Federal Home Loan Mortgage Corporation	—	—	30,752,781	410,283	30,752,781	410,283
Government National Mortgage Association	—	—	157,674	3,925	157,674	3,925

Total mortgage-backed securities	19,066,608	141,196	87,210,865	2,273,371	106,277,473	2,414,567
Federal Home Loan Bank agency notes	4,975,000	25,000	—	—	4,975,000	25,000
Total obligations of U.S. government corporations and government sponsored enterprises	24,041,608	166,196	87,210,865	2,273,371	111,252,473	2,439,567
Obligations of state and political institutions	450,293	1,737	1,088,106	3,235	1,538,399	4,972
Trust preferred securities	3,400,710	627,192	840,000	160,000	4,240,710	787,192
Corporate debt securities	12,809,967	774,071	—	—	12,809,967	774,071

Total	$40,702,578	$1,569,196	$89,138,971	$2,436,606	$129,841,549	$4,005,802

At December 31, 2008, the Company held 15 mortgage backed debt securities, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. All of these securities were obligations of U.S. government corporations or government sponsored enterprises which guarantee principal and interest payment. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. As a result, the unrealized losses are deemed to be temporary

At December 31, 2008, the Company held 19 security positions of issuers of obligations of states and political institutions, that were in an unrealized loss position for more than 12 months. All of these securities had investment grade ratings on acquisition and many had credit enhancement. Management has concluded that the unrealized losses are due to changes in market interest rates. As a result, the unrealized losses are deemed to be temporary.

At December 31, 2008, the Company held 8 security positions of single issuer bank trust preferred securities and 2 security positions of corporate debt securities issued by financial institutions all which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a quarterly basis, including a review of the issuers, most recent bank regulatory report to assess credit risk and the probability of impairment of the contractural cash flows of the applicable securities. Based upon management’s fourth quarter review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution at December 31, 2008 and have maintained performance levels adequate to support the contractural cash flows of the securities.

Management has made an evaluation that the Company has the ability to hold these investments until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment.

During 2008, the Company recognized other-than-temporary impairment charges on 1 trust preferred security and 1 corporate debt security totaling $1,683,624 which were included in noninterest income under the caption “securities (loss) gains”.

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$8,059,036	$64,940	$8,059,036	$64,940
CMOs (Federal Home Loan Mortgage Corporation)	—	—	15,500,263	188,764	15,500,263	188,764
Federal National Mortgage Association	132,551	75	21,590,143	93,483	21,722,694	93,558
Federal Home Loan Mortgage Corporation	13,152,541	176,369	22,123,962	120,014	35,276,503	296,383

Total obligations of U.S. government corporations and government sponsored enterprises	$13,285,092	$176,444	$67,273,404	$467,201	$80,558,496	$643,645

December 31, 2007

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$11,720,254	$629,469	$11,720,254	$629,469
CMOs (Federal Home Loan Mortgage Corporation)	—	—	16,307,337	767,806	16,307,337	767,806
Federal National Mortgage Association	—	—	90,955,257	975,657	90,955,257	975,657
Federal Home Loan Mortgage Corporation	—	—	100,916,760	1,927,790	100,916,760	1,927,790

Total obligations of U.S. government corporations and agencies	—	—	219,899,608	4,300,722	219,899,608	4,300,722
Debt securities issued by foreign governments	—	—	248,702	1,298	248,702	1,298

Total	$—	$—	$220,148,310	$4,302,020	$220,148,310	$4,302,020

At December 31, 2008 the Company held 17 mortgaged-backed debt securities, in the held to maturity portfolio, that were in an unrealized loss position for more than 12 months. All of these securities were obligation of U.S. government corporations or government sponsored enterprises which guarantee principal and interest payments. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that the Company has the ability to hold these investments until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investments. As a result, the unrealized losses are deemed to be temporary.

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2008, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield on obligations of state and political subdivisions and Federal Reserve Bank securities is stated on a tax-equivalent basis.

Available for sale	Amortized Cost	Fair Value	Weighted Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,770,210	$8,699,318	4.52%
CMOs (Federal Home Loan Mortgage Corporation)	22,275,760	22,112,763	4.41
CMOs (Government National Mortgage Association)	6,610,095	6,564,913	0.76
Federal National Mortgage Association	100,712,263	102,788,836	5.31
Federal Home Loan Mortgage Corporation	37,719,792	38,536,344	4.83
Government National Mortgage Association	31,463,142	32,179,544	5.37

Total mortgage-backed securities	207,551,262	210,881,718	4.96
Federal Home Loan Bank agency notes
Due after 5 years	153,976,648	154,675,672	5.41
Federal Farm Credit Bank agency notes
Due after 5 years	89,918,309	89,843,750	5.35

Total obligations of U.S. government corporations and government sponsored enterprises	451,446,219	455,401,140	5.18

Obligations of state and political institutions
Due within 1 year	115,611	117,666	4.89
Due after 1 year but within 5 years	8,242,652	8,492,224	5.16
Due after 5 years	14,699,403	14,795,741	5.47

Total obligations of state and political institutions	23,057,666	23,405,631	5.36

Trust preferred securities
Due after 5 years	5,369,361	4,209,329	7.60

Corporate debt securities
Due within 1 year	4,961,941	4,880,855	3.63
Due after 5 years	5,000,000	4,842,870	6.66

Total corporate debt securities	9,961,941	9,723,725	5.15
Federal Reserve Bank stock	1,130,700	1,130,700	6.00
Federal Home Loan Bank stock	11,574,000	11,574,000	1.09
Other securities	304,441	317,074	2.61

Total available for sale	$502,844,328	$505,761,599	4.91

Held to maturity	Carrying Value	Fair Value	Weighted Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,099,228	$12,045,619	4.61%
CMOs (Federal Home Loan Mortgage Corporation)	20,180,802	20,095,969	4.45
Federal National Mortgage Association	142,311,383	145,146,819	4.53
Federal Home Loan Mortgage Corporation	98,901,156	99,903,912	4.18
Government National Mortgage Association	7,384,441	7,723,474	6.52

Total mortgage-backed securities	280,877,010	284,915,793	4.46
Federal Home Loan Bank agency notes
Due after 5 years	20,000,000	20,462,500	6.09

Total obligations of U.S. government corporations and government sponsored enterprises	300,877,010	305,378,293	4.57
Debt securities issued by foreign governments
Due after 1 year but within 5 years	250,000	250,000	4.65

Total	$301,127,010	$305,628,293	4.57

Information regarding calls of held to maturity securities is as follows:

Years Ended December 31,	2008	2007	2006

Proceeds	$—	$34,110,000	$—
Gross gains	—	—	—
Gross losses	—	4,445	—

There were no sales of held to maturity securities in 2008, 2007 or 2006.

Information regarding sales and/or calls of the available for sale securities is as follows:

Years Ended December 31,	2008	2007	2006

Proceeds	$34,555,000	$30,423,093	$25,371,314
Gross gains	—	193,397	18,016
Gross losses	—	586	461,133

The proceeds from available for sale securities sold during 2006 were utilized to partially fund the acquisition of Sterling Resource Funding Corp.

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank of New York and/or the Federal Reserve Bank of New York, and for other purposes required or permitted by law.

NOTE 6.

LOANS

The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,	2008	2007

Loans held for sale, net of valuation reserve ($-0- at December 31, 2008 and $64,958 at December 31, 2007)
Real estate—residential mortgage	$23,403,122	$23,755,906

Loans held in portfolio
Commercial and industrial	$544,134,205	$539,969,407
Lease financing	290,656,147	287,563,583
Factored receivables	115,801,317	93,016,702
Real estate—residential mortgage	142,134,955	129,464,803
Real estate—commercial mortgage	96,883,251	99,093,560
Real estate—construction and land development	25,249,385	37,161,197
Installment	18,958,613	12,103,045
Loans to depository institutions	25,000,000	27,000,000

Loans held in portfolio, gross	1,258,817,873	1,225,372,297
Less unearned discounts	37,274,961	38,248,313

Loans held in portfolio, net of unearned discounts	$1,221,542,912	$1,187,123,984

There are no industry concentrations (exceeding 10% of loans, gross) in the commercial and industrial loan portfolio. Approximately 75% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

As of December 31, 2008, approximately 62.7% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

The bank had qualified loans, at carrying value of approximately $458,705,000 available to secure borrowings from the FHLB and the FRB. There were no loans pledged at either December 31, 2008 or December 31, 2007.

Nonaccrual loans at December 31, 2008 and 2007 totaled $7,344,000 and $6,383,000, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2008, 2007 and 2006, in accordance with their original terms, is estimated to be $731,000, $655,000 and $545,000, respectively, for the years then ended. Applicable interest income actually realized was $321,000, $222,000 and $335,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

Loans are made at normal lending limits and credit terms to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest. There were no outstanding balances on such loans in excess of $60,000 to any individual or entity at December 31, 2008 or 2007.

Approximately 25.1 percent or $29.6 million and 29.3 percent or $32.0 million of the Company’s net interest income and noninterest income are related to real estate lending in 2008 and 2007, respectively. Real estate prices in the U.S. market decreased significantly during 2008 and have continued to decrease in 2009. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may be significant to our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage related revenues. A sustained period of reduced mortgage loan revenues could have a significant adverse impact on the Company’s operating results. The Company cannot predict whether, when or the manner in which the economic conditions described above will change.

NOTE 7.

ALLOWANCE FOR LOAN LOSSES

Years Ended December 31,	2008	2007	2006

Balance at beginning of year	$15,084,775	$16,287,974	$15,369,096
Provision for loan losses	8,325,000	5,853,330	4,502,596

	23,409,775	22,141,304	19,871,692

Less charge-offs, net of recoveries:
Charge-offs	7,135,394	6,489,902	5,940,340
Recoveries	747,134	705,614	1,165,852

Net charge-offs	6,388,260	5,784,288	4,774,488

Add allowance from acquisition	—	—	1,845,500

Less losses on transfers to other real estate owned	1,011,577	1,272,241	654,730

Balance at end of year	$16,009,938	$15,084,775	$16,287,974

The Company follows SFAS No. 114, which establishes standards for measuring certain components of the allowance for loan losses. In particular, the Company considers the following factors when establishing the allowance for loan losses, among other: historical loss experience by type of credit and internal risk ratings, specific homogenous risk pools, specific loss allocations, and loan quality trends (including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries), with adjustments for current events and conditions (including any continuing credit deterioration). As of December 31, 2008, 2007 and 2006, $4,203,000, $610,000 and $592,000, respectively, of loans were judged to be impaired within the scope of SFAS No. 114, with interest income recognized on a cash basis. The average recorded investment in impaired loans during the years ended December 31, 2008, 2007 and 2006, was approximately $4,317,000, $495,000 and $388,000, respectively. The application of SFAS No. 114 indicated that these loans required valuation allowances totaling $285,000, $185,000 and $255,000 at December 31, 2008, 2007 and 2006, respectively, which are included within the overall allowance for loan losses. The interest income that would have been earned on impaired loans outstanding at December 31, 2008, 2007 and 2006 in accordance with their original terms is estimated to be $23,000, $10,000 and $5,000, respectively, for the years then ended. Applicable interest income actually realized was $-0-, $-0- and $1,000, respectively, for the aforementioned years, and there were no commitments to lend additional funds on impaired loans.

Included in the impaired loans above are $4,112,000 in accruing impaired restructured loans as defined by FASB 114 (none at December 31, 2007), with allowances for loan impairment of $285,000. The average recorded investment in accruing impaired restructured loans was approximately $4,200,000 for the year ended December 31, 2008 (none in 2007 and 2006, respectively). The recognition of interest income on these accruing impaired loans is based upon an individual assessment of each loan; however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized on these loans under the accrual method was approximately $90,000 for 2008.

NOTE 8.

PREMISES AND EQUIPMENT

The following table presents information on premises and equipment:

December 31,	2008	2007

Land and building	$308,929	$254,451
Furniture and equipment	14,606,944	13,573,446
Leasehold improvements	11,087,300	10,716,832

	26,003,173	24,544,729
Accumulated amortization and depreciation	15,335,149	13,365,846

Premises and equipment, net	$10,668,024	$11,178,883

Amortization and depreciation expense	$2,475,938	$2,549,617

NOTE 9.

INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,	2008	2007	2006

Interest expense
Interest-bearing deposits in domestic offices
Savings	$58,835	$100,770	$100,961
NOW	2,306,032	5,903,410	3,787,228
Money Market	4,037,800	7,078,921	4,695,873
Time
Three months or less	3,673,951	11,217,497	8,509,506
More than three months through twelve months	10,202,452	12,266,010	8,752,571
More than twelve months through twenty-four months	792,858	964,545	2,508,594
More than twenty-four months through thirty-six months	375,773	1,065,138	161,758
More than thirty-six months through forty-eight months	39,367	97,275	11,305
More than forty-eight months through sixty months	14,357	21,703	453,986
More than sixty months	395	41,395	1,662

	21,501,820	38,756,664	28,983,444
Interest-bearing deposits in foreign offices
Time
Three months or less	4,309	4,302	19,262
More than three months through twelve months	1,994	1,970	8,722

Total	$21,508,123	$38,762,936	$29,011,428

Foreign deposits totaled $577,802 and $575,817 at December 31, 2008 and 2007, respectively.

The aggregate of time certificates of deposit and other time deposits in denominations of $100,000 or more was $212,431,399 and $411,019,063 at December 31, 2008 and 2007, respectively.

The aggregate of time certificates of deposit and other time deposits by remaining maturity range is presented below:

December 31,	2008	2007	2006

Domestic
Three months or less	$140,148,071	$216,023,376	$203,038,151
More than three months through six months	70,769,706	155,009,636	97,977,566
More than six months through twelve months	98,601,906	101,676,791	145,828,880
More than twelve months through twenty-four months	16,880,343	48,137,470	78,808,380
More than twenty-four months through thirty-six months	848,920	1,269,779	1,035,380
More than thirty-six months through forty-eight months	964,433	472,308	336,812
More than forty-eight months through sixty months	242,845	1,022,353	353,232
More than sixty months	—	1,220	34,563

	328,456,224	523,612,933	527,412,964

Foreign
Three months or less	395,000	395,000	395,000
More than three months through six months	182,802	180,817	178,857

	577,802	575,817	573,857

Total	$329,034,026	$524,188,750	$527,986,821

Interest expense related to the aggregate of time certificates of deposit and other time deposits is presented below:

Years Ended December 31,	2008	2007	2006

Interest expense
Domestic	$15,099,152	$25,673,563	$20,399,382
Foreign	6,303	6,272	27,984

Total	$15,105,455	$25,679,835	$20,427,366

NOTE 10.

SHORT-TERM BORROWINGS

The following table presents information regarding short-term borrowings:

Years Ended December 31,		2008	2007	2006

Federal funds purchased
At December 31	—Balance	$131,000,000	$65,000,000	$—
	—Average interest rate	0.30%	4.17%	—
	—Average original maturity	1 Day	1 Day	—
During the year	—Maximum month-end balance	131,000,000	65,000,000	20,000,000
	—Daily average balance	50,368,000	9,281,000	15,133,000
	—Average interest rate paid	1.79%	4.63%	5.08%
	—Range of interest rates paid	0.19–4.56%	3.50–5.31%	4.25–5.44%

Years Ended December 31,		2008	2007	2006

Securities sold under agreements to repurchase—customers
At December 31	—Balance	$44,334,121	$60,053,947	$52,802,796
	—Average interest rate	1.09%	3.42%	4.92%
	—Average original maturity	32 Days	37 Days	55 Days
During the year	—Maximum month-end balance	99,102,595	97,404,318	94,132,979
	—Daily average balance	89,602,000	80,649,000	86,418,000
	—Average interest rate paid	2.07%	4.21%	4.05%
	—Range of interest rates paid	0.75-4.60%	2.50–5.85%	2.00–5.70%

Securities sold under agreements to repurchase—dealers
At December 31	—Balance	$—	$10,200,000	$—
	—Average interest rate	—	5.02%	—
	—Average original maturity	—	7 Days	—
During the year	—Maximum month-end balance	72,922,986	30,000,000	123,200,000
	—Daily average balance	41,808,000	6,470,000	74,057,000
	—Average interest rate paid	2.69%	4.78%	5.05%
	—Range of interest rates paid	2.10-5.02%	4.48–5.02%	4.33–5.40%

Commercial paper
At December 31	—Balance	$11,731,534	$20,878,494	$27,561,567
	—Average interest rate	0.94%	4.51%	4.91%
	—Average original maturity	35 Days	61 Days	50 Days
During the year	—Maximum month-end balance	24,649,656	28,750,718	52,714,141
	—Daily average balance	17,806,000	26,731,000	44,539,000
	—Average interest rate paid	2.59%	5.05%	4.53%
	—Range of interest rates paid	0.75-4.95%	3.50–5.62%	2.00–5.70%

Short-term borrowings—FHLB
At December 31	—Balance	$75,000,000	$45,000,000	$—
	—Average interest rate	0.46%	4.11%	—
	—Average original maturity	1 Day	1 Day	—
During the year	—Maximum month-end balance	120,000,000	45,000,000	56,000,000
	—Daily average balance	69,708,000	7,082,000	34,444,000
	—Average interest rate paid	1.88%	4.74%	5.21%
	—Range of interest rates paid	0.38–4.44%	4.11-5.24%	4.32-5.49%

Short-term borrowings—FRB
At December 31	—Balance	$100,000,000	$—	$—
	—Average interest rate	0.35%	—	—
	—Average original maturity	56 Days	—	—
During the year	—Maximum month-end balance	100,000,000	—	—
	—Daily average balance	8,841,000	—	—
	—Average interest rate paid	0.53%	—	—
	—Range of interest rates paid	0.28–2.50%	—	—

Short-term borrowings—treasury tax and loan
At December 31	—Balance	$1,337,749	$4,285,198	$3,411,630
	—Average interest rate	0.11%	4.24%	5.24%
	—Average original maturity	3 Days	3 Days	3 Days
During the year	—Maximum month-end balance	5,250,078	4,285,198	3,411,630
	—Daily average balance	1,707,000	1,360,000	613,000
	—Average interest rate paid	2.04%	4.87%	4.96%
	—Range of interest rates paid	0.16–3.94%	4.24–5.26%	4.29–5.25%

The parent company has agreements with its line banks for back-up lines of credit for which it pays a fee at the annual rate of ¼ of 1% times the line of credit extended. At December 31, 2008, these back-up bank lines of credit totaled $19,000,000; no lines were used at any time during 2008, 2007 or 2006.

NOTE 11.

LONG-TERM BORROWINGS

These borrowings represent advances from the FHLB and junior subordinated debt securities issued by the parent company.

The following table presents information regarding fixed rate FHLB advances:

Advance Type	Interest Rate	Maturity Date	Initial Call Date	December 31,

				2008	2007

Callable	4.106%	10/23/09	1/23/09	$20,000,000	$20,000,000
Callable	4.013	11/2/09	5/2/08	10,000,000	10,000,000
Callable	4.70	2/22/11	2/20/03	10,000,000	10,000,000
Callable	3.19	1/16/13	1/16/09	20,000,000	—
Callable	1.96	2/28/13	3/2/09	10,000,000	—
Callable	1.834	3/19/13	3/19/09	10,000,000	—
Callable	2.318	3/19/13	3/19/09	10,000,000	—
Callable	2.155	3/29/10	3/27/09	10,000,000	—
Callable	2.53	5/6/13	2/6/09	10,000,000	—
Callable	2.57	7/2/18	1/2/09	10,000,000	—
Callable	2.505	8/8/18	2/9/09	10,000,000	—
Callable	2.94	9/5/13	3/5/09	10,000,000	—
Callable	2.783	9/12/13	3/12/09	10,000,000	—

Total				$150,000,000	$40,000,000

Weighted-average interest rate				2.99%	4.23%

Under the terms of a collateral agreement with the FHLB, advances are secured by stock in the FHLB and by certain qualifying assets (primarily mortgage-backed securities) having market values at least equal to 110% of the advances outstanding. After the initial call date, each callable advance is callable by the FHLB quarterly from the initial call date, at par.

In February 2002, the parent company completed its issuance of trust capital securities (“capital securities”) that raised $25,000,000 ($24,062,500 net proceeds after issuance costs). The 8.375% capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I (the “trust”), a wholly-owned non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774,000 junior subordinated debt securities that pay interest at 8.375% (“debt securities”) issued by the parent company. The debt securities are due concurrently with the capital securities which may not be redeemed, except under limited circumstances, until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to the date of redemption. The Company may also reduce outstanding capital securities through open market purchases. During 2008, the parent company purchased in the open market $816,650 par amount of the capital securities at an aggregate cost of $786,000; during 2007, the parent company purchased in the open market $196,000 par amount of the capital securities at an aggregate cost of $192,000; these securities are included in the Company’s securities available for sale. These securities are considered to be outstanding for the payment of dividends but are considered to be redeemed for the calculation of the regulatory capital ratios. There were no purchases prior to 2007. As a result of these repurchases, the amounts of capital securities held by third parties at December 31, 2008 and 2007 were $23,987,350 and $24,804,000, respectively. Dividends and interest are paid quarterly.

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

NOTE 12.

PREFERRED STOCK

The parent company is authorized to issue up to 644,389 shares of preferred stock, $5 par value, in one or more series. The following table presents information regarding the parent company’s preferred stock issued and outstanding:

December 31,	2008	2007

Series A shares. Issued and outstanding—42,000 and -0- shares, respectively, at liquidation value	$42,000,000	$-0-

Under the provisions of the TARP Capital Purchase Program enacted under EESA, on December 23, 2008, the parent company sold to the U.S. Department of the Treasury (the “Treasury”) 42,000 shares of the parent company’s fixed rate cumulative perpetual preferred stock, Series A, par value $5.00 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), together with a warrant to purchase 516,817 shares of its common shares, for an aggregate price of $42 million.

Under the standardized terms of the TARP Capital Purchase Program, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the parent company’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the parent company’s common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the parent company. The preferred shares qualify as Tier 1 capital for regulatory capital purposes.

As long as the Series A Preferred Shares remain outstanding, the parent company may declare and pay dividends on its common shares only if all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid. Prior to December 23, 2011, unless we have redeemed all such preferred shares or the Treasury has transferred all such preferred shares to a third party, the consent of the Treasury will be required for us to, among other things, increase the dividend on our common shares above the current quarterly cash dividend of $0.19 per share. The terms of the parent company’s agreement with the Treasury allow for additional restrictions, including those on dividends, to be imposed by the Treasury, including unilateral amendments to comply with legislative changes.

The consent of the Treasury generally is also required for the parent company to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties. Further, common shares, junior preferred shares or pari passu preferred shares may not be repurchased if the parent company is in arrears on the payment of dividends on Series A Preferred Shares.

The warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if certain qualified equity offerings have not been conducted. The warrant has an exercise price, subject to anti-dilution adjustments, equal to $12.19 per common share.

The parent company may redeem the Series A Preferred Shares three years after the date of the Treasury’s investment, or earlier if it raises in an equity offering net proceeds equal to the amount of the Series A Preferred Shares to be redeemed. It must raise proceeds equal to at least 25 percent of the issue price of the Series A Preferred Shares to redeem any Series A Preferred Shares prior to the end of the third year. The redemption price is equal to the sum of the liquidation amount per share and any unpaid dividends on the Series A Preferred Shares up to, but excluding, the date fixed for redemption. Notwithstanding the foregoing limitations, under the American Recovery and Reinvestment Act of 2009 the Treasury may, after consultation with the parent company’s federal regulator, permit the parent company at any time to redeem the Series A Preferred Shares at liquidation value. Upon such redemption, the common stock purchase warrant would also be repurchased at its then current fair value.

The Series A Preferred Shares and the warrant issued under the TARP program qualify and are accounted for as permanent equity on the Company’s Consolidated Balance Sheet. Of the $42,000,000 in total issuance proceeds, $39,384,608 and $2,615,392 were allocated to the Series A Preferred Shares and the warrant, respectively, based upon their estimated fair values as of December 23, 2008. The resulting discount of $2,615,392 recorded for the Series A Preferred Shares is being accreted by a change to retained earnings over a five-year estimated life of the preferred shares based on the likelihood of their redemption by the parent company within that timeframe.

NOTE 13.

COMMON STOCK

The following table provides information regarding the number of common shares issued:

	Number of Shares Issued

Years Ended December 31,	2008	2007

Issued at beginning of year	21,278,531	21,177,084
Shares issued under stock incentive plan	923,888	101,447

Issued at end of year	22,202,419	21,278,531

NOTE 14.

TREASURY STOCK

The following table provides information regarding the number of shares held by the Company:

	Number of Shares Held

Years Ended December 31,	2008	2007

Held at beginning of year	3,459,302	2,572,368
Purchases	—	862,000
Surrender of shares issued under incentive compensation plan	647,889	24,934

Held at end of year	4,107,191	3,459,302

NOTE 15.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Information related to the components of accumulated other comprehensive (loss) income is as follows with related tax effect:

	2008	2007	2006

Other Comprehensive (Loss)/Income
Unrealized holding gains/(losses) on available for sale securities and other instruments, arising during the period:
Before tax	$663,442	$1,522,811	$(102,477)
Tax effect	(303,721)	(687,793)	46,258

Net of tax	359,721	835,018	(56,219)

Reclassification adjustment for securities losses/(gains) included in net income:
Before tax	1,683,624	(192,811)	443,117
Tax effect	(764,035)	87,085	(200,023)

Net of tax	919,589	(105,726)	243,094

Pension liability adjustment—net actuarial losses:
Before tax	(13,938,432)	(1,097,832)	(9,966,140)
Tax effect	6,325,261	502,124	4,498,716

Net of tax	(7,613,171)	(595,708)	(5,467,424)

Reclassification adjustment for amortization of prior service cost:
Before tax	66,569	98,757	—
Tax effect	(30,209)	(44,586)	—

Net of tax	36,360	54,171	—

Reclassification adjustment for amortization of net actuarial losses:
Before tax	1,556,713	1,537,458	—
Tax effect	(706,436)	(694,116)	—

Net of tax	850,277	843,342	—

Other comprehensive (loss)/income	$(5,447,224)	$1,031,097	$(5,280,549)

Adjustment to initially apply SFAS No. 158:
Before tax	$—	$—	$(2,429,345)
Tax effect	—	—	1,096,606

Net of tax	$—	$—	$(1,332,739)

The following table presents the components of accumulated other comprehensive loss as of December 31, 2008 and 2007 included in shareholders’ equity:

	Pre-tax Amount	Tax Effect	After-tax Amount

December 31, 2008
Net unrealized gain on securities	$425,233	$(200,503)	$224,730
Adjustment for underfunded pension obligations	(30,133,183)	13,649,418	(16,483,765)

Total	$(29,707,950)	$13,448,915	$(16,259,035)

December 31, 2007
Net unrealized loss on securities	$(1,921,833)	$867,253	$(1,054,580)
Adjustment for underfunded pension obligations	(17,818,033)	8,060,802	(9,757,231)

Total	$(19,739,866)	$8,928,055	$(10,811,811)

NOTE 16.

RESTRICTIONS ON THE BANK

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. As of December 31, 2008, the bank could pay dividends of approximately $21,000,000 to the parent company, without regulatory approval and without adversely affecting the bank’s “well capitalized” status.

NOTE 17.

STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan (“the plan”) covering up to 100,000 common shares of the parent company. Under the plan, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock or a combination of these. The plan is administered by a committee of the Board of Directors. Since the inception of the plan, shareholders have approved amendments increasing the number of shares covered under the plan; the total number of shares authorized by shareholders through December 31, 2008 was 2,650,000. The plan provides for proportional adjustment to the number of shares covered by the plan and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock dividends. After giving effect to stock option and restricted stock awards granted and the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split in the form of a stock dividend effected in December 2004, the five-for-four stock split in the form of a stock dividend effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000, and the 5% stock dividend paid in December 1999, shares available for grant were 534,099, at December 31, 2008. The Company issues new shares to satisfy stock option exercises. The total intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $4,394,000, $989,000 and $756,000, respectively.

Stock Options

The following tables present information on the qualified and non-qualified stock options outstanding (after the effect of the stock dividends/splits discussed above) as of December 31, 2008, 2007 and 2006 and changes during the years then ended:

	2008		2007		2006

Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	445,557	$10.87	528,916	$10.45	570,094	$10.26
Exercised	(167,824)	9.42	(83,359)	8.17	(39,288)	7.97
Reclassified[1]	(42,055)	9.53	—	—	—	—
Forfeited	(3,780)	14.60	—	—	(1,890)	14.60

Outstanding at end of year	231,898	12.11	445,557	10.87	528,916	10.45

Options exercisable at end of year	198,815		349,105		401,762

	2008		2007		2006

Non-Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	1,319,133	$12.85	1,326,327	$12.79	1,360,457	$12.69
Granted	—	—	112,500	17.99	37,800	19.50
Exercised	(756,064)	9.64	(18,088)	6.48	(70,880)	14.41
Reclassified[1]	42,055	9.53	—	—	—	—
Forfeited	(71,786)	18.75	(101,606)	18.94	(1,050)	26.94

Outstanding at end of year	533,338	16.34	1,319,133	12.85	1,326,327	12.79

Options exercisable at end of year	409,434		1,183,281		1,288,527

Weighted-average fair value of options granted during the year	$—		$3.80		$4.90

[1]	As a result of retirements and terminations. Since these provisions were included in the original terms of the awards, these reclassifications are not considered modifications for accounting purposes.

The following table presents information regarding qualified and non-qualified stock options outstanding at December 31, 2008:

	Options Outstanding				Options Exercisable

	Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/08	Weighted-Average Exercise Price

Qualified	$6.94-14.60	231,898	2.30 years	$12.11	198,815	$12.25
Non-Qualified	6.94–26.94	533,338	2.98 years	16.34	409,434	15.77

Director NQSOs expire five years from the date of the grant and become exercisable in four annual installments, starting one year from the date of the grant, or upon the earlier of death or disability of the grantee. Employee stock options generally expire ten years from the date of the grant and vest one year from the date of grant. Although, if necessary to qualify to the maximum extent possible as ISOs, these options become exercisable in annual installments. Employee stock options which become exercisable over a period of more than one year are generally subject to earlier exercisability upon the termination of the grantee’s employment for any reason more than one year following grant. Amounts received upon exercise of options are recorded as common stock and capital surplus. The tax benefit received by the Company upon exercise of a NQSO is credited to capital surplus.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,	2008	2007	2006

Dividend yield	—	4.22%	3.90%
Volatility	—	29%	33%
Expected term
Non-Qualified (Directors)	—	—	5 years
Non-Qualified (Officers)	—	5 years	N/A
Risk-free interest rate	—	4.46%	5.10%

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

Under the provisions of SFAS No. 123R, the Company recorded compensation expense of $131,833, $114,021 and $23,157 during the years ended December 31, 2008, 2007 and 2006, respectively, for options granted in 2006 and 2007. As of December 31, 2008, the total remaining unrecognized compensation cost related to stock options was $343,812, which is expected to be recognized over a weighted-average vesting period of 2.9 years.

Restricted Stock

On February 6, 2002, 60,000 shares of restricted stock were awarded from Treasury shares. The fair value was $27.56 per share. These awards vested over a four-year period at the rate of 25% per year.

The plan calls for the forfeiture of non-vested shares which are restored to the Treasury and become available for future awards. During 2008, 2007 and 2006, there were no shares forfeited. For income tax purposes, the Company is entitled to a deduction in an amount equal to the average market value of the shares on vesting date and dividends paid on shares for which restrictions have not lapsed.

NOTE 18.

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

The following tables, using a December 31 measurement date for each period presented, set forth the disclosures required for pension benefits:

At or For the Years Ended December 31,	2008	2007

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (Projected Benefit Obligation)	$49,621,274	$46,489,890
Service cost	1,883,719	1,953,454
Interest cost	3,033,094	2,684,867
Actuarial loss (gain)	5,178,661	(319,290)
Benefits paid	(1,316,010)	(1,187,647)

Benefit obligation at end of year	$58,400,738	$49,621,274

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	$30,066,127	$27,301,789
Actual (loss) return on plan assets	(6,075,417)	951,985
Employer contributions	8,024,308	3,000,000
Benefits paid	(1,316,010)	(1,187,647)

Fair value of assets at end of year	$30,699,008	$30,066,127

Funded status	$(27,701,730)	$(19,555,147)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Pension liability	$(27,701,730)	$(19,555,147)
Accumulated other comprehensive loss (pre-tax)	30,133,183	17,818,033

	Discount Rate		Rate of Compensation Increase

	2008	2007	2008	2007

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan	5.75%	6.00%	3.00%	3.00%
Supplemental retirement plan	5.75	6.00	3.00	3.00

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive (income) loss are as follows:

Years Ended December 31,	2008	2007	2006

COMPONENTS OF NET PERIODIC COST
Service cost	$1,883,719	$1,953,454	$1,793,388
Interest cost	3,033,094	2,684,867	2,402,580
Expected return on plan assets	(2,581,413)	(2,369,111)	(2,187,694)
Amortization of prior service cost	66,569	98,757	75,665
Recognized actuarial loss	1,556,713	1,537,458	1,327,997

Net periodic benefit (income) expense	3,958,682	3,905,425	3,411,936

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial loss (income)	6,762,894	(247,634)	—
Prior service credit	(36,360)	(54,171)	—

Total recognized in other comprehensive loss (income)	6,726,534	(301,805)	—

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$10,685,216	$3,603,620	$3,411,936

	Discount Rate			Expected Return on Plan Assets			Rate of Compensation Increase

	2008	2007	2006	2008	2007	2006	2008	2007	2006

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan	6.00%	5.75%	5.75%	8.50%	8.50%	8.50%	3.00%	3.00%	3.00%
Supplemental retirement plan	6.00	5.75	5.75	N/A	N/A	N/A	3.00	3.00	3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2008 and 2007 was $35,479,571 and $29,319,162, respectively.

The tables presented on the previous page and above include the supplemental retirement plan which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,	2008	2007

Projected benefit obligation	$19,916,525	$17,377,920
Accumulated benefit obligation	19,870,882	17,322,531

The following table sets forth information regarding the assets of the defined benefit pension plan:

December 31,	2008	2007

U.S. government corporation and agency debt obligations	11%	16%
Corporate debt obligation	27	20
Common equity securities	54	58
Other	8	6

Total	100%	100%

The defined benefit pension plan owns common stock of Sterling Bancorp which is included in common equity securities above. At December 31, 2008, the fair value of Sterling Bancorp common stock was $969,220 and represented approximately 3% of plan assets. At December 31, 2007, the fair value of Sterling Bancorp common stock was $942,278 and represented approximately 5% of plan assets.

The overall strategy of the Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels and preserves liquidity. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix can vary but is targeted at 50% equity securities, inclusive of up to 10% in Sterling Bancorp common stock, 25% in corporate obligations and 25% in federal and agency obligations. The money market investments position will vary but will generally be held under 5%. The Plan’s allocation to common stock, excluding shares of Sterling Bancorp, will represent investment in those companies from time to time comprising the growth and value Model Portfolio as advised by the trustee’s investment advisor.

The Company expects to contribute approximately $2,000,000 to the defined benefit pension plan in 2009.

The following table presents benefit payments expected to be paid, based on the assumption described below, including the effect of expected future service for the years indicated.

Year(s)	Defined Benefit Plan	Supplemental Retirement Plan	Total Benefit Payments

2009	$1,546,736	$198,247	$1,744,983
2010	1,701,361	21,571,387	23,272,748
2011	1,941,047	21,951	1,962,998
2012	2,151,279	21,776	2,173,055
2013	2,312,418	21,583	2,334,001
Years 2014–2018	14,337,590	201,935	14,539,525

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

Amounts recognized in accumulated other comprehensive loss, pre-tax, as of December 31, 2008 and 2007 follow:

	Qualified Pension Plan		Supplemental Retirement Plan		Total

	2008	2007	2008	2007	2008	2007

Net actuarial loss	$23,286,866	$11,476,482	$6,607,904	$6,036,569	$29,894,770	$17,513,051
Prior service cost	183,195	232,114	55,218	72,868	238,413	304,982

Total	$23,470,061	$11,708,596	$6,663,122	$6,109,437	$30,133,183	$17,818,033

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost in 2009 are as follows:

	Qualified Pension Plan	Supplemental Retirement Plan	Total

Net actuarial loss	$2,148,389	$512,917	$2,661,306
Prior service cost	48,919	17,650	66,569

Total	$2,197,308	$530,567	$2,727,875

Savings Plans

As of January 1, 2008, the Company merged its two 401(k) plans into one plan (“new plan”). Eligible employees must complete 1,000 hours of service in order to be eligible for the Company matching contributions. Participants in the new plan eligible for Company matching contributions include any employee hired after January 1, 2006 and employees of two subsidiaries of the bank. Eligible employees may enroll in the new plan on the first day of the month after hire. The Company matches 25% of the eligible employee’s contribution to the plan based on the amount of each participant’s contributions, up to the Internal Revenue Service maximum contribution limit. All participants may immediately invest their individual contributions, as well as any Company matching contribution, in any of a variety of investment alternatives offered under the new plan. Expense for employer match related to the new plan totaled $258,342 in 2008.

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

The subsidiary 401(k) Plan—Prior to January 1, 2008, the Company maintained a 401(k) plan that permitted each participant to make before-tax contributions up to 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Eligible employees were able to enroll in the 401(k) plan during the open enrollment twice a year after completing 1,000 hours of service and were eligible for the Company’s matching contributions at that time. Employees who were included in the Company’s pension plan were not eligible for the Company match, however they were able to make before-tax contributions as outlined above. The Company matched 25% of the employee’s contribution to the plan based on the amount of each participant’s contributions, up to a maximum of 20% eligible compensation. Employees were able to immediately invest their individual contribution, as well as the Company’s matching portion, in any of a variety of investment alternatives offered under the subsidiary 401(k) Plan. Expense for employer match related to the plan totaled $230,508 in 2007 and $130,692 in 2006.

Postretirement Life Insurance Benefits

The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee’s date of retirement. The Company’s plan for its postretirement benefit obligation is unfunded with a liability of $1,027,063 at December 31, 2008 and $940,638 at December 31, 2007. Net postretirement benefit cost was $61,447, $61,230 and $92,445 for 2008, 2007 and 2006, respectively.

EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits are considered not to have effectively settled an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions. The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $726,000.

NOTE 19.

INCOME TAXES

The current and deferred tax provisions (benefits) applicable to income from continuing operations for each of the last three fiscal years are as follows:

Years Ended December 31,	2008	2007	2006

Federal
Current	$6,769,758	$8,285,967	$5,796,596
Deferred	1,004,759	(535,747)	4,683,135

Total	$7,774,517	$7,750,220	$10,479,731

STATE AND LOCAL
Current	$1,225,442	$1,271,020	$(5,371,344)
Deferred	175,979	(461,135)	258,421

Total	$1,401,421	$809,885	$(5,112,923)

TOTAL
Current	$7,995,200	$9,556,987	$425,252
Deferred	1,180,738	(996,882)	4,941,556

Total	$9,175,938	$8,560,105	$5,366,808

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,	2008	2007	2006

Federal statutory rate	35%	35%	35%

Computed tax based on income from continuing operations	$8,813,736	$8,383,904	$9,227,937
Increase (Decrease) in tax resulting from:
State and local taxes, net of Federal income tax benefit	910,924	526,426	(3,323,400)
Tax-exempt income	(678,290)	(645,994)	(718,718)
Other permanent items	129,568	295,769	180,989

Total	$9,175,938	$8,560,105	$5,366,808

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,	2008	2007

Deferred tax assets
Difference between financial statement provision for loan losses and tax bad debt deduction	$7,264,634	$6,813,638
Pension and benefit plans	13,649,418	8,060,802
SFAS No. 115 deferred tax asset	—	867,253
Other	1,046,666	2,597,022

Total deferred tax assets	21,960,718	18,338,715

Deferred tax liabilities
Difference between tax and net book values of fixed assets	394,316	703,768
SFAS No. 115 deferred tax liability	200,503	—
Other	1,130,252	744,987

Total deferred tax liabilities	1,725,071	1,448,755

Net deferred tax asset	$20,235,647	$16,889,960

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred assets was not considered necessary at December 31, 2008 and 2007 since it is more likely than not that these assets will be realized.

The current tax receivable as of December 31, 2008 was approximately $877,000. The current tax payable at December 31, 2007 was approximately $2,119,000.

The adoption of FIN 48 did not affect the Company’s financial position.

A reconciliation of unrecognized tax benefits for each of the last two fiscal years is as follows:

Year Ended December 31,	2008	2007

Balance at January 1	$497,856	$1,075,426
Reductions for tax positions of prior years	497,856	$577,570

Balance at December 31	$—	$497,856

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in noninterest operating expenses. At December 31, 2008, the Consolidated Balance Sheet included no accrued interest related to unrecognized tax benefits and the Consolidated Statement of Income for 2008 included a credit for interest expense of $148,391.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2002 through 2007 are currently either under examination or subject to examination. The Company’s New York State and New York City tax returns for years prior to 2004 are no longer subject to examination.

NOTE 20.

EARNINGS PER SHARE

Basic EPS has been computed using the weighted-average common shares outstanding during the year.

Diluted EPS reflects the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the average price of the Company’s common stock is utilized.

Earnings per common share have been computed based on the following:

Years Ended December 31,	2008	2007	2006

Net income from continuing operations	$16,006,166	$15,393,906	$20,998,725
Loss from discontinued operations	—	(795,034)	(603,753)
Loss on sale of discontinued operations	—	—	(9,634,911)
Dividends on preferred shares and accretion	102,181	—	—

Net income available to common shareholders	$15,903,985	$14,598,872	$10,760,061

Weighted average number of common shares used to calculate basic earnings per common share	17,890,997	18,407,228	18,785,042
Dilutive effect of stock options and warrant	216,881	321,806	530,483

Weighted average number of common shares used to calculate diluted earnings per common share	18,107,878	18,729,034	19,315,525

Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2008, 2007 and 2006 have not been included in computation of diluted EPS for those respective years. As of December 31, 2008, 531,601 options to purchase shares between $14.60 and $26.94 were not included; as of December 31, 2007, 384,147 options to purchase shares between $17.73 and $26.94 were not included; as of December 31, 2006, 223,111 options to purchase shares at prices between $19.50 and $26.94 were not included; as of December 31, 2005, 121,275 options to purchase shares at prices between $21.93 and $26.94 were not included.

NOTE 21.

FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 as of January 1, 2008. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for certain non-financial assets and non-financial liabilities, goodwill and other real estate, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets or liabilities (2) significant other observable inputs and (3) significant unobservable inputs. FSP No. 157-3, Determining the Fair Value of Financial Asset When the Market for That Asset Is Not Active, issued in October 2008, clarified the application of SFAS No. 157 in situations when the market for a financial asset is not active. FSP No. 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair value of its financial assets.

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

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Examples of financial instruments generally included in this level are U.S. Treasury securities, equity and trust preferred securities that trade in active markets and listed derivative instruments.

•

Level 2 Inputs—Inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. Examples of financial instruments generally included in this level are corporate debt, mortgage-backed certificates issued by U.S. government corporations and government sponsored enterprises, and equity securities.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own judgments about the assumptions that market participants would use in pricing the assets or liabilities. Examples of financial instruments generally included in this level are private equities, certain loans held for sale and other alternative investments.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value of securities is based upon quoted market prices, where available (Level 1 inputs). If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters (Level 2 inputs). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters (Level 3 inputs). Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no financial liabilities measured at fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$4,266,403	$488,540,496	$—	$492,806,899
Other investments	7,265,882	3,116,085	—	10,381,967

Certain financial assets, such as loans held for sale and collateral-dependent impaired loans are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial assets or financial liabilities measured at fair value on a non-recurring basis as of December 31, 2008.

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, mortgage loans held for sale with a carrying amount of $1,037,494 were written down to their fair value of $774,693 during the three month period ended March 31, 2008 resulting in a loss of $262,801, which was included in earnings for the year ended December 31, 2008. No mortgage loans held for sale were written down to their fair value during the remainder of 2008.

Reporting units measured at fair value in the first step of a goodwill impairment test and certain non-financial assets measured at fair value on a non-recurring basis (such as those measured at fair value in the second step of a goodwill impairment test and other non-financial long-lived assets measured at fair value for impairment assessment) will be measured at fair value under SFAS No. 157 beginning January 1, 2009.

For those financial instruments that are not recorded at fair value in the Consolidated Balance Sheets, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value.

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimated cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. With the exception of investment securities and certain long-term debt, the Company’s financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments that are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

In particular, fair value estimates are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Illiquid credit markets have resulted in inactive markets for certain of the Company’s financial instruments. As a result, there is no or limited observable market data for these assets and liabilities. Fair value estimates for financial instruments for which no or limited observable market data is available are based on our judgments regarding current economic conditions, liquidity discounts, currency, credit, and interest rate risks, loss experience and other factors, all of which are Level 3 inputs as discussed above. These estimates involve significant judgments and uncertainties and cannot be substantiated by comparison to quoted prices in active markets and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect these fair value estimates.

A description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments follows:

Financial Instruments with Carrying Amounts Equal to Fair Value

The carrying amounts for cash and due from banks, interest-bearing deposits with other banks, customers’ liabilities under acceptances, accrued interest receivable, Federal funds purchased, securities sold under agreements to repurchase, commercial paper, other short-term borrowings, acceptances outstanding, and accrued interest payable, as a result of their short-term nature, are considered to approximate fair value.

Investment Securities

The methods, factors and significant assumption used to estimate fair values of all securities are described more fully beginning on page 81.

Loans Held in Portfolio

The fair value of loans held in portfolio which reprice within 90 days reflecting changes in the base rate approximate their carrying amount. For other loans held in portfolio, the fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and for similar maturities. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.

The fair value for secured nonaccrual loans is the value of the underlying collateral which is sufficient to repay each loan. For other nonaccrual loans, the fair value represents book value less a credit risk adjustment based on the Company’s historical credit loss experience.

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

Long-Term Debt

For long-term borrowings, the fair value is calculated based on discounted cash flow analyses, using interest rates currently being quoted for debt with similar characteristics and maturities.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees

The fees received for the issuance of commitments to extend credit, standby letters of credit, and financial guarantees, are considered to approximate fair value. Due to the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the amount of consideration received.

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities:

December 31,	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$31,832,283	$31,832,283	$66,412,612	$66,412,612
Interest-bearing deposits with other banks	13,948,585	13,948,585	979,984	979,984
Investment securities	806,888,609	811,389,892	625,241,417	623,105,578
Loans held for sale	23,403,122	23,403,122	23,755,906	23,755,906
Loans held in portfolio, net	1,205,532,974	1,203,962,000	1,172,039,209	1,189,562,000
Customers’ liability under acceptances	95,076	95,076	200,942	200,942
Accrued interest receivable	8,916,863	8,916,863	7,081,304	7,081,304
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,065,748,079	1,065,748,079	1,002,797,430	1,002,797,430
Time deposits	329,034,026	331,749,026	524,188,749	524,341,448
Securities sold under agreements to repurchase	44,334,121	44,334,121	70,253,947	70,253,947
Federal funds purchased	131,000,000	131,000,000	65,000,000	65,000,000
Commercial paper	11,731,534	11,731,534	20,878,494	20,878,494
Short-term borrowings—FHLB	75,000,000	75,000,000	45,000,000	45,000,000
Short-term borrowings—FRB	100,000,000	100,000,000	—	—
Other short-term borrowings	1,137,749	1,137,749	4,285,198	4,285,198
Acceptances outstanding	95,076	95,076	200,942	200,942
Accrued interest payable	2,046,386	2,046,386	3,570,858	3,570,858
Long-term borrowings	175,774,000	182,125,000	65,774,000	65,438,035

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the Company to choose to report eligible items at fair value in the financial statements and on an ongoing basis, after making an election to do so at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles; (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS No. 159 on January 1, 2008 but did not elect a fair value option for any of its financial assets or financial liabilities.

NOTE 22.

CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2008, the Company and the bank exceeded the requirements for “well capitalized” institutions.

The following tables present information regarding the Company’s and the bank’s regulatory capital ratios:

	Actual		Minimum For Capital Adequacy		To Be Well Capitalized

As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
The Company	$193,991	13.55%	$114,571	8.00%	$143,213	10.00%
The bank	154,619	10.77	114,880	8.00	143,600	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	177,825	12.42	57,285	4.00	85,928	6.00
The bank	138,453	9.64	57,440	4.00	86,160	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	177,825	8.51	83,593	4.00	104,491	5.00
The bank	138,453	6.62	83,709	4.00	104,637	5.00

As of December 31, 2007

Total Capital (to Risk-Weighted Assets):
The Company	$149,014	10.87%	$109,706	8.00%	$137,133	10.00%
The bank	147,442	10.77	109,507	8.00	136,884	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	133,785	9.76	54,853	4.00	82,280	6.00
The bank	132,213	9.66	54,753	4.00	82,130	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	133,785	6.88	77,835	4.00	97,294	5.00
The bank	132,213	6.79	77,943	4.00	97,429	5.00

NOTE 23.

SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way information about operating segments is reported in annual financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.

The Company provides a broad range of financial products and services, including commercial loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2008 average interest-earning assets were 60.4% loans (corporate lending was 68.9% and real estate lending was 26.2% of total loans, respectively) and 39.6% investment securities and money market investments. There were no industry concentrations (exceeding 10% of loans, gross) in the corporate loan portfolio. Approximately 75% of loans were to borrowers located in the New York metropolitan area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

Recent economic conditions during 2008 and 2009, such as continuing decrease in real estate values, general slowdown in spending and illiquid credit markets, have reduced demands for corporate and real estate lending. As such, it is reasonably possible that the income from corporate and real estate lending segments will decrease significantly from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio to the New York metropolitan area, an adverse change in market conditions in that geographic area could result in a significant decrease in our income from lending segments. Such decrease in income from lending segments, if realized, may have a severe adverse impact on the operations of the Company.

The following table provides certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Year Ended December 31, 2008
Net interest income	$36,637,331	$20,824,171	$26,352,559	$83,814,061
Noninterest income (loss)	22,268,555	8,795,162	(163,610)	30,900,107
Depreciation and amortization	748,548	260,775	3,173	1,012,496
Segment income from continuing operations before income taxes	27,828,533	13,436,132	25,346,848	66,611,513
Segment assets from continuing operations	856,897,771	394,512,922	932,925,075	2,184,335,768

Year Ended December 31, 2007
Net interest income	$27,504,459	$23,119,476	$22,222,765	$72,846,700
Noninterest income	22,954,539	8,875,927	1,623,818	33,454,284
Depreciation and amortization	702,221	364,330	2,577	1,069,128
Segment income from continuing operations before income taxes	19,150,368	14,861,571	23,315,069	57,327,008
Segment loss from discontinued operations before income taxes	(1,306,865)	—	—	(1,306,865)
Segment assets from continuing operations	827,389,487	382,561,159	770,885,839	1,980,836,485

Year Ended December 31, 2006
Net interest income	$35,262,677	$23,421,604	$14,866,157	$73,550,438
Noninterest income	20,339,968	9,913,981	940,376	31,194,325
Depreciation and amortization	628,535	393,063	2,458	1,024,056
Segment income from continuing operations before income taxes	25,227,358	13,517,899	15,492,347	54,237,604
Segment loss from discontinued operations before income taxes	(982,392)	—	—	(982,392)
Segment assets from continuing operations	750,698,220	371,762,040	738,348,258	1,860,808,518
Segment assets from discontinued operations	1,662,697	—	—	1,662,697

The following table sets forth reconciliations of net interest income, noninterest income, pre-tax income from continuing operations and total assets for reportable operating segments to the Company’s consolidated totals:

Years Ended December 31,	2008	2007	2006

Net interest income:
Total for reportable operating segments	$83,814,061	$72,846,700	$73,550,438
Other[1]	869,229	1,037,352	1,039,590

Consolidated net interest income	$84,683,290	$73,884,052	$74,590,028

Noninterest income:
Total for reportable operating segments	$30,900,107	$33,454,284	$31,194,325
Other[1]	2,399,822	1,946,345	2,321,492

Consolidated noninterest income	$33,299,929	$35,400,629	$33,515,817

Income from continuing operations before income taxes:
Total for reportable operating segments	$66,611,513	$57,327,008	$54,237,604
Other[1]	(41,429,409)	(33,372,997)	(27,872,071)

Consolidated income/loss from continuing operations before income taxes	$25,182,104	$23,954,011	$26,365,533

Assets:
Total for reportable operating segments —continuing operations	$2,184,335,768	$1,980,836,485	$1,860,808,518
—discontinued operations	—	—	1,662,697
Other[1]	30,361,801	31,812,298	23,486,071

Consolidated assets	$2,214,697,569	$2,012,648,783	$1,885,957,286

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

NOTE 24.

PARENT COMPANY

CONDENSED BALANCE SHEETS

December 31,	2008	2007

ASSETS
Cash and due from banks—
Banking subsidiary	$54,482,051	$4,336,453
Other banks	31,709	3,730
Interest-bearing deposits—banking subsidiary	3,898,517	15,391,821
Securities available for sale (at fair value)	765,929	248,060
Loans, net of unearned discount	49,692	4,800,250
Investment in subsidiaries—
Banking subsidiary (including goodwill of $21,158,440 in 2008 and 2007)	148,639,495	147,700,620
Other subsidiaries	2,117,248	11,530,711
Cash surrender value of life insurance policies	3,018,972	2,543,321
Other assets	8,652,845	8,444,400

	$221,656,458	$194,999,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$11,731,534	$20,878,494
Due to subsidiaries—
Other subsidiaries	992,254	1,045,327
Accrued expenses and other liabilities	22,678,993	26,231,268
Junior subordinated debt (see Note 11)	25,774,000	25,774,000
Shareholders’ equity	160,479,677	121,070,277

	$221,656,458	$194,999,366

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,	2008	2007	2006

INCOME
Dividends and interest from—
Banking subsidiary	$12,558,395	$10,063,533	$20,088,150
Other subsidiaries	—	—	1,327,891
Loans	150,170	251,868	—
Securities available for sale	65,505	2,068	5,129
Other income	463,078	20,359	1,396

Total income	13,237,148	10,337,828	21,422,566

EXPENSE
Interest expense	2,617,349	3,535,667	4,203,131
Other expenses	3,820,107	3,707,035	5,187,090

Total expense	6,437,456	7,242,702	9,390,221

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	6,799,692	3,095,126	12,032,345
Benefit for income taxes	(2,214,911)	(2,521,438)	(3,424,488)

	9,014,603	5,616,564	15,456,833
Equity in undistributed net income (loss) of—
Banking subsidiary (net of loss on discontinued operations of $-0-, $(126,242) and $(242,803), respectively)	6,965,615	9,432,725	5,202,425
Other subsidiaries (net of loss on discontinued operations of $-0-, $(668,792) and $(9,995,861), respectively)	25,948	(450,417)	(9,899,197)

Net income	$16,006,166	$14,598,872	$10,760,061

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2008	2007	2006

OPERATING ACTIVITIES
Net income	$16,006,166	$14,598,872	$10,760,061
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned compensation	—	—	22,007
Increase in accrued expenses and other liabilities	3,560,644	1,088,062	10,006,962
Equity in undistributed net (income) loss of subsidiaries	(6,991,563)	(8,982,308)	4,696,772
(Increase) Decrease in other assets	(684,096)	348,840	(5,192,190)
Other, net	(886,438)	(249,074)	(339,605)

Net cash provided by operating activities	11,004,713	6,804,392	19,954,007

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits—banking subsidiary	11,493,304	14,975,194	(29,725,025)
Purchase of securities available for sale	(786,071)	(191,635)	—
Increase (Decrease) in loans	4,750,558	—	(4,800,250)
(Decrease) Increase in due to subsidiaries, net	(53,073)	49,457	933
Cash transferred on dissolution of subsidiary	1,996,267	—	—
Decrease in due from subsidiaries, net	—	—	66,318,091
Capital contributed to subsidiaries	—	—	(15,181,649)

Net cash provided by investing activities	17,400,975	14,833,016	16,612,100

FINANCING ACTIVITIES
Net decrease in commercial paper	(9,146,960)	(6,683,073)	(10,629,449)
Cash dividends paid on common shares	(13,674,480)	(13,755,127)	(14,216,097)
Proceeds from exercise of stock options	2,589,329	798,117	1,338,013
Purchase of treasury shares	—	(13,621,660)	(5,831,017)
Proceeds from issuance of preferred stock and warrant to purchase common stock	42,000,000	—	—

Net cash provided by (used in) financing activities	21,767,889	(33,261,743)	(29,338,550)

Net increase (decrease) in cash and due from banks	50,173,577	(11,624,335)	7,227,557
Cash and due from banks—beginning of year	4,340,183	15,964,518	8,736,961

Cash and due from banks—end of year	$54,513,760	$4,340,183	$15,964,518

Supplemental disclosure of cash flow information:
Interest paid	$2,734,303	$3,493,180	$4,233,098
Income taxes paid	9,178,127	2,082,983	3,175,881

NOTE 25.

COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $5,351,538, $4,783,441 and $4,833,664 for the years ended December 31, 2008, 2007 and 2006, respectively, which are net of rental income for a sublease of $204,129, $192,777 and $190,702 for the years ended December 31, 2008, 2007 and 2006, respectively.

The future minimum rental commitments as of December 31, 2008 under noncancelable leases follow:

Year(s)	Rental Commitments

2009	$3,904,784
2010	3,004,127
2011	2,339,526
2012	2,205,190
2013	2,183,965
2014 and thereafter	5,533,450

Total	$19,171,042

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

Loan commitments, approximately 86% of which have an original maturity of one year or less, were approximately $23,304,000 as of December 31, 2008. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FIN No. 45, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2008, these commitments totaled $31,020,931 of which $22,428,828 expire within one year and $8,592,103 within two years. Approximately 72% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2008 ranged from 0% to 100%; the average amount collateralized was approximately 93%.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

NOTE 26.

QUARTERLY DATA (UNAUDITED)

2008 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income[1]	$29,769,386	$29,712,539	$29,979,962	$28,609,397
Total interest expense[1]	9,933,968	8,241,446	8,279,086	6,933,494
Net interest income[1]	19,835,418	21,471,093	21,700,876	21,675,903
Provision for loan losses[1]	1,950,000	2,200,000	1,950,000	2,225,000
Net securities (losses)/gains[1]	—	(506,800)	(1,176,824)	—
Noninterest income, excluding securities (losses)/gains[1]	8,671,884	9,079,093	8,419,464	8,813,112
Noninterest expenses[1]	20,166,546	21,129,655	21,676,841	21,503,073
Income from continuing operations, net of tax	4,001,891	4,170,067	3,785,503	4,048,705
Net income	4,001,891	4,170,067	3,785,503	4,048,705
Income from continuing operations, net of tax, per average common share:
Basic	0.22	0.23	0.21	0.22
Diluted	0.22	0.23	0.21	0.22
Net income per average common share:
Basic	0.22	0.23	0.21	0.22
Diluted	0.22	0.23	0.21	0.22
Common stock closing price:
High	17.38	17.00	18.37	15.71
Low	11.93	11.74	10.36	10.54
Quarter-end	15.58	11.96	14.75	14.20

2007 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income[1]	$29,106,829	$29,927,964	$31,237,033	$31,172,195
Total interest expense[1]	11,603,823	11,720,140	12,142,153	12,093,853
Net interest income[1]	17,503,006	18,207,824	19,094,880	19,078,342
Provision for loan losses[1]	1,250,000	1,078,332	2,125,000	1,399,998
Net securities (losses)/gains[1]	—	(2,001)	(1,075)	191,442
Noninterest income, excluding securities (losses)/gains[1]	9,182,841	8,916,914	7,768,561	9,343,947
Noninterest expenses[1]	19,637,676	20,093,555	19,371,491	20,374,617
Income from continuing operations, net of tax	3,571,673	3,791,438	3,841,057	4,189,738
(Loss)/income from discontinued operations, net of tax	(91,971)	71,252	(774,315)	—
Net income	3,479,702	3,862,690	3,066,742	4,189,738
Income from continuing operations, net of tax, per average common share:
Basic	0.19	0.20	0.21	0.23
Diluted	0.19	0.20	0.21	0.23
Net income per average common share:
Basic	0.19	0.21	0.17	0.23
Diluted	0.18	0.20	0.17	0.23
Common stock closing price:
High	19.75	18.15	16.12	15.15
Low	17.55	15.24	13.65	11.81
Quarter-end	18.10	16.03	14.00	13.64

[1] Continuing operations.

NOTE 27.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sterling Bancorp:

We have audited the accompanying consolidated balance sheets of Sterling Bancorp and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008 and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 and the financial position of Sterling National Bank and subsidiaries as of December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 27 to the consolidated financial statements, in 2006 the Company adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 13, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sterling Bancorp:

We have audited Sterling Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sterling Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Bancorp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and the consolidated statements of condition of Sterling National Bank and subsidiaries as of December 31, 2008 and 2007, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 13, 2009

(d) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure beginning on page 22 at the end of Part I of this report. The other information required by Item 10 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2008 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2008 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information appearing in Note 17 of the Company’s consolidated financial statements beginning on page 74.

The following table provides information as of December 31, 2008, regarding securities issued to all of the Company’s employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2008, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	765,236	$15.05	534,099
Equity Compensation Plans not approved by security holders	—	—	—

Total	765,236	$15.05	534,099

The other information required by Item 12 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2008 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2008 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2008 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

1.	Financial Statements
Sterling Bancorp
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Sterling National Bank
Consolidated Statements of Condition as of December 31, 2008 and 2007

2.	Financial Statement Schedules

None

3.	Exhibits

3.	(i)	Restated Certificate of Incorporation filed with the State of New York Department of State on October 28, 2004.

	(ii)	Certificate of Amendment of Certificate of Incorporation filed with the New York Department of State on December 18, 2008.

	(iii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3(ii) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

4.	(a)

Pursuant to Regulation S-K, Item 601(b)(4) (iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(b)

Warrant to Purchase up to 516,817 shares of Common Stock (Filed as Exhibit 3.2 to the Registrant’s Form 8-K dated December 23, 2008 and filed on December 30, 2008 and incorporated herein by reference).

10.	(i)(A)

Sterling Bancorp Stock Incentive Plan (Amended and Restated as of May 20, 2004) (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(B)	Form of Award Letter for Non-Employee Directors (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(C)	Form of Award Letter for Officers (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(D)	Form of Nonqualified Stock Option Award (Filed as Exhibit 10(A) to the Registrant’s Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

	(i)(E)	Form of Award Letter for Officers (Filed as Exhibit 10(i)(E) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

	(i)(F)	Amendment to Sterling Bancorp Stock Incentive Plan (Filed as Exhibit 10(i)(F) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(ii)(A)

Sterling Bancorp Key Executive Incentive Bonus Plan (Filed as Exhibit C to the Registrant’s definitive Proxy Statement, dated March 13, 2001, filed on March 16, 2001 and incorporated herein by reference).

(ii)(B)

Amendment to Sterling Bancorp Key Executive Incentive Bonus Plan (Filed as Exhibit 10(ii) (B) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

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

(iii)(F)

Amendments to Employment Agreements dated March 15, 2007 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(F)(a) and 10(iii)(F)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

(iii)(G)

Amendments to Employment Agreements dated March 13, 2008 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(G)(a) and 10(iii)(G)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

(iii)(H)

Amendments dated December 29, 2008 to Employment Agreements (a) For Louis J. Cappelli and (b) For John C. Millman (Filed as Exhibit 10(iii)(H) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(iii)(I)	Amendments to Employment Agreements dated March 12, 2009:
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

(iv)(F)

Form of Change of Control Severance and Retention Agreement, dated as of September 7, 2006, entered into between the Registrant and one officer (Filed as Exhibit 10(iv)(F) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

(iv)(G)

Form of Amendment dated December 29, 2008 to Form of Change in Control Severance Agreement between the Company and each of three executives (Filed as Exhibit 10(iv)(G) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(iv)(H)

Form of Amendment dated December 29, 2008 to Form of Change in Control Severance and Retention Agreement between the Company and each of six executives (Filed as Exhibit 10(iv)(H) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(v)(A)

Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury (Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated December 23, 2008 and filed on December 30, 2008 and incorporated herein by reference).

(v)(B)

Form of Waiver, executed by each of Louis J. Cappelli, John C. Millman, John W. Tietjen, Howard M. Applebaum and Eliot Robinson (Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated December 23, 2008 and filed on December 30, 2008 and incorporated herein by reference).

(v)(C)

Form of Letter Agreement, executed by each of Louis J. Cappelli, John C. Millman, John W. Tietjen, Howard M. Applebaum and Eliot Robinson (Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated December 23, 2008 and filed on December 30, 2008 and incorporated herein by reference).

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

March 13, 2009

Date

/s/ John W. Tietjen

John W. Tietjen, Executive Vice President
(Principal Financial and Accounting Officer)

March 13, 2009

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 13, 2009	/s/ Louis J. Cappelli

(Date)	Louis J. Cappelli
Director, Chairman and
Chief Executive Officer
(Principal Executive Officer)

March 13, 2009	/s/ John W. Tietjen

(Date)	John W. Tietjen
Executive Vice President
(Principal Financial and Accounting Officer)

March 13, 2009	/s/ John C. Millman

(Date)	John C. Millman
Director

March 13, 2009	/s/ Joseph M. Adamko

(Date)	Joseph M. Adamko
Director

March 13, 2009	/s/ Henry J. Humphreys

(Date)	Henry J. Humphreys
Director

March 13, 2009	/s/ Robert W. Lazar

(Date)	Robert W. Lazar
Director

March 13, 2009	/s/ Eugene T. Rossides

(Date)	Eugene T. Rossides
Director

EXHIBIT INDEX

3.	(i)	Restated Certificate of Incorporation filed with the State of New York Department of State on October 28, 2004.

3.	(ii)	Certificate of Amendment of Certificate of Incorporation filed with the State of New York Department of State on December 18, 2008.

10.	(iii)(I)	Amendments to Employment Agreements dated March 12, 2009:

(a) For Louis J. Cappelli

(b) For John C. Millman

11.		Statement re: Computation of Per Share Earnings.

12.		Statement re: Computation of Ratios.

21.		Subsidiaries of the Registrant.

23.		Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.		Rule 13a-14(a) Certifications.

32.		Section 1350 Certifications.