Form 10-Q
period 2009-03-31
STERLING BANCORP
filed 2009-05-11
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________________________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 30, 2009 there were 18,106,491 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

SIGNATURES		40

EXHIBIT INDEX

Exhibit 11	Statement Re: Computation of Per Share Earnings	42

Exhibit 31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a)	43

Exhibit 31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a)	44

Exhibit 32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	45

Exhibit 32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	46

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Cash and due from banks	$30,634,599	$31,832,283
Interest-bearing deposits with other banks	15,613,603	13,948,585

Securities available for sale (at estimated fair value; pledged: $221,652,343 in 2009 and $334,047,579 in 2008)	355,128,479	505,761,599
Securities held to maturity (pledged: $205,654,815 in 2009 and $206,725,910 in 2008) (estimated fair value: $313,729,633 in 2009 and $305,628,293 in 2008)	306,104,765	301,127,010

Total investment securities	661,233,244	806,888,609

Loans held for sale	44,830,006	23,403,122

Loans held in portfolio, net of unearned discounts	1,185,223,591	1,221,542,912
Less allowance for loan losses	17,157,632	16,009,938

Loans, net	1,168,065,959	1,205,532,974

Customers’ liability under acceptances	229,746	95,076
Goodwill	22,900,912	22,900,912
Premises and equipment, net	10,327,416	10,668,024
Other real estate	1,422,598	1,543,913
Accrued interest receivable	7,037,524	8,916,863
Cash surrender value of life insurance policies	46,926,090	45,845,062
Other assets	117,949,488	43,122,146

	$2,127,171,185	$2,214,697,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$484,199,703	$501,542,802
Savings, NOW and money market deposits	565,843,092	564,205,277
Time deposits	322,363,561	329,034,026

Total deposits	1,372,406,356	1,394,782,105

Securities sold under agreements to repurchase - customers	43,584,489	44,334,121
Federal funds purchased	45,000,000	131,000,000
Commercial paper	11,381,644	11,731,534
Short-term borrowings - FHLB	—	75,000,000
Short-term borrowings - FRB	210,000,000	100,000,000
Short-term borrowings - other	3,353,719	1,337,749
Long-term borrowings - FHLB	150,000,000	150,000,000
Long-term borrowings - subordinated debentures	25,774,000	25,774,000

Total borrowings	489,093,852	539,177,404

Acceptances outstanding	229,746	95,076
Accrued interest payable	1,956,126	2,046,386
Accrued expenses and other liabilities	104,325,576	118,116,921

Total liabilities	1,968,011,656	2,054,217,892

Shareholders’ equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 shares, respectively	39,757,516	39,440,122
Common stock, $1 par value. Authorized 50,000,000 shares; issued 22,226,425 and 22,202,419 shares, respectively	22,226,425	22,202,419
Warrants to purchase common stock	2,615,392	2,615,392
Capital surplus	178,634,411	178,416,847
Retained earnings	18,642,547	19,087,896
Accumulated other comprehensive loss	(17,548,863)	(16,259,035)
Common shares in treasury at cost, 4,119,934 and 4,107,191 shares, respectively	(85,167,899)	(85,023,964)

Total shareholders’ equity	159,159,529	160,479,677

	$2,127,171,185	$2,214,697,569

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008

INTEREST INCOME
Loans	$17,552,200	$20,820,543
Investment securities Available for sale	5,494,924	4,711,885
Held to maturity	3,533,968	4,225,322
Deposits with other banks	10,314	11,636

Total interest income	26,591,406	29,769,386

INTEREST EXPENSE
Deposits
Savings, NOW and money market	1,125,444	1,609,807
Time	2,165,962	5,338,231
Securities sold under agreements to repurchase
- customers	115,525	646,047
- dealers	—	316,891
Federal funds purchased	33,647	361,622
Commercial paper	22,893	194,551
Short-term borrowings - FHLB	10,556	214,924
Short-term borrowings - FRB	99,027	—
Short-term borrowings - other	592	14,142
Long-term borrowings - FHLB	1,122,502	714,315
Long-term borrowings - subordinated debentures	523,438	523,438

Total interest expense	5,219,586	9,933,968

Net interest income	21,371,820	19,835,418
Provision for loan losses	6,200,000	1,950,000

Net interest income after provision for loan losses	15,171,820	17,885,418

Total noninterest income	10,798,239	8,671,884

Total noninterest expenses	20,051,706	20,166,546

Income from continuing operations before income taxes	5,918,353	6,390,756
Provision for income taxes	2,305,790	2,388,865

Net income	3,612,563	4,001,891

Dividends on preferred shares and accretion	842,394	—

Net income available to common shareholders	$2,770,169	$4,001,891

Average number of common shares outstanding
Basic	18,098,521	17,870,084
Diluted	18,275,310	18,069,171

Net income, per average common share
Basic	$0.20	$0.22
Diluted	0.20	0.22

Net income available to common shareholders, per average common share
Basic	0.15	0.22
Diluted	0.15	0.22

Dividends per common share	0.19	0.19

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net Income	$3,612,563	$4,001,891

Other comprehensive (loss) income, net of tax:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities and other investments arising during the year	21,209	1,355,072

Reclassification adjustment for gains included in net income	(1,674,246)	—
Reclassification adjustment for amortization of:
Prior service cost	9,090	9,126
Net actuarial losses	354,119	230,374

Other comprehensive (loss) income	(1,289,828)	1,594,572

Comprehensive income	$2,322,735	$5,596,463

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Preferred Stock
Balance at January 1,	$39,440,122	$—
Discount accretion	317,394	—

Balance at March 31,	$39,757,516	$—

Common Stock
Balance at January 1,	$22,202,419	$21,278,531
Common shares issued under stock incentive plan	24,006	534,600

Balance at March 31,	$22,226,425	$21,813,131

Warrants to Purchase Common Stock Balance at January 1, and March 31,	$2,615,392	$—

Capital Surplus
Balance at January 1,	$178,416,847	$168,868,895
Common shares issued under stock incentive plan and related tax benefits	184,606	5,731,034
Stock option compensation expense	32,958	—

Balance at March 31,	$178,634,411	$174,599,929

Retained Earnings
Balance at January 1,	$19,087,896	$17,537,732
Adjustment upon adoption of EITF 06-4 effective January 1, 2008	—	(726,008)

Balance at January 1, as adjusted	19,087,896	16,811,724
Net income	3,612,563	4,001,891
Cash dividends paid - preferred shares	(303,333)	—
Cash dividends paid - common shares	(3,437,185)	(3,409,469)
Discount accretion on series A preferred stock	(317,394)	—

Balance at March 31,	$18,642,547	$17,404,146

Accumulated Other Comprehensive Loss
Balance at January 1,	$(16,259,035)	$(10,811,811)
Other comprehensive (loss) income, net of tax	(1,289,828)	1,594,572

Balance at March 31,	$(17,548,863)	$(9,217,239)

Treasury Stock
Balance at January 1,	$(85,023,964)	$(75,803,070)
Surrender of shares issued under stock incentive plan	(143,935)	(5,218,132)

Balance at March 31,	$(85,167,899)	$(81,021,202)

Total Shareholders’ Equity
Balance at January 1,	$160,479,677	$121,070,277
Net changes during the period	(1,320,148)	2,508,488

Balance at March 31,	$159,159,529	$123,578,765

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Operating Activities
Net Income	$3,612,563	$4,001,891

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,200,000	1,950,000
Depreciation and amortization of premises and equipment	589,705	645,536
Securities gains	(3,065,262)	—
Income from life insurance policies, net	(323,299)	(52,568)
Deferred income tax (benefit) provision	(1,126,773)	789,173
Proceeds from sale of loans	139,641,868	108,453,184
Gains on sales of loans, net	(2,104,605)	(2,498,588)
Originations of loans held for sale	(158,964,147)	(106,844,434)
Amortization of premiums on securities	316,799	88,764
Accretion of discounts on securities	(159,102)	(226,179)
Decrease (Increase) in accrued interest receivable	1,879,339	(1,086,526)
(Decrease) Increase in accrued interest payable	(82,888)	424,885
(Decrease) Increase in accrued expenses and other liabilities	(13,133,742)	8,075,428
Increase in other assets	(593,335)	(5,524,731)
Loss on other real estate owned	2,327	227,668
Other, net	—	304,509

Net cash (used in) provided by operating activities	(30,923,115)	4,726,121

Investing Activities
Purchase of premises and equipment	(249,097)	(242,630)
Net (increase) decrease in interest-bearing deposits with other banks	(1,665,018)	301,945
Net decrease in loans held in portfolio	31,147,489	31,295,820
Decrease in other real estate	238,514	221,169
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	15,859,645	13,354,576
Purchases of securities - held to maturity	(20,852,059)	—
Proceeds from calls/sale of securities - available for sale	130,612,511	—
Proceeds from prepayments, redemptions or maturities of securities - available for sale	13,843,414	86,639,386
Purchases of securities - available for sale	(66,720,347)	(232,434,844)

Net cash provided by (used in) investing activities	102,215,052	(100,864,578)

Financing Activities
Net decrease in noninterest-bearing demand deposits	(17,343,099)	(41,042,873)
Net increase (decrease) in savings, NOW and money market deposits	1,637,815	(1,377,101)
Net (decrease) increase in time deposits	(6,670,465)	10,468,685
Decrease in Federal funds purchased	(86,000,000)	(20,000,000)
Net (decrease) increase in securities sold under agreement to repurchase	(749,632)	23,013,261
Net increase in commercial paper and other short-term borrowings	36,666,080	838,332
Increase in long-term borrowings	—	110,000,000
Proceeds from exercise of stock options	97,635	266,573
Cash dividends paid on preferred stock	(303,333)	—
Cash dividends paid on common stock	(3,437,185)	(3,409,469)

Net cash (used in) provided by financing activities	(76,102,184)	78,757,408

Net decrease in cash and due from banks	(1,197,684)	(13,379,158)
Cash and due from banks - beginning of period	31,832,283	66,412,612

Cash and due from banks - end of period	$30,634,599	$53,033,454

Supplemental disclosures:
Interest paid	$5,302,474	$9,509,083
Income taxes paid	3,161,255	4,864,932
Loans held for sale transferred to portfolio	—	1,646,363
Loans transferred to other real estate	119,526	964,606
Due from brokers on sale of securities - AFS	73,360,575	—

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended March 31, 2009 and 2008 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Use of Estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary.

Fair Value Measurements. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements (See Note 8 - Fair Value Measurements). The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 1, 2008 but did not elect the fair value option for any of its financial assets or financial liabilities.

Note 2. Loans

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31, 2009	December 31, 2008

Loans held for sale, net of valuation reserve ($-0- at March 31, 2009 and at December 31, 2008)
Real estate-residential mortgage	$44,830,006	$23,403,122

Loans held in portfolio
Commercial and industrial	$525,519,015	$544,134,205
Lease financing	278,943,995	290,656,147
Factored receivables	104,885,457	115,801,317
Real estate-residential mortgage	145,436,632	142,134,955
Real estate-commercial mortgage	95,725,505	96,883,251
Real estate-construction and land development	25,669,705	25,249,385
Installment	19,042,940	18,958,613
Loans to depository institutions	25,000,000	25,000,000

Loans held in portfolio, gross	1,220,223,249	1,258,817,873
Less unearned discounts	34,999,658	37,274,961

Loans held in portfolio, net of unearned discounts	$1,185,223,591	$1,221,542,912

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Investment Securities

Information regarding sales and/or calls of the available for sale securities is as follows:

	Three Months Ended March 31,

	2009	2008

Proceeds	$203,973,086	$—
Gross gains	3,065,262	—
Gross losses	—	—

There were no sales and/or calls of held to maturity securities in 2009 or 2008.

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank of New York and/or the Federal Reserve Bank of New York, and/or other purposes required or permitted by law.

Note 4. Noninterest income and expenses

The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended March 31,

	2009	2008

Noninterest Income
Accounts receivable management/factoring commissions and other fees	$3,242,631	$3,564,704
Service charges on deposit accounts	1,382,870	1,351,598
Other customer related service charges and fees	679,506	675,126
Mortgage banking income	2,105,974	2,498,588
Trust fees	139,080	135,280
Income from life insurance policies	259,144	269,247
Securities gains	3,065,262	—
Losses on sales of other real estate owned, net	(2,327)	(227,668)
Other income	(73,901)	405,009

Total noninterest income	$10,798,239	$8,671,884

Noninterest Expenses
Salaries	$9,988,901	$9,348,662
Employee benefits	2,677,439	2,835,722

Total personnel expense	12,666,340	12,184,384
Occupancy and equipment expenses, net	2,671,901	3,009,642
Advertising and marketing	653,852	634,954
Professional fees	1,123,110	1,363,703
Communications	431,242	455,876
Deposit insurance	351,245	84,067
Other expenses	2,154,016	2,433,920

Total noninterest expense	$20,051,706	$20,166,546

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 5. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended March 31,

	2009	2008

Service cost	$390,963	$496,234
Interest cost	580,017	752,180
Expected return on plan assets	(446,284)	(647,686)
Amortization of prior service cost	16,643	16,643
Recognized actuarial loss	648,332	420,129

Net periodic benefit cost	$1,189,671	$1,037,500

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $2,000,000 to the defined benefit pension plan in 2009. No contribution has been made as of March 31, 2009.

Note 6. Income Taxes

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal tax returns for the years 2002 through 2004 and has issued a report disallowing certain bad debt deductions arising from the worthlessness of loans made to customers. The Company, assisted by outside counsel, is preparing a written protest which will vigorously challenge all of the IRS findings and the Company will exercise its right to a conference with the Appeals Office of the IRS to discuss the issues and arguments raised in the Company’s protest. The Company and its outside counsel believe that the bad debt deductions were proper and that the position of the IRS is unsupportable as a matter of fact and law.

Note 7. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2009 year-to-date average interest-earning assets were 60.8% loans (corporate lending was 67.9% and real estate lending was 27.1% of total loans, respectively) and 39.2% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 73% of loans are to borrowers located in the metropolitan New York area. In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments for the three month periods ended March 31, 2009 and 2008:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended March 31, 2009
Net interest income	$8,469,680	$4,847,677	$7,880,255	$21,197,612
Noninterest income	5,093,502	2,124,800	3,180,067	10,398,369
Depreciation and amortization	175,884	38,254	793	214,931
Segment income before income taxes	5,544,255	4,153,111	10,246,478	19,943,844
Segment assets	799,842,220	418,430,722	879,795,116	2,098,068,058

Three Months Ended March 31, 2008
Net interest income	$8,064,293	$5,346,708	$6,172,613	$19,583,614
Noninterest income	5,246,676	2,355,858	560,333	8,162,867
Depreciation and amortization	192,394	90,088	793	283,275
Segment income before income taxes	8,179,685	2,709,249	6,354,537	17,243,471
Segment assets	797,212,345	383,301,919	893,886,384	2,074,400,648

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended March 31,

	2009	2008

Net interest income:
Total for reportable operating segments	$21,197,612	$19,583,614
Other [1]	174,208	251,804

Consolidated net interest income	$21,371,820	$19,835,418

Noninterest income:
Total for reportable operating segments	$10,398,369	$8,162,867
Other [1]	399,870	509,017

Consolidated noninterest income	$10,798,239	$8,671,884

Income before taxes:
Total for reportable operating segments	$19,943,844	$17,243,471
Other [1]	(14,025,491)	(10,852,715)

Consolidated income before income taxes	$5,918,353	$6,390,756

Assets:
Total for reportable operating segments	$2,098,068,058	$2,074,400,648
Other [1]	29,103,127	30,956,298

Consolidated assets	$2,127,171,185	$2,105,356,946

[1]	Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 - Accumlated Other Comprehensive Income

Information related to the components of accumlated other comprehensive income is as follows with related tax effects:

	Three Months Ended March 31,

	2009	2008

Other Comprehensive (Loss)/Income Unrealized holding gains/(losses)on securities, arising during the period:
Before tax	$39,003	$2,471,226
Tax effect	(17,794)	(1,116,154)

Net of tax	21,209	1,355,072

Reclassification adjustment for securities gains included in net income:
Before tax	(3,065,262)	—
Tax effect	1,391,016	—

Net of tax	(1,674,246)	—

Reclassification adjustment for amortization of prior service cost:
Before tax	16,643	16,643
Tax effect	(7,553)	(7,517)

Net of tax	9,090	9,126

Reclassification adjustment for amortization of net actuarial losses:
Before tax	648,332	420,130
Tax effect	(294,213)	(189,756)

Net of tax	354,119	230,374

Other comprehensive (loss) income	$(1,289,828)	$1,594,572

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008. In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, the Company delayed application of SFAS No. 157 for certain non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures regarding fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets or liabilities, (2) significant other observable inputs and (3) significant unobservable inputs.

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

•

Level 2 Inputs - Inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. Examples of financial instruments generally included in this level are corporate debt, mortgage-backed certificates issued by U.S. government corporations and government sponsored enterprises, equity securities that trade in less active markets and certain derivative instruments.

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

In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily use as inputs, observable market-based parameters. Fair value of loans held for sale is based upon internally developed models that primarily use as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Interest rate floor contract. The value of the interest rate floor derivative contract was determined by reference to quotes from an independent broker.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$3,419,447	$342,129,332	$—	$345,548,779
Other investments	6,280,056	3,381,664	—	9,661,720

December 31, 2008

Securities available for sale	$4,266,403	$488,540,496	$—	$492,806,899
Other investments	7,265,882	3,116,085	—	10,381,967

Certain financial assets and financial liabilities, including impaired, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes financial assets measured at fair value on a non-recurring basis:

	March 31,	December 31,
	2009	2008

Impaired loans Period end based on significant unobservable (Level 3) inputs	$2,007,677	$3,918,144

In accordance with the provisions of SFAS No.65, Accounting for Certain Mortgage Banking Activities, mortgage loans held for sale with a carrying amount $1,037,494 were written down to their fair value of $774,693, resulting in a loss of $262,801, which was included in earnings for the period.

Note 10. New Accounting Standards

SFAS No. 161. Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No.161 was adopted by the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following Staff Positions:

FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP SFAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of this FSP may have on the Company’s financial statements.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009. As this FSP amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this FSP is not expected to affect the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, Recognition and presentation of Other-than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of this FSP may have on the Company’s financial statements.

FSP SFAS 141R-1, Accounting for Assets acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of Loss. FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose and estimate the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank (the “bank”). Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.

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

For the three months ended March 31, 2009, the bank’s average earning assets represented approximately 99.8% of the Company’s average earning assets. Loans represented 60.7% and investment securities represented 38.6% of the bank’s average earning assets for the first quarter of 2009.

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

Comparison of the Three Months Ended March 31, 2009 and 2008

The Company reported net income for the three months ended March 31, 2009 of $3.6 million, representing $0.20 per share calculated on a diluted basis, compared to $4.0 million, or $0.22 per share calculated on a diluted basis, for the first quarter of 2008. This decrease reflects a higher provision for loan losses partially offset by increases in net interest income and noninterest income and lower noninterest expenses and the provision for income taxes. After dividends on preferred shares and accretion, net income available to common shareholders for the first quarter of 2009 was $2.8 million, representing $0.15 per share calculated on a diluted basis.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $21.5 million for the first quarter of 2009 compared to $20.0 million for the 2008 period. Net interest income benefitted from higher average investment securities and loan balances, lower interest-bearing deposit balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and investment securities and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.50% for the first quarter of 2009 compared to 4.39% for the 2008 period. The net interest margin was impacted by the lower interest rate environment in 2009, the lower level of noninterest-bearing demand deposits and the effect of higher average investment securities and loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $26.7 million for the first quarter of 2009, down $3.1 million from the 2008 period. The tax-equivalent yield on interest-earning assets was 5.63% for the first quarter of 2009 compared to 6.65% for the 2008 period.

Interest earned on the loan portfolio decreased to $17.6 million for the first quarter of 2009 from $20.8 million the prior year period. Average loan balances amounted to $1,180.2 million, an increase of $75.7 million from an average of $1,104.5 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.2 million increase in interest earned on loans. The decrease in the yield on the loan portfolio to 6.19% for the first quarter of 2009 from 7.80% for the 2008 period was primarily attributable to the lower interest rate environment in 2009 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $9.2 million for the first quarter of 2009 from $9.1 million in the prior year period. Average outstandings increased to $750.3 million (38.6% of average earning assets) for the first quarter of 2009 from $720.5 million (39.4% of average earning assets) in the prior year period. The average life of the securities portfolio was approximately 4.6 years at March 31, 2009 compared to 7.4 years at March 31, 2008.

Total interest expense decreased by $4.7 million for the first quarter of 2009 from $9.9 million for the 2008 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower interest-bearing deposit balance partially offset by the impact of higher borrowed funds balances.

Interest expense on deposits decreased to $3.3 million for the first quarter of 2009 from $6.9 million for the 2008 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 1.46%, which was 129 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2009. Average interest-bearing deposits were $911.8 million for the first quarter of 2009 compared to $1,016.3 million for the prior year period, reflecting the Company’s strategy to reduce reliance on higher-priced certificates of deposit.

Interest expense on borrowings decreased to $1.9 million for the first quarter of 2009 from $3.0 million for the 2008 period, primarily due to lower rates paid for borrowed funds partially offset by an increase in average balances. The average rate paid for borrowed funds was 1.64%, which was 199 basis points lower than the prior year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2009. Average borrowings increased to $476.8 million for the first quarter of 2009 from $330.5 million in the prior year period, reflecting greater reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 24), the provision for loan losses for the first quarter of 2009 was $6.2 million, compared to $2.0 million for the prior year period. Factors affecting the larger provision for the first quarter of 2009 included further deterioration of economic conditions during the quarter, a $3.5 million increase in net charge-offs, a $9.7 million increase in nonaccrual loans, and growth in the loan portfolio.

Noninterest Income

Noninterest income increased to $10.8 million for the first quarter of 2009 from $8.7 million in the 2008 period. The increase principally resulted from greater securities gains and lower losses on sales of other real estate owned partially offset by lower income related to accounts receivable management and factoring services and reduced mortgage banking income. In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $93.4 million of securities with a weighted average life of approximately 4 years. The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years. Commissions and other fees earned from accounts receivable management and factoring services were lower due to reduced volume of billing by clients providing temporary staffing. Mortgage banking income was negatively affected by lower yield due to the mix of loans sold, the impact of which was only partially offset by increased volume.

Noninterest Expenses

Noninterest expenses for the first quarter of 2009 decreased $0.1 million when compared to the 2008 period reflecting management expense control efforts. The decrease was primarily due to lower occupancy and equipment expenses, employee benefits and professional fees. These decreases were partially offset by higher salaries primarily due to increased sales personnel and normal salary adjustments and higher deposit insurance costs.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2009 decreased to $2.3 million from $2.4 million for the first quarter of 2008. The decrease was primarily due to the lower level of pre-tax income in the 2009 period.

BALANCE SHEET ANALYSIS

Securities

At March 31, 2009, the Company’s portfolio of securities totaled $661.2 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $592.8 million, which is approximately 89.7% of the total. The Company has the intent and ability to hold to maturity securities classified as “held to maturity.” These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $8.0 million and $0.3 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at estimated fair value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $4.8 million and gross unrealized losses of $4.3 million. After reviewing all investment securities the Company holds in order to determine if the decline in the fair value of any security appears to be other-than-temporary, management expects to realize all of its investment upon the maturity of such instruments and, thus, believes that any fair value impairment is temporary. Management has made an evaluation that the Company has the ability to hold securities with unrealized losses until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment.

In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $93.4 million of securities with a weighted average life of approximately 4 years. The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield
March 31, 2009	AFS	HTM	AFS		HTM

Mortgage-backed securities	3.5 Years	3.2 Years	4.45%		4.43%
Agency notes (with original call dates ranging between 3 and 36 months)	8.2 Years	1.3 Years	4.69%		5.28%
Obligations of state and political subdivisions	6.6 Years	14.5 Years	6.07	% [1]	6.17	% [1]

(1) tax equivalent

The following table presents information regarding securities available for sale:

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$8,770,177	$345,098	$—	$9,115,275
CMO’s (Federal Home Loan Mortgage Corporation)	22,275,200	730,814	—	23,006,014
CMO’s (Government National Mortgage Association)	5,977,794	—	148,779	5,829,015
Federal National Mortgage Association	43,342,805	1,398,892	—	44,741,697
Federal Home Loan Mortgage Corporation	30,961,196	550,275	—	31,511,471
Government National Mortgage Association	20,230,827	558,479	3,054	20,786,252

Total mortgage-backed securities	131,557,999	3,583,558	151,833	134,989,724

Agency Notes
Federal National Mortgage Association	20,000,000	40,625	—	20,040,625
Federal Home Loan Bank	103,187,801	356,366	660,633	102,883,534
Federal Farm Credit Bank	35,000,000	60,938	168,750	34,892,188

Total obligations of U.S. government corporations and government sponsored enterprises	289,745,800	4,041,487	981,216	292,806,071

Obligations of state and political institutions	23,048,630	620,754	187,166	23,482,218
Trust preferred securities	5,369,714	56,800	2,069,551	3,356,963
Corporate debt securities	20,877,655	30,560	1,050,547	19,857,668
Other debt securities	5,994,458	—	11,083	5,983,375
Other securities	54,442	8,042	—	62,484

Total marketable securities	345,090,699	4,757,643	4,299,563	345,548,779
Federal Reserve Bank stock	1,130,700	—	—	1,130,700
Federal Home Loan Bank stock	8,199,000	—	—	8,199,000
Other securities	250,000	—	—	250,000

Total	$354,670,399	$4,757,643	$4,299,563	$355,128,479

The following table presents information regarding securities held to maturity:

March 31, 2009	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$12,057,014	$350,294	$—	$12,407,308
CMO’s (Federal Home Loan Mortgage Corporation)	19,904,630	589,897	299	20,494,228
Federal National Mortgage Association	134,070,736	4,281,564	6,698	138,345,602
Federal Home Loan Mortgage Corporation	91,865,807	1,977,666	120,231	93,723,242
Government National Mortgage Association	7,104,546	430,818	—	7,535,364

Total mortgage-backed securities	265,002,733	7,630,239	127,228	272,505,744

Agency Notes
Federal Home Loan Bank	20,000,000	275,000	—	20,275,000
Federal Home Loan Mortgage Corporation	15,000,000	23,520	199,880	14,823,640

Total obligations of U.S. government corporations and government sponsored enterprises	300,002,733	7,928,759	327,108	307,604,384
Obligations of state and political institutions	5,852,032	29,105	5,888	5,875,249
Debt securities issued by foreign governments	250,000	—	—	250,000

Total	$306,104,765	$7,957,864	$332,996	$313,729,633

The Company invests principally in obligations of U.S. government corporations and government sponsored enterprises and other investment-grade securities. The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes. The Company determined that it has the ability to hold its investments until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment.

Loan Portfolio

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 51% of all loans. Loans in this category are typically made to small- and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 23% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 20% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31,

	2009		2008

		($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$523,603	42.57%	$512,376	43.51%
Lease financing receivables	246,052	20.00	254,885	21.64
Factored receivables	104,693	8.51	92,876	7.89
Real estate – residential mortgage	190,267	15.47	152,702	12.97
Real estate – commercial mortgage	95,726	7.78	98,268	8.34
Real estate – construction and land development	25,670	2.09	34,574	2.94
Installment – individuals	19,043	1.55	11,956	1.01
Loans to depository institutions	25,000	2.03	20,000	1.70

Loans, net of unearned discounts	$1,230,054	100.00%	$1,177,637	100.00%

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company’s portfolio of loans may increase. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depend on current and expected economic conditions, the financial condition of borrowers, the realization of collateral and the credit management process.

During the first quarter of 2009, conditions across many segments of the economy continued to deteriorate, adversely affecting the financial condition of our small business borrowers as well as the value of our collateral. The Company also experienced a disruption in our collection efforts due to resignations of our collection manager and other members of the collection staff which resulted in increases in charge-offs and nonaccruals during the quarter. We have since upgraded our collection staff, intensified our collection activities, tightened our credit standards and enhanced other credit evaluation criteria. A continuation and/or worsening of existing economic conditions will likely result in a level of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	March 31,

	2009	2008

	($ in thousands)
Gross Loans	$1,265,054	$1,215,689

Nonaccrual loans
Commercial and industrial	$1,390	$465
Lease financing	11,480	2,835
Factored receivables	—	—
Real Estate-residential mortgage	3,297	3,156
Installment-individuals	21	44

Total nonaccrual loans	16,188	6,500

Other real estate owned	1,423	2,186

Total non-performing assets	$17,611	$8,686

Loans past due 90 days or more and still accruing	$768	$526

Lease financing nonaccruals represent 4.12% of lease financing receivables. The lessees of the equipment are located in 39 states. At March 31, 2009, there were 117 leases ranging between approximately $100 and $238,000, 24 of which were over $100,000.

Residential real estate nonaccruals represent 2.27% of residential real estate loans held in portfolio. At March 31, 2009, there were 20 loans ranging between approximately $21,000 and $620,000 on properties located in six states.

At March 31, 2009, other real estate owned consisted of 13 properties with values between approximately $24,000 and $585,000 located in seven states.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews, the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process and peer group comparisons. The impact of this other data might result in an allowance greater than that indicated by the evaluation process previously described. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At March 31, 2009, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.45% and the allowance was $17.2 million. At such date, the Company’s nonaccrual loans amounted to $16.2 million. Loans 90 days past due and still accruing amounted to $0.8 million. At March 31, 2009, loans judged to be impaired within the scope of SFAS No. 114, amounted to $2.4 million and had a valuation allowance totaling $379,000, which is included within the overall allowance for loan losses. Included in the impaired loans are $2.3 million in accruing impaired restructured loans as defined by SFAS No. 114, with allowances for loan impairment of $321,000. Based on the foregoing, as well as management’s judgment as to the current risk  in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of March 31, 2009. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first quarter of 2009. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.4 million and $-0- million at March 31, 2009 and March 31, 2008, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended March 31,
	2009	2008

	($ in thousands)

Average loans held in portfolio, net of unearned discounts, during period	$1,146,790	$1,081,085

Allowance for loan losses:
Balance at beginning of period	$16,010	$15,085

Charge-offs:
Commercial and industrial	359	834
Lease financing	4,544	751
Factored receivables	167	85
Real estate - residential mortgage	—	—
Installment	—	—

Total charge-offs	5,070	1,670

Recoveries:
Commercial and industrial	11	3
Lease financing	44	97
Factored receivables	18	5
Real estate - residential mortgage	—	—
Installment	—	67

Total recoveries	73	172

Subtract:
Net charge-offs	4,997	1,498

Provision for loan losses	6,200	1,950

Less losses on transfers to other real estate owned	55	375

Balance at end of period	$17,158	$15,162

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	1.74%	0.55%

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

          The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2009		2008

	($ in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$484,200	35.28%	$494,308	33.06%
NOW	201,509	14.68	237,985	15.92
Savings	18,837	1.37	19,251	1.29
Money market	345,497	25.18	208,834	13.97
Time deposits	321,785	23.45	534,081	35.72

Total domestic deposits	1,371,828	99.96	1,494,459	99.96
Foreign
Time deposits	578	0.04	576	0.04

Total deposits	$1,372,406	100.00%	$1,495,035	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 30.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 32. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2009, the Company and the bank exceeded the requirements for “well capitalized” institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

For information regarding recently issued accounting pronouncement and its expected impact on the Company’s consolidated financial statements, see Note 9 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2008; and other risks and uncertainties detailed from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended March 31,
(Unaudited)

(dollars in thousands)

	2009			2008

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$11,980	$10	0.35%	$3,331	$12	1.40%
Securities available for sale	428,478	5,279	4.93	345,034	4,533	5.26
Securities held to maturity	297,558	3,523	4.74	356,320	4,225	4.74
Securities tax-exempt [2]	24,275	371	6.12	19,132	294	6.18

Total investment securities	750,311	9,173	4.89	720,486	9,052	5.03
Loans, net of unearned discounts [3]	1,180,233	17,552	6.19	1,104,473	20,820	7.80

TOTAL INTEREST-EARNING ASSETS	1,942,524	26,735	5.63%	1,828,290	29,884	6.65%

Cash and due from banks	32,423			67,626
Allowance for loan losses	(16,890)			(15,570)
Goodwill	22,901			22,901
Other assets	112,014			102,793

TOTAL ASSETS	$2,092,972			$2,006,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,217	6	0.14%	$18,649	16	0.34%
NOW	227,027	168	0.30	236,714	825	1.40
Money market	338,134	951	1.14	209,511	769	1.48
Time	327,815	2,164	2.68	550,819	5,336	3.90
Foreign
Time	578	2	1.09	576	2	1.09

Total interest-bearing deposits	911,771	3,291	1.46	1,016,269	6,948	2.75

Borrowings
Securities sold under agreements to repurchase - customers	74,700	115	0.63	82,460	646	3.15
Securities sold under agreements to repurchase - dealers	—	—	—	36,026	317	3.54
Federal funds purchased	57,507	34	0.23	48,956	362	2.92
Commercial paper	11,877	23	0.78	21,150	195	3.70
Short-term borrowings - FHLB	13,833	11	0.31	25,868	215	3.34
Short-term borrowings - FRB	141,611	99	0.28	—	—	—
Short-term borrowings - other	1,454	1	0.17	1,838	14	3.09
Long-term borrowings - FHLB	150,000	1,122	3.03	88,462	714	3.23
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38

Total borrowings	476,756	1,928	1.64	330,534	2,986	3.63

TOTAL INTEREST-BEARING LIABILITIES	1,388,527	5,219	1.52%	1,346,803	9,934	2.96%

Noninterest-bearing deposits	435,242			440,860
Other liabilities	111,670			98,098

Total liabilities	1,935,439			1,885,761
Shareholders’ equity	157,533			120,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,092,972			$2,006,040

Net interest income/spread		21,516	4.11%		19,950	3.69%

Net yield on interest-earning assets (margin)			4.50%			4.39%

Less: Tax equivalent adjustment		144			115

Net interest income		$21,372			$19,835

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Three Months Ended March 31, 2009 to March 31, 2008

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$12	$(14)	$(2)

Securities available for sale	1,028	(282)	746
Securities held to maturity	(702)	—	(702)
Securities tax-exempt	80	(3)	77

Total investment securities	406	(285)	121

Loans, net of unearned discounts [3]	1,197	(4,465)	(3,268)

TOTAL INTEREST INCOME	$1,615	$(4,764)	$(3,149)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(10)	$(10)
NOW	(40)	(617)	(657)
Money market	386	(204)	182
Time	(1,811)	(1,361)	(3,172)
Foreign
Time	—	—	—

Total interest-bearing deposits	(1,465)	(2,192)	(3,657)

Borrowings
Securities sold under agreements to repurchase - customers	(61)	(470)	(531)
Securities sold under agreements to repurchase - dealers	(159)	(158)	(317)
Federal funds purchased	48	(376)	(328)
Commercial paper	(63)	(109)	(172)
Short-term borrowings - FHLB	(70)	(134)	(204)
Short-term borrowings - FRB	99	—	99
Short-term borrowings - other	(2)	(11)	(13)
Long-term borrowings - FHLB	454	(46)	408
Long-term borrowings - sub debt	—	—	—

Total borrowings	246	(1,304)	(1,058)

TOTAL INTEREST EXPENSE	$(1,219)	$(3,496)	$(4,715)

NET INTEREST INCOME	$2,834	$(1,268)	$1,566

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2009

Total Capital (to Risk-Weighted Assets):
The Company	$195,030	13.33%	$117,011	8.00%	$146,264	10.00%
The bank	159,549	10.94	116,710	8.00	145,887	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	177,795	12.16	58,506	4.00	87,758	6.00
The bank	142,314	9.76	58,355	4.00	87,532	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	177,795	8.59	82,803	4.00	103,504	5.00
The bank	142,314	6.88	82,794	4.00	103,493	5.00

As of December 31, 2008

Total Capital (to Risk-Weighted Assets):
The Company	$193,991	13.55%	$114,571	8.00%	$143,213	10.00%
The bank	154,619	10.77	114,880	8.00	143,600	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	177,825	12.42	57,285	4.00	85,928	6.00
The bank	138,453	9.64	57,440	4.00	86,160	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	177,825	8.51	83,593	4.00	104,491	5.00
The bank	138,453	6.62	83,709	4.00	104,637	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2009, presented on page 37, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of March 31, 2009, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2008, the model indicated the impact of 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.2% ($1.2 million) and a 2.1% ($2.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.4% ($0.4 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2008 was considered to be remote given then-current interest rate levels. As of March 31, 2009, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.3% ($1.2 million ) and a 2.0% ($1.9 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.9% ($0.8 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2009 was considered to be remote given then-current interest rate levels.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer’s preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes and other variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.

The shape of the yield curve can also impact the Bank’s interest rate sensitivity. In general, a steeper yield curve (i.e., the differences between interest rates for different maturities are relatively greater) is better for the Bank than a flatter curve. Accordingly, the Bank’s exposure to declining interest rates would be lessened if the yield curve steepened more than anticipated as rates declined. Conversely, the expected benefit to net interest income in a rising rate environment would likely be dampened to the extent that the yield curve flattened more than anticipated as rates increased. To the extent that further Federal Reserve interest rate cuts do not materialize, and to the extent that the current relatively steep yield curve prevails, the Bank’s margin will benefit in 2009.

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

At March 31, 2009, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $11.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $54.9 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2009:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$175,774	$40,000	$60,000	$30,000	$45,774

Operating Leases	19,167	4,808	4,986	4,379	4,994

Total Contractual Cash Obligations	$194,941	$44,808	$64,986	$34,379	$50,768

(1)	Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2009:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$14,164	$14,164	$—	$—	$—
Commercial Loans	16,637	7,183	2,521	—	6,933

Total Loans	30,801	21,347	2,521	—	6,933
Standby Letters of Credit	24,064	22,942	1,122	—	—
Other Commercial Commitments	15,744	13,679	—	—	2,065

Total Commercial Commitments	$70,609	$57,968	$3,643	$—	$8,998

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years		Over 10 Years		Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$15,614	$—	$—		$—	$—		$—	$15,614
Investment securities	79,383	17,140	83,581		143,200	328,340		9,589	661,233
Commercial and industrial loans	444,090	16,764	57,508		7,157	—		(1,916)	523,603
Equipment lease financing	1,271	10,369	257,943		9,361	—		(32,892)	246,052
Factored receivables	104,885	—	—		—	—		(192)	104,693
Real estate-residential mortgage	50,484	23,230	32,023		6,044	78,486		—	190,267
Real estate-commercial mortgage	24,599	16,761	14,992		38,779	595		—	95,726
Real estate-construction and land development	—	—	25,670		—	—		—	25,670
Installment-individuals	19,043	—	—		—	—		—	19,043
Loans to depository institutions	25,000	—	—		—	—		—	25,000
Noninterest-earning assets & allowance for loan losses	—	—	—		—	—		220,270	220,270

Total Assets	764,369	84,264	471,717		204,541	407,421		194,859	2,127,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	18,837		—	—		—	18,837
NOW [1]	—	—	201,509		—	—		—	201,509
Money market [1]	283,307	—	62,190		—	—		—	345,497
Time - domestic	133,658	170,641	17,486		—	—		—	321,785
- foreign	183	395	—		—	—		—	578
Securities sold under agreement to repurchase - customer	43,584	—	—		—	—		—	43,584
Federal funds purchased	45,000	—	—		—	—		—	45,000
Commercial paper	11,382	—	—		—	—		—	11,382
Short-term borrowings - FHLB	—	—	—		—	—		—	—
Short-term borrowings - FRB	210,000	—	—		—	—		—	210,000
Short-term borrowings - other	3,354	—	—		—	—		—	3,354
Long-term borrowings - FHLB	—	40,000	90,000		20,000	—		—	150,000
Long-term borrowings -subordinated debentures	—	—	—		—	25,774		—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—		—	—		749,871	749,871

Total Liabilities and Shareholders’ Equity	730,468	211,036	390,022		20,000	25,774		749,871	2,127,171

Net Interest Rate Sensitivity Gap	$33,901	$(126,772)	$81,695		$184,541	$381,647		$(555,012)	$—

Cumulative Gap March 31, 2009	$33,901	$(92,871)	$(11,176)		$173,365	$555,012		$—	$—

Cumulative Gap March 31, 2008	$(51,900)	$(207,802)	$(153,014)	$	N/A	$579,202	[2]	$—	$—

Cumulative Gap December 31, 2008	$35,452	$(82,906)	$(30,880)		$158,053	$657,677		$—	$—

[1]

Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.

[2]	Represents amounts due after 5 years.

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the first quarter of 2009. At March 31, 2009, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

Item 6.  Exhibits

The following exhibits are filed as part of this report:

3. (i)

Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004 (Filed as Exhibit 3(i) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

(ii)

Certificate of Amendment of Certificate of Incorporation filed with the State of New York Department of State on December 18, 2008 (Filed as Exhibit 3(ii) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

(iii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3(ii)(A) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

11.	Statement Re: Computation of Per Share Earnings.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date: May 11, 2009	/s/	Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date: May 11, 2009	/s/	John W. Tietjen

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