Form 10-Q
period 2009-06-30
STERLING BANCORP
filed 2009-08-07
CIK 93451

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-5273-1

Sterling Bancorp
(Exact name of registrant as specified in its charter)

New York	13-2565216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

212-757-3300
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(17 CFR ' 232.405) during the preceding 12 months  (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐       Accelerated Filer ☒       Non-Accelerated Filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of July 31, 2009 there were 18,106,491 shares of common stock, $1.00 par value, outstanding.

STERLING BANCORP

SIGNATURES		57

EXHIBIT INDEX

Exhibit 11	Statement Re: Computation of Per Share Earnings	59

Exhibit 31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a)	60

Exhibit 31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a)	61

Exhibit 32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	62

Exhibit 32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	63

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	June 30,	December 31,
ASSETS	2009	2008
Cash and due from banks	$34,816	$31,832
Interest-bearing deposits with other banks	5,611	13,949

Securities available for sale (at estimated fair value; pledged: $194,004 in 2009 and $334,048 in 2008)	353,736	505,762
Securities held to maturity (pledged: $201,720 in 2009 and $206,726 in 2008) (estimated fair value: $370,844 in 2009 and $305,628 in 2008)	363,995	301,127
Total investment securities	717,731	806,889

Loans held for sale	57,385	23,403
Loans held in portfolio, net of unearned discounts	1,160,429	1,184,585
Less allowance for loan losses	18,134	16,010
Loans, net	1,142,295	1,168,575
Customers' liability under acceptances	180	95
Goodwill	22,901	22,901
Premises and equipment, net	10,041	10,668
Other real estate	1,105	1,544
Accrued interest receivable	7,772	8,917
Cash surrender value of life insurance policies	47,805	45,845
Other assets	78,064	43,122
	$2,125,706	$2,177,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand deposits	$440,626	$464,585
Savings, NOW and money market deposits	532,275	564,205
Time deposits	331,766	329,034
Total deposits	1,304,667	1,357,824
Securities sold under agreements to repurchase - customers	55,129	44,334
Federal funds purchased	87,000	131,000
Commercial paper	11,739	11,732
Short-term borrowings - FHLB	-	75,000
Short-term borrowings - FRB	160,000	100,000
Short-term borrowings - other	4,262	1,338
Long-term borrowings - FHLB	150,000	150,000
Long-term borrowings - subordinated debentures	25,774	25,774
Total borrowings	493,904	539,178
Acceptances outstanding	180	95
Accrued interest payable	1,874	2,046
Accrued expenses and other liabilities	167,360	118,117
Total liabilities	1,967,985	2,017,260

Shareholders' equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 shares, respectively	39,869	39,440
Common stock, $1 par value. Authorized 50,000,000 shares; issued 22,226,425 and 22,202,419 shares, respectively	22,227	22,203
Warrants to purchase common stock	2,615	2,615
Capital surplus	178,668	178,417
Retained earnings	15,343	19,088
Accumulated other comprehensive loss	(15,833)	(16,259)
Common shares in treasury at cost, 4,119,934 and 4,107,191 shares, respectively	(85,168)	(85,024)
Total shareholders' equity	157,721	160,480
	$2,125,706	$2,177,740

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans	$18,264	$20,001	$35,816	$40,821
Investment securities
Available for sale	4,335	5,670	9,830	10,382
Held to maturity	3,594	4,034	7,128	8,259
Federal funds sold	-	1	-	1
Deposits with other banks	9	7	19	19
Total interest income	26,202	29,713	52,793	59,482

INTEREST EXPENSE
Deposits
Savings, NOW and money market	943	1,089	2,068	2,699
Time	2,049	4,034	4,215	9,372
Securities sold under agreements to repurchase
- customers	88	442	203	1,088
- dealers	-	416	-	733
Federal funds purchased	7	217	41	579
Commercial paper	17	117	40	312
Short-term borrowings - FHLB	-	311	11	526
Short-term borrowings - FRB	126	1	225	1
Short-term borrowings - other	-	5	1	19
Long-term borrowings - FHLB	1,134	1,085	2,256	1,799
Long-term borrowings - subordinated debentures	524	524	1,047	1,047
Total interest expense	4,888	8,241	10,107	18,175

Net interest income	21,314	21,472	42,686	41,307

Provision for loan losses	6,800	2,200	13,000	4,150

Net interest income after provision for loan losses	14,514	19,272	29,686	37,157

Total noninterest income	10,798	8,572	21,596	17,244

Total noninterest expenses	24,143	21,130	44,195	41,296

Income before income taxes	1,169	6,714	7,087	13,105

Provision for income taxes	394	2,544	2,700	4,933

Net income	775	4,170	4,387	8,172
Dividends on preferred shares and accretion	637	-	1,479	-
Net income available to common shareholders	$138	$4,170	$2,908	$8,172

Average number of common shares outstanding
Basic	18,100,860	17,904,100	18,099,523	17,884,662
Diluted	18,125,860	17,929,100	18,124,523	17,909,662

Net income, per average common share
Basic	$0.04	$0.23	$0.24	$0.46
Diluted	0.04	0.23	0.24	0.45

Net income available to common shareholders, per average common share
Basic	0.01	0.23	0.16	0.46
Diluted	0.01	0.23	0.16	0.45

Dividends per common share	0.19	0.19	0.38	0.38

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Income	$775	$4,170	$4,387	$8,172

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gains (losses) on available for sale securities and other investments arising during the year	1,667	(5,159)	1,688	(3,804)
Reclassification adjustment for (gains) losses included in net income	(478)	278	(2,152)	278

Reclassification adjustment for amortization of:
Prior service cost	9	9	18	18
Net actuarial losses	518	230	872	461

Other comprehensive income (loss)	1,716	(4,642)	426	(3,047)

Comprehensive income (loss)	$2,491	$(472)	$4,813	$5,125

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Preferred Stock
Balance at January 1,	$39,440	$-
Discount accretion	429	-
Balance at June 30,	$39,869	$-

Common Stock
Balance at January 1,	$22,203	$21,278
Common shares issued under stock incentive plan	24	535
Balance at June 30,	$22,227	$21,813

Warrants to Purchase Common Stock
Balance at January 1, and June 30,	$2,615	$-

Capital Surplus
Balance at January 1,	$178,417	$168,869
Common shares issued under stock incentive plan and related tax benefits	185	5,764
Stock option compensation expense	66	-
Balance at June 30,	$178,668	$174,633

Retained Earnings
Balance at January 1,	$19,088	$17,538
Adjustment upon adoption of EITF 06-4 effective January 1, 2008	-	(726)
Balance at January 1, as adjusted	19,088	16,812
Net income	4,387	8,172
Cash dividends paid - preferred shares	(828)	-
Cash dividends paid - common shares	(6,875)	(6,824)
Discount accretion on series A preferred stock	(429)	-
Balance at June 30,	$15,343	$18,160

Accumulated Other Comprehensive Loss
Balance at January 1,	$(16,259)	$(10,812)
Other comprehensive income (loss), net of tax	426	(3,047)
Balance at June 30,	$(15,833)	$(13,859)

Treasury Stock
Balance at January 1,	$(85,024)	$(75,803)
Surrender of shares issued under stock incentive plan	(144)	(5,218)
Balance at June 30,	$(85,168)	$(81,021)

Total Shareholders' Equity
Balance at January 1,	$160,480	$121,070
Net changes during the period	(2,759)	(1,344)
Balance at June 30,	$157,721	$119,726

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net Income	$4,387	$8,172
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	13,000	4,150
Depreciation and amortization of premises and equipment	1,178	1,302
Securities (gains) losses	(3,939)	507
Income from life insurance policies, net	(682)	(563)
Deferred income tax benefit	(2,062)	(1,522)
Proceeds from sale of loans	305,687	237,014
Gains on sales of loans, net	(4,644)	(5,201)
Originations of loans held for sale	(335,026)	(235,762)
Amortization of premiums on securities	772	192
Accretion of discounts on securities	(648)	(405)
Decrease (Increase) in accrued interest receivable	1,408	(2,796)
Decrease in accrued interest payable	(165)	(810)
Increase (Decrease) in accrued expenses and other liabilities	10,658	(408)
Increase in other assets	(2,408)	(5,876)
(Gain) Loss on other real estate owned	(20)	303
Other, net	-	284
Net cash used in operating activities	(16,891)	(9,591)

Investing Activities
Purchase of premises and equipment	(515)	(991)
Net decrease in interest-bearing deposits
with other banks	8,337	99
Net increase in Federal funds sold	-	(2,500)
Net decease (increase) in loans held in portfolio	58,256	(12,606)
Net (increase) decrease in short-term factored receivables	(25,252)	2,839
Decrease in other real estate	721	885
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	38,272	28,741
Purchases of securities - held to maturity	(64,878)	-
Proceeds from calls/sale of securities - available for sale	223,019	-
Proceeds from prepayments, redemptions or maturities of securities - available for sale	70,017	164,818
Purchases of securities - available for sale	(165,154)	(342,332)
Cash paid in acquisition	(21,333)	-
Net cash provided by (used in) investing activities	121,490	(161,047)

Financing Activities
Net decrease in noninterest-bearing demand deposits	(23,959)	(41,743)
Net (decrease) increase in savings, NOW and money market deposits	(31,930)	19,069
Net increase (decrease) in time deposits	2,732	(65,150)
(Decrease) Increase in Federal funds purchased	(44,000)	5,000
Net increase in securities sold under agreement to repurchase	10,795	67,337
Net (decrease) increase in commercial paper and other short-term borrowings	(12,068)	48,093
Increase in long-term borrowings	-	120,000
Proceeds from exercise of stock options	131	267
Cash dividends paid on preferred stock	(828)	-
Cash dividends paid on common stock	(6,875)	(6,824)
Net cash (used in) provided by financing activities	(106,002)	146,049

Net increase (decrease) in cash and due from banks	2,984	(16,417)
Cash and due from banks - beginning of period	31,832	66,412

Cash and due from banks - end of period	$34,816	$49,995

Supplemental disclosures:
Interest paid	$10,272	$18,985
Income taxes paid	5,746	7,969

Loans held for sale transferred to portfolio	-	2,531
Loans transferred to other real estate	262	1,770
Due from brokers on sale of securities - AFS	29,825	-
Due to brokers on purchases of securities - AFS	3,918	-
Due to brokers on purchases of securities - HTM	36,286	-

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally Sterling National Bank and its subsidiaries (the "bank"), after elimination of intercompany transactions.  The consolidated financial statements as of and for the interim periods ended June 30, 2009 and 2008 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made.  Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.  The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008.

Use of Estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make assumptions and estimates which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary.

Fair Value Measurements. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements (See Note 8 - Fair Value Measurements).  The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS No. 159") on January 1, 2008 but did not elect the fair value option for any of its financial assets or financial liabilities.

Note 2. Loans
The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Loans held for sale, net of valuation reserve
($-0- at June 30, 2009 and at December 31, 2008)
Real estate-residential mortgage	$57,385	$23,403
Loans held in portfolio
Commercial and industrial	$509,327	$533,613
Lease financing	258,713	290,656
Factored receivables	134,728	89,365
Real estate-residential mortgage	141,131	142,135
Real estate-commercial mortgage	101,282	96,883
Real estate-construction and land development	27,235	25,249
Loan to individuals	19,672	18,959
Loans to depository institutions	-	25,000

Loans held in portfolio, gross	1,192,088	1,221,860
Less unearned discounts	31,659	37,275
Loans held in portfolio, net of unearned discounts	$1,160,429	$1,184,585

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Investment Securities

The following tables present information regarding securities available for sale:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$2,962	$58	$-	$3,020
CMO's (Federal Home Loan Mortgage Corporation)	15,993	267	-	16,260
CMO's (Government National Mortgage Association)	5,313	-	88	5,225
Federal National Mortgage Association	39,566	1,214	1	40,779
Federal Home Loan Mortgage Corporation	18,234	362	-	18,596
Government National Mortgage Association	8,943	384	1	9,326
Total mortgage-backed securities	91,011	2,285	90	93,206

Agency Notes
Federal National Mortgage Association	20,000	116	-	20,116
Federal Home Loan Bank	89,963	324	318	89,969
Federal Farm Credit Bank	30,000	-	475	29,525
Total obligations of U.S. government corporations and government sponsored enterprises	230,974	2,725	883	232,816

Obligations of state and political institutions	22,954	689	97	23,546
Single-issuer, trust preferred securities	5,602	-	1,102	4,500
Corporate debt securities	83,414	418	654	83,178
Other securities	54	9	-	63
Total marketable securities	342,998	3,841	2,736	344,103
Federal Reserve Bank stock	1,131	-	-	1,131
Federal Home Loan Bank stock	8,252	-	-	8,252
Other securities	250	-	-	250
Total	$352,631	$3,841	$2,736	$353,736

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$8,771	$1	$72	$8,700
CMO's (Federal Home Loan Mortgage Corporation)	22,276	60	223	22,113
CMO's (Government National Mortgage Association)	6,610	-	45	6,565
Federal National Mortgage Association	100,712	2,116	40	102,788
Federal Home Loan Mortgage Corporation	37,719	832	15	38,536
Government National Mortgage Association	31,463	723	6	32,180
Total mortgage-backed securities	207,551	3,732	401	210,882

Agency Notes
Federal Home Loan Bank	153,977	1,224	526	154,675
Federal Farm Credit Bank	89,918	232	306	89,844
Total obligations of U.S. government corporations and government sponsored enterprises	451,446	5,188	1,233	455,401

Obligations of state and political institutions	23,058	567	219	23,406
Single-issuer, trust preferred securities	5,369	224	1,384	4,209
Corporate debt securities	9,962	-	238	9,724
Other securities	54	13	-	67
Total marketable securities	489,889	5,992	3,074	492,807
Federal Reserve Bank stock	1,131	-	-	1,131
Federal Home Loan Bank stock	11,574	-	-	11,574
Other securities	250	-	-	250
Total	$502,844	$5,992	$3,074	$505,762

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

June 30, 2009	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$11,696	$194	$2	$11,888
CMO's (Federal Home Loan Mortgage Corporation)	18,736	349	22	19,063
Federal National Mortgage Association	123,187	3,851	4	127,034
Federal Home Loan Mortgage Corporation	82,230	1,975	79	84,126
Government National Mortgage Association	6,759	429	-	7,188
Total mortgage-backed securities	242,608	6,798	107	249,299

Agency Notes
Federal National Mortgage Association	39,873	455	-	40,328
Federal Home Loan Bank	30,000	47	-	30,047
Federal Home Loan Mortgage Corporation	15,000	-	117	14,883
Total obligations of U.S. government corporations and government sponsored enterprises	327,481	7,300	224	334,557
Obligations of state and political institutions	36,264	123	350	36,037
Debt securities issued by foreign governments	250	-	-	250
Total	$363,995	$7,423	$574	$370,844

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2008	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$12,099	$11	$65	$12,045
CMO's (Federal Home Loan Mortgage Corporation)	20,181	104	189	20,096
Federal National Mortgage Association	142,312	2,929	94	145,147
Federal Home Loan Mortgage Corporation	98,901	1,299	296	99,904
Government National Mortgage Association	7,384	339	-	7,723
Total mortgage-backed securities	280,877	4,682	644	284,915

Agency Notes
Federal Home Loan Bank	20,000	463	-	20,463
Total obligations of U.S. government corporations and government sponsored enterprises	300,877	5,145	644	305,378
Debt securities issued by foreign governments	250	-	-	250
Total	$301,127	$5,145	$644	$305,628

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Government National Mortgage Association)	$-	$-	$5,225	$88	$5,225	$88
Federal National Mortgage Association	842	1	-	-	842	1
Government National Mortgage Association	-	-	131	1	131	1
Total mortgage-backed securities	842	1	5,356	89	6,198	90

Agency Notes
Federal Home Loan Bank	24,908	92	29,766	226	54,674	318
Federal Farm Credit Bank	29,525	475	-	-	29,525	475
Total obligations of U.S. government corporations and government sponsored enterprises	55,275	568	35,122	315	90,397	883

Obligations of state and political institutions	-	-	5,517	97	5,517	97
Single-issuer, trust preferred securities	-	-	3,775	1,102	3,775	1,102
Corporate debt securities	43,740	438	4,784	216	48,524	654
Total	$99,015	$1,006	$49,198	$1,730	$148,213	$2,736

December 31, 2008

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$-	$-	$2,890	$72	$2,890	$72
CMO's (Federal Home Loan Mortgage Corporation)	5,378	40	9,125	183	14,503	223
CMO's (Government National Mortgage Association)	-	-	6,565	45	6,565	45
Federal National Mortgage Association	3,161	7	3,906	33	7,067	40
Federal Home Loan Mortgage Corporation	1,676	15	-	-	1,676	15
Government National Mortgage Association	-	-	133	6	133	6
Total mortgage-backed securities	10,215	62	22,619	339	32,834	401

Agency Notes
Federal Home Loan Bank	49,466	526	-	-	49,466	526
Federal Farm Credit Bank	9,694	306	-	-	9,694	306
Total obligations of U.S. government corporations and government sponsored enterprises	69,375	894	22,619	339	91,994	1,233

Obligations of state and political institutions	6,490	181	414	38	6,904	219
Single-issuer, trust preferred securities	2,784	1,115	709	269	3,493	1,384
Corporate debt securities	9,724	238	-	-	9,724	238
Total	$88,373	$2,428	$23,742	$646	$112,115	$3,074

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$703	$2	$-	$-	$703	$2
CMO's (Federal Home Loan Mortgage Corporation)	6,060	22	-	-	6,060	22
Federal National Mortgage Association	6	-	607	4	613	4
Federal Home Loan Mortgage
Corporation	-	-	7,756	79	7,756	79
Total mortgage-backed securities	6,769	24	8,363	83	15,132	107

Agency Notes
Federal Home Loan Mortgage Corporation	15,000	117	-	-	15,000	117
Total obligations of U.S. government corporations and government sponsored enterprises	21,769	141	8,363	83	30,132	224
Obligations of state and political institutions	21,223	350	-	-	21,223	350
Total	$42,992	$491	$8,363	$83	$51,355	$574

December 31, 2008

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$-	$-	$8,059	$65	$8,059	$65
CMO's (Federal Home Loan Mortgage Corporation)	937	5	14,563	184	15,500	189
Federal National Mortgage Association	20,942	88	781	6	21,723	94
Federal Home Loan Mortgage Corporation	15,381	101	19,895	195	35,276	296
Total	$37,260	$194	$43,298	$450	$80,558	$644

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company invests principally in obligations of U.S. government corporations and government sponsored enterprises and other investment-grade securities.  The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes.  The Company determined that it has the ability to hold its investments until maturity and, it is not more likely than not that the Company would be required to sell before anticipated recovery.

At June 30, 2009, approximately $72.4 million, representing approximately 10.1%, of the Company's held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including trust preferred securities (7 issuers), corporate debt (11 issuers) and equity securities (8 issuers) and FRB and FHLB stock.  These investments may pose a higher risk of future impairment charges as result of a continued deterioration of the U.S. economy.  The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary.  Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At June 30, 2009, the Company held 2 mortgage-backed and 3 agency debt securities, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months.  Both of these securities were obligations of U.S. government corporations or government sponsored enterprises which guarantee principal and interest payment.  Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets.  As a result, the unrealized losses are deemed to be temporary.

At June 30, 2009, the Company held 5 security positions of issuers of obligations of state and political institutions, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months.  All of these securities had investment grade ratings on acquisition and many had credit enhancement.  Management has concluded that the unrealized losses are due to changes in market interest rates.  As a result, the unrealized losses are deemed to be temporary.

At June 30, 2009, the Company held 7 debt securities positions issued by commercial and industrial enterprises, in the available for sale portfolio, all of which are paying in accordance with their terms and have no deferrals of interest or principal.  All of these debt securities mature within the next 14 months.  Management performs an initial credit review prior to purchasing these securities and monitors their performance on a quarterly basis.  Based upon management’s review of the issuers, their performance record for paying all principal and interest when due and the relatively short-term maturity of each issue, the unrealized losses are deemed to be temporary.

At June 30, 2009, the Company held 7 securities positions of single-issuer, trust preferred securities and 17 security positions of corporate debt securities issued by financial institutions, in the available for sale portfolio, all which are paying in accordance with their terms and have no deferrals of interest or other deferrals.  In addition, management analyzes the performance of the issuers on a quarterly basis, including a review of the issuers most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities.  Based upon management’s second quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at June 30, 2009:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
	(in thousands)

Sovereign Capital Trust V, 7.75%,
due 5/15/2036,	No	BBB+	$1,000	$850	$(150)
owned by Banco Santander Central Hispano	No

Sterling Bancorp Trust I, 8.375%,
due 3/31/2032	Yes	NA	978	839	(139)

NPB Capital Trust II, 7.85%,
due 9/30/2032	Yes	NA	127	100	(27)

VNB Capital Trust I, 7.75%,
due 12/15/2031	Yes	BBB-	22	21	(1)

HSBC Finance, 6.875%,
due 1/30/33,	No	A	740	642	(98)
owned by HSBC Group, plc	No

Citigroup Capital VII, 7.125%,
due 7/31/31	Yes	CC	1,508	957	(551)

Fleet Capital Trust VIII, 7.20%,
due 3/15/32,	No	B	1,227	1,091	(136)
owned by Bank of America Corporation	Yes

			$5,602	$4,500	$(1,102)

At June 30, 2009, the Company held 5 mortgage-backed debt securities, in the held to maturity portfolio, that were in an unrealized loss position for more than 12 months.  All of these securities were obligations of U.S. government corporations or government sponsored enterprises which guarantee principal and interest payments.  Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets.  Further, management has made an evaluation that the Company has the ability to hold these investments until maturity and, it is not more likely than not that the Company would be required to sell before anticipated recovery.  As a result, the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at June 30, 2009, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalities.

Available for sale	Amortized Cost	Fair Value
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$2,962	$3,020
CMO's (Federal Home Loan Mortgage Corporation)	15,993	16,260
CMO's (Government National Mortgage Association)	5,313	5,225
Federal National Mortgage Association	39,566	40,779
Federal Home Loan Mortgage Corporation	18,234	18,596
Government National Mortgage Association	8,943	9,326
Total mortgage-backed securities	91,011	93,206

Agency Notes
Federal National Mortgage Association	20,000	20,116
Federal Home Loan Bank
Due within 1 year	5,000	5,021
Due after 5 years	84,963	84,948
Federal Farm Credit Bank
Due after 5 years	30,000	29,525
Total obligations of U.S. government corporations and government sponsored enterprises	230,974	232,816

Obligations of state and political institutions
Due within 1 year	115	116
Due after 1 year but within 5 years	9,896	10,300
Due after 5 years	12,943	13,130
Total obligations of state and political institutions	22,954	23,546

Single-issuer, trust preferred securities
Due after 5 years	5,602	4,500

Corporate debt securities
Due within 1 year	4,237	4,242
Due after 1 year but within 5 years	74,177	74,152
Due after 5 years	5,000	4,784
Total corporate debt securities	83,414	83,178

Other securities	54	63
Total marketable securities	342,998	344,103
Federal Reserve Bank stock	1,131	1,131
Federal Home Loan Bank stock	8,252	8,252
Other securities	250	250
Total	$352,631	$353,736

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$11,696	$11,888
CMO's (Federal Home Loan Mortgage Corporation)	18,736	19,063
Federal National Mortgage Association	123,187	127,034
Federal Home Loan Mortgage Corporation	82,230	84,126
Government National Mortgage Association	6,759	7,188
Total mortgage-backed securities	242,608	249,299

Agency Notes
Federal National Mortgage Association	39,873	40,328
Due after 5 years
Federal Home Loan Bank
Due after 5 years	30,000	30,047
Federal Home Loan Mortgage Corporation
Due after 5 years	15,000	14,883
Total obligations of U.S. government corporations and government sponsored enterprises	327,481	334,557
Obligations of state and political institutions
Due after 5 years	36,264	36,037
Total obligations of state and political institutions	36,264	36,037
Debt securities issued by foreign governments
Due after 1 year but within 5 years	250	250
Total	$363,995	$370,844

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information regarding sales and/or calls of the available for sale securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Proceeds	$48,871	$-	$252,844	$-
Gross gains	874	-	3,939	-
Gross losses	-	-	-	-

There were no sales and/or calls of held to maturity securities in 2009 or 2008.

During the three and six months ended June 30, 2008, the Company incurred an other-than-temporary charge of approximately $507 thousand against a single-issuer, investment grade trust preferred security that was recorded in securities losses. The charge resulted from management's regular review of the valuation of the investment portfolio and reduced the carrying amount of the security to approximately $493 thousand.

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank of New York, and/or the Federal Reserve Bank of New York, and/or other purposes required or permitted by law.

Note 4. Noninterest income and expenses
The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	$4,858	$3,799	$8,101	$7,364
Service charges on deposit accounts	1,360	1,331	2,743	2,683
Other customer related service charges and fees	639	737	1,319	1,412
Mortgage banking income	2,541	2,702	4,647	5,201
Trust fees	117	124	256	259
Income from life insurance policies	290	294	548	563
Securities gains (losses)	874	(507)	3,939	(507)
Gain (Loss) on other real estate owned	22	(75)	20	(303)
Other income	97	167	23	572
Total noninterest income	$10,798	$8,572	$21,596	$17,244

NONINTEREST EXPENSES
Salaries	$9,985	$9,491	$19,974	$18,839
Employee benefits	3,268	2,252	5,945	5,088
Total personnel expense	13,253	11,743	25,919	23,927
Occupancy and equipment expenses, net	2,903	2,774	5,575	5,783
Advertising and marketing	1,026	1,353	1,680	1,988
Professional fees	1,900	1,874	3,023	3,238
Communications	435	405	866	861
Deposit insurance	1,513	185	1,864	269
Other expenses	3,113	2,796	5,268	5,230
Total noninterest expenses	$24,143	$21,130	$44,195	$41,296

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 5. Employee Benefit Plans
The following table sets forth the components of net periodic benefit cost for the Company's noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008
	(in thousands)

Service cost		$615	$497	$1,006	$993
Interest cost		928	752	1,508	1,504
Expected return on plan assets		(700)	(648)	(1,146)	(1,295)
Amortization of prior service cost		16	16	33	33
Recognized actuarial loss		948	420	1,596	840
Net periodic benefit cost	$	$ 1,807	$1,037	$2,997	$2,075

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $2.0 million to the defined benefit pension plan in 2009.  No contribution has been made as of June 30, 2009.

Note 6. Income Taxes
The Internal Revenue Service ("IRS") has completed its examination of the Company's federal tax returns for the years 2002 through 2004 and has issued a report disallowing certain bad debt deductions arising from the worthlessness of loans made to customers.  The Company, assisted by outside counsel, is preparing a written protest which will vigorously challenge all of the IRS findings and the Company will exercise its right to a conference with the Appeals Office of the IRS to discuss the issues and arguments raised in the Company's protest.  The Company and its outside counsel believe that the bad debt deductions were proper and that the position of the IRS is unsupportable as a matter of fact and law.

Note 7. Segment Reporting
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information,  established standards for the way that public business enterprises report and disclose selected information about operating segments in interim financial statements provided to stockholders.

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate  administration and investment management services.  The Company's primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company's 2009 year-to-date average interest-earning assets were 61.7% loans (corporate lending was 67.3% and real estate lending was 27.8% of total loans, respectively) and 38.3% investment securities and money market investments.  There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment.  Approximately 78% of loans are to borrowers located in the metropolitan New York area.  In order to comply with the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company's operating segments:

	Corporate	Real Estate	Company-wide
	Lending	Lending	Treasury	Totals
	(in thousands)
Three Months Ended June 30,2009
Net interest income	$9,685	$5,070	$6,366	$21,121
Noninterest income	6,587	2,614	1,189	10,390
Depreciation and amortization	178	38	1	217
Segment income before income taxes	6,564	4,612	7,256	18,432
Segment assets	806,080	430,784	857,307	2,094,171

Three Months Ended June 30,2008
Net interest income	$9,299	$5,183	$6,781	$21,263
Noninterest income	5,532	2,786	(137)	8,181
Depreciation and amortization	213	91	1	305
Segment income before income taxes	6,355	3,798	6,500	16,653
Segment assets	788,593	402,638	906,626	2,097,857

Six Months Ended June 30,2009
Net interest income	$18,678	$9,918	$13,723	$42,319
Noninterest income	11,681	4,738	4,369	20,788
Depreciation and amortization	354	77	1	432
Segment income before income taxes	12,108	8,766	17,502	38,376
Segment assets	806,080	430,784	857,307	2,094,171

Six Months Ended June 30,2008
Net interest income	$17,363	$10,529	$12,954	$40,846
Noninterest income	10,779	5,141	424	16,344
Depreciation and amortization	405	181	2	588
Segment income before income taxes	14,535	6,507	12,855	33,897
Segment assets	788,593	402,638	906,626	2,097,857

The following table sets forth reconcilations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company's consolidated totals:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Net interest income:
Total for reportable operating segments	$21,121	$21,263	$42,319	$40,846
Other [1]	193	209	367	461
Consolidated net interest income	$21,314	$21,472	$42,686	$41,307

Noninterest income:
Total for reportable operating segments	$10,390	$8,181	$20,788	$16,344
Other [1]	408	391	808	900
Consolidated noninterest income	$10,798	$8,572	$21,596	$17,244

Income before taxes:
Total for reportable operating segments	$18,432	$16,653	$38,376	$33,897
Other [1]	(17,263)	(9,939)	(31,289)	(20,792)
Consolidated income before income taxes	$1,169	$6,714	$7,087	$13,105

Assets:
Total for reportable operating segments	$2,094,171	$2,097,857	$2,094,171	$2,097,857
Other [1]	31,535	30,633	31,535	30,633
Consolidated assets	$2,125,706	$2,128,490	$2,125,706	$2,128,490

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 8.   Accumlated Other Comprehensive Income (Loss)

Information related to the components of accumlated other comprehensive income (loss) is as follows with related tax effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities, arising during the period:
Before tax	$3,051	$(9,410)	$3,090	$(6,939)
Tax effect	(1,384)	4,251	(1,402)	3,135
Net of tax	1,667	(5,159)	1,688	(3,804)

Reclassification adjustment for securities (gains) losses included in net income:
Before tax	(874)	507	(3,939)	507
Tax effect	396	(229)	1,787	(229)
Net of tax	(478)	278	(2,152)	278

Reclassification adjustment for amortization of prior service cost:
Before tax	16	16	33	33
Tax effect	(7)	(7)	(15)	(15)
Net of tax	9	9	18	18

Reclassification adjustment for amortization of net actuarial losses:
Before tax	948	420	1,596	840
Tax effect	(430)	(190)	(724)	(379)
Net of tax	518	230	872	461

Other comprehensive income (loss)	$1,716	$(4,642)	$426	$(3,047)

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

SFAS No. 157, "Fair Value Measurements", establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair values hierarchy is as follows:

—
Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Examples of financial instruments generally included in this level are U.S. Treasury securities, equity and trust preferred securities that trade in active markets and listed derivative instruments.

—
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

—
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own judgments about the assumptions that market participants would use in pricing the assets or liabilities.  Examples of financial instruments generally included in this level are private equities, certain loans held for sale and other alternative investments.

In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily use as inputs, observable market-based parameters. Fair value of loans held for sale is based upon internally developed models that primarily use as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company=s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the 2008 Form 10-K.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Financial Assets and Financial Liabilities: The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2009 (in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities	$-	$93,206	$-	$93,206
Agency Notes	-	139,610		139,610
Total obligations of U.S. government corporations and government sponsored enterprises	-	232,816	-	232,816
Obligations of state and political institutions	-	23,546	-	23,546
Single-issuer, trust preferred securities	4,500	-	-	4,500
Corporate debt securities	-	83,178	-	83,178
Equity and other securities	53	10	-	63
Total marketable securities	$4,553	$339,550	-	$344,103

Other investments	$7,907	$3,267	$-	$11,174

December 31, 2009 (in thousands)

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities	$-	$210,882	$-	$210,882
Agency Notes	-	244,519	-	$244,519
Total obligations of U.S. government corporations and government sponsored enterprises	-	455,401	-	455,401
Obligations of state and political institutions	-	23,406	-	23,406
Single-issuer, trust preferred securities	4,209	-	-	4,209
Corporate debt securities	-	9,724	-	9,724
Equity and other securities	57	10	-	67
Total marketable securities	$4,266	$488,541	$-	$492,807

Other investments	$7,266	$3,116	$-	$10,382

Certain financial assets and financial liabilities, including impaired loans, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes the period end fair value of financial assets, based on significant unobservable (Level 3) inputs, measured on a non-recurring basis:
	June 30,	December 31,
	2009	2008
	(in thousands)
Impaired loans	$1,657	$4,203

Non-Financial Assets and Non-Financial Liabilities: Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the second quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using level 2 inputs based on observable market data or level 3 inputs based on customized discount criteria.  Foreclosed assets measured at fair value upon initial recognition totaled $1.1  million (utilizing level 2 valuation inputs) during the three months ended June 30, 2009.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs in the allowance for loan losses totaling $189 thousand.  Other than foreclosed assets measured at fair value upon initial recognition, one foreclosed property was remeasured at fair value during the three months ended June 30, 2009 resulting in a $56 thousand charge to noninterest expense.

Financial Accounting Standards Board ("FASB") Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value financial instruments for interim reporting periods as well as in annual financial statements.  For those financial instruments that are not recorded at fair value in the Consolidated Balance Sheets, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value.

Much of the information used to arrive at "fair value" is highly subjective and judgmental in nature and therefore the results may not be precise.  The subjective factors include, among other things, estimated cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change.  With the exception of investment securities and long-term debt, the Company's financial instruments are not readily marketable and market prices do not exist.  Since negotiated prices for the instruments that are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of the instruments could be significantly different.

A more detailed description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments is set forth in the 2008 Form 10-K.

	June 30, 2009
	Carrying Amount	Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$34,816	$34,816
Interest-bearing deposits with other banks	5,611	5,609
Investment securities	717,731	724,580
Loans held for sale	57,385	57,385
Loans held in portfolio, net	1,142,295	1,138,254
Customers' liability under acceptances	180	180
Accrued interest receivable	7,772	7,772
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	972,901	972,901
Time deposits	331,766	333,809
Securities sold under agreements to repurchase	55,129	55,129
Federal funds purchased	87,000	87,000
Commercial paper	11,739	11,739
Short-term borrowings-FRB	160,000	160,000
Other short-term borrowings	4,262	4,262
Acceptances outstanding	180	180
Accrued interest payable	1,874	1,874
Long-term borrowings	175,774	180,999

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

SFAS No. 165, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 establishes (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii)disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluates subsequent events through the date that the financial statements are issued. SFAS No. 165 became effective for the Company's financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company's financial statements.

SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  SFAS No. 166 also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial information about gains and losses (resulting from transfers) during the period.  SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), amends FIN 46 (Revised December 2003),  Consolidation of Variable Interest Entities, to change how a company determines when a entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.  SFAS No. 167 requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity's financial statements.  SFAS No. 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162, replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All nongrandfathered, non-SEC accounting literature not included in the Codification is superceded and deemed nonauthoritative.  SFAS No. 168 will be effective for the Company's financial statements for periods ending after September 15, 2009.  SFAS No. 168 is not expected to have a significant impact on the Company's financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In April 2009, FASB issued the following Staff Positions:

FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP SFAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of this FSP are effective for the Company=s interim period ending on June 30, 2009.  The adoption of FSP SFAS 157-4 did not have a material impact on the Company's financial statements.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this FSP are effective for the Company's interim period ending on June 30, 2009.  As this FSP amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this FSP did not have a material impact on the Company's financial statements.

FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of this FSP are effective for the Company's interim period ending on June 30, 2009.  The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the Company's financial statements,

FSP SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of Loss. FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  FSP SFAS 141R-1 eliminates the requirement to disclose and estimate the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5.  FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

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

For the six months ended June 30, 2009, the bank’s average earning assets represented approximately 99.8% of the Company’s average earning assets.  Loans represented 61.7% and investment securities represented 37.3% of the bank’s average earning assets for the first six months of 2009.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings.  Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity.  Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity.  The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 46 and 47.  Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 44 and 45.

Comparison of the Three Months Ended June 30, 2009 and 2008

The Company reported net income for the three months ended June 30, 2009 of $775 thousand, representing $0.04 per share calculated on a diluted basis, compared to $4.2 million, or $0.23 per share calculated on a diluted basis, for the second quarter of 2008. This decrease reflects increases in the provision for loan losses and noninterest expenses and lower net interest income partially offset by an increase in noninterest income and lower provision for income taxes.  After dividends on preferred shares and accretion, net income available to common shareholders for the second quarter of 2009 was $138 thousand, representing $0.01 per share calculated on a diluted basis.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $21.5 million for the second quarter of 2009 compared to $21.6 million for the 2008 period.  Net interest income benefitted from higher average loan balances, lower interest-bearing deposit balances and lower cost of funding.  Partially offsetting those benefits was the impact of lower yield on loans and investment securities, lower investment securities outstanding and higher borrowed funds balances.  The net interest margin, on a tax-equivalent basis, was 4.53%  for the second quarter of 2009 compared to 4.49% for the 2008 period.  The net interest margin was impacted by the lower interest rate environment in 2009, the lower level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $26.4 million for the second quarter of 2009, down $3.4 million from the 2008 period.  The tax-equivalent yield on interest-earning assets was 5.59% for the second quarter of 2009 compared to 6.26% for the 2008 period.

Interest earned on the loan portfolio decreased to $18.3 million for the second quarter of 2009 from $20.0 million the prior year period.  Average loan balances amounted to $1,204.6 million, an increase of $71.6 million from an average of $1,133.0 million in the prior year period.  The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.2 million increase in interest earned on loans.  The decrease in the yield on the loan portfolio to 6.19% for the second quarter of 2009 from 7.16% for the 2008 period was primarily attributable to the lower interest rate environment in 2009 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $8.1 million for the second quarter of 2009 from $9.8 million in the prior year period. Average outstandings decreased to $679.2 million (35.6% of average earning assets) for the second quarter of 2009 from $781.2 million (40.8% of average earning assets) in the prior year period.  The decrease reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio.  The average life of the securities portfolio was approximately 4.4 years at June 30, 2009 compared to 7.2 years at June 30, 2008.  The average yield in the investment securities portfolio decreased to 4.79% from 5.04% reflecting the impact of the above referenced asset/liability management strategy  coupled with calls of higher yielding securities.

Total interest expense decreased by $3.4 million for the second quarter of 2009 from $8.2 million for the 2008 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower interest-bearing deposits.

Interest expense on deposits decreased to $3.0 million for the second quarter of 2009 from $5.1 million for the 2008 period, due to decreases in the cost of those funds and lower balances.  The average rate paid on interest-bearing deposits was 1.35%, which was 75 basis points lower than the prior year period.  The decrease in average cost of deposits reflects the lower interest rate environment during 2009.  Average interest-bearing deposits were $891.7 million for the second quarter of 2009 compared to $979.6 million for the prior year period, reflecting the Company’s strategy to reduce reliance on higher-priced certificates of deposit.

Interest expense on borrowings decreased to $1.9 million for the second quarter of 2009 from $3.1 million for the 2008 period, primarily due to lower rates paid for borrowed funds coupled with the benefit (reflected in the volume change) derived from the elimination of funding through dealer repurchase agreements and short-term Federal Home Loan Bank borrowings partially offset by short-term borrowings from the Federal Reserve Bank (reflected in the volume change).  The average rate paid for borrowed funds was 1.58%, which was 119 basis points lower than the prior year period.  The decrease in the average cost of borrowings reflects the lower interest rate environment in 2009.  Average borrowings increased to $481.1 million for the second quarter of 2009 from $452.0 million in the prior year period, reflecting greater reliance by the Company on wholesale funding.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 37), the provision for loan losses for the second quarter of 2009 was $6.8 million, compared to $2.2 million for the prior year period.  Factors affecting the larger provision for the second quarter of 2009 included further deterioration of economic conditions during the quarter, a $4.0 million increase in net charge-offs, a $13.6 million increase in nonaccrual loans and growth in the loan portfolio.

Noninterest Income
Noninterest income increased to $10.8 million for the second quarter of 2009 from $8.6 million in the 2008 period.  The increase principally resulted from higher income related to accounts receivable management and factoring services and an increase in securities gains.  Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009. Partially offsetting that benefit was the impact of reduced volume of billing by clients providing temporary staffing.  In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $31 million of securities with a weighted average life of approximately 2.6 years.  The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years.  In the second quarter of 2008, the Company recorded an  other-than-temporary impairment charge for a single-issuer, investment grade trust preferred security.  The charge, which resulted from management’s regular review of the valuation of the investment portfolio, amounted to approximately $507,000 and reduced the carrying amount of the security to $493,000.

Noninterest Expenses
Noninterest expenses for the second quarter of 2009 increased $3.0 million when compared to the 2008 period.  The increase was primarily due the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009 and higher deposit insurance and pension costs.  The increase in deposit insurance cost was primarily due to a special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) on all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment is part of the FDIC’s effort to rebuild the Deposit Insurance Fund (“DIF”).  Deposit insurance expense during the three and six months ended June 30, 2009 included a $1.0 million accrual related to the special assessment.  The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero.  Any additional special assessment would also be capped at 10 basis points of domestic deposits.  The Company cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors

which are beyond the Company’s control.   The increase in pension expense was primarily the result of a weaker return on plan assets during 2008.  The Company’s defined benefit retirement plan was closed to new members effective as of January 3, 2007.  There have been no new participants in the Company’s Supplemental Executive Retirement Plan (“SERP”).  The defined benefit plan was replaced by an enhanced 401(k) contribution for new employees.  The Company still has funding obligations related to the defined benefit retirement and SERP plans and will recognize retirement expense related to these plans in future years, which will be dependent on the return earned on plan assets, the level of interest rates, salary increases, employee turnover and other factors.

Provision for Income Taxes
The provision for income taxes for the second quarter of 2009 decreased to $0.4 million from $2.5 million for the first quarter of 2008.  The decrease was primarily due to the lower level of pre-tax income in the 2009 period.

Comparison of the Six Months Ended June 30, 2009 and 2008

The Company reported net income for the six months ended June 30, 2009 of $4.4 million, representing $0.24 per share calculated on a diluted basis, compared to $8.2 million, or $0.45 per share calculated on a diluted basis, for the first six months of 2008. This decrease reflects a higher provision for loan losses and noninterest expenses partially offset by increases in net interest income and noninterest income and lower provision for income taxes.  After dividends on preferred shares and accretion, net income available to common shareholders for the first six months of 2009 was $2.9 million, representing $.16 per share calculated on a diluted basis.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $43.0 million for the first six months of 2009 compared to $41.6 million for the 2008 period.  Net interest income benefitted from higher average loan balances, lower interest-bearing deposit  balances and lower cost of funding.  Partially offsetting those benefits was the impact of lower yield on loans and investment securities, lower investment securities balances and higher borrowed funds balances.  The net interest margin, on a tax-equivalent basis, was 4.55%  for the first six months of 2009 compared to 4.49% for the 2008 period.  The net interest margin was impacted by the lower interest rate environment in 2009, the lower level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $53.1 million for the first six months of 2009, down $6.6 million from the 2008 period.  The tax-equivalent yield on interest-earning assets was 5.64% for the first six months of 2009 compared to 6.50% for the 2008 period.

Interest earned on the loan portfolio decreased to $35.8 million for the first six months of 2009 from $40.8 million for the prior year period.  Average loan balances amounted to $1,183.0 million, an increase of $74.2 million from an average of $1,108.8 million in the prior year period.  The increase in average loans, primarily due to the Company’s business development activities, accounted for a $2.4 million increase in interest earned on loans.  The yield on the loan portfolio decreased to 6.24% for the first six months of 2009 from 7.55% for the 2008 period, which was primarily attributable to the lower interest rate environment in 2009 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $17.3 million for the first six months of 2009 from $18.9 million in the prior year period. Average outstandings decreased to $714.6 million (37.3% of average earning assets) for the first six months of 2009 from $750.9 million (40.3% of average earning assets) in the prior year period.  The decrease reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio.  The average life of the securities portfolio was approximately 4.4 years at June 30, 2009 compared to 7.2 years at June 30, 2008.  The average yield on the investment securities portfolio decreased to 4.84% from 5.03%, reflecting the impact of the above referenced asset/liability management strategy coupled with calls of higher yielding securities.

Total interest expense decreased by $8.1 million for the first six months of 2009 from $18.2 million for the 2008 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower interest-bearing deposit balances.

Interest expense on deposits decreased to $6.3 million for the first six months of 2009 from $12.1 million for the 2008 period, primarily due to a decrease in the cost of those funds.  The average rate paid on interest-bearing deposits was 1.41%, which was 102 basis points lower than the prior year period.  The decrease in average cost of deposits reflects the lower interest rate environment during 2009.  Average interest-bearing deposits were $901.7 million for the first six months of 2009 compared to $997.9 million for the prior year period, reflecting the Company’s strategy to reduce reliance on higher-priced certificates of deposit.

Interest expense on borrowings decreased to $3.8 million for the first six months of 2009 from $6.1 million for the 2008 period, primarily due to lower rates paid for borrowed funds coupled with the benefit (reflected in the volume change) derived from the elimination of funding through dealer repurchase agreements partially offset by short-term borrowings from the Federal Reserve Bank (reflected in the volume change).  The average rate paid for borrowed funds was 1.61%, which was 152 basis points lower than the prior year period.  The decrease in the average cost of borrowings reflects the lower interest rate environment in 2009.  Average borrowings increased to $478.9 million for the first six months of 2009 from $391.3 million in the prior year period, reflecting greater  reliance by the Company on wholesale funding.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 37), the provision for loan losses for the first six months of 2009 was $13.0 million, compared to $4.2 million for the prior year period.  Factors affecting the larger provision for the first six months of 2009 included further deterioration of economic conditions during that period, a $7.5 million increase in net charge-offs, a $13.6 million increase in nonaccrual loans and growth in the loan portfolio.

Noninterest Income
Noninterest income increased to $21.6 million for the first six months of 2009 from $17.2 million in the 2008 period.  The increase principally resulted from higher income related to accounts receivable management and factoring services, and an increase in securities gains.  Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009.  Partially offsetting that benefit was the impact of reduced volume of billing by clients providing temporary staffing.  In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $123 million of securities with a weighted average life of approximately 4 years.  The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years.  In the second quarter of 2008, the Company recorded an other-than-temporary impairment charge for a single-issuer, investment grade trust preferred security.  The charge, which resulted from management’s regular review of the valuation of the investment portfolio, amounted to approximately $507,000 and reduced the carrying amount of the security to $493,000.

Noninterest Expenses
Noninterest expenses for the first six months of 2009 increased $2.9 million when compared to the 2008 period.  The increase was primarily due to the impact of the  acquisition of the business of DCD Finance Inc. on April 6, 2009 and higher deposit insurance and pension costs.  The increase in deposit insurance cost was primarily due to a special assessment levied by the FDIC on all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment is part of the FDIC’s effort to rebuild the DIF.  Deposit insurance expense during the three and six months ended June 30, 2009 included a $1.0 million accrual related to the special assessment.  The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero.  Any additional special assessment would also be capped at 10 basis points of domestic deposits.  The Company cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond the Company’s control.  The increase in pension expense was primarily the result of weaker return on plan assets during 2008.  The Company’s defined benefit retirement plan was closed to new members effective as of January 3, 2007.  There have been no new participants in the Company’s SERP.  The defined benefit plan was replaced by an enhanced 401(k) contribution for new employees.  The Company still has funding obligations related to the defined benefit retirement and SERP plans and will recognize retirement expense related to these plans in future years, which will be dependent on the return earned on plan assets, the level of interest rates, salary increases,  employee turnover and other factors.

Provision for Income Taxes
The provision for income taxes for the first six months of 2009 decreased to $2.7 million from $4.9 million for the first six months of 2008.  The decrease was primarily due to the lower level of pre-tax income in the 2009 period.

BALANCE SHEET ANALYSIS

Securities
At June 30, 2009, the Company’s portfolio of securities totaled $717.7 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $560.3 million, which is approximately 78.1% of the total.  The Company has the intent and ability to hold to maturity securities classified as “held to maturity”.  These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.  The gross unrealized gains and losses on “held to maturity” securities were $7.4 million and $0.6 million, respectively.  Securities classified as “available for sale” may be sold in the future, prior to maturity.  These securities are carried at estimated fair value.  Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity.  Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary.  “Available for sale” securities included gross unrealized gains of $3.8 million and gross unrealized losses of $2.7 million.  After reviewing all investment securities the Company holds in order to determine if the decline in the fair value of any security appears to be other-than-temporary, management expects to realize all of its investment upon the maturity of such instruments and, thus, believes that any fair value impairment is temporary.  Management has made an evaluation that the Company has the ability to hold securities with unrealized losses until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment.

In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $123 million of securities with a weighted average life of approximately 4 years during the first six months of 2009.  The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield
June 30, 2009	AFS	HTM	AFS		HTM
Mortgage-backed securities	2.8 Years	2.7 Years	4.40%		4.32%
Agency notes (with original call dates ranging between 3 and 36 months)	8.9 Years	1.9 Years	4.79%		5.16%
Obligations of state and political subdivisions	6.3 Years	12.9 Years	5.98%	[1]	6.43%	[1]

[1] tax equivalent

The following table sets forth the composition of the Company's investment securities by type, with related values

	June 30, 2009		December 31, 2008
	Balances	% of Total	Balances	% of Total
	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO's (Federal National Mortgage Association)	$14,716	2.05%	$20,799	2.58%
CMO's (Federal Home Loan Mortgage Corporation)	34,996	4.88	42,294	5.24
CMO's (Government National Mortgage Association)	5,225	0.73	6,565	0.81
Federal National Mortgage Association	163,966	22.84	245,100	30.38
Federal Home Loan Mortgage Corporation	100,826	14.05	137,437	17.04
Government National Mortgage Association	16,085	2.24	39,564	4.90
Total mortgage-backed securities	335,814	46.79	491,759	60.95

Agency Notes
Federal National Mortgage Association	59,989	8.36	-	-
Federal Home Loan Bank	119,969	16.72	174,675	21.65
Federal Home Loan Mortgage Corporation	15,000	2.09	-	-
Federal Farm Credit Bank	29,525	4.11	89,844	11.13
Total obligations of U.S. government corporations and government sponsored enterprises	560,297	78.07	756,278	93.73

Obligations of state and political institutions	59,810	8.33	23,406	2.90
Single-issuer, trust preferred securities	4,500	0.63	4,209	0.52
Corporate debt securities	83,178	11.59	9,724	1.21
Other securities	63	0.01	67	0.01
Total marketable securities	707,848	98.63	793,684	98.37
Federal Reserve Bank stock	1,131	0.16	1,131	0.14
Federal Home Loan Bank stock	8,252	1.15	11,574	1.43
Other securities	250	0.03	250	0.03
Debt securities issued by foreign governments	250	0.03	250	0.03
Total	$717,731	100.00%	$806,889	100.00%

Loan Portfolio
One of management’s objectives is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 53% of all loans. Loans in this category are typically made to small- and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 25% of all loans, is  comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 19% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market  conditions.

The following table sets forth the composition of the Company's loans held for sale and loans held in portfolio:

	June 30,
	2009		2008
	(dollars in thousands)
		% of		% of
	Balances	Total	Balances	Total
Domestic
Commercial and industrial	$507,635	41.68%	$513,363	43.33%
Lease financing receivables	229,024	18.81	261,628	22.08
Factored receivables	134,450	11.04	77,169	6.52
Real estate - residential mortgage	198,516	16.30	169,774	14.33
Real estate - commercial mortgage	101,282	8.32	95,155	8.03
Real estate - construction and land development	27,235	2.24	30,212	2.55
Loans to individuals	19,672	1.61	17,443	1.47
Loans to depository institutions	-	-	20,000	1.69

Loans, net of unearned discounts	$1,217,814	100.00%	$1,184,744	100.00%

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

During the first six months of 2009, conditions across many segments of the economy continued to deteriorate, adversely affecting the financial condition of our small business borrowers as well as the value of our collateral.  The Company also experienced a disruption in our collection efforts due to resignations, during the first quarter of 2009, of our collection manager and other members of the collection staff which resulted in increases in charge-offs and nonaccruals during the quarter.  We have since upgraded our collection staff, intensified our collection activities, tightened our credit standards and enhanced other credit evaluation criteria.  A continuation and/or worsening of existing economic conditions will likely result in a level of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned).  Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	June 30,
	2009	2008
	(in thousands)
Gross Loans	$1,249,473	$1,222,866
Nonaccrual loans
Commercial and industrial	$2,835	$836
Lease financing	14,256	2,600
Factored receivables	-	-
Real estate-residential mortgage	3,380	3,487
Real estate-commercial mortgage	-	-
Real estate-construction and land development	-	-
Loans to individuals	136	47

Total nonaccrual loans	20,607	6,970

Other real estate owned	1,105	2,252
Total non-performing assets	$21,712	$9,222

Loans past due 90 days or more and still accruing	$1,683	$224

At June 30, 2009, commercial and industrial nonaccruals represented 0.56% of commercial and industrial loans.  There were 32 loans made to small business borrowers located in 4 states with balances ranging between approximately $7,200 and $151,500.

At June 30, 2009, lease financing nonaccruals represent 6.22% of lease financing receivables.  The lessees of the equipment are located in 35 states.  There were 281 leases ranging between approximately $300 and $238,000, 253 of which were under $100,000.  The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment.  While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance.

At June 30, 2009, residential real estate nonaccruals represent 1.7% of residential real estate loans held in portfolio.  There were 20 loans ranging between approximately $10,000 and $620,000 secured by properties located in 8 states.

At June 30, 2009, other real estate owned consisted of 10 properties with values between approximately $22,000 and $585,000 located in 7 states.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity.  The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and  nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio.  Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews; the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process and peer group comparisons.  The impact of this other data might result in an allowance greater than that indicated by the evaluation process previously described.  The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by SFAS No. 114.  Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans.  A significant change in any of the evaluation factors described above could result in future additions to the allowance.  At June 30, 2009, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.56% and the allowance was $18.1 million.   At such date, the Company’s nonaccrual loans amounted to $20.6 million.  Loans 90 days past due and still accruing amounted to $1.7 million.  At June 30, 2009, loans judged to be impaired within the scope of SFAS No. 114, amounted to $1.7 million and had a valuation allowance totaling $270 thousand, which is included within the overall allowance for loan losses.  Included in the impaired loans are $1.4 million in accruing impaired restructured loans as defined by SFAS No. 114, with allowances for loan impairment of $184 thousand.  Based on the foregoing, as well as management’s judgment as to the current risk in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio  as of June 30, 2009.  Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first six months of 2009.  Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.4 million and $-0- million at June 30, 2009 and June 30, 2008, respectively.

The following table sets forth certain information with respect to the Company's loan loss experience:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)

Average loans held in portfolio, net of unearned discounts, during period	$1,910,289	$1,917,116	$1,916,836	$1,862,826

Allowance for loan losses:
Balance at beginning of period	$17,158	$15,162	$16,010	$15,085

Charge-offs:
Commercial and industrial	518	454	877	1,288
Lease financing	5,083	1,216	9,627	1,967
Factored receivables	142	110	309	195
Real estate - residential mortgage	-	15	-	15
Real estate - commercial mortgage	-	-	-	-
Real estate - construction and land development	-	-	-	-
Loans to individuals	-	-	-	-
Total charge-offs	5,743	1,795	10,813	3,465

Recoveries:
Commercial and industrial	5	108	16	111
Lease financing	98	64	142	161
Factored receivables	5	10	23	15
Real estate - residential mortgage	-	-	-	-
Real estate - commercial mortgage	-	-	-	-
Real estate - construction and land development	-	-	-	-
Loans to individuals	-	2	-	69
Total recoveries	108	184	181	356

Subtract:
Net charge-offs	5,635	1,611	10,632	3,109

Provision for loan losses	6,800	2,200	13,000	4,150

Less losses on transfers to other real estate owned	189	271	244	646

Balance at end of period	$18,134	$15,480	$18,134	$15,480

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	1.18%	0.34%	1.11%	0.33%

The following table presents the Company's allocation of the allowance for loan losses. This allocation is based on estimates by management and may vary from period to period based on management's evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company's loans held in portfolio may not necessarily be indicative of actual future charge-offs in that loan category.

June 30,	2009		2008
	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio
	(dollars in thousands)

Domestic

Commercial and industrial	$4,554	43.74%	$5,495	44.25%
Loans to depository institutions	-	-	40	1.72
Lease financing	10,014	19.74	5,674	22.56
Factored receivables	1,007	11.59	916	6.64
Real estate - residential mortgage	1,419	12.16	2,380	12.53
Real estate - commercial mortgage	699	8.73	607	8.20
Real estate - construction and land development	191	2.35	196	2.60
Loans to individuals	138	1.69	113	1.50
Unallocated	112	-	59	-
Total	$18,134	100.00%	$15,480	100.00%

During 2009, the allowance for loan losses increased $2.1 million from $16.0 million at December 31, 2008 primarily due to an increase of $4.0 million in the allowance allocated to lease financing partially offset by a reduction of $1.0 million and $0.9 million in the allowance allocated to commercial and industrial and residential mortgage components respectively.  The allowance allocated to lease financing increased primarily as a result of increased losses and nonaccrued levels experienced in that category in 2009. The reduction in the allowance allocated to commercial and industrial losses was primarily the result of lower losses experienced in that component of the portfolio in 2009.  The reduction in the allowance allocated to residential mortgage loans was primarily the result of lower anticipated losses in the portfolio based on the improved quality of loans in the portfolio.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company's deposits:

	June 30,
	2009			2008
	(dollars in thousands)
		% of			% of
	Balances	Total		Balances	Total
Domestic
Demand	$440,626	33.77%		$459,279	32.69%
NOW	186,958	14.33		254,418	18.11
Savings	17,991	1.38		18,364	1.31
Money market	327,326	25.10		213,734	15.21
Time deposits	331,187	25.38		458,462	32.64

Total domestic deposits	1,304,088	99.96		1,404,257	99.96
Foreign
Time deposits	579	0.04		577	0.04

Total deposits	$1,304,667	100.00	% $	1,404,834	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company's mix of assets and liabilities as well as on customers’ balance sheet strategies.  Historically, however, average balances for deposits have been relatively stable.  Information regarding these average balances is presented on pages 44 and 45.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  Information regarding the Company's and the bank's risk-based capital is presented  on page 48.  In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five  capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank's deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve Board applies comparable tests for holding companies such as the Company.  At June 30, 2009, the Company and the bank exceeded the requirements for “well capitalized” institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

For information regarding recently issued accounting pronouncement and its expected impact on the Company’s consolidated financial statements, see Note 10 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets  [1]
Three Months Ended June 30,
(Unaudited)

(dollars in thousands)

	2009			2008
	Average		Average	Average		Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate

Interest-bearing deposits with other banks	$26,498	$9	0.14%	$2,474	$7	1.14%
Securities available for sale	351,378	4,119	4.69	417,409	5,462	5.23
Securities held to maturity	292,956	3,477	4.75	341,662	4,034	4.72
Securities tax-exempt [2]	34,889	536	6.15	22,178	340	6.13
Total investment securities	679,223	8,132	4.79	781,249	9,836	5.04
Federal funds sold	-	-	-	357	1	1.79
Loans, net of unearned discounts [3]	1,204,568	18,264	6.19	1,133,036	20,001	7.16
TOTAL INTEREST-EARNING ASSETS	1,910,289	26,405	5.59%	1,917,116	29,845	6.26%
Cash and due from banks	29,623			47,695
Allowance for loan losses	(17,994)			(15,948)
Goodwill	22,901			22,901
Other assets	114,112			105,348
TOTAL ASSETS	$2,058,931			$2,077,112

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Domestic
Savings	$18,080	6	0.13%	$19,735	17	0.36%
NOW	196,441	126	0.26	256,316	542	0.85
Money market	341,886	811	0.95	195,131	530	1.09
Time	334,680	2,047	2.45	507,839	4,032	3.19
Foreign
Time	578	2	1.09	576	2	1.09
Total interest-bearing deposits	891,665	2,992	1.35	979,597	5,123	2.10
Borrowings
Securities sold under agreements to repurchase - customers	77,261	88	0.45	89,187	442	1.99
Securities sold under agreements to repurchase - dealers	-	-	-	66,527	416	2.52
Federal funds purchased	12,309	7	0.22	39,302	217	2.19
Commercial paper	11,101	17	0.62	19,547	117	2.42
Short-term borrowings - FHLB	-	-	-	53,758	311	2.32
Short-term borrowings - FRB	202,857	126	0.25	264	1	1.29
Short-term borrowings - other	1,752	-	-	1,472	5	2.27
Long-term borrowings - FHLB	150,000	1,134	3.03	156,154	1,085	2.78
Long-term borrowings - sub debt	25,774	524	8.37	25,774	524	8.37
Total borrowings	481,054	1,896	1.58	451,985	3,118	2.77
TOTAL INTEREST-BEARING LIABILITIES	1,372,719	4,888	1.43%	1,431,582	8,241	2.31%
Noninterest-bearing deposits	417,509			424,658
Other liabilities	109,796			100,128
Total liabilities	1,900,024			1,956,368
Shareholders' equity	158,907			120,744
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,058,931			$2,077,112
Net interest income/spread		21,517	4.16%		21,604	3.95%
Net yield on interest-earning assets (margin)			4.53%			4.49%
Less: Tax equivalent adjustment		203			132
Net interest income		$21,314			$21,472

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets  [1]
Six Months Ended June 30,
(Unaudited)

(dollars in thousands)

	2009			2008
	Average		Average	Average		Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate

Interest-bearing deposits with other banks	$19,278	$19	0.21%	$2,968	$19	1.26%
Securities available for sale	389,715	9,398	4.82	381,222	9,996	5.24
Securities held to maturity	295,245	6,999	4.74	348,991	8,259	4.73
Securities tax-exempt [2]	29,610	902	6.09	20,655	633	6.13
Total investment securities	714,570	17,299	4.84	750,868	18,888	5.03
Federal funds sold	-	-	-	179	1	1.78
Loans, net of unearned discounts [3]	1,182,988	35,816	6.24	1,108,811	40,821	7.55
TOTAL INTEREST-EARNING ASSETS	1,916,836	53,134	5.64%	1,862,826	59,729	6.50%
Cash and due from banks	31,017			57,594
Allowance for loan losses	(17,445)			(15,759)
Goodwill	22,901			22,901
Other assets	113,069			104,070
TOTAL ASSETS	$2,066,378			$2,031,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Domestic
Savings	$18,148	12	0.14%	$19,192	33	0.35%
NOW	211,650	294	0.28	246,514	1,368	1.12
Money market	340,020	1,762	1.04	202,321	1,298	1.29
Time	331,266	4,212	2.56	529,327	9,369	3.56
Foreign
Time	578	3	1.09	576	3	1.09
Total interest-bearing deposits	901,662	6,283	1.41	997,930	12,071	2.43
Borrowings
Securities sold under agreements to repurchase - customers	75,987	203	0.54	85,824	1,088	2.55
Securities sold under agreements to repurchase - dealers	-	-	-	51,277	733	2.88
Federal funds purchased	34,783	41	0.23	44,129	579	2.60
Commercial paper	11,487	40	0.70	20,349	312	3.09
Short-term borrowings - FHLB	6,878	11	0.31	39,813	526	2.65
Short-term borrowings - FRB	172,405	225	0.26	132	1	2.27
Short-term borrowings - other	1,603	1	0.07	1,655	19	2.29
Long-term borrowings - FHLB	150,000	2,256	3.03	122,308	1,799	2.94
Long-term borrowings - sub debt	25,774	1,047	8.38	25,774	1,047	8.38
Total borrowings	478,917	3,824	1.61	391,261	6,104	3.13
TOTAL INTEREST-BEARING LIABILITIES	1,380,579	10,107	1.48%	1,389,191	18,175	2.63%
Noninterest-bearing deposits	416,847			422,814
Other liabilities	110,728			99,115
Total liabilities	1,908,154			1,911,120
Shareholders' equity	158,224			120,512
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,066,378			$2,031,632
Net interest income/spread		43,027	4.16%		41,554	3.87%
Net yield on interest-earning assets (margin)			4.55%			4.49%
Less: Tax equivalent adjustment		341			247
Net interest income		$42,686			$41,307

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis  [1]
(Unaudited)

(in thousands)

	Increase/(Decrease)
	Three Months Ended
	June 30, 2009 to June 30, 2008

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$13	$(11)	$2

Securities available for sale	(813)	(530)	(1,343)
Securities held to maturity	(583)	26	(557)
Securities tax-exempt	195	1	196
Total investment securities	(1,201)	(503)	(1,704)

Federal funds sold	(1)	-	(1)

Loans, net of unearned discounts [3]	1,190	(2,927)	(1,737)

TOTAL INTEREST INCOME	$1	$(3,441)	$(3,440)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(1)	$(10)	$(11)
NOW	(105)	(311)	(416)
Money market	356	(75)	281
Time	(1,181)	(804)	(1,985)
Foreign
Time	-	-	-
Total interest-bearing deposits	(931)	(1,200)	(2,131)

Borrowings
Securities sold under agreements to repurchase - customers	(52)	(302)	(354)
Securities sold under agreements to repurchase - dealers	(416)	-	(416)
Federal funds purchased	(91)	(119)	(210)
Commercial paper	(37)	(63)	(100)
Short-term borrowings - FHLB	(311)	-	(311)
Short-term borrowings - FRB	127	(2)	125
Short-term borrowings - other	2	(7)	(5)
Long-term borrowings - FHLB	(45)	94	49
Long-term borrowings - sub debt	-	-	-
Total borrowings	(823)	(399)	(1,222)

TOTAL INTEREST EXPENSE	$(1,754)	$(1,599)	$(3,353)

NET INTEREST INCOME	$1,755	$(1,842)	$(87)

[1]	This table is presented on a tax-equivalent basis.
[2]
Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest income for Federal funds sold and in interest expense for securities sold under agreements to repurchase-dealers, short-term borrowings-FRB and short-term borrowings-FHLB has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis  [1]
(Unaudited)

(in thousands)

	Increase/(Decrease)
	Six Months Ended
	June 30, 2009 to June 30, 2008

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$26	$(26)	$-

Securities available for sale	174	(772)	(598)
Securities held to maturity	(1,277)	17	(1,260)
Securities tax-exempt	273	(4)	269
Total investment securities	(830)	(759)	(1,589)

Federal funds sold	(1)	-	(1)

Loans, net of unearned discounts [3]	2,449	(7,454)	(5,005)

TOTAL INTEREST INCOME	$1,644	$(8,239)	$(6,595)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(2)	$(19)	$(21)
NOW	(177)	(897)	(1,074)
Money market	750	(286)	464
Time	(2,964)	(2,193)	(5,157)
Foreign
Time	-	-	-
Total interest-bearing deposits	(2,393)	(3,395)	(5,788)

Borrowings
Securities sold under agreements to repurchase - customers	(117)	(768)	(885)
Securities sold under agreements to repurchase - dealers	(733)	-	(733)
Federal funds purchased	(103)	(435)	(538)
Commercial paper	(99)	(173)	(272)
Short-term borrowings - FHLB	(250)	(265)	(515)
Short-term borrowings - FRB	226	(2)	224
Short-term borrowings - other	1	(19)	(18)
Long-term borrowings - FHLB	401	56	457
Long-term borrowings - sub debt	-	-	-
Total borrowings	(674)	(1,606)	(2,280)

TOTAL INTEREST EXPENSE	$(3,067)	$(5,001)	$(8,068)

NET INTEREST INCOME	$4,711	$(3,238)	$1,473

[1]	This table is presented on a tax-equivalent basis.
[2]
Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest income for Federal funds sold and in interest expense for securities sold under agreements to repurchase-dealers and short-term borrowings-FRB has been allocated entirely to the volume variance. The effect of the extra day in 2008 has also been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

			For Capital		To Be Well
	Actual		Adequacy Minimum		Capitalized
As of June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk-Weighted Assets):
The Company	$191,905	12.89%	$119,098	8.00%	$148,872	10.00%
The bank	161,579	10.88	118,784	8.00	148,480	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	173,677	11.67	59,549	4.00	89,323	6.00
The bank	143,351	9.65	59,392	4.00	89,088	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	173,677	8.53	81,403	4.00	101,753	5.00
The bank	143,351	7.06	81,227	4.00	101,534	5.00

As of December 31, 2008
Total Capital(to Risk-Weighted Assets):
The Company	$193,991	13.90%	$111,614	8.00%	$139,518	10.00%
The bank	154,619	11.05	111,924	8.00	139,905	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	177,825	12.75	55,807	4.00	83,711	6.00
The bank	138,453	9.90	55,962	4.00	83,943	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	177,825	8.60	82,663	4.00	103,328	5.00
The bank	138,453	6.69	82,779	4.00	103,474	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year.  The Company’s gap analysis at June 30, 2009, presented on page 53, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of June 30, 2009, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities.  This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable.  Utilizing this process, management projects the impact of changes in interest rates on net interest margin.  The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios.  Management generally has maintained a risk position well within the policy limits. As of December 31, 2008, the model indicated the impact of 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.2% ($1.2 million) and a 2.1% ($2.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.4% ($0.4 million) decline from an unchanged rate environment.  The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2008 was considered to be remote given then-current interest rate levels.  As of June 30, 2009, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.1% ($1.0 million ) and a 2.0% ($1.9 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.7% ($0.7 million) decline from an unchanged rate environment.  The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2009 was considered to be remote given then-current interest rate levels.

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

At June 30, 2009, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $11.7 million.  The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $50.4 million.  The parent company also has back-up credit lines with banks of $19.0 million.  Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2009:

	Payments Due by Period
Contractual		Less than	1-3	4-5	After 5
Obligations (1)	Total	1 Year	Years	Years	Years
	(in thousands)

Long-Term Debt	$175,774	$40,000	$70,000	$20,000	$45,774
Operating Leases	19,253	5,599	4,832	4,368	4,454

Total Contractual Cash Obligations	$195,027	$45,599	$74,832	$24,368	$50,228

(1) Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2009:

	Amount of Commitment Expiration Per Period
Other Commercial	Total Amount	Less than	1-3	4-5	After 5
Commitments	Committed	1 Year	Years	Years	Years
	(in thousands)

Residential Loans	$29,450	$29,450	$-	$-	$-
Commercial Loans	11,190	984	3,272	-	6,934
Total Loans	40,640	30,434	3,272	-	6,934
Standby Letters of Credit	24,606	23,473	1,133	-	-
Other Commercial Commitments	39,665	39,292	-	-	373

Total Commercial Commitments	$104,911	$93,199	$4,405	$-	$7,307

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years		Over 10 Years		Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$5,611	$-	$-		$-	$-		$-	$5,611
Investment securities	76,101	58,944	107,080		113,312	352,652		9,642	717,731
Commercial and industrial loans	438,565	14,568	56,194		-	-		(1,692)	507,635
Equipment lease financing	1,295	12,608	238,883		5,927	-		(29,689)	229,024
Factored receivables	134,728	-	-		-	-		(278)	134,450
Real estate-residential mortgage	51,570	26,640	24,537		7,800	87,969		-	198,516
Real estate-commercial mortgage	36,166	36,817	8,825		18,935	539		-	101,282
Real estate-construction and land development	-	-	27,235		-	-		-	27,235
Loans to individuals	19,672	-	-		-	-		-	19,672
Loans to depository institutions	-	-	-		-	-		-	-
Noninterest-earning assets & allowance for loan losses	-	-	-		-	-		184,550	184,550
Total Assets	763,708	149,577	462,754		145,974	441,160		162,533	2,125,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings [1]	-	-	17,991		-	-		-	17,991
NOW [1]	-	-	186,958		-	-		-	186,958
Money market [1]	283,307	-	44,019		-	-		-	327,326
Time - domestic	147,457	165,026	18,704		-	-		-	331,187
- foreign	184	395	-		-	-		-	579
Securities sold under agreement to repurchase - customer	55,129	-	-		-	-		-	55,129
Federal funds purchased	87,000	-	-		-	-		-	87,000
Commercial paper	11,739	-	-		-	-		-	11,739
Short-term borrowings - FHLB	-	-	-		-	-		-	-
Short-term borrowings - FRB	160,000	-	-		-	-		-	160,000
Short-term borrowings - other	4,262	-	-		-	-		-	4,262
Long-term borrowings - FHLB	-	40,000	90,000		20,000	-		-	150,000
Long-term borrowings -subordinated debentures	-	-	-		-	25,774		-	25,774
Noninterest-bearing liabilities & shareholders' equity	-	-	-		-	-		767,761	767,761

Total Liabilities and Shareholders' Equity	749,078	205,421	357,672		20,000	25,774		767,761	2,125,706

Net Interest Rate Sensitivity Gap	$14,630	$(55,844)	$105,082		$125,974	$415,386		$(605,228)	$-

Cumulative Gap June 30, 2009	$14,630	$(41,214)	$63,868		$189,842	$605,228		$-	$-

Cumulative Gap June 30, 2008[3]	$(79,768)	$(211,902)	$(139,736)	$	N/A	$523,371	[2]	$-	$-

Cumulative Gap December 31, 2008[3]	$(1,506)	$(119,864)	$(67,838)		$121,095	$620,719		$-	$-

[1] Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates.  Balances are shown in repricing periods based on management's historical repricing practices and run-off experience.
[2] Represents amounts due after 5 years.
[3] Certain reclassifications have been made to conform to the current presentation.

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time.  The Company did not repurchase any of its  common shares during the second quarter of 2009.  At June 30, 2009, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase.  The latest increase was announced on August 16, 2007, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The following sets forth the voting results as to each matter voted upon at the Annual Meeting of shareholders of the Company held on May 7, 2009:

(1)	Election of Directors

Nominee	Total Votes for	Total Votes Withheld

Robert Abrams	15,874,580	398,150
Joseph Adamko	15,665,678	607,052
Louis J. Cappelli	15,658,186	614,544
Fernando Ferrer	15,495,673	777,057
Allan F. Hershfield	15,348,412	924,318
Henry J. Humphreys	15,290,938	981,792
Robert Lazar	15,807,957	464,773
John C. Millman	15,721,508	551,222
Eugene T. Rossides	15,465,551	816,179

There were no abstentions or broker nonvotes.

(2)	Advisory approval of the compensation of the Company’s named executive officers.

Total Votes for	14,866,277
Total Votes Against	1,204,391
Total Absentions	202,061

(3)	Ratification of the appointment by the Audit Committee of the Board of Directors of Crowe Horwath LLP as the Company’s independent public accounts for fiscal year 2009.

Total Votes For	15,580,801
Total Votes Against	612,049
Total Absentions	79,880

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.	(i)
Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004 (Filed as Exhibit 3(i)to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated here in by reference).

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

STERLING BANCORP

(Registrant)

Date:	August 7, 2009	/s/	Louis J. Cappelli
Louis J. Cappelli
Chairman and Chief Executive Officer

Date:	August 7, 2009	/s/	John W. Tietjen
John W. Tietjen
Executive Vice President and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	59

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	60

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	61

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	62

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	63