Form 10-Q
period 2009-09-30
STERLING BANCORP
filed 2009-11-05
CIK 93451

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	13-2565216

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108

(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☒ No

As of October 31, 2009 there were 18,106,491 shares of common stock, $1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	September 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$31,188	$31,832
Interest-bearing deposits with other banks	21,119	13,949

Securities available for sale (at estimated fair value; pledged: $105,856 in 2009 and $334,048 in 2008)	327,109	492,797
Securities held to maturity (pledged: $264,985 in 2009 and $206,726 in 2008) (estimated fair value: $407,730 in 2009 and $305,628 in 2008)	395,508	301,127

Total investment securities	722,617	793,924

Loans held for sale	25,782	23,403

Loans held in portfolio, net of unearned discounts	1,207,788	1,184,585
Less allowance for loan losses	19,099	16,010

Loans, net	1,188,689	1,168,575

Federal Reserve and Federal Home Loan Bank stock, at cost	9,832	12,705
Customers’ liability under acceptances	0	95
Goodwill	22,901	22,901
Premises and equipment, net	9,666	10,668
Other real estate	1,837	1,544
Accrued interest receivable	8,141	8,917
Cash surrender value of life insurance policies	48,419	45,845
Other assets	46,614	43,382

	$2,136,805	$2,177,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand deposits	$470,404	$464,585
Savings, NOW and money market deposits	545,829	564,205
Time deposits	392,292	329,034

Total deposits	1,408,525	1,357,824

Securities sold under agreements to repurchase - customers	55,628	44,334
Federal funds purchased	25,675	131,000
Commercial paper	14,692	11,732
Short-term borrowings - FHLB	0	75,000
Short-term borrowings - FRB	135,000	100,000
Short-term borrowings - other	3,787	1,338
Long-term borrowings - FHLB	160,000	150,000
Long-term borrowings - subordinated debentures	25,774	25,774

Total borrowings	420,556	539,178

Acceptances outstanding	0	95
Accrued interest payable	1,529	2,046
Accrued expenses and other liabilities	145,657	118,117

Total liabilities	1,976,267	2,017,260

Shareholders’ equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 shares, respectively	39,990	39,440
Common stock, $1 par value. Authorized 50,000,000 shares; issued 22,226,425 and 22,202,419 shares, respectively	22,227	22,203
Warrants to purchase common stock	2,615	2,615
Capital surplus	178,701	178,417
Retained earnings	15,467	19,088
Accumulated other comprehensive loss	(13,294)	(16,259)
Common shares in treasury at cost, 4,119,934 and 4,107,191 shares, respectively	(85,168)	(85,024)

Total shareholders’ equity	160,538	160,480

	$2,136,805	$2,177,740

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

INTEREST INCOME
Loans	$18,024	$20,387	$53,840	$61,208
Investment securities
Available for sale	4,123	5,523	13,751	15,662
Held to maturity	4,357	3,795	11,485	12,054
FRB and FHLB stock	191	257	387	500
Federal funds sold	0	7	0	8
Deposits with other banks	27	11	46	30

Total interest income	26,722	29,980	79,509	89,462

INTEREST EXPENSE
Deposits
Savings, NOW and money market	872	2,011	2,940	4,710
Time	1,933	3,062	6,148	12,434
Securities sold under agreements to repurchase
- customers	79	419	282	1,507
- dealers	0	382	0	1,115
Federal funds purchased	2	197	43	776
Commercial paper	15	99	55	411
Short-term borrowings - FHLB	0	470	11	996
Short-term borrowings - FRB	131	1	356	2
Short-term borrowings - other	0	9	1	28
Long-term borrowings - FHLB	1,197	1,107	3,453	2,906
Long-term borrowings - subordinated debentures	523	523	1,570	1,570

Total interest expense	4,752	8,280	14,859	26,455

Net interest income	21,970	21,700	64,650	63,007

Provision for loan losses	6,950	1,950	19,950	6,100

Net interest income after provision for loan losses	15,020	19,750	44,700	56,907

Total noninterest income	11,735	7,243	33,337	24,487

Total noninterest expenses	23,177	21,677	67,372	62,973

Income before income taxes	3,578	5,316	10,665	18,421

Provision for income taxes	1,180	1,531	3,880	6,464

Net income	2,398	3,785	6,785	11,957
Dividends on preferred shares and accretion	646	0	2,125	0

Net income available to common shareholders	$1,752	$3,785	$4,660	$11,957

Average number of common shares outstanding
Basic	18,106,491	18,015,871	18,104,057	17,972,517
Diluted	18,120,412	18,226,811	18,192,585	18,219,375

Net income available to common shareholders, per average common share
Basic	$0.10	$0.21	$0.26	$0.67
Diluted	0.10	0.21	0.26	0.66

Dividends per common share	0.09	0.19	0.47	0.57

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net Income	$2,398	$3,785	$6,785	$11,957

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gains (losses) on available for sale securities and other investments arising during the year	2,664	(2,727)	4,352	(6,531)
Reclassification adjustment for (gains) losses included in net income	(666)	645	(2,818)	923

Reclassification adjustment for amortization of:
Prior service cost	9	9	27	27
Net actuarial losses	532	228	1,404	689

Other comprehensive income (loss)	2,539	(1,845)	2,965	(4,892)

Comprehensive income (loss)	$4,937	$1,940	$9,750	$7,065

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2009	2008

Preferred Stock
Balance at January 1,	$39,440	$0
Discount accretion	550	0

Balance at September 30,	$39,990	$0

Common Stock
Balance at January 1,	$22,203	$21,278
Common shares issued under stock incentive plan	24	684

Balance at September 30,	$22,227	$21,962

Warrants to Purchase Common Stock
Balance at January 1, and September 30,	$2,615	$0

Capital Surplus
Balance at January 1,	$178,417	$168,869
Common shares issued under stock incentive plan and related tax benefits	185	7,287
Stock option compensation expense	99	0

Balance at September 30,	$178,701	$176,156

Retained Earnings
Balance at January 1,	$19,088	$17,538
Adjustment upon adoption of EITF 06-4 effective January 1, 2008	0	(726)

Balance at January 1, as adjusted	19,088	16,812
Net income	6,785	11,957
Cash dividends paid - preferred shares	(1,353)	0
Cash dividends paid - common shares	(8,503)	(10,249)
Discount accretion on series A preferred stock	(550)	0

Balance at September 30,	$15,467	$18,520

Accumulated Other Comprehensive Loss
Balance at January 1,	$(16,259)	$(10,812)
Other comprehensive income (loss), net of tax	2,965	(4,892)

Balance at September 30,	$(13,294)	$(15,704)

Treasury Stock
Balance at January 1,	$(85,024)	$(75,803)
Surrender of shares issued under stock incentive plan	(144)	(6,787)

Balance at September 30,	$(85,168)	$(82,590)

Total Shareholders’ Equity
Balance at January 1,	$160,480	$121,070
Net changes during the period	58	(2,726)

Balance at September 30,	$160,538	$118,344

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2009	2008

Operating Activities
Net Income	$6,785	$11,957

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	19,950	6,100
Depreciation and amortization of premises and equipment	1,679	1,882
Securities (gains) losses	(5,160)	1,684
Income from life insurance policies, net	(1,094)	(852)
Deferred income tax (benefit) provision	(2,076)	2,680
Proceeds from sale of loans	492,589	346,302
Gains on sales of loans, net	(7,146)	(6,670)
Originations of loans held for sale	(487,822)	(336,247)
Amortization of premiums on securities	1,386	304
Accretion of discounts on securities	(1,035)	(529)
Decrease (Increase) in accrued interest receivable	776	(1,289)
Decrease in accrued interest payable	(509)	(1,348)
Increase in accrued expenses and other liabilities	24,538	6,482
Increase in other assets	(2,041)	(6,906)
(Gain) Loss on other real estate owned	(39)	360
Other, net	0	674

Net cash provided by operating activities	40,781	24,584

Investing Activities
Purchase of premises and equipment	(641)	(1,363)
Net increase in interest-bearing deposits with other banks	(7,171)	(2,793)
Net decrease (increase) in loans held in portfolio	21,254	(31,914)
Net increase in short-term factored receivables	(42,870)	(1,412)
Decrease in other real estate	1,284	1,447
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	60,172	49,248
Purchases of securities - held to maturity	(183,996)	0
Proceeds from calls of securities - held to maturity	30,000	0
Proceeds from calls/sales of securities - available for sale	366,526	0
Proceeds from prepayments, redemptions or maturities of securities - available for sale	95,607	180,897
Purchases of securities - available for sale	(285,516)	(341,837)
Proceeds from redemptions or maturities of securities - FHLB & FRB stock	3,375	9,581
Purchases of securities - FHLB & FRB Stock	(503)	(17,820)
Cash paid in acquisition	(21,333)	0

Net cash provided by (used in) investing activities	36,188	(155,966)

Financing Activities
Net increase (decrease) in noninterest-bearing demand deposits	5,819	(48,979)
Net (decrease) increase in savings, NOW and money market deposits	(18,376)	132,291
Net increase (decrease) in time deposits	63,258	(160,836)
Decrease in Federal funds purchased	(105,325)	(10,000)
Net increase in securities sold under agreements to repurchase	11,294	4,283
Net (decrease) increase in commercial paper and other short-term borrowings	(34,590)	79,811
Increase in long-term borrowings	10,000	110,000
Proceeds from exercise of stock options	163	900
Cash dividends paid on preferred stock	(1,353)	0
Cash dividends paid on common stock	(8,503)	(10,249)

Net cash (used in) provided by financing activities	(77,613)	97,221

Net decrease in cash and due from banks	(644)	(34,161)
Cash and due from banks - beginning of period	31,832	66,412

Cash and due from banks - end of period	$31,188	$32,251

Supplemental disclosures:
Interest paid	$15,368	$27,802
Income taxes paid	5,746	8,809

Loans held for sale transferred to portfolio	0	3,619
Loans transferred to other real estate	1,538	2,128
Due to brokers on purchases of securities - AFS	5,000	0
Due to brokers on purchases of securities - HTM	613	0

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

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) which, effective for all interim and annual periods ending after September 15, 2009, principally consist of the Financial Accounting Standards Board Accounting Standards Codification (“FASB Codification”). FASB Codification Topic 105: Generally Accepted Accounting Principles establishes the FASB codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the FASB Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the FASB Codification is superseded and deemed non-authoritative.

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally Sterling National Bank and its subsidiaries (the “bank”), after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended September 30, 2009 and 2008 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary. Actual results could differ from management’s current estimates as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty inherent in these significant estimates. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as other-than-temporary declines in the value of securities and the accounting for income taxes. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current presentation.

Fair Value Measurements. On January 1, 2008, the Company adopted the provisions of FASB Codification Topic 820: Fair Value Measurements which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements (See Note 9. Fair Value Measurements). The Company also adopted FASB Codification Topic 825: Financial Instruments on January 1, 2008 but did not elect the fair value option for any of its financial assets or financial liabilities.

Note 2. Loans
The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30, 2009	December 31, 2008

	(in thousands)
Loans held for sale, net of valuation reserve ($-0- at September 30, 2009 and at December 31, 2008)
Real estate-residential mortgage	$25,782	$23,403

Loans held in portfolio
Commercial and industrial	$544,872	$533,613
Lease financing receivables	238,425	290,656
Factored receivables	152,279	89,365
Real estate-residential mortgage	134,023	142,135
Real estate-commercial mortgage	103,785	96,883
Real estate-construction and land development	24,112	25,249
Loans to individuals	13,660	18,959
Loans to depository institutions	25,000	25,000

Loans held in portfolio, gross	1,236,156	1,221,860
Less unearned discounts	28,368	37,275

Loans held in portfolio, net of unearned discounts	$1,207,788	$1,184,585

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Investment Securities

The following tables present information regarding securities available for sale:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$2,963	$38	$0	$3,001
CMO’s (Federal Home Loan Mortgage Corporation)	5,695	165	0	5,860
CMO’s (Government National Mortgage Association)	4,861	0	83	4,778
Federal National Mortgage Association	20,237	971	0	21,208
Federal Home Loan Mortgage Corporation	11,031	323	0	11,354
Government National Mortgage Association	13,137	394	1	13,530

Total mortgage-backed securities	57,924	1,891	84	59,731

Agency Notes
Federal National Mortgage Association	20,296	0	292	20,004
Federal Home Loan Bank	45,000	133	78	45,055
Federal Farm Credit Bank	24,998	0	243	24,755

Total obligations of U.S. government corporations and government sponsored enterprises	148,218	2,024	697	149,545

Obligations of state and political institutions	22,944	1,660	0	24,604
Single-issuer, trust preferred securities	5,603	103	527	5,179
Corporate debt securities	146,318	1,542	134	147,726
Other securities	44	11	0	55

Total	$323,127	$5,340	$1,358	$327,109

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$8,771	$1	$72	$8,700
CMO’s (Federal Home Loan Mortgage Corporation)	22,276	60	223	22,113
CMO’s (Government National Mortgage Association)	6,610	0	45	6,565
Federal National Mortgage Association	100,712	2,116	40	102,788
Federal Home Loan Mortgage Corporation	37,719	832	15	38,536
Government National Mortgage Association	31,463	723	6	32,180

Total mortgage-backed securities	207,551	3,732	401	210,882

Agency Notes
Federal Home Loan Bank	153,977	1,224	526	154,675
Federal Farm Credit Bank	89,918	232	306	89,844

Total obligations of U.S. government corporations and government sponsored enterprises	451,446	5,188	1,233	455,401

Obligations of state and political institutions	23,058	567	219	23,406
Single-issuer, trust preferred securities	5,369	224	1,384	4,209
Corporate debt securities	9,962	0	238	9,724
Other securities	44	13	0	57

Total	$489,879	$5,992	$3,074	$492,797

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

September 30, 2009	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$11,265	$348	$0	$11,613
CMO’s (Federal Home Loan Mortgage Corporation)	17,645	626	0	18,271
Federal National Mortgage Association	112,433	4,915	1	117,347
Federal Home Loan Mortgage Corporation	72,961	2,459	23	75,397
Government National Mortgage Association	6,343	508	0	6,851

Total mortgage-backed securities	220,647	8,856	24	229,479

Agency Notes
Federal National Mortgage Association	87,143	611	175	87,579
Federal Home Loan Bank	19,846	79	69	19,856
Federal Home Loan Mortgage Corporation	20,000	33	58	19,975
Federal Farm Credit Bank	5,090	0	1	5,089

Total obligations of U.S. government corporations and government sponsored enterprises	352,726	9,579	327	361,978

Obligations of state and political institutions	42,532	2,970	0	45,502
Debt securities issued by foreign governments	250	0	0	250

Total	$395,508	$12,549	$327	$407,730

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2008	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$12,099	$11	$65	$12,045
CMO’s (Federal Home Loan Mortgage Corporation)	20,181	104	189	20,096
Federal National Mortgage Association	142,312	2,929	94	145,147
Federal Home Loan Mortgage Corporation	98,901	1,299	296	99,904
Government National Mortgage Association	7,384	339	0	7,723

Total mortgage-backed securities	280,877	4,682	644	284,915

Agency Notes
Federal Home Loan Bank	20,000	463	0	20,463

Total obligations of U.S. government corporations and government sponsored enterprises	300,877	5,145	644	305,378
Debt securities issued by foreign governments	250	0	0	250

Total	$301,127	$5,145	$644	$305,628

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Government National Mortgage Association)	$0	$0	$4,778	$83	$4,778	$83
Government National Mortgage Association	0	0	128	1	128	1

Total mortgage-backed securities	0	0	4,906	84	4,906	84

Agency Notes
Federal National Mortgage Association	20,004	292	0	0	20,004	292
Federal Home Loan Bank	14,978	22	9,944	56	24,922	78
Federal Farm Credit Bank	24,755	243	0	0	24,755	243

Total obligations of U.S. government corporations and government sponsored enterprises	59,737	557	14,850	140	74,587	697

Single-issuer, trust preferred securities	0	0	4,350	527	4,350	527
Corporate debt securities	38,901	134	0	0	38,901	134

Total	$98,638	$691	$19,200	$667	$117,838	$1,358

December 31, 2008

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$0	$0	$2,890	$72	$2,890	$72
CMO’s (Federal Home Loan Mortgage Corporation)	5,378	40	9,125	183	14,503	223
CMO’s (Government National Mortgage Association)	0	0	6,565	45	6,565	45
Federal National Mortgage Association	3,161	7	3,906	33	7,067	40
Federal Home Loan Mortgage Corporation	1,676	15	0	0	1,676	15
Government National Mortgage Association	0	0	133	6	133	6

Total mortgage-backed securities	10,215	62	22,619	339	32,834	401

Agency Notes
Federal Home Loan Bank	49,466	526	0	0	49,466	526
Federal Farm Credit Bank	9,694	306	0	0	9,694	306

Total obligations of U.S. government corporations and government sponsored enterprises	69,375	894	22,619	339	91,994	1,233

Obligations of state and political institutions	6,490	181	414	38	6,904	219
Single-issuer, trust preferred securities	2,784	1,115	709	269	3,493	1,384
Corporate debt securities	9,724	238	0	0	9,724	238

Total	$88,373	$2,428	$23,742	$646	$112,115	$3,074

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
Federal National Mortgage Association	$0	$0	$112	$1	$112	$1
Federal Home Loan Mortgage Corporation	0	0	2,818	23	2,818	23

Total mortgage-backed securities	0	0	2,930	24	2,930	24

Agency Notes
Federal National Mortgage Association	27,716	175	0	0	27,716	175
Federal Home Loan Bank	9,931	69	0	0	9,931	69
Federal Home Loan Mortgage Corporation	9,942	58	0	0	9,942	58
Federal Farm Credit Bank	5,090	1	0	0	5,090	1

Total	$52,679	$303	$2,930	$24	$55,609	$327

December 31, 2008

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$0	$0	$8,059	$65	$8,059	$65
CMO’s (Federal Home Loan Mortgage Corporation)	937	5	14,563	184	15,500	189
Federal National Mortgage Association	20,942	88	781	6	21,723	94
Federal Home Loan Mortgage Corporation	15,381	101	19,895	195	35,276	296

Total	$37,260	$194	$43,298	$450	$80,558	$644

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company invests principally in obligations of U.S. government corporations and government sponsored enterprises and other investment-grade securities. The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes. The Company determined that it is not more likely than not that the Company would be required to sell before anticipated recovery.

At September 30, 2009, approximately $153 million, representing approximately 21.2%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including trust preferred securities (21 issuers), corporate debt (16 issuers) and equity securities (8 issuers). These investments may pose a higher risk of future impairment charges as result of a continued deterioration of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At September 30, 2009, the Company held 2 mortgage-backed securities issued by U.S. government sponsored enterprises and 1 agency debt security, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. As a result, the unrealized losses are deemed to be temporary.

At September 30, 2009, the Company held 26 debt securities positions issued by commercial and industrial enterprises, in the available for sale portfolio, all of which are paying in accordance with their terms and have no deferrals of interest or principal. All of these debt securities mature within the next 16 months. Management performs an initial credit review prior to purchasing these securities and monitors their performance on a quarterly basis. Based upon management’s review of the issuers, their performance record for paying all principal and interest when due and the relatively short-term maturity of each issue, the unrealized losses are deemed to be temporary.

At September 30, 2009, the Company held 7 securities positions of single-issuer, trust preferred securities and 31 security positions of corporate debt securities issued by financial institutions, in the available for sale portfolio, all of which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a periodic basis, including a review of the issuers most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s third quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at September 30, 2009:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss

				(in thousands)

Sovereign Capital Trust V, 7.75%,
due 5/15/2036,	No	BBB+	$1,000	$971	$(29)
owned by Banco Santander Central Hispano	No

Sterling Bancorp Trust I, 8.375%,
due 3/31/2032	Yes	NA	979	903	(76)

NPB Capital Trust II, 7.85%,
due 9/30/2032	Yes	NA	127	112	(15)

VNB Capital Trust I, 7.75%,
due 12/15/2031	Yes	BBB-	22	22	0

HSBC Finance, 6.875%,
due 1/30/2033,	No	A	740	720	(20)
owned by HSBC Group, plc	No

Citigroup Capital VII, 7.125%,
due 7/31/2031	Yes	B+	1,508	1,203	(305)

Fleet Capital Trust VIII, 7.20%,
due 3/15/2032,	No	B	1,227	1,248	21
owned by Bank of America Corporation	Yes

			$5,603	$5,179	$(424)

At September 30, 2009, the Company held 3 mortgage-backed debt securities, in the held to maturity portfolio, that were in an unrealized loss position for more than 12 months. All of these securities were obligations of U.S. government corporations or government sponsored enterprises which guarantee principal and interest payments. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that it has the intent to hold these securities until their maturity and it is not more likely than not that the Company would be required to sell before anticipated recovery. As a result, the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at September 30, 2009, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalities.

Available for sale	Amortized Cost	Fair Value

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$2,963	$3,001
CMO’s (Federal Home Loan Mortgage Corporation)	5,695	5,860
CMO’s (Government National Mortgage Association)	4,861	4,778
Federal National Mortgage Association	20,237	21,208
Federal Home Loan Mortgage Corporation	11,031	11,354
Government National Mortgage Association	13,137	13,530

Total mortgage-backed securities	57,924	59,731

Agency Notes
Federal National Mortgage Association
Due after 5 years	20,296	20,004
Federal Home Loan Bank
Due within 1 year	5,000	5,015
Due after 5 years	40,000	40,040
Federal Farm Credit Bank
Due after 5 years	24,998	24,755

Total obligations of U.S. government corporations and government sponsored enterprises	148,218	149,545

Obligations of state and political institutions
Due within 1 year	115	116
Due after 1 year but within 5 years	11,689	12,437
Due after 5 years	11,140	12,051

Total obligations of state and political institutions	22,944	24,604

Single-issuer, trust preferred securities
Due after 5 years	5,603	5,179

Corporate debt securities
Due within 6 months	55,953	56,108
Due after 6 months but within 1 year	62,458	63,038
Due after 1 year but within 2 years	21,282	21,640
Due after 2 years but within 5 years	0	0
Due after 5 years	6,625	6,940

Total corporate debt securities	146,318	147,726

Other securities	44	55

Total	$323,127	$327,109

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$11,265	$11,613
CMO’s (Federal Home Loan Mortgage Corporation)	17,645	18,271
Federal National Mortgage Association	112,433	117,347
Federal Home Loan Mortgage Corporation	72,961	75,397
Government National Mortgage Association	6,343	6,851

Total mortgage-backed securities	220,647	229,479

Agency Notes
Federal National Mortgage Association
Due after 5 years	87,143	87,579
Federal Home Loan Bank
Due after 5 years	19,846	19,856
Federal Home Loan Mortgage Corporation
Due after 5 years	20,000	19,975
Federal Farm Credit Bank
Due after 5 years	5,090	5,089

Total obligations of U.S. government corporations and government sponsored enterprises	352,726	361,978

Obligations of state and political institutions
Due after 5 years	42,532	45,502

Total obligations of state and political institutions	42,532	45,502

Debt securities issued by foreign governments
Due within 1 year	250	250

Total	$395,508	$407,730

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information regarding sales and/or calls of the available for sale securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)

Proceeds	$143,682	$0	$396,526	$0
Gross gains	1,221	0	5,160	0
Gross losses	0	0	0	0

There were no sales and/or calls of held to maturity securities in 2009 or 2008.

During the three months ended September 30, 2008, the Company incurred an other-than-temporary impairment charge of approximately $1.2 million on a corporate debt security that was recorded in securities losses. The charge resulted from management’s regular review of the investment portfolio and reduced the carrying amount of the security to approximately $2.6 million. This corporate debt security was sold in October 2008 at a price equal to its reduced carrying amount.

In addition, in the second quarter 2008, the Company incurred an other-than-temporary charge of approximately $507 thousand against a single-issuer, investment grade trust preferred security that was recorded in securities losses. The charge resulted from management’s regular review of the valuation of the investment portfolio and reduced the carrying amount of the security to approximately $493 thousand. This trust preferred security was sold in June 2009 at a price in excess of its reduced carrying amount, resulting in a $233,000 gain.

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank of New York, and/or the Federal Reserve Bank of New York, and/or other purposes required or permitted by law.

Note 4. Noninterest income and expenses
The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	$4,997	$4,348	$13,098	$11,712
Service charges on deposit accounts	1,553	1,346	4,296	4,029
Trade finance income	569	459	1,411	1,258
Other customer related fees	248	223	725	836
Mortgage banking income	2,505	1,469	7,152	6,670
Trust fees	110	136	366	395
Income from life insurance policies	280	289	828	852
Securities gains (losses)	1,221	(1,177)	5,160	(1,684)
Gain (Loss) on other real estate owned	19	(58)	39	(361)
Other income	233	208	262	780

Total noninterest income	$11,735	$7,243	$33,337	$24,487

NONINTEREST EXPENSES
Salaries	$9,960	$9,617	$29,934	$28,456
Employee benefits	3,206	2,411	9,151	7,499

Total personnel expense	13,166	12,028	39,085	35,955
Occupancy and equipment expenses, net	2,806	2,919	8,381	8,702
Advertising and marketing	916	740	2,596	2,728
Professional fees	1,847	2,644	4,870	5,882
Communications	429	450	1,295	1,311
Deposit insurance	1,195	243	3,059	512
Other expenses	2,818	2,653	8,086	7,883

Total noninterest expenses	$23,177	$21,677	$67,372	$62,973

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 5. Employee Benefit Plans
The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)

Service cost	$620	$510	$1,626	$1,503
Interest cost	959	809	2,467	2,313
Expected return on plan assets	(760)	(714)	(1,906)	(2,009)
Amortization of prior service cost	17	17	50	50
Recognized actuarial loss	974	415	2,570	1,255

Net periodic benefit cost	$1,810	$1,037	$4,807	$3,112

The Company has contributed approximately $2.0 million to the defined benefit pension plan in 2009.

Note 6. Income Taxes
The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal tax returns for the years 2002 through 2004 and has issued a report disallowing certain bad debt deductions arising from the worthlessness of loans made to customers. The Company, assisted by outside counsel, has prepared a written protest which vigorously challenges all of the IRS findings and the Company will exercise its right to a conference with the Appeals Office of the IRS to discuss the issues and arguments raised in the Company’s protest. The Company and its outside counsel believe that the bad debt deductions were proper and that the position of the IRS is unsupportable as a matter of fact and law.

Note 7. Segment Reporting
The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2009 year-to-date average interest-earning assets were 61.2% loans (corporate lending was 67.6% and real estate lending was 27.6% of total loans, respectively) and 36.8% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 75% of loans are to borrowers located in the metropolitan New York area. In order to comply with the segment reporting guidance under U.S. GAAP, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

	(in thousands)
Three Months Ended September 30, 2009

Net interest income	$9,815	$4,967	$6,984	$21,766
Noninterest income	7,059	2,536	1,608	11,203
Depreciation and amortization	158	29	1	188
Segment income before income taxes	8,273	4,745	8,374	21,392
Segment assets	822,485	383,694	896,507	2,102,686

Three Months Ended September 30, 2008

Net interest income	$9,707	$5,223	$6,567	$21,497
Noninterest income	5,920	1,542	(834)	6,628
Depreciation and amortization	165	36	1	202
Segment income before income taxes	7,295	3,148	5,565	16,008
Segment assets	834,640	390,333	831,487	2,056,460

Nine Months Ended September 30, 2009

Net interest income	$28,493	$14,884	$20,701	$64,078
Noninterest income	18,740	7,274	5,983	31,997
Depreciation and amortization	513	106	2	621
Segment income before income taxes	20,382	13,510	25,876	59,768
Segment assets	822,485	383,694	896,507	2,102,686

Nine Months Ended September 30, 2008

Net interest income	$27,070	$15,753	$19,521	$62,344
Noninterest income	16,699	6,683	(410)	22,972
Depreciation and amortization	571	217	2	790
Segment income before income taxes	21,830	9,655	18,420	49,905
Segment assets	834,640	390,333	831,487	2,056,460

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
Net interest income:
Total for reportable operating segments	$21,766	$21,497	$64,078	$62,344
Other [1]	204	203	572	663

Consolidated net interest income	$21,970	$21,700	$64,650	$63,007

Noninterest income:
Total for reportable operating segments	$11,203	$6,628	$31,997	$22,972
Other [1]	532	615	1,340	1,515

Consolidated noninterest income	$11,735	$7,243	$33,337	$24,487

Income before taxes:
Total for reportable operating segments	$21,392	$16,008	$59,768	$49,905
Other [1]	(17,814)	(10,692)	(49,103)	(31,484)

Consolidated income before income taxes	$3,578	$5,316	$10,665	$18,421

Assets:
Total for reportable operating segments	$2,102,686	$2,056,460	$2,102,686	$2,056,460
Other [1]	34,119	32,430	34,119	32,430

Consolidated assets	$2,136,805	$2,088,890	$2,136,805	$2,088,890

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 8. Accumulated Other Comprehensive Income (Loss)

Information related to the components of accumulated other comprehensive income (loss) is as follows with related tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities, arising during the period:
Before tax	$4,878	$(4,970)	$7,968	$(11,909)
Tax effect	(2,214)	2,243	(3,616)	5,378

Net of tax	2,664	(2,727)	4,352	(6,531)

Reclassification adjustment for securities (gains) losses included in net income:
Before tax	(1,221)	1,177	(5,160)	1,684
Tax effect	555	(532)	2,342	(761)

Net of tax	(666)	645	(2,818)	923

Reclassification adjustment for amortization of prior service cost:
Before tax	17	17	50	50
Tax effect	(8)	(8)	(23)	(23)

Net of tax	9	9	27	27

Reclassification adjustment for amortization of net actuarial losses:
Before tax	974	415	2,570	1,255
Tax effect	(442)	(187)	(1,166)	(566)

Net of tax	532	228	1,404	689

Other comprehensive income (loss)	$2,539	$(1,845)	$2,965	$(4,892)

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

FASB Codification Topic 820: Fair Value Measurements and Disclosures establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair values hierarchy is as follows:

•

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Examples of financial instruments generally included in this level are U.S. Treasury securities, equity and trust preferred securities that trade in active markets and listed derivative instruments.

•

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. Examples of financial instruments generally included in this level are corporate debt, mortgage-backed certificates issued by U.S. government corporations and government sponsored enterprises, equity securities that trade in less active markets and certain derivative instruments.

•

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own judgments about the assumptions that market participants would use in pricing the assets or liabilities. Examples of financial instruments generally included in this level are private equities, certain loans held for sale and other alternative investments.

In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters. Fair value of loans held for sale is based upon internally developed models that primarily use as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the 2008 Form 10-K.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Financial Assets and Financial Liabilities: The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2009 (in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$-	$59,731	$-	$59,731
Agency Notes	-	89,814	-	$89,814

Total obligations of U.S. government corporations and government sponsored enterprises	-	149,545	-	149,545
Obligations of state and political institutions	-	24,604	-	24,604
Single-issuer, trust preferred securities	5,179	-	-	5,179
Corporate debt securities	-	147,726	-	147,726
Equity and other securities	55	-	-	55

Total marketable securities	$5,234	$321,875	$-	$327,109

Other investments	$8,660	$5,393	$-	$14,053

December 31, 2008 (in thousands)

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$-	$210,882	$-	$210,882
Agency Notes	-	244,519	-	$244,519

Total obligations of U.S. government corporations and government sponsored enterprises	-	455,401	-	455,401
Obligations of state and political institutions	-	23,406	-	23,406
Single-issuer, trust preferred securities	4,209	-	-	4,209
Corporate debt securities	-	9,724	-	9,724
Equity and other securities	57	-	-	57

Total marketable securities	$4,266	$488,531	$-	$492,797

Other investments	$7,266	$3,116	$-	$10,382

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

	September 2009	December 31, 2008

	(in thousands)
Impaired loans	$3,741	$4,203

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the third quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using level 2 inputs based on observable market data or level 3 inputs based on customized discount criteria. Foreclosed assets measured at fair value upon initial recognition totaled $1.3 million (utilizing level 2 valuation inputs) during the three months ended September 30, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs in the allowance for loan losses totaling $331 thousand. Other than foreclosed assets measured at fair value upon initial recognition, two foreclosed properties were remeasured at fair value during the three months ended September 30, 2009 resulting in a $90 thousand charge to noninterest expense.

FASB Codification Topic 825:Financial Instruments requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. For those financial instruments that are not recorded at fair value in the Consolidated Balance Sheets, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value.

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

	September 30, 2009

	Carrying Amount	Fair Value

	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$31,188	$31,188
Interest-bearing deposits with other banks	21,119	21,119
Investment securities	722,617	734,839
Loans held for sale	25,782	25,782
Loans held in portfolio, net	1,188,689	1,169,434
Customers’ liability under acceptances	-	-
Accrued interest receivable	8,141	8,141
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,016,233	1,016,233
Time deposits	392,292	394,929
Securities sold under agreements to repurchase	55,628	55,628
Federal funds purchased	25,675	25,675
Commercial paper	14,692	14,692
Short-term borrowings-FRB	135,000	135,000
Other short-term borrowings	3,787	3,787
Acceptances outstanding	-	-
Accrued interest payable	1,529	1,529
Long-term borrowings	185,774	190,413

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 10. New Accounting Standards

On January 1, 2009, the Company adopted amendments to FASB Codification Topic 815: Derivatives and Hedging, which expand the disclosure requirements to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, U.S. GAAP requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of these amendments did not have a significant impact on the Company’s financial statements.

FASB Codification Topic 855: Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. U.S. GAAP specifies that (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii)disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluates subsequent events through the date that the financial statements are issued. Subsequent events guidance under U.S. GAAP became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB Codification Topic 860: Transfers and Servicing includes amendments to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments to U.S. GAAP guidance on transfer and servicing of financial assets eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial information about gains and losses (resulting from transfers) during the period. These amendments will be effective January 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

Amendments to FASB Codification Topic 810: Consolidation change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design as well as its ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The amendments to U.S. GAAP require additional disclosures about the reporting entity’s involvement with variable-interest entities, as well as any significant changes in risk exposure due to that involvement and its effect on the entity’s financial statements. These amendments will be effective January 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In April 2009, FASB issued the following Staff Positions that amended the FASB Codification:

Effective for the Company’s interim period ended June 30, 2009, FASB Codification Topic 820: Fair Value Measurements and Disclosures was amended to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. The amendments also provide guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of these amendments did not have a material impact on the Company’s financial statements.

FASB Codification Topic 825:Financial Instruments now requires enhanced disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of these amendments were effective for the Company’s interim period ending on June 30, 2009. Since the new requirements only enhance disclosure about fair value of financial instruments in interim periods, the adoption of these amendments did not have a material impact on the Company’s financial statements.

FASB Codification Topic 320: Investments-Debt and Equity Securities was amended to make the other-than-temporary impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. Existing U.S. GAAP regarding the recognition and measurement of other-than-temporary impairment of equity securities remains unchanged. The amendments were effective for the Company’s interim period ending on June 30, 2009, and their adoption did not have a material impact on the Company’s financial statements.

FASB Codification Topic 805:Business Combinations was amended to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Codification Topic 450: Contingencies. Certain guidance on accounting for contingencies in a business combination is no longer provided by U.S. GAAP. Instead, entities are required to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The amendments eliminate the requirement to disclose and estimate the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures specified in FASB Codification Topic 805. Under these amendments, contingent consideration arrangements of an acquiree that are assumed by the acquirer in a business combination should be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with U.S. GAAP on business combinations. The amendments to FASB Codification Topic 805: Business Combinations are effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank. Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.

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

For the nine months ended September 30, 2009, the bank’s average earning assets represented approximately 97.7% of the Company’s average earning assets. Loans represented 61.1% and investment securities represented 36.8% of the bank’s average earning assets for the first nine months of 2009.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 47 and 48. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 45 and 46.

Comparison of the Three Months Ended September 30, 2009 and 2008

The Company reported net income available to common shareholders for the three months ended September 30, 2009 of $1.8 million, representing $0.10 per share calculated on a diluted basis, compared to $3.8 million, or $0.21 per share calculated on a diluted basis, for the third quarter of 2008. The $2.0 million decrease in net income available to common shareholders was primarily due to a $5.0 million increase in the provision for loans losses, a $1.5 million increase in noninterest expenses and a $0.6 million increase in dividends and accretion related to the preferred shares issued to the U.S. Treasury under the TARP Capital Purchase Program, which more than offset a $4.5 million increase in noninterest income, a $0.3 million increase in net interest income and a lower provision for income taxes.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $22.3 million for the third quarter of 2009 compared to $21.8 million for the 2008 period. Net interest income benefitted from higher average loan balances, lower interest-bearing deposit balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yields on loans and investment securities, lower investment securities outstanding and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.53% for the third quarter of 2009 compared to 4.46% for the 2008 period. The net interest margin was impacted by the lower interest rate environment in 2009, the higher level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $27.1 million for the third quarter of 2009, down $3.0 million from the 2008 period. The tax-equivalent yield on interest-earning assets was 5.53% for the third quarter of 2009 compared to 6.19% for the 2008 period.

Interest earned on the loan portfolio decreased to $18.0 million for the third quarter of 2009 from $20.4 million in the prior year period. Average loan balances amounted to $1,189.0 million, an increase of $16.3 million from an average of $1,172.7 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $0.2 million increase in interest earned on loans. The decrease in the yield on the loan portfolio to 6.25% for the third quarter of 2009 from 6.99% for the 2008 period was primarily attributable to the lower interest rate environment in 2009 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $8.8 million for the third quarter of 2009 from $9.5 million in the prior year period. Average outstandings decreased to $726.9 million (36.8% of average earning assets) for the third quarter of 2009 from $755.4 million (38.8% of average earning assets) in the prior year period. The decrease reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio. The average life of the securities portfolio was approximately 4.6 years at September 30, 2009 compared to 7.1 years at September 30, 2008. The average yield in the investment securities portfolio decreased to 4.87% from 5.01% reflecting the impact of the above referenced asset/liability management strategy coupled with calls of higher yielding securities.

Total interest expense decreased by $3.5 million for the third quarter of 2009 from $8.3 million for the 2008 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower interest-bearing deposits.

Interest expense on deposits decreased to $2.8 million for the third quarter of 2009 from $5.1 million for the 2008 period, due to decreases in the cost of those funds and lower balances. The average rate paid on interest-bearing deposits was 1.23%, which was 84 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2009. Average interest-bearing deposits were $903.9 million for the third quarter of 2009 compared to $976.7 million for the prior year period, reflecting the Company’s strategy to reduce reliance on higher-priced deposits.

Interest expense on borrowings decreased to $1.9 million for the third quarter of 2009 from $3.2 million for the 2008 period, primarily due to lower rates paid for borrowed funds coupled with the benefit (reflected in the volume change) derived from the elimination of funding through dealer repurchase agreements and short-term Federal Home Loan Bank borrowings partially offset by increased short-term borrowings from the Federal Reserve Bank (reflected in the volume change). The average rate paid for borrowed funds was 1.58%, which was 107 basis points lower than the prior year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2009. Average borrowings increased to $490.8 million for the third quarter of 2009 from $482.4 million in the prior year period, reflecting greater reliance by the Company on wholesale funding.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 38), the provision for loan losses for the third quarter of 2009 was $7.0 million, compared to $2.0 million for the prior year period. Factors affecting the larger provision for the third quarter of 2009 included further deterioration of economic conditions during the quarter, a $4.3 million increase in net charge-offs, a $13.0 million increase in nonaccrual loans and growth in the loan portfolio.

Noninterest Income
Noninterest income increased to $11.7 million for the third quarter of 2009 from $7.2 million in the 2008 period. The increase principally resulted from the benefit derived from securities gains recognized in the 2009 third quarter compared to securities losses recognized in the 2008 period. Also contributing to the increase were higher income related to accounts receivable management and factoring services, higher mortgage banking income and higher service charges on deposit accounts. In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold in the third quarter approximately $82 million of securities with a weighted average life of approximately 3 years at a gain of $1.2 million. The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years. The 2008 amount was reduced by an other-than-temporary impairment charge for a debt security. The charge, which resulted from management’s regular review of the valuation of the investment portfolio, amounted to approximately $1.2 million and reduced the carrying amount of the security to $2.6 million. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009. Partially offsetting that benefit was the impact of reduced volume of billing by clients providing temporary staffing. The increase in mortgage banking income was due to higher volume of loans sold.

Noninterest Expenses
Noninterest expenses for the third quarter of 2009 increased $1.5 million when compared to the 2008 period. The increase was primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009 and higher deposit insurance and pension costs. Partially offsetting those increases was a reduction in professional fees. The increase in deposit insurance cost was primarily due to the significant increase in quarterly FDIC premium rates. On September 29, 2009, the FDIC amended its plan for returning the Deposit Insurance Fund (“DIF”) to its statutorily mandated minimum reserve ratio within eight years by, among other things, increasing assessment rates by a uniform three basis points effective January 1, 2011. In conjunction with the amended plan, the FDIC proposed a rule that would require insured institutions to prepay their estimated quarterly assessments through December 31, 2012 to strengthen the cash position of the DIF. The proposed rule would require the cash prepayment on December 30, 2009. The bank estimates that its prepayment would be approximately $8.0 million.

The increase in pension expense was primarily the result of a weaker return on plan assets during 2008. The Company’s defined benefit retirement plan was closed to new members effective as of January 3, 2007. There have been no new participants in the Company’s Supplemental Executive Retirement Plan (“SERP”). The defined benefit plan was replaced by an enhanced 401(k) contribution for new employees. The Company still has funding obligations related to the defined benefit retirement and SERP plans and will recognize retirement expense related to these plans in future years, which will be dependent on the return earned on plan assets, the level of interest rates, salary increases, employee turnover and other factors. The reduction in professional fees was primarily due to lower audit and examination expenses.

Provision for Income Taxes
The provision for income taxes for the third quarter of 2009 decreased to $1.2 million from $1.5 million for the third quarter of 2008. The decrease was primarily due to the lower level of pre-tax income in the 2009 period.

Comparison of the Nine Months Ended September 30, 2009 and 2008

The Company reported net income available to common shareholders for the nine months ended September 30, 2009 of $4.7 million, representing $0.26 per share calculated on a diluted basis, compared to $12.0 million, or $0.66 per share calculated on a diluted basis, for the first nine months of 2008. The $7.3 million decrease in net income available to common shareholders was primarily due to a $13.9 million increase in the provision for loan losses, a $4.4 million increase in noninterest expenses and a $2.1 million increase in dividends and accretion related to the preferred shares issued to the U.S. Treasury under the TARP Capital Purchase Program, which more than offset a $8.9 million increase in noninterest income, a $1.6 million increase in net interest income and a lower provision for income taxes.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $65.4 million for the first nine months of 2009 compared to $63.4 million for the 2008 period. Net interest income benefitted from higher average loan balances, lower interest-bearing deposit balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and investment securities, lower investment securities balances and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.58% for the first nine months of 2009 compared to 4.53% for the 2008 period. The net interest margin was impacted by the lower interest rate environment in 2009, the lower level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $80.2 million for the first nine months of 2009, down $9.6 million from the 2008 period. The tax-equivalent yield on interest-earning assets was 5.64% for the first nine months of 2009 compared to 6.45% for the 2008 period.

Interest earned on the loan portfolio decreased to $53.8 million for the first nine months of 2009 from $61.2 million for the prior year period. Average loan balances amounted to $1,185.0 million, an increase of $54.7 million from an average of $1,130.3 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $2.7 million increase in interest earned on loans. The yield on the loan portfolio decreased to 6.32% for the first nine months of 2009 from 7.46% for the 2008 period, which was primarily attributable to the lower interest rate environment in 2009 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $25.9 million for the first nine months of 2009 from $28.1 million in the prior year period. Average outstandings decreased to $712.2 million (36.8% of average earning assets) for the first nine months of 2009 from $745.6 million (39.4% of average earning assets) in the prior year period. The decrease reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio. The average life of the securities portfolio was approximately 4.6 years at September 30, 2009 compared to 7.1 years at September 30, 2008. The average yield on the investment securities portfolio decreased to 4.86% from 5.02%, reflecting the impact of the above referenced asset/liability management strategy coupled with calls of higher yielding securities.

Total interest expense decreased by $11.6 million for the first nine months of 2009 from $26.5 million for the 2008 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower interest-bearing deposit balances.

Interest expense on deposits decreased to $9.1 million for the first nine months of 2009 from $17.1 million for the 2008 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 1.35%, which was 96 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2009. Average interest-bearing deposits were $902.4 million for the first nine months of 2009 compared to $990.8 million for the prior year period, reflecting the Company’s strategy to reduce reliance on higher-priced certificates of deposit.

Interest expense on borrowings decreased to $5.8 million for the first nine months of 2009 from $9.3 million for the 2008 period, primarily due to lower rates paid for borrowed funds coupled with the benefit (reflected in the volume change) derived from the elimination of funding through dealer repurchase agreements partially offset by increased short-term borrowings from the Federal Reserve Bank (reflected in the volume change). The average rate paid for borrowed funds was 1.60%, which was 135 basis points lower than the prior year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2009. Average borrowings increased to $482.9 million for the first nine months of 2009 from $421.8 million in the prior year period, reflecting greater reliance by the Company on wholesale funding.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 38), the provision for loan losses for the first nine months of 2009 was $20.0 million, compared to $6.1 million for the prior year period. Factors affecting the larger provision for the first nine months of 2009 included further deterioration of economic conditions during that period, a $11.8 million increase in net charge-offs, a $13.0 million increase in nonaccrual loans and growth in the loan portfolio.

Noninterest Income
Noninterest income increased to $33.3 million for the first nine months of 2009 from $24.5 million in the 2008 period. The increase principally resulted from securities gains recognized in the 2009 period compared to securities losses recognized in the 2008 period. Also contributing to the increase were higher income related to accounts receivable management and factoring services, higher mortgage banking income, and higher service charges on deposit accounts. In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $206 million of securities with a weighted average life of approximately 3.5 years. The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years. The 2008 amount was reduced by other-than-temporary impairment charges which resulted from management’s regular review of the investment portfolio. One charge, taken in the second quarter of 2008 for a single-issuer, investment grade trust preferred security, amounted to approximately $0.5 million and reduced the carrying amount of the security to $0.5 million. A second charge, taken in the third quarter of 2008 for a debt security, amounted to approximately $1.2 million and reduced the carrying amount of the security to $2.6 million. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009. Partially offsetting that benefit was the impact of reduced volume of billing by clients providing temporary staffing. The increase in mortgage banking income was due to higher volume of loans sold.

Noninterest Expenses
Noninterest expenses for the first nine months of 2009 increased $4.4 million when compared to the 2008 period. The increase was primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009 and higher deposit insurance and pension costs.

The increase in deposit insurance cost was due to a special assessment levied in the 2009 second quarter by the FDIC on all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s effort to rebuild the DIF. Deposit insurance expense during the nine months ended September 30, 2009 included a $1.0 million accrual related to the special assessment. Also contributing to the increase in deposit insurance costs was the significant increase in quarterly FDIC premium rates. On September 29, 2009, the FDIC amended its plan for rebuilding the DIF. Under the amended plan, the FDIC increased assessment rates by a uniform three basis points effective January 1, 2011 and will not impose additional special assessments in 2009. In conjunction with the amended plan, the FDIC proposed a rule that would require insured institutions to prepay the cash position of the DIF. The proposed rule would require the cash prepayment on December 30, 2009. The bank estimates that its prepayment would be approximately $8.0 million.

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

Provision for Income Taxes
The provision for income taxes for the first nine months of 2009 decreased to $3.9 million from $6.5 million for the first nine months of 2008. The decrease was primarily due to the lower level of pre-tax income in the 2009 period.

BALANCE SHEET ANALYSIS

Securities
At September 30, 2009, the Company’s portfolio of securities totaled $722.6 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $502.3 million, (69.5% of total investment securities), corporate debt securities amounted to $147.7 million (20.4% of total investment securities) and obligations of states and political securities amounted to $67.1 million (9.3% of total investment securities). The Company has the intent and ability to hold to maturity securities classified as “held to maturity”. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on “held to maturity” securities were $12.5 million and $0.3 million, respectively. Securities classified as “available for sale” may be sold in the future, prior to maturity. These securities are carried at estimated fair value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. “Available for sale” securities included gross unrealized gains of $5.3 million and gross unrealized losses of $1.4 million. After reviewing all investment securities the Company holds in order to determine if the decline in the fair value of any security appears to be other-than-temporary, management expects to realize all of its investment upon the maturity of such instruments and, thus, believes that any fair value impairment is temporary. Management has made an evaluation it is not more likely than not that the Company would be required to sell before anticipated recovery of the full carrying value of its investment.

In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $206 million of securities with a weighted average life of approximately 3.5 years during the first nine months of 2009. The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield

September 30, 2009	AFS	HTM	AFS	HTM

Mortgage-backed securities	3.8 Years	2.8 Years	4.51%	4.48%
Agency notes (with original call dates ranging between 3 and 36 months)	10.3 Years	5.8 Years	5.08%	5.45%
Corporate debt securities	1.7 Years	-	4.76%	-
Obligations of state and political subdivisions	5.2 Years	9.3 Years	6.04%[1]	6.38%[1]

[1] tax equivalent

The following table sets forth the composition of the Company’s investment securities by type, with related values:

	September 30, 2009		December 31, 2008

	Balances	% of Total	Balances	% of Total

	(in thousands)
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$14,266	1.97%	$20,799	2.62%
CMO’s (Federal Home Loan Mortgage Corporation)	23,505	3.25	42,294	5.33
CMO’s (Government National Mortgage Association)	4,778	0.66	6,565	0.83
Federal National Mortgage Association	133,641	18.49	245,100	30.87
Federal Home Loan Mortgage Corporation	84,315	11.67	137,437	17.31
Government National Mortgage Association	19,873	2.75	39,564	4.98

Total mortgage-backed securities	280,378	38.79	491,759	61.94

Agency Notes
Federal National Mortgage Association	107,147	14.83	0	0.00
Federal Home Loan Bank	64,901	8.98	174,675	22.00
Federal Home Loan Mortgage Corporation	20,000	2.77	0	0.00
Federal Farm Credit Bank	29,845	4.13	89,844	11.32

Total obligations of U.S. government corporations and government sponsored enterprises	502,271	69.50	756,278	95.26

Obligations of state and political institutions	67,136	9.29	23,406	2.95
Single-issuer, trust preferred securities	5,179	0.72	4,209	0.53
Corporate debt securities	147,726	20.44	9,724	1.22
Other securities	55	0.01	57	0.01

Total marketable securities	722,367	99.96	793,674	99.97
Debt securities issued by foreign governments	250	0.04	250	0.03

Total	$722,617	100.00%	$793,924	100.00%

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

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 56% of all loans. Loans in this category are typically made to small- and medium-sized businesses and range between $25,000 and $10 million. The Company’s real estate mortgage portfolio, which represents approximately 23% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 17% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30,

	2009		2008

	(dollars in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$543,443	44.05%	$510,653	42.59%
Lease financing receivables	211,697	17.16	256,062	21.36
Factored receivables	152,068	12.33	111,921	9.33
Real estate - residential mortgage	159,805	12.96	160,307	13.37
Real estate - commercial mortgage	103,785	8.41	96,275	8.03
Real estate - construction and land development	24,112	1.95	25,481	2.13
Loans to individuals	13,660	1.11	18,214	1.52
Loans to depository institutions	25,000	2.03	20,000	1.67

Loans, net of unearned discounts	$1,233,570	100.00%	$1,198,913	100.00%

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

During the first nine months of 2009, conditions across many segments of the economy continued to deteriorate, adversely affecting the financial condition of our small business borrowers as well as the value of our collateral. As a result of the adverse effects of existing economic conditions, nonaccrual loans increased $13.0 million during the first nine months of 2009 (primarily reflecting a $10.9 million increase in nonaccrual lease financing receivables), and charge-offs for the first nine months of 2009 were $11.8 million higher than for the corresponding period in 2008 (primarily reflecting a $11.2 million increase in charge-offs for lease financing receivables). The Company experienced a disruption in our collection efforts due to resignations, during the first quarter of 2009, of our collection manager and other members of the collection staff, which also resulted in increases in charge-offs and nonaccruals during the first nine months of 2009. We have since upgraded our collection staff, intensified our collection activities, tightened our credit standards and enhanced other credit evaluation criteria. Nevertheless, continuation and/or worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	September 30,

	2009	2008

	(in thousands)
Gross loans	$-	$-

Nonaccrual loans
Commercial and industrial	$3,809	$1,287
Lease financing receivables	13,276	2,411
Factored receivables	-	-
Real estate-residential mortgage	2,609	2,983
Real estate-commercial mortgage	-	-
Real estate-construction and land development	-	-
Loans to individuals	100	95

Total nonaccrual loans	19,794	6,776

Other real estate owned	1,837	1,991

Total non-performing assets	$21,631	$8,767

Loans past due 90 days or more and still accruing	$1,523	$976

At September 30, 2009, commercial and industrial nonaccruals represented 0.70% of commercial and industrial loans. There were 45 loans made to small business borrowers located in 5 states with balances ranging between approximately $9,700 and $254,000.

At September 30, 2009, lease financing nonaccruals represented 6.27% of lease financing receivables. The lessees of the equipment are located in 35 states. There were 281 leases ranging between approximately $400 and $345,100, 259 of which were under $100,000. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At September 30, 2009, residential real estate nonaccruals represented 1.95% of residential real estate loans held in portfolio. There were 15 loans ranging between approximately $10,000 and $332,000 secured by properties located in 10 states.

At September 30, 2009, other real estate owned consisted of 8 properties with values between approximately $42,000 and $499,000 located in 4 states.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews; the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process and peer group comparisons. The impact of this other data might result in an allowance greater than that indicated by the evaluation process previously described. The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by FASB Codification Topic 310: Receivables. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance. At September 30, 2009, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.58% and the allowance was $19.1 million. At such date, the Company’s nonaccrual loans amounted to $19.8 million. Loans 90 days past due and still accruing amounted to $1.5 million. At September 30, 2009, loans judged to be impaired under U.S. GAAP guidance on receivables, amounted to $3.7 million and had a valuation allowance totaling $601 thousand, which is included within the overall allowance for loan losses. Included in the impaired loans are $3.2 million in accruing impaired restructured loans as defined by U.S. GAAP guidance on receivables, with allowances for loan impairment of $438 thousand. Based on the foregoing, as well as management’s judgment as to the current risk in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of September 30, 2009. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first nine months of 2009. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $8.2 million and $2.3 million at September 30, 2009 and September 30, 2008, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(dollars in thousands)

Average loans held in portfolio, net of unearned discounts, during period	$1,144,597	$1,154,487	$1,141,475	$1,106,021

Allowance for loan losses:
Balance at beginning of period	$18,134	$15,480	$16,010	$15,085

Charge-offs:
Commercial and industrial	1,230	675	2,107	1,963
Lease financing receivables	4,517	992	14,144	2,959
Factored receivables	69	54	378	249
Real estate - residential mortgage	41	0	41	15
Real estate - commercial mortgage	0	0	0	0
Real estate - construction and land development	0	0	0	0
Loans to individuals	0	0	0	0

Total charge-offs	5,857	1,721	16,670	5,186

Recoveries:
Commercial and industrial	7	183	23	294
Lease financing receivables	79	110	221	271
Factored receivables	15	6	38	21
Real estate - residential mortgage	102	61	102	61
Real estate - commercial mortgage	0	0	0	0
Real estate - construction and land development	0	0	0	0
Loans to individuals	0	0	0	69

Total recoveries	203	360	384	716

Subtract:
Net charge-offs	5,654	1,361	16,286	4,470

Provision for loan losses	6,950	1,950	19,950	6,100

Less losses on transfers to other real estate owned	331	336	575	982

Balance at end of period	$19,099	$15,733	$19,099	$15,733

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	1.98%	0.47%	1.90%	0.54%

The following table presents the Company’s allocation of the allowance for loan losses. This allocation is based on estimates by management and may vary from period to period based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company’s loans held in portfolio may not necessarily be indicative of actual future charge-offs in that loan category.

	September 30, 2009		December 31, 2008

	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio

	(dollars in thousands)

Domestic

Commercial and industrial	$5,613	44.99%	$5,530	44.87%
Loans to depository institutions	0	2.07	88	2.11
Lease financing receivables	9,909	17.53	6,130	21.59
Factored receivables	977	12.59	933	7.52
Real estate - residential mortgage	1,580	11.10	2,355	12.00
Real estate - commercial mortgage	614	8.59	674	8.18
Real estate - construction and land development	145	2.00	175	2.13
Loans to individuals	82	1.13	88	1.60
Unallocated	179	0.00	37	0.00

Total	$19,099	100.00%	$16,010	100.00%

During 2009, the allowance for loan losses increased $3.1 million from $16.0 million at December 31, 2008 primarily due to an increase of $3.8 million in the allowance allocated to lease financing receivables partially offset by a reduction of $0.8 million in the allowance allocated to residential mortgage loans. The allowance allocated to lease financing receivables increased primarily as a result of increased losses and nonaccrual levels experienced in that category in 2009. The reduction in the allowance allocated to residential mortgage loans was primarily the result of lower anticipated losses in the portfolio based on the improved quality of loans in the portfolio.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	September 30,

	2009		2008

	(dollars in thousands)
	Balances	% of Total	Balances	% of Total

Domestic
Demand	$470,404	33.40%	$452,044	31.94%
NOW	195,372	13.87	248,557	17.56
Savings	18,195	1.29	17,597	1.24
Money market	332,262	23.59	333,583	23.57
Time deposits	391,713	27.81	362,776	25.65

Total domestic deposits	1,407,946	99.96	1,414,557	99.96
Foreign
Time deposits	579	0.04	577	0.04

Total deposits	$1,408,525	100.00%	$1,415,134	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 45 and 46.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 49. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”, which are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2009, the Company and the bank exceeded the requirements for “well capitalized” institutions.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended September 30,
(Unaudited)

(dollars in thousands)

	2009			2008

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-bearing deposits with other banks	$50,385	$27	0.21%	$2,920	$11	1.51%
Securities available for sale	320,494	3,903	4.87	409,132	5,308	5.19
Securities held to maturity	345,186	3,975	4.61	323,145	3,795	4.70
Securities tax-exempt [2]	61,254	969	6.33	23,078	351	6.08

Total investment securities	726,934	8,847	4.87	755,355	9,454	5.01
FRB and FHLB stock [2]	9,769	192	7.87	13,640	258	7.58
Federal funds sold	0	0	0.00	1,413	7	1.81
Loans, net of unearned discounts [3]	1,189,030	18,024	6.25	1,172,713	20,387	6.99

TOTAL INTEREST-EARNING ASSETS	1,976,118	27,090	5.53%	1,946,041	30,117	6.19%

Cash and due from banks	28,342			50,264
Allowance for loan losses	(20,307)			(16,367)
Goodwill	22,901			22,901
Other assets	118,990			105,424

TOTAL ASSETS	$2,126,044			$2,108,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,022	3	0.07%	$17,527	14	0.33%
NOW	180,753	106	0.23	251,271	633	1.00
Money market	329,485	763	0.92	307,879	1,364	1.76
Time	375,087	1,931	2.04	399,417	3,060	3.05
Foreign
Time	579	2	1.09	577	2	1.09

Total interest-bearing deposits	903,926	2,805	1.23	976,671	5,073	2.07

Borrowings
Securities sold under agreements to repurchase - customers	76,495	79	0.41	89,900	419	1.85
Securities sold under agreements to repurchase - dealers	0	0	0.00	62,977	382	2.41
Federal funds purchased	6,911	2	0.16	37,717	197	2.04
Commercial paper	13,448	15	0.43	18,331	99	2.15
Short-term borrowings - FHLB	0	0	0.00	90,295	470	2.07
Short-term borrowings - FRB	207,554	131	0.25	326	1	1.11
Short-term borrowings - other	1,989	0	0.00	1,162	9	2.88
Long-term borrowings - FHLB	158,592	1,197	2.99	155,870	1,107	2.84
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.37

Total borrowings	490,763	1,947	1.58	482,352	3,207	2.65

TOTAL INTEREST-BEARING LIABILITIES	1,394,689	4,752	1.35%	1,459,023	8,280	2.26%

Noninterest-bearing deposits	437,551			432,045
Other liabilities	136,814			101,593

Total liabilities	1,969,054			1,992,661
Shareholders’ equity	156,990			115,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,126,044			$2,108,263

Net interest income/spread		22,338	4.18%		21,837	3.93%

Net yield on interest-earning assets (margin)			4.53%			4.46%

Less: Tax equivalent adjustment		368			137

Net interest income		$21,970			$21,700

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Nine Months Ended September 30,
(Unaudited)

(dollars in thousands)

	2009			2008

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-bearing deposits with other banks	$29,761	$46	0.21%	$2,952	$30	1.34%

Securities available for sale	359,882	13,103	4.85	383,934	15,065	5.23
Securities held to maturity	312,075	10,974	4.69	340,313	12,054	4.72
Securities tax-exempt [2]	40,198	1,865	6.19	21,394	979	6.10

Total investment securities	712,155	25,942	4.86	745,641	28,098	5.02
FRB and FHLB stock [2]	9,700	390	5.37	11,139	503	6.02
Federal funds sold	0	0	0.00	593	8	1.81
Loans, net of unearned discounts [3]	1,185,025	53,840	6.32	1,130,268	61,208	7.46

TOTAL INTEREST-EARNING ASSETS	1,936,641	80,218	5.64%	1,890,593	89,847	6.45%

Cash and due from banks	30,115			55,133
Allowance for loan losses	(18,409)			(15,963)
Goodwill	22,901			22,901
Other assets	115,237			104,696

TOTAL ASSETS	$2,086,485			$2,057,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,105	15	0.11%	$18,633	48	0.34%
NOW	201,238	400	0.27	248,112	2,001	1.08
Money market	336,470	2,525	1.00	237,763	2,661	1.50
Time	346,034	6,143	2.37	485,709	12,429	3.42
Foreign
Time	578	5	1.09	576	5	1.09

Total interest-bearing deposits	902,425	9,088	1.35	990,793	17,144	2.31

Borrowings
Securities sold under agreements to repurchase - customers	76,159	282	0.49	87,192	1,507	2.31
Securities sold under agreements to repurchase - dealers	0	0	0.00	55,205	1,115	2.70
Federal funds purchased	25,390	43	0.23	41,976	776	2.43
Commercial paper	12,148	55	0.60	19,672	412	2.79
Short-term borrowings - FHLB	4,560	11	0.31	56,763	995	2.34
Short-term borrowings - FRB	184,249	356	0.26	197	2	1.63
Short-term borrowings - other	1,733	1	0.05	1,489	28	2.45
Long-term borrowings - FHLB	152,896	3,453	3.02	133,577	2,906	2.90
Long-term borrowings - sub debt	25,774	1,570	8.38	25,774	1,570	8.38

Total borrowings	482,909	5,771	1.60	421,845	9,311	2.95

TOTAL INTEREST-BEARING LIABILITIES	1,385,334	14,859	1.43%	1,412,638	26,455	2.50%

Noninterest-bearing deposits	423,825			425,912
Other liabilities	119,518			99,947

Total liabilities	1,928,677			1,938,497
Shareholders’ equity	157,808			118,863

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,086,485			$2,057,360

Net interest income/spread		65,359	4.21%		63,392	3.95%

Net yield on interest-earning assets (margin)			4.58%			4.53%

Less: Tax equivalent adjustment		709			385

Net interest income		$64,650			$63,007

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Three Months Ended September 30, 2009 to September 30, 2008

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$34	$(18)	$16

Securities available for sale	(1,094)	(311)	(1,405)
Securities held to maturity	255	(75)	180
Securities tax-exempt	603	15	618

Total investment securities	(236)	(371)	(607)

FRB and FHLB stock	(76)	10	(66)

Federal funds sold	(8)	0	(8)

Loans, net of unearned discounts [3]	233	(2,596)	(2,363)

TOTAL INTEREST INCOME	$(53)	$(2,975)	$(3,028)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$0	$(11)	$(11)
NOW	(141)	(386)	(527)
Money market	90	(691)	(601)
Time	(175)	(954)	(1,129)
Foreign
Time	0	0	0

Total interest-bearing deposits	(226)	(2,042)	(2,268)

Borrowings
Securities sold under agreements to repurchase - customers	(55)	(285)	(340)
Securities sold under agreements to repurchase - dealers	(382)	0	(382)
Federal funds purchased	(91)	(104)	(195)
Commercial paper	(21)	(63)	(84)
Short-term borrowings - FHLB	(469)	0	(469)
Short-term borrowings - FRB	132	(2)	130
Short-term borrowings - other	3	(12)	(9)
Long-term borrowings - FHLB	22	68	90
Long-term borrowings - sub debt	0	0	0

Total borrowings	(861)	(398)	(1,259)

TOTAL INTEREST EXPENSE	$(1,087)	$(2,440)	$(3,527)

NET INTEREST INCOME	$1,034	$(535)	$499

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

(in thousands)

	Increase/(Decrease) Nine Months Ended September 30, 2009 to September 30, 2008

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$60	$(44)	$16

Securities available for sale	(937)	(1,026)	(1,963)
Securities held to maturity	(1,007)	(73)	(1,080)
Securities tax-exempt	873	14	887

Total investment securities	(1,071)	(1,085)	(2,156)

FRB and FHLB stock	(63)	(50)	(113)

Federal funds sold	(8)	0	(8)

Loans, net of unearned discounts [3]	2,689	(10,057)	(7,368)

TOTAL INTEREST INCOME	$1,607	$(11,236)	$(9,629)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(1)	$(32)	$(33)
NOW	(327)	(1,274)	(1,601)
Money market	905	(1,041)	(136)
Time	(3,060)	(3,226)	(6,286)
Foreign
Time	0	0	0

Total interest-bearing deposits	(2,483)	(5,573)	(8,056)

Borrowings
Securities sold under agreements to repurchase - customers	(174)	(1,051)	(1,225)
Securities sold under agreements to repurchase - dealers	(1,115)	0	(1,115)
Federal funds purchased	(224)	(509)	(733)
Commercial paper	(118)	(239)	(357)
Short-term borrowings - FHLB	(508)	(476)	(984)
Short-term borrowings - FRB	358	(4)	354
Short-term borrowings - other	0	(27)	(27)
Long-term borrowings - FHLB	423	124	547
Long-term borrowings - sub debt	0	0	0

Total borrowings	(1,358)	(2,182)	(3,540)

TOTAL INTEREST EXPENSE	$(3,841)	$(7,755)	$(11,596)

NET INTEREST INCOME	$5,448	$(3,481)	$1,967

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums
(dollars in thousands)

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets):
The Company	$193,343	12.52%	$123,552	8.00%	$154,440	10.00%
The bank	166,184	10.77	123,409	8.00	154,261	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	174,092	11.27	61,776	4.00	92,664	6.00
The bank	146,933	9.53	61,704	4.00	92,557	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	174,092	8.28	84,093	4.00	105,116	5.00
The bank	146,933	7.00	83,910	4.00	104,888	5.00

As of December 31, 2008

Total Capital (to Risk-Weighted Assets):
The Company	$193,991	13.90%	$111,614	8.00%	$139,518	10.00%
The bank	154,619	11.05	111,924	8.00	139,905	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	177,825	12.75	55,807	4.00	83,711	6.00
The bank	138,453	9.90	55,962	4.00	83,943	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	177,825	8.60	82,663	4.00	103,328	5.00
The bank	138,453	6.69	82,779	4.00	103,474	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2009, presented on page 54, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of September 30, 2009, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2008, the model indicated the impact of 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.2% ($1.2 million) and a 2.1% ($2.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.4% ($0.4 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2008 was considered to be remote given then-current interest rate levels. As of September 30, 2009, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.8% ($1.9 million ) and a 3.3% ($3.5 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.0% ($1.2 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2009 was considered to be remote given then-current interest rate levels.

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

At September 30, 2009, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $14.7 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $53.1 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2009:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Long-Term Debt	$185,774	$40,000	$100,000	$-	$45,774
Operating Leases	51,373	7,803	8,915	8,786	25,869

Total Contractual Cash Obligations	$237,147	$47,803	$108,915	$8,786	$71,643

(1) Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2009:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Residential Loans	$24,640	$24,640	$-	$-	$-
Commercial Loans	12,051	457	4,660	-	6,934

Total Loans	36,691	25,097	4,660	-	6,934
Standby Letters of Credit	25,585	23,426	2,159	-	-
Other Commercial Commitments	45,313	44,472	-	-	841

Total Commercial Commitments	$107,589	$92,995	$6,819	$-	$7,775

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

Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Corporate Governance Guidelines, our Method for Interested Persons to Communicate with Non-Management Directors, our Excessive or Luxury Expenditures Policy and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, or our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years		Over 10 Years		Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$21,119	$0	$0		$0	$0		$0	$21,119
Investment securities	101,171	81,482	70,732		91,287	377,945		0	722,617
Commercial and industrial loans	500,443	20,336	18,692		5,401	0		(1,429)	543,443
Lease financing receivables	2,076	11,163	220,652		4,534	0		(26,728)	211,697
Factored receivables	152,279	0	0		0	0		(211)	152,068
Real estate-residential mortgage	34,232	62,280	14,733		23,407	25,153		0	159,805
Real estate-commercial mortgage	53,536	37,267	1,183		11,424	375		0	103,785
Real estate-construction and land development	0	0	24,112		0	0		0	24,112
Loans to individuals	13,660	0	0		0	0		0	13,660
Loans to depository institutions	25,000	0	0		0	0		0	25,000
Noninterest-earning assets & allowance for loan losses	0	0	0		0	0		159,499	159,499

Total Assets	903,516	212,528	350,104		136,053	403,473		131,131	2,136,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	0	0	18,195		0	0		0	18,195
NOW [1]	0	0	195,372		0	0		0	195,372
Money market [1]	283,308	0	48,954		0	0		0	332,262
Time - domestic	173,401	177,821	40,491		0	0		0	391,713
- foreign	184	395	0		0	0		0	579
Securities sold under agreement to repurchase - customer	55,628	0	0		0	0		0	55,628
Federal funds purchased	25,675	0	0		0	0		0	25,675
Commercial paper	14,692	0	0		0	0		0	14,692
Short-term borrowings - FHLB	0	0	0		0	0		0	0
Short-term borrowings - FRB	135,000	0	0		0	0		0	135,000
Short-term borrowings - other	3,787	0	0		0	0		0	3,787
Long-term borrowings - FHLB	0	40,000	100,000		20,000	0		0	160,000
Long-term borrowings - subordinated debentures	0	0	0		0	25,774		0	25,774
Noninterest-bearing liabilities & shareholders’ equity	0	0	0		0	0		778,128	778,128

Total Liabilities and Shareholders’ Equity	691,675	218,216	403,012		20,000	25,774		778,128	2,136,805

Net Interest Rate Sensitivity Gap	$211,841	$(5,688)	$(52,908)		$116,053	$377,699		$(646,997)	$0

Cumulative Gap September 30, 2009	$211,841	$206,153	$153,245		$269,298	$646,997		$0	$0

Cumulative Gap September 30, 2008 [3]	$(85,214)	$(142,695)	$(96,586)	$	N/A	$541,729	[2]	$0	$0

Cumulative Gap December 31, 2008 [3]	$(1,506)	$(119,864)	$(67,838)		$121,095	$620,719		$0	$0

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the third quarter of 2009. At September 30, 2009, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

The following exhibits are filed as part of this report:

3. (i)

Restated Certificate of Incorporation filed with the State of New York Department of State, October 28, 2004 (Filed as Exhibit 3 (i) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

(ii)

Certificate of Amendment of Certificate of Incorporation filed with the State of New York Department of State on December 18, 2008 (Filed as Exhibit 3 (ii) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

(iii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3 (ii) (A) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

11.	Statement Re: Computation of Per Share Earnings.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14 (a).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14 (a).

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date:	November 5, 2009	/s/	Louis J. Cappelli

Louis J. Cappelli Chairman and Chief Executive Officer

Date:	November 5, 2009	/s/	John W. Tietjen

John W. Tietjen Executive Vice President and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	59

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14 (a).	60

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14 (a).	61

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	62

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	63