Form 10-K
period 2009-12-31
STERLING BANCORP
filed 2010-02-25
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009	Commission File No. 1-5273-1

STERLING BANCORP
(Exact name of Registrant as specified in its charter)

New York	13-2565216
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

(212) 757-3300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, $1 par value per share	New York Stock Exchange
Cumulative Trust Preferred
Securities 8.375% (Liquidation Amount
$10 per Preferred Security) of Sterling
Bancorp Trust I and Guarantee of Sterling
Bancorp with respect thereto	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On June 30, 2009, the aggregate market value of the common equity held by non-affiliates of the Registrant was $139,325,077.

The Registrant has one class of common stock, of which 18,115,987 shares were outstanding at February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Sterling Bancorp’s definitive Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by ITEM 1A. RISK FACTORS on pages 18–29 and the section captioned “FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS” on page 33 and other cautionary statements set forth elsewhere in this report.

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

On April 3, 2009, Factors, a subsidiary of the bank, acquired substantially all of the assets and customer lists of DCD Capital, LLC and DCD Trade Services, LLC. The acquired assets and customer lists are now operating as a division of Factors under the name Sterling Trade Capital.

In September 2006, the business conducted by Sterling Financial Services Company, Inc. (“Sterling Financial”) was sold (see Note 2 beginning on page 72). The results of operations of Sterling Financial have been reported as a discontinued operation and all prior period amounts have been restated as appropriate. Segment information appears in Note 25 of the Company’s consolidated financial statements.

GOVERNMENT MONETARY POLICY

The Company is affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). An important objective of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. The Federal Reserve Board is currently using, and will continue to use, such instruments of monetary policy in its effort to strengthen market stability, improve the strength of financial institutions, and enhance market liquidity. The monetary policies of the Federal Reserve Board have in the past had a significant effect on operations of financial institutions, including the bank, and will continue to do so in the future. Changing conditions in the national economy and in the money markets make it difficult to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Company. Foreign activities of the Company are not considered to be material with predominantly all revenues and assets attributable to customers located in the United States. As of December 31, 2009, deposits of customers located outside the United States totaled $585 thousand.

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

For the year ended December 31, 2009, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 60.9% and investment securities represented 36.7% of the bank’s average earning assets in 2009.

Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management. The bank provides loans to small and medium-sized businesses. The businesses are diversified across industries, including commercial, industrial and financial companies, and government and non-profit entities. Loans generally range in size from $250 thousand to $15 million and can be tailored to meet customers’ specific long- and short-term needs, and include secured and unsecured lines of credit, business installment loans, business lines of credit, and debtor-in-possession financing. Loans are often collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets.

Through its factoring subsidiary, Factors, the bank provides accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate for the bookkeeping and collection services provided by Factors and, if applicable, its credit review of the client’s customer and assumption of customer credit risk. When Factors “factors” (i.e., purchases) an account receivable from a client, it records the receivable as an asset (included in “Loans held in portfolio, net of unearned discounts”), records a liability for the funds due to the client (included in “Accrued expenses and other liabilities”) and credits to noninterest income the nonrefundable factoring fee (included in “Accounts receivable management/factoring commissions and other fees”). Factors also may advance funds to its client prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees) and normally satisfying such advances by the collection of receivables. The accounts receivable factored are primarily for clients engaged in the apparel and textile industries.

Through a subsidiary, Sterling Resource Funding Corp., the bank provides financing and human resource business process outsourcing support services, exclusively for the temporary staffing industry. For over 25 years and throughout the United States, Resource Funding has provided full back-office, computer, tax and accounting services, as well as financing, to independently-owned staffing companies. The average contract term is 18 months for approximately 200 staffing companies.

As of December 31, 2009, the outstanding loan balance (net of unearned discounts) for commercial and industrial lending and factored receivables was $585.9 million, representing approximately 47.7% of the bank’s total loan portfolio.

There are no industry concentrations in the commercial and industrial loan portfolio that exceed 10% of gross loans. Approximately 78% of the bank’s loans are to borrowers located in the New York metropolitan area. The bank has no foreign loans.

Lease Financing. The bank offers lease financing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances full payout leases for various types of business equipment, written on a recourse basis—with personal guarantees of the principals, with terms generally ranging from 24 to 60 months. At December 31, 2009, the outstanding balance (net of unearned discounts) for lease financing receivables was $195.1 million, with a remaining average term of 32 months, representing approximately 15.9% of the bank’s total loan portfolio.

Residential and Commercial Mortgages. The bank’s real estate loan portfolio consists of real estate loans on one-to-four family residential properties, multi-family residential properties and nonresidential commercial properties. The residential mortgage banking and brokerage business is conducted through offices located principally in New York. Residential mortgage loans, substantially all of which are for single family residences, are focused on conforming credit, government insured FHA and other high quality loan products and are originated primarily in the New York metropolitan area, Virginia and other mid-Atlantic states, almost all of these for resale. In addition, the Company retains in portfolio fixed and floating rate residential mortgage loans, primarily on properties located in the New York metropolitan area, which were originated by its mortgage banking subsidiary. Commercial real estate lending, including financing on multi-family residential properties and nonresidential commercial properties, is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos. At December 31, 2009, the outstanding loan balance for real estate mortgage loans was $251.2 million, representing approximately 20.4% of the bank’s total loans outstanding.

Deposit Services. The bank attracts deposits from customers located primarily in the New York metropolitan area, offering a broad array of deposit products, including checking accounts, money market accounts, negotiable order of withdrawal (“NOW”) accounts, savings accounts, rent security accounts, retirement accounts, and certificates of deposit. The bank’s deposit services include account management and information, disbursement, reconciliation, collection and concentration, ACH and others designed for specific business purposes. The deposits of the bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act, as amended.

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

The composition of total revenues (interest income and non-interest income) of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,	2009	2008	2007

Interest and fees on loans	48%	53%	59%
Interest and dividends on investment securities	22	24	18
Other	30	23	23

	100%	100%	100%

At December 31, 2009, the bank and its subsidiaries had 565 full-time equivalent employees, consisting of 226 officers and 339 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

COMPETITION

There is intense competition in all areas in which the Company conducts its business. As a result of the deregulation of the financial services industry under the Gramm-Leach-Bliley Act of 1999, the Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these competitors have substantially greater resources and may have higher lending limits and provide a wider array of banking services than the Company does. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. The Company generally competes on the basis of level of customer service, responsiveness to customer needs, availability and pricing of products, and geographic location.

SUPERVISION AND REGULATION

General

The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting the shareholders of the parent company. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the bank. It is intended only to briefly summarize some material provisions. As of the date of this document, substantial changes to the regulatory framework applicable to the parent company and its subsidiaries are being considered by Congress and by U.S. bank regulatory agencies. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company.

Sterling is a bank holding company and a financial holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Federal Reserve Board. Sterling is also under the jurisdiction of the Securities and Exchange Commission (the “SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Sterling Bancorp is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “STL” and is subject to the rules of the NYSE for listed companies.

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

Bank Holding Company Regulation

The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring 5% or more of the voting stock of any company engaging in, activities other than (1) banking or managing or controlling banks, (2) furnishing services to or performing services for their subsidiaries, or (3) activities that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Pursuant to an election made under the Gramm-Leach-Bliley Act, the parent company has been designated as a financial holding company. As a financial holding company, Sterling may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are “financial in nature,” as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the United States Department of the Treasury (the “U.S. Treasury”) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. Under the Gramm-Leach-Bliley Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and sponsoring mutual funds and investment companies. Under the merchant banking authority added by the Gramm-Leach-Bliley Act, financial holding companies may invest in companies that engage in activities that are not otherwise permissible “financial” activities, subject to certain limitations, including that the financial holding company makes the investment with the intention of limiting the investment duration and does not manage the company on a day-to-day basis.

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

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, as of December 31, 2009, the bank could pay dividends of approximately $31.5 million to the parent company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the parent company and the bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

On December 23, 2008, the parent company issued Fixed Rate Cumulative Perpetual Preferred Shares Series A, liquidation preference of $1,000 per share (the “Series A Preferred Shares”), to the U.S. Treasury as a participant in the Capital Purchase Program under the Troubled Asset Repurchase Program (“TARP”). Under the terms of a letter agreement the parent company executed in connection with the preferred shares issuance, prior to December 23, 2011, unless the parent company has redeemed all such preferred shares or the U.S. Treasury has transferred all such preferred shares to a third party, the consent of the U.S. Treasury will be required for the parent company to increase the dividend on its common shares above a quarterly cash dividend of $0.19 per share.

For a discussion of additional restrictions on the parent company’s ability to pay dividends, see “Emergency Economic Stabilization Act of 2008” beginning on page 10.

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

The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in tiers, depending on type:

•

Core Capital (Tier 1). Currently, Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2). Currently, Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Bank holding companies currently are required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of their total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). National banks are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. The elements currently comprising Tier 1 capital and Tier 2 capital and the minimum Tier 1 capital and total capital ratios may in the future be subject to change, as discussed in greater detail below.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that have the highest supervisory rating. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The bank regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, current economic conditions, the global financial crisis and the likelihood, as described below, of increased formal capital requirements for banking organizations. In light of the foregoing, the Company and the bank expect that they will maintain capital ratios substantially in excess of these ratios.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than that indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2009, the Company and the bank were “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

In response to concerns relating to capital adequacy of large financial institutions, the Federal Reserve Board implemented the Supervisory Capital Assessment Program (the “SCAP”) under which all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. The results of the stress test were announced on May 7, 2009. Sterling was not required to undergo the stress test pursuant to the SCAP. In connection with the SCAP, banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed banks’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures.

On September 3, 2009, the U.S. Treasury issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord. Six of the core principles relate directly to bank capital requirements. The Treasury Policy Statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the BIS I and BIS II and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement repeatedly calls for higher and stronger capital requirements for bank and non-bank financial firms that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk.

The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

Following the issuance of the Treasury Policy Statement, on December 17, 2009, the Basel committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel committee may promulgate in the future.

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

Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank received a one-time assessment credit that can be applied against future premiums through 2010, subject to certain limitations. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. The bank paid a deposit insurance premium in 2009 amounting to $2.7 million.

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The bank paid a FICO assessment in 2009 amounting to $145 thousand. The FICO annualized assessment rate for the first quarter of 2010 is 1.06 cents per $100 of deposits.

The enactment of Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor through December 31, 2009. The temporary increase in deposit insurance coverage became effective on October 3, 2008. On May 20, 2009, the FDIC announced that the temporary increase in the basic deposit insurance limit has been extended through December 31, 2013.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC would (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.5%interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. Although the deposit insurance program was originally scheduled to expire on December 31, 2009, the FDIC implemented a final rule, effective as of October 1, 2009, extending the transaction account guarantee program by six months until June 30, 2010 (subject to the option of participating institutions to opt out of such six-month extension). The bank did not choose to opt out of the six-month extension. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per annum on amounts in covered accounts exceeding $250,000, payable quarterly. On December 5, 2008, the bank elected to participate in the deposit insurance program and declined, along with the parent company, to participate in the debt guarantee program.

On February 27, 2009, the Board of Directors of the FDIC adopted a final rule relating to a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 0.40% (preliminary) of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. The increased rates resulted in annualized assessment rates for institutions in the lowest risk category (“Risk Category I institutions”) ranging from 12–14 basis points up to 50 basis point for the highest risk category (“Risk Category IV institutions”). In February 2009, the FDIC adopted a final rule to amend the restoration plan and change the risk-based assessment system and set new assessment rates, and beginning April 1, 2009, the initial base assessment rates ranged from 12–16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. The base assessment rates are subject to adjustments based upon the institution’s ratio of (i) long-term unsecured debt to its domestic deposits, (ii) secured liabilities to domestic deposits and (iii) brokered deposits to domestic deposits (if greater than 10%). The stated purpose of these changes to assessment rates was to make the assessment system more sensitive to risk and more fair by limiting the subsidization of riskier institutions by safer institutions. In addition, on February 27, 2009, the FDIC adopted an interim rule that imposed an emergency special assessment rate of 20 basis points based on June 30, 2009 deposits, payable by all insured depository institutions on September 30, 2009, in addition to the base assessment rate changes described above. The FDIC may impose additional special assessments of up to 10 basis points thereafter if the deposit insurance reserve ratio falls. In May 2009, the FDIC adopted a final rule that imposed a 5 basis point special assessment on each institution’s assets minus Tier 1 capital (as of June 30, 2009). Such special assessment was collected on September 30, 2009. In October 2009, the FDIC passed a final rule extending the term of the restoration plan to eight years. Such final rule also included a provision that implements a uniform 3 basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the restoration plan. The FDIC will, at least semi-annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary to bring the fund’s reserve ratio back to at least 1.15% by the end of the eight year period of the restoration plan, propose rules to further increase assessment rates. Changes to the risk-based assessment system includes increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. In addition, on November 17, 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were collected by the FDIC on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5% annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized 3 basis point increase referred to in the following paragraph). The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009. Either an increase in the Risk Category of the bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

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

Emergency Economic Stabilization Act of 2008

In response to unprecedented market turmoil during the third quarter of 2008, the Emergency Economic Stabilization Act of 2008 was enacted on October 3, 2008. EESA authorizes the U.S. Treasury to provide up to $700 billion to support the financial services industry. Pursuant to the EESA, the U.S. Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program. Of this amount, the U.S. Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the U.S. Treasury. The Secretary’s authority under TARP was to expire on December 31, 2009, unless the Secretary certifies to Congress that extension is necessary provided that his authority may not extend beyond October 3, 2010. On December 9, 2009, the Secretary sent such a letter to the Congress, extending his authority under the TARP through October 3, 2010.

Pursuant to authority under EESA, the U.S. Treasury created the TARP Capital Purchase Program under which the U.S. Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the U.S. Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the U.S. Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the U.S. Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the U.S. Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The U.S. Treasury may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The U.S. Treasury will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights.

On December 23, 2008, the parent company issued preferred shares and a warrant to purchase its common shares to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The amount of capital raised in that transaction was $42 million, approximately three percent of the Company’s risk-weighted assets. Prior to December 23, 2011, unless the parent company has redeemed all such preferred shares or the U.S. Treasury has transferred all such preferred shares to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend on the parent company’s common shares above a quarterly cash dividend of $0.19 per share or repurchase our common shares or outstanding preferred shares except in limited circumstances. Sterling filed a registration statement on Form S-3 covering the preferred stock, the warrant and underlying common stock, as required under the terms of the TARP investment, on January 22, 2009. The registration statement was declared effective by the SEC on April 13, 2009.

In addition, until the U.S. Treasury ceases to own any of the Company’s securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with EESA and the rules and regulations there under. In compliance with such requirements, each of our senior executive officers in December 2008 agreed in writing to accept the compensation standards in existence at that time under the TARP Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

•

No Golden Parachute Payments. “Golden parachute payment” under the TARP Capital Purchase Program means a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average base salary over the five years prior to termination. Our senior executive officers have agreed to forgo all golden parachute payments for as long as two conditions remain true: They remain “senior executive officers” (CEO, CFO and the next three highest-paid executive officers), and the U.S. Treasury continues to hold our equity securities the parent company issued to it under the TARP Capital Purchase Program (the period during which the U.S. Treasury holds those securities is the “CPP Covered Period”).

•

Recovery of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies. Our senior executive officers have also agreed to a “clawback provision,” which means that the parent company can recover incentive compensation paid during the CPP Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•

No Compensation Arrangements That Encourage Excessive Risks. During the CPP Covered Period, the parent company is not allowed to enter into or maintain compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of the Company. To make sure this does not happen, our Compensation Committee is required to meet at least once a year with our senior risk officer to review our executive compensation arrangements in the light of our risk management policies and practices. Our senior risk officer will, if required to, review our executive compensation arrangements in light of our risk management policies and practices. Our senior executive officers’ written agreements include their obligation to execute whatever documents the parent company may require in order to make any changes in compensation arrangements resulting from the Compensation Committee’s review.

•

Limit on Federal Income Tax Deductions. During the CPP Covered Period, the parent company is not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500 thousand per year, with certain exceptions that do not apply to our senior executive officers.

See “Liquidity Risk” beginning on page 54 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—ASSET/LIABILITY MANAGEMENT” for a further discussion of our participation in the U.S. Treasury TARP Capital Purchase Program.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law. ARRA modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced. Thus, the newly enacted compensation-related limitations are applicable to the Company and to the extent the U.S. Treasury may implement these restrictions unilaterally the Company will apply these provisions. The provisions may be retroactive. The compensation-related limitations applicable to the Company which have been added or modified by ARRA are as follows, which provisions must be included in standards established by the U.S. Treasury:

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

•

No Compensation Arrangements That Encourage Earnings Manipulation. Under ARRA, during the CPP Covered Period, the parent company is not allowed to enter into compensation arrangements that encourage manipulation of the reported earnings of the Company to enhance the compensation of any of our employees.

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

•

Compliance Certifications. ARRA also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of ARRA. These certifications must be contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and any subsequent year during the Capital Purchase Plan Covered Period the relevant U.S. Treasury regulations are issued.

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

ARRA also provides that the U.S. Treasury, after consultation with the Company’s federal regulator, permit the Company at any time to redeem our Series A Preferred Shares at liquidation value. Upon such redemption, the warrant to purchase the parent company’s common stock that was issued to the

U.S. Treasury would also be repurchased at its then current fair value.

On June 10, 2009, the U.S. Treasury issued guidance on the compensation and corporate governance standards that apply to TARP recipients, as summarized below:

•

Bonuses accrued or paid before the effective date of the rule adopted by the U.S. Treasury are not subject to the rule’s bonus payment limitation. In addition, separation pay for departures that occurred before receipt of TARP assistance also is not subject to the limits of the rule (even if payments continue to be made after effectiveness).

•

The term “most highly compensated employees” covers all employees, not only executive officers or other policy makers. The determination of the most highly compensated employees is based on annual compensation for the prior year calculated in accordance with SEC disclosure rules.

•

The rule permits salary paid in property, including stock, so long as it is based on a dollar amount (not a number of shares), is fully vested and accrues as cash salary would. The rule also permits salary paid in stock units in respect of shares of the TARP recipient, or subsidiaries or divisions of the TARP recipient (though not below the subsidiary or division for which the employee directly provides services). Holding periods also are permitted.

•

Commission payments for sales, brokerage and asset management services for unrelated customers will not be subject to the bonus restrictions, but only if they are consistent with an existing plan of the TARP recipient in effect before February 17, 2009.

•

The rule imposes a restrictive set of “best practices” on TARP recipients: (i) the five senior executive officers and the next 20 most highly compensated employees may not receive any tax “gross-up” payment of any kind, including payments to cover taxes due on company-provided benefits or separation payments; (ii) the prohibition on separation payments to the five senior executive officers and the next five most highly compensated employees is extended to payments in connection with a change in control; (iii) the compensation committee must review all employee compensation plans every six months for unnecessary risk and provide an expanded certification including narrative disclosure of its analysis and conclusions; (iv) TARP recipients must exercise their clawback rights unless doing so would be unreasonable; and (v) TARP recipients must adopt a policy reasonably designed to eliminate excessive or luxury expenditures.

•

An institution will not become subject to the compensation standards merely as a result of acquiring a TARP recipient. In addition, if an acquiror is not subject to the standards immediately after the transaction, any employees of the acquiror (including former employees of the TARP recipient who become acquiror employees as a result of the transaction) will not be subject to the standards.

•

The “TARP period” during which the compensation standards apply ceases when the obligations arising from financial assistance cease and specifically excludes any period when the only outstanding obligation of a TARP recipient consists of U.S. Treasury warrants to purchase common stock.

Comprehensive Financial Stability Plan of 2009

On February 10, 2009, the Treasury Secretary announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the EESA.

The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public/private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

Regulatory Reform

In June 2009, the Obama administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the Obama administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.

The Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the Obama administration described above. Separate comprehensive financial reform bills intended to address the proposals set forth by the Obama administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee on Banking Supervision (the “Basel Committee”) have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations.

We cannot predict whether or in what form further legislation and/or regulations may be adopted or the extent to which Sterling’s business may be affected thereby.

Incentive Compensation

On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Incentive Compensation Proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking organizations.” Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Sterling and its subsidiaries to hire, retain and motivate its and their key employees.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Company. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including the imposition of enforcement actions and civil monetary penalties.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, financial and reputational consequences.

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

As a result of the continued volatility and instability in the financial system, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. The Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect our business and results of operations.

Safety and Soundness Standards

Federal banking agencies promulgate safety and soundness standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies; (ii) effective risk management; (iii) timely and accurate financial, operations, and regulatory reporting; (iv) safeguarding and managing assets; and (v) compliance with applicable laws and regulations. The standards also include requirements that: (i) those performing internal audits be qualified and independent; (ii) internal controls and information systems be tested and reviewed; (iii) corrective actions be adequately documented; and (iv) results of an audit be made available for review of management actions. In addition, federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The information appears on pages 51 and 52 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

II.	Investment Portfolio

A summary of the Company’s investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears beginning on page 41 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category appears on pages 43 and 44 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

III.	Loan Portfolio

A table setting forth the composition of the Company’s loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears beginning on page 44 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

A table setting forth the maturities and sensitivity to changes in interest rates of the Company’s commercial and industrial loans at December 31, 2009 appears on page 45 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. Additional information appears under “Loan Portfolio” beginning on page 44 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and under “Loans” in Note 1 and in Note 6 of the Company’s consolidated financial statements.

A table setting forth the aggregate amount of domestic non-accrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 46 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”; there were no foreign loans accounted for on a nonaccrual basis. Information regarding loans that have undergone a troubled debt restructuring and impaired loans is presented under “Allowance for Loan Losses” in Note 7 of the Company’s consolidated financial statements. Loan concentration information is presented in Note 6 of the Company’s consolidated financial statements. Information regarding Federal Reserve and Federal Home Loan Bank stock is presented in Note 8 of the Company’s consolidated financial statements.

IV.	Summary of Loan Loss Experience

A summary of loan loss experience appears in Note 7 of the Company’s consolidated financial statements and beginning on page 45 under “Asset Quality” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” A table setting forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years appears on page 48 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2009. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recorded in 2009.

A table presenting the Company’s allocation of the allowance at the end of each of the five most recent fiscal years appears on page 49 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” This allocation is based on estimates by management that may vary based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in that loan category.

V.	Deposits

Average deposits and average rates paid for each of the three most recent years are presented on page 51 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in Note 10 of the Company’s consolidated financial statements.

The table providing selected information with respect to the Company’s deposits for each of the three most recent fiscal years appears on page 50 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Interest expense for the three most recent fiscal years is presented in Note 10 of the Company’s consolidated financial statements.

VI.	Return on Assets and Equity

The Company’s returns on average total assets and average shareholders’ equity, dividend payout ratio and average shareholders’ equity to average total assets for each of the five most recent years is presented in “SELECTED FINANCIAL DATA” on page 32.

VII.	Short-Term Borrowings

Balance and rate data for significant categories of the Company’s short-term borrowings for each of the three most recent years is presented in Note 11 of the Company’s consolidated financial statements.

INFORMATION AVAILABLE ON OUR WEB SITE

The Company’s Internet address is www.sterlingbancorp.com and the investor relations section of our web site is located at www.sterlingbancorp.com/ir/investor.cfm. The Company makes available free of charge, on or through the investor relations section of the Company’s web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Also posted on the Company’s web site, and available in print upon request of any shareholder to our Investor Relations Department, are the Charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Corporate Governance Guidelines, our Method for Interested Persons to Communicate with Non-Management Directors, our policy on excessive or luxury expenditures and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the NYSE, the Company will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, or our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site. The contents of the Company’s web site are not incorporated by reference into this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

An investment in the parent company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks adversely affect the Company’s business, financial condition or results of operations, the value of the parent company’s common stock could decline significantly and you could lose all or part of your investment.

RISKS RELATED TO THE COMPANY’S BUSINESS

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Since December 2007, the United States has experienced a recession and a slowing of economic activity. Business activity across a wide range of industries and regions is greatly reduced, and local governments and many businesses are in serious difficulty, due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008 and the first half of 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost of and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008 and 2009, the U.S. Government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

Although the rate of increase in unemployment and the rate of decline in housing prices have slowed and the consumer spending and liquidity in the credit markets have been somewhat improved towards the end of 2009, the economic slowdown generally continues and there can be no assurance such indicia of recovery would herald any prolonged period of economic recovery and growth in 2010.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the New York metropolitan area and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. Overall, during 2009, the business environment was adverse for many households and businesses in the United States and worldwide. The business environment in the New York metropolitan area, the United States and worldwide may continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Improvements in Economic Indicators Disproportionately Affecting the Financial Services Industry May Lag Improvements in the General Economy

Should the stabilization of the U.S. economy lead to a general economic recovery, the improvement of certain economic indicators, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly. For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by 12 to 18 months. The Company’s clients include entities active in these industries. Furthermore, financial services companies with a substantial lending business are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, the Company could be adversely affected.

The Company Is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s management of interest rate risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 53 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company Is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those throughout the United States. Increases in interest rates and/or continued weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company. In addition, under various laws and regulations relating to mortgage lending and terms of various agreements the Company is a party to, the Company may be required to repurchase loans or indemnify loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults.

As of December 31, 2009, approximately 68.6% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. Further, if repurchase and indemnity demands with respect to the Company’s loan portfolio increase, its liquidity, results of operations and financial condition will be adversely affected. For further discussion related to commercial and industrial, construction and commercial real estate loans, see “Loan Portfolio” beginning on page 44 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company’s Allowance for Loan Losses May Be Insufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses, see “Asset Quality” beginning on page 45 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company May Not Be Able to Meet the Cash Flow Requirements of Its Depositors and Borrowers or Meet Its Operating Cash Needs to Fund Corporate Expansion and Other Activities

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. The overall liquidity position of the bank and the parent company are regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Funding sources include Federal funds purchased, securities sold under repurchase agreements and non-core deposits. The bank is a member of the Federal Home Loan Bank of New York, which provides funding through advances to members that are collateralized with mortgage-related assets. The Company maintains a portfolio of securities that can be used as a secondary source of liquidity. The bank also can borrow through the Federal Reserve Bank’s discount window.

If the Company is unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see “Liquidity Risk” beginning on page 54 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Parent Company Relies on Dividends from Its Subsidiaries

The parent company is a separate and distinct legal entity from its subsidiaries. It receives dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the parent company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that the bank and certain non-bank subsidiaries may pay to the parent company. Also, the parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the bank is unable to pay dividends to the parent company, the parent company may not be able to service debt, pay obligations or pay dividends on the parent company’s common stock. The inability of the parent company to receive dividends from the bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See “SUPERVISION AND REGULATION” on pages 3–16 and Note 18 of the Company’s consolidated financial statements.

The Company May Need to Raise Additional Capital in the Future and Such Capital May Not Be Available When Needed or at All

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of the Company’s control, and the Company’s financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank’s discount window.

The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the bank or counterparties participating in the capital markets, or a downgrade of the parent company or the bank’s ratings, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s businesses, financial condition and results of operations.

The Parent Company’s Agreements with the U.S. Treasury Impose Restrictions and Obligations on Us that Limits Our ability to Increase Dividends, Repurchase the Parent Company’s Common Stock or Preferred Shares and Access the Equity Capital Markets

In December 2008, the parent company issued preferred shares and a warrant to purchase our common shares to the U.S. Treasury as part of its TARP Capital Purchase Program. Prior to December 23, 2011, unless we have redeemed all the preferred shares or the U.S. Treasury has transferred all the preferred shares to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend on our common shares or repurchase our common shares or other preferred shares (with certain exceptions, including the repurchase of our common shares to offset share dilution from equity-based employee compensation awards). The parent company has also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which the parent company has agreed to lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the preferred stock prior to December 24, 2013, the dividends on the preferred stock will increase substantially, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

Negative Perceptions Associated with the Company’s Continued Participation in the U.S. Treasury’s Capital Purchase Program May Adversely Affect Its Ability to Retain Customers, Attract Investors and Compete for New Business Opportunities

Several financial institutions which participated in the TARP Capital Purchase Program received approval from the U.S. Treasury to exit the program during the second half of 2009. These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the U.S. Treasury as part of the program. The Company has not yet requested the U.S. Treasury’s approval to repurchase the preferred stock and warrant from the U.S. Treasury. In order to repurchase one or both securities, in whole or in part, the Company must establish that it has satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury. There can be no assurance that the Company will be able to repurchase these securities from the U.S. Treasury. The Company’s customers, employees and counterparties in its current and future business relationships may draw negative implications regarding the strength of the Company as a financial institution based on its continued participation in the program following the exit of one or more of its competitors or other financial institutions. Any such negative perceptions may impair the Company’s ability to effectively compete with other financial institutions for business or to retain high performing employees. If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected, perhaps materially.

The Company Is Subject to a Variety of Operational Risks, Including Reputational Risk, Legal and Compliance Risk, the Risk of Fraud or Theft by Employees or Outsiders

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from its actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect its ability to attract and keep customers and can expose the Company to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about its other business. Negative public opinion could also affect its credit ratings, which are important to its access to unsecured wholesale borrowings.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as the Company is) and to the risk that its (or its vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of the Company to operate its business, potential liability to clients, reputational damage and regulatory intervention, which could adversely affect its business, financial condition and results of operations, perhaps materially.

The Company Relies on Other Companies to Provide Key Components of Its Business Infrastructure.

Third parties provide key components of the Company’s business infrastructure, for example, system support, and Internet connections and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from their failure to provide services for any reason or their poor performance of services, could adversely affect its ability to deliver products and services to its customers and otherwise conduct its business. Replacing these third party vendors could also entail significant delay and expense.

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

The Company’s Profitability Depends Significantly on Local and Overall Economic Conditions

The Company’s success depends significantly on the economic conditions of the communities it serves and the general economic conditions of the United States. The Company has operations in New York City and the New York metropolitan area, and conducts business in Virginia and other mid-Atlantic states, and throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. In the United States generally, these conditions have been declining and may continue to decline. A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, acts of God or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Be Adversely Affected by the Soundness of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit, or derivative, if any, exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company Is Subject to Extensive Government Regulation and Supervision

The Company, primarily through the parent company and the bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions’ regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “SUPERVISION AND REGULATION” on pages 3–16.

Increases in FDIC Insurance Premiums May Adversely Affect the Company’s Earnings

During 2008 and 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are currently insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts at institutions participating in the Transaction Account Guarantee Program are currently fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. In addition,

on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted fund.

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures the Company may be required to pay even higher FDIC premiums than the recently increased levels. Further, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact requirements of such a rule are not yet known, but such a rule could increase the amount of premiums the Company must pay for FDIC insurance. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact its earnings.

Legislative and Regulatory Actions Taken Now or in the Future May Have a Significant Adverse Effect on the Company’s Operations

Recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various proposals for changes in the regulation of the financial services industry. Earlier in 2009, legislation proposing significant structural reforms to the financial services industry was introduced in the Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Additional legislative proposals call for heightened scrutiny and regulation of any financial firm whose combination of size, leverage, and interconnectedness could, if it failed, pose a threat to the country’s financial stability, including the power to restrict the activities of such firms and even require the break-up of such firms at the behest of the relevant regulator. New rules have also been proposed for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization.

Other recent initiatives also include:

•

the Federal Reserve Board’s proposed guidance on incentive compensation policies at banking organizations and the FDIC’s proposed rules tying employee compensation to assessments for deposit insurance;

•

the Obama administration’s announcement of a proposed “Financial Crisis Responsibility Fee” for banks with greater than $50 billion in assets and the Obama administration’s proposed limits on the size and risks taken by large U.S. banks;

•

proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home;

•

proposed legislation concerning the comprehensive regulation of the “over-the-counter” derivatives market, including robust and comprehensive prudential supervision (including strict capital and margin requirements) for all “over-the-counter” derivative dealers and major market participants and central clearing of standardized “over-the-counter” derivatives; and

•

the Obama administration’s fiscal year 2011 budget proposal, which includes imposition of a proposed “financial crisis responsibility fee” of approximately 15 basis point per annum on certain liabilities of large financial institutions for at least 10 years.

While there can be no assurance that any or all of these regulatory, administrative or legislative changes will ultimately be adopted, any such changes, if enacted or adopted, may impact the profitability of the Company’s business activities, require the Company changes certain of its business practices, require the Company to divest certain business lines, materially affect its business model or affect retention of key personnel, and could expose it to additional costs (including increased compliance costs). These changes may also require the Company to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect its business and operations.

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

For an entity to qualify as a REIT, it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2009, SREHC met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2009, SREHC had met the two annual income tests and the distribution test.

If SREHC fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, the Company’s effective tax rate would increase.

The Company Would Be Subject to a Higher Effective Tax Rate if Sterling Real Estate Holding Company, Inc. Is Required to Be Included in a NYS Combined Return

New York State tax law generally requires a REIT that is majority owned by a New York State bank to be included in the bank’s combined New York State tax return. The Company believes that it qualifies for the small-bank exception to this rule. If, contrary to this belief, Sterling Real Estate Holding Company, Inc. were required to be included in the Company’s New York State combined tax return, the Company’s effective tax rate would increase.

Under the small-bank exception, dividends received by the bank from SREHC, a real estate investment trust, are subject to a 60% dividends-received deduction, which results in only 40% of the dividends being subject to New York State tax.

The possible reform of the New York State banking corporation tax mentioned below could require SREHC to file a combined return with the Company and substantially eliminate the benefit of the 60% dividends-received deduction by causing generally all of SREHC’s income to be subject to New York State tax as part of the Company’s combined return.

Possible New York State Legislative Changes May Negatively Affect the Amount of Taxes We Pay in Future Years

At the time of this filing, the New York State Department of Taxation and Finance is considering proposing a legislative reform of the New York State corporate franchise and banking corporation tax rules with the goal of enacting such reform this year. The proposed reform package that the New York State Department of Taxation and Finance has publicly released would substantially alter how the Company and the bank are taxed in New York State and may materially increase their combined effective New York State tax rate. In particular, the current proposal by the New York State Department of Taxation and Finance could require SREHC to file a combined return with the Company and substantially eliminate the benefit of the 60% dividends-received deduction by causing generally all of SREHC’s income to be subject to New York State tax as part of the Company’s combined return.

It is not possible to predict whether any tax reform legislation will actually be proposed in the New York State legislature, whether any such legislation would be enacted this year or any subsequent year, how any enacted legislation would differ from the current law or the most current proposal released by the Department of Taxation and Finance, and how any such legislative changes would impact the Company and the bank’s effective New York State tax rate. It is also uncertain at this time whether there would be any similar changes made to the New York City banking corporation tax.

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

Because the Company has not yet repurchased the U.S. Treasury’s TARP Capital Purchase Program investment, it remains subject to the restrictions on incentive compensation contained in the ARRA. On June 10, 2009, the U.S. Treasury released its interim final rule implementing the provisions of the ARRA and limiting the compensation practices at institutions in which the U.S. Treasury is invested. Financial institutions which have repurchased the U.S. Treasury’s investment are relieved of the restrictions imposed by the ARRA and its implementing regulations. Due to these restrictions, the Company may not be able to successfully compete with financial institutions that have repurchased the U.S. Treasury’s investment to retain and attract high performing employees. If this were to occur, the Company’s business, financial condition and results of operations could be adversely affected, perhaps materially.

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

The Company Is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility and Lender Liability

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

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Substantial legal liability or significant regulatory action against the Company or its subsidiaries could materially adversely affect its business, financial condition or results of operations and/or cause significant harm to its reputation.

The Company’s Reported Financial Results Depend on Management’s Selection of Accounting Methods and Certain Assumptions and Estimates

The Company’s accounting policies and methods are fundamental to the methods by which the Company records and reports its financial condition and results of operations. Its management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report its financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in its reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting its financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; the determination of fair value for financial instruments; the valuation of goodwill and other intangible assets; the accounting for pension and post-retirement benefits and the accounting for income taxes. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on its goodwill and other intangible asset balances; or significantly increase its accrued tax liability.

Changes in the Company’s Accounting Policies or in Accounting Standards Could Materially Affect How the Company Reports Its Financial Results and Condition

From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company restating prior period financial statements.

RISKS ASSOCIATED WITH THE PARENT COMPANY’S COMMON STOCK

The Parent Company’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult to resell the parent company’s common stock when desired and at an attractive price. The parent company’s stock price can fluctuate significantly in response to a variety of factors, including, among other factors:

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the parent company’s stock price to decrease regardless of operating results.

The Trading Volume in the Parent Company’s Common Stock Is Less Than That of Other Larger Financial Services Companies

Although the parent company’s common stock is listed for trading on the NYSE, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the parent company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the trading volume of the parent company’s common stock, significant sales of the parent company’s common stock, or the expectation of these sales, could cause the parent company’s stock price to fall.

An Investment in the Parent Company’s Common Stock Is Not an Insured Deposit

The parent company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, any other deposit insurance fund or by any other public or private entity. Investment in the parent company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the parent company’s common stock, you may lose some or all of your investment.

The Parent Company’s Certificate of Incorporation and By-Laws as Well as Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of the parent company’s certificate of incorporation and by-laws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the parent company, even if doing so would be perceived to be beneficial to the parent company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the parent company’s common stock.

The Parent Company May Not Pay Dividends on Its Common Stock

Holders of shares of the parent company’s common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although the parent company has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of its common stock. Also, participation in the TARP Capital Purchase Program limits its ability to increase its dividend or to repurchase its common stock for so long as any securities issued under such program remain outstanding.

Future Issuances of Additional Equity Securities Could Result in Dilution of Ownership of the Parent Company’s Existing Stockholders

The parent company may determine from time to time to issue additional equity securities to raise additional capital, support growth, or to make acquisitions. Further, the parent company may issue stock options or other stock grants to retain and motivate its employees. These issuances of equity securities could dilute the voting and economic interests of its existing stockholders.

RISKS ASSOCIATED WITH THE COMPANY’S INDUSTRY

The Earnings of Financial Services Companies Are Significantly Affected by General Business and Economic Conditions

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short- and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the

Company’s control. Continuing deterioration in economic conditions in the United States could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal office of the Company occupies one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for this premises expires April 30, 2016. Rental commitments to the expiration date approximate $5.3 million.

At December 31, 2009, the bank also maintains operating leases for nine branch offices, the International Banking Facility, and additional space in New York City, Nassau, Suffolk and Westchester counties (New York) with an aggregate of approximately 131 thousand square feet. Effective in 2010, certain lease agreements terminate and the bank has entered into new agreements for additional space, bringing the amount of space committed to an aggregate of approximately 139 thousand square feet. The aggregate office rental commitments for these premises, including the new space under lease in 2010, approximates $41.3 million. These leases have expiration dates ranging from 2010 through 2024 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens, N.Y.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings and accordingly no provision has been made in the Company’s consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

This table sets forth information regarding the parent company’s executive officers:

			Held Executive
Name of Executive	Title	Age	Office Since

Louis J. Cappelli	Chairman of the Board and Chief Executive Officer, Director	79	1967
John C. Millman	President, Director	67	1986
John W. Tietjen	Executive Vice President and Chief Financial Officer	65	1989
Howard M. Applebaum	Senior Vice President	51	2002
Eliot S. Robinson	Executive Vice President of Sterling National Bank	67	1998

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

The Company’s 2009 Domestic Company Section 303A Annual CEO Certification was filed (without qualifications) with the NYSE. The certifications under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this annual report on Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The parent company’s common stock is traded on the NYSE under the symbol STL. Information regarding the quarterly prices of the common stock is presented in Note 28 on page 108. Information regarding the average common shares outstanding and dividends per common share is presented in the Consolidated Statements of Income on page 60. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 18 on page 88. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 24 beginning on page 102. As of February 12, 2010, there were 1,330 shareholders of record of our common shares.

Pursuant to the U.S. Treasury’s TARP Capital Purchase Program, until the earliest of December 23, 2011, the redemption of all of the Series A Preferred Shares or transfer by the U.S. Treasury of all of the Series A Preferred shares to third parties, the parent company must obtain the consent of the U.S. Treasury to raise the dividend on our common shares or to repurchase any common shares or other preferred shares, with certain exceptions (including repurchases of our common shares under our share repurchase program to offset dilution from equity-based compensation).

During the fiscal years ended December 31, 2008 and 2009, the following dividends were declared on our common shares:

Cash Dividends Per Share	2009	2008

First Quarter	$0.19	$0.19
Second Quarter	0.19	0.19
Third Quarter	0.09	0.19
Fourth Quarter	0.09	0.19

Total	$0.56	$0.76

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the parent company is authorized to repurchase. The latest increase was announced on February 15, 2007, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares. This increased the Company’s authority to repurchase shares to approximately 933,000 common shares.

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the fourth quarter of 2009. At December 31, 2009, the maximum number of shares that may yet be repurchased under the share repurchase program was 870,963.

For information regarding securities authorized for issuance under the Company’s equity compensation plan, see Item 12 on page 114.

The following performance graph compares for the fiscal years ended December 31, 2005, 2006, 2007, 2008 and 2009 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Sterling’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the KBW 50 Index (a market-capitalization weighted bank-stock index):

	12/04	12/05	12/06	12/07	12/08	12/09

Sterling Bancorp	100.00	75.95	78.89	57.43	62.47	34.05
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
KBW 50	100.00	101.34	120.80	92.99	50.67	51.25

ITEM 6. SELECTED FINANCIAL DATA

The information appears on page 32. All such information should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 33–57 and supplementary quarterly data appears in Note 28 of the Company’s consolidated financial statements. All such information should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 53–56 under the caption “ASSET/LIABILITY MANAGEMENT.” All such information should be read in conjunction with the consolidated financial statements and notes thereto.

Sterling Bancorp
SELECTED FINANCIAL DATA [1]

(dollars in thousands except per share data)	2009	2008	2007	2006	2005

SUMMARY OF OPERATIONS
Total interest income	$105,920	$118,071	$121,433	$116,611	$101,994
Total interest expense	19,295	33,388	47,560	42,021	26,463
Net interest income	86,625	84,683	73,873	74,590	75,531
Provision for loan losses	27,900	8,325	5,853	4,503	5,214
Net securities gains/(losses)	5,561	—	188	(443)	337
Other than temporary losses	—	(1,684)	—	—	—
Noninterest income, excluding net securities gains/(losses) and other than temporary losses	38,589	34,984	35,224	33,959	33,536
Noninterest expenses	88,545	84,476	79,478	77,238	67,617
Income before taxes	14,330	25,182	23,954	26,365	36,573
Provision for income taxes	4,908	9,176	8,560	5,367	13,110
Income from continuing operations	9,422	16,006	15,394	20,998	23,463
(Loss)/income from discontinued operations, net of tax	—	—	(795)	(603)	564
Loss on sale of discontinued operations, net of tax	—	—	—	(9,635)	—
Net income	9,422	16,006	14,599	10,760	24,027
Dividends on preferred shares and accretion	2,773	102	—	—	—
Net income available to common shareholders	6,649	15,904	14,599	10,760	24,027
Income from continuing operations available to common shareholders
Per average common share—basic	0.37	0.89	0.84	1.12	1.22
—diluted	0.37	0.88	0.82	1.09	1.19
Net income available to common shareholders
Per average common share—basic	0.37	0.89	0.79	0.57	1.25
—diluted	0.37	0.88	0.78	0.56	1.22
Dividends per common share	0.56	0.76	0.76	0.76	0.73

YEAR END BALANCE SHEETS
Investment securities	737,065	793,924	618,490	565,214	707,958
Loans held for sale	33,889	23,403	23,756	33,320	40,977
Loans held in portfolio, net of unearned discounts	1,195,415	1,184,585	1,152,796	1,072,057	956,433
Other assets—discontinued operations	—	—	—	1,663	116,250
Total assets, including discontinued operations	2,165,609	2,179,101	1,979,650	1,850,571	2,005,752
Noninterest-bearing demand deposits	546,337	464,585	501,023	505,898	455,260
Savings NOW and money market deposits	592,015	564,205	467,446	447,601	436,173
Time deposits	442,315	329,034	524,189	527,986	501,269
Short-term borrowings	131,854	363,404	205,418	83,776	281,838
Long-term debt	155,774	175,774	65,774	45,774	85,774
Shareholders’ equity	161,950	160,480	121,071	132,263	147,587

AVERAGE BALANCE SHEETS
Investment securities	719,485	744,169	582,327	641,310	706,128
Loans held for sale	41,225	23,286	43,919	40,992	53,948
Loans held in portfolio, net of unearned discounts	1,154,041	1,120,362	1,049,206	984,307	873,192
Total assets, including discontinued operations	2,114,221	2,066,628	1,875,615	1,929,739	1,915,497
Noninterest-bearing demand deposits	441,087	427,105	424,425	420,683	435,739
Savings NOW and money market deposits	562,780	522,807	498,827	434,167	416,614
Time deposits	375,742	451,031	556,869	517,166	520,051
Short-term borrowings	271,075	279,840	131,573	255,204	198,879
Long-term debt	174,981	163,479	44,130	59,938	106,514
Shareholders’ equity	158,225	119,791	124,140	143,178	149,836

RATIOS
Return on average total assets	0.45%	0.77%	0.82%	1.14%	1.30%
Return on average shareholders’ equity	5.95	13.36	12.40	14.67	15.66
Dividend payout ratio	107.52	85.43	89.35	67.70	59.82
Average shareholders’ equity to average total assets	7.48	5.80	6.62	7.76	8.30
Net interest margin (tax-equivalent basis)	4.63	4.60	4.48	4.63	4.75
Loans/assets, year end[2]	56.77	55.44	59.43	59.79	52.79
Net charge-offs/loans, year end[3]	1.95	0.54	0.50	0.45	0.44
Nonperforming loans/loans, year end[2]	1.46	0.61	0.54	0.53	0.39
Allowance/loans, year end[3]	1.66	1.35	1.31	1.52	1.61

[1]

All data presented is from continuing operations unless indicated otherwise. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.

[2]	In this calculation, the term “loans” means loans held for sale and loans held in portfolio.

[3]	In this calculation, the term “loans” means loans held in portfolio.

Sterling Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank. Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and selected financial data contained elsewhere in this annual report. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations. Throughout management’s discussion and analysis of financial condition and results of operations, dollar amounts in tables are presented in thousands, except per share data.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements the Company may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements, and the Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in ITEM 1A. RISK FACTORS on pages 18–29; other risks and uncertainties described from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and the Company will not update any forward-looking statement, whether written or oral, that may be made from time to time.

RECENT MARKET DEVELOPMENTS

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to EESA, the United States Department of the Treasury (the “U.S. Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the U.S. Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by EESA, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. On December 23, 2008, the Company

elected to participate in the TARP Capital Purchase Program, under which the Company issued preferred shares and a warrant to purchase common shares to the U.S. Treasury. As of the date of this report, the Company has not yet repurchased the preferred stock or the warrant to purchase common stock.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program (as amended from time to time thereafter) the FDIC would (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLA”) accounts held at participating FDIC-insured institutions. The transaction account guarantee program described in clause (ii) will expire on June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company elected to opt out of the debt guarantee program under the TLG Program, which may disadvantage the Company in its access to less expensive capital compared to the Company’s competitors that did not opt out.

On February 10, 2009, the Treasury Secretary announced a new comprehensive financial stability plan which included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public-private investment fund intended to leverage public and private capital with public financing to purchase legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

In response to concerns relating to capital adequacy of large financial institutions, the Federal Reserve Board implemented Supervisory Capital Assessment Program (“SCAP”) under which all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. The results of the stress test were announced on May 7, 2009. In addition, on September 3, 2009, the U.S. Treasury issued a policy statement relating to bank capital requirements, which calls for higher and stronger capital requirements for bank and non-bank financial firms that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk. Also, on December 17, 2009, the Basel Committee issued a set of proposals relating to the capital adequacy and liquidity risk exposures of financial institutions.

In order to restore the depleted Deposit Insurance Fund and maintain a sound reserve ratio, the FDIC imposed higher base assessment rates and special one-time assessments and required prepayment of deposit insurance premium. The FDIC stated that, after its semi-annual reviews, it may further increase assessment rates or take other actions to bring the Deposit Insurance Fund’s reserve ratio back to a desirable level.

In June of 2009, the Obama administration proposed a wide range of regulatory reforms that included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.

On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The proposal covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group.

For more detailed discussion on recent legislative and regulatory developments, see “SUPERVISION AND REGULATION” on pages 3–16.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Company conform, in all material respects, to U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the consolidated financial statements, management has made estimates, assumptions and judgments based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgments. Certain policies inherently have greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when the Company believes facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in the future periods.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note 1 beginning on page 65. The accounting for factoring transactions also is discussed under “BUSINESS OPERATIONS —The Bank—Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management” on pages 1 and 2.

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

Management utilizes various inputs to determine the fair value of its securities portfolio. Fair value of securities is based upon market prices, where available (Level 1 inputs). If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses, as inputs, observable market-based parameters (Level 2 inputs). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters (Level 3 inputs). Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 23 of the Company’s consolidated financial statements.

A periodic review is conducted by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery of cost. If the decline is deemed to be other-than-temporary, and the Company has the ability and intent to hold the security until there is a recovery of cost, the security is written down to new cost basis and the resulting credit component of the loss is reported in noninterest income and the remainder of the loss is recorded in shareholders’ equity. If the Company does not have the ability and intent to hold the security until there is a recovery of cost, the full amount of the other-than-temporary impairment is recorded in noninterest income. Additional discussion of management’s evaluation process and other-than-temporary-impairment charges is presented in Note 1 and Note 5.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The methodology used to determine the allowance for loan losses is outlined in Note 1 to the consolidated financial statements and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under the caption “Asset Quality” beginning on page 45.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. In connection with determining its income tax provision under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 740: Income Taxes, the Company maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. The Company evaluates each of its tax positions and strategies periodically to determine whether the reserve continues to be appropriate. Additional discussion on the accounting for income taxes is presented in Notes 1 and 21 of the Company’s consolidated financial statements.

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

On April 3, 2009, Sterling Factors Corporation, a subsidiary of the bank, acquired substantially all of the assets and customer lists of DCD Capital, LLC and DCD Trade Services, LLC. The acquired assets and customer lists are now operating as a division under the name Sterling Trade Capital.

In September 2006, the Company sold the business conducted by Sterling Financial Services (“Sterling Financial”). In accordance with U.S. GAAP, the assets, liabilities and earnings/loss of the business conducted by Sterling Financial have been shown separately as discontinued operations in the CONSOLIDATED BALANCE SHEETS and CONSOLIDATED STATEMENTS OF INCOME for all periods presented.

For purposes of the following discussion, average balances, averages rates, income and expenses associated with Sterling Financial have been excluded from continuing operations and reported separately for all periods presented.

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

In 2009, the bank’s average earning assets represented approximately 99.7% of the Company’s average earning assets. Loans represented 60.9% and investment securities represented 36.7% of the bank’s average earning assets in 2009.

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

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable-based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the RATE/VOLUME ANALYSIS shown on page 52. Information as to the components of interest income and interest expense and average rates is provided in the AVERAGE BALANCE SHEETS shown on page 51.

COMPARISON OF THE YEARS 2009 AND 2008

The Company reported net income available to common shareholders for 2009 of $6.6 million, representing $0.37 per share calculated on a diluted basis, compared to $15.9 million, or $0.88 per share calculated on a diluted basis, for 2008. The $9.3 million decrease in net income available to common shareholders was primarily due to a $19.6 million increase in the provision for loan losses, a $4.1 million increase in noninterest expenses and a $2.7 million increase in dividends and accretion related to the preferred shares issued to the U.S. Treasury under the TARP Capital Purchase Program, which more than offset a $10.9 million increase in noninterest income, a $1.9 million increase in net interest income and a $4.3 million lower provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $87.6 million for 2009 compared to $85.1 million for 2008. Net interest income benefitted from higher average loan balances, lower interest-bearing deposit balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and investment securities, lower investment securities balances and higher borrowed funds balances. The net interest margin, on a tax-equivalent basis, was 4.63% for 2009 compared to 4.60% for 2008. The net interest margin was impacted by the lower interest rate environment in 2009, the higher level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $106.9 million for 2009, down $11.6 million from 2008. The tax-equivalent yield on interest-earning assets was 5.65% for 2009 compared to 6.40% for 2008.

Interest earned on the loan portfolio decreased to $71.8 million for 2009 from $80.4 million for the prior year period. Average loan balances amounted to $1,195.3 million, an increase of $51.7 million from an average of $1,143.6 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $3.3 million increase in interest earned on loans. The yield on the loan portfolio decreased to 6.38% for 2009 from 7.37% for 2008 period, which was primarily attributable to the lower interest rate environment in 2009 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $34.6 million for 2009 from $37.4 million in 2008. Average outstandings decreased to $719.5 million (36.7% of average earning assets) for 2009 from $744.2 million (39.0% of average earning assets) in 2008. The average yield on investment securities decreased to 4.80% for 2009 from 5.03% in 2008. The decrease in both balances and yield reflect the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio coupled with calls of higher yielding securities. Under this strategy, the Company sold principally available for sale mortgage-backed securities with longer term average lives and replaced them with short-term corporate debt and U.S. Government Agency securities.

Offsetting the impact of the above, the average life was lengthened as a result of the impact of purchases of longer term municipal securities and the impact on our portfolio of callable U.S. Government Agency securities. Due to upward movement of interest rates at December 31, 2009, the prices on our portfolio of U.S. Government Agency securities declined below par value, making it less likely that these issues would be called. As a result, the average life of the securities portfolio was lengthened to approximately 5.4 years at December 31, 2009 compared to approximately 4.8 years at December 31, 2008.

Total interest expense decreased by $14.1 million for 2009 from $33.4 million for 2008 period, primarily due to the impact of lower rates paid, coupled with lower balances for interest-bearing deposits and borrowings.

Interest expense on deposits decreased to $11.9 million for 2009 from $21.5 million for the 2008 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 1.27%, which was 94 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2009. Average interest-bearing deposits were $938.5 million for 2009 compared to $973.8 million for 2008, reflecting the Company’s strategy to reduce reliance on higher-priced certificates of deposit.

Interest expense on borrowings decreased to $7.4 million for 2009 from $11.9 million for 2008 period, primarily due to lower rates paid for borrowed funds coupled with the benefit (reflected in the volume change) derived from the elimination of funding through dealer repurchase agreements partially offset by increased short-term borrowings from the Federal Reserve Bank. The average rate paid for borrowed funds was 1.66%, which was 102 basis points lower than the prior year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2009. Average borrowings increased to $446.1 million for 2009 from $443.3 million in the prior year period, reflecting greater reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 45), the provision for loan losses for 2009 was $27.9 million, compared to $8.3 million for 2008. Factors affecting the larger provision for 2009 included further deterioration of economic conditions during that period, a $16.9 million increase in net charge-offs, a $10.6 million increase in nonaccrual loans and growth in the loan portfolio.

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

During 2009, the allowance for loan losses increased because of increases in the allowance allocated to lease financing receivables and in the allowance allocated to commercial and industrial loans partially offset by a reduction in the allowance allocated to real estate-residential mortgage loans. The allowance allocated to lease financing receivables increased primarily as a result of increased losses experienced in that category in 2009 compared to 2008 partially offset by a decrease in the specific valuation allowance for impaired loans. The impact of the increase in nonaccrual lease financing receivables at December 31, 2009 compared to December 31, 2008 was mitigated by decreasing levels of nonaccruals in that category in the third and fourth quarters of 2009 compared to the second quarter of 2009. The allowance allocated to commercial and industrial loans increased due to increased losses experienced in that category in 2009 compared to 2008 and higher nonaccrual levels in that category at December 31, 2009 compared to December 31, 2008 partially offset by a decrease in the specific valuation allowance for impaired loans. The allowance allocated to real estate-residential mortgage loans decreased primarily due to lower nonaccrual loan balances at December 31, 2009 compared to December 31, 2008 coupled with a decrease in the specific valuation allowance for impaired loans. During the fourth quarter of 2009 the level of the allowance for loan losses benefitted from a recovery of $0.9 million on a loan charged off in a prior period.

Noninterest Income

Noninterest income increased to $44.2 million for 2009 from $33.3 million in the 2008 period. The increase principally resulted from securities gains recognized in the 2009 period compared to securities losses recognized in the 2008 period. Also contributing to the increase were higher income related to accounts receivable management and factoring services, higher mortgage banking income, and higher service charges on deposit accounts. In connection with an asset/liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $227.6 million of securities with a weighted average life of approximately 3.3 years. The Company reinvested a significant portion of the proceeds in securities with an average life of less than two years. The 2008 amount was reduced by other-than-temporary impairment (“OTTI”) charges which resulted from management’s regular review of the investment portfolio. One charge, taken in the second quarter of 2008 for a single-issuer, investment grade trust preferred security, amounted to approximately $0.5 million and reduced the carrying amount of the security to $0.5 million. A second charge, taken in the third quarter of 2008 for a debt security, amounted to approximately $1.2 million and reduced the carrying amount of the security to $2.6 million. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Capital, LLC and DCD Trade Services, LLC on April 6, 2009. Partially offsetting that benefit was the impact of reduced volume of billing by clients providing temporary staffing. The increase in mortgage banking income was due to higher volume of loans sold.

Noninterest Expenses

Noninterest expenses for 2009 increased $4.0 million when compared to 2008. The increase was primarily due to the impact of the acquisition of the business of DCD Capital, LLC and DCD Trade Services, LLC on April 6, 2009 and higher deposit insurance and pension costs. Partially offsetting these increases was a reduction in expenses for professional services.

The increase in deposit insurance cost was due to a special assessment levied in the 2009 second quarter by the FDIC on all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s effort to rebuild the Deposit Insurance Fund (“DIF”). In conjunction with the amended plan, the FDIC implemented a final rule on November 17, 2009 requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The bank’s prepaid amount to the FDIC was $8.3 million.

The increase in pension expense was primarily the result of weaker return on plan assets during 2008. The Company’s defined benefit retirement plan was closed to new members effective as of January 3, 2007. There have been no new participants in the Company’s Supplemental Executive Retirement Plan (“SERP”). The defined benefit plan was replaced by an enhanced 401(k) contribution for new employees. The Company still has funding obligations related to the defined benefit retirement plan and SERP and will recognize retirement expense related to these plans in future years, which will be dependent on the return earned on plan assets, the level of interest rates, salary increases, employee turnover and other factors.

Provision for Income Taxes

The provision for income taxes for 2009 decreased to $4.9 million, reflecting an effective tax rate of 34.2%, compared with $9.2 million for 2008, reflecting an effective tax rate of 36.4%. The decrease was primarily due to an increase in the proportion of tax-exempt income in the 2009 period.

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

Net Interest Income

Net interest income, on a tax-equivalent basis, was $85.1 million for 2008 compared to $74.3 million for 2007. Net interest income benefited from higher average investment securities and loan balances, higher yields on investment securities, lower interest-bearing deposits balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and higher borrowed fund balances. The net interest margin, on a tax-equivalent basis, was 4.60% for 2008 compared to 4.48% for 2007. The net interest margin was impacted by the lower interest rate environment in 2008, and the effect of higher average investment securities, borrowed funds, loans outstanding and noninterest-bearing demand deposits and lower average interest-bearing deposits balances.

Total interest income, on a tax-equivalent basis, decreased to $118.5 million for 2008 from $121.9 million for 2007. The tax-equivalent yield on interest-earning assets was 6.40% for 2008 compared to 7.35% for 2007.

Interest earned on the loan portfolio decreased to $80.4 million for 2008 from $92.2 million for 2007. Average loan balances amounted to $1,143.6 million, an increase of $50.5 million from an average of $1,093.1 million in the prior year. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $4.6 million increase in interest earned on loans, which was more than offset by the impact of a decrease in yield. The decrease in the yield on the loan portfolio to 7.37% for 2008 from 8.83%for 2007 was primarily attributable to the lower interest rate environment in 2008 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $37.4 million for 2008 from $28.0 million for the prior year. Average outstandings increased to $744.2 million (39.0% of average earning assets) for 2008 from $582.3 million (34.1% of average earning assets) in the prior year. The average life of the securities portfolio was approximately 4.8 years at December 31, 2008 compared to 6.2 years at December 31, 2007.

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

Interest expense on borrowings increased to $11.9 million for 2008 from $8.8 million for 2007, primarily due to an increase in average balances which was partially offset by lower rates paid for these funds. Average borrowings increased to $443.3 million for 2008 from $175.7 million for the prior year, reflecting greater reliance by the Company on wholesale funding. The average rate paid for borrowed funds was 2.68%, which was 235 basis points lower than the prior year. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2008.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 45), the provision for loan losses for 2008 was $8.3 million, compared to $5.9 million for the prior year period. Factors affecting the level of the allowance and, therefore, the provision included the growth in the loan portfolio, changes in general economic conditions and the amount and trend of nonaccrual loans and charge-offs.

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

During 2008, the allowance for loan losses increased primarily because of increases in the allowance allocated to lease financing and in the allowance allocated to real estate—residential mortgage loans. The allowance allocated to lease financing increased primarily as a result of increased losses experienced in that category in 2008 compared to 2007 and an increase in the specific valuation allowance for impaired loans. The allowance allocated to real estate—residential mortgage loans increased primarily due to increased risks in the real estate market in 2008 compared to 2007 and an increase in the specific valuation allowance for impaired loans.

Noninterest Income

Noninterest income decreased to $33.3 million for 2008 from $35.4 million in the 2007. Noninterest income items include: accounts receivable management/factoring commissions and other fees, service charges on deposit accounts and for other customer related services, mortgage banking income, trust fees and income from bank owned life insurance policies. Noninterest income is reduced by other-than-temporary impairment charges and loss on sales of real estate owned. The decrease was principally due to OTTI charges which resulted from management’s regular review of the investment portfolio. One charge, taken in the second quarter of 2008, for a single-issuer, investment grade trust preferred security, amounted to approximately $0.5 million (this security was sold at minimal gain) and reduced the carrying amount of the security to $0.5 million. A second charge, taken in the third quarter, for a debt security (which was subsequently sold at no additional loss), amounted to approximately $1.2 million and reduced the carrying amount of the security to $2.6 million.

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

BALANCE SHEET ANALYSIS

Securities

At December 31, 2009, the Company’s portfolio of securities totaled $737.1 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $519.7 million which is approximately 70.5% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $8.5 million and $2.9 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included gross unrealized gains of $4.2 million and gross unrealized losses of $3.3 million. As of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table on page 43 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. During 2008, the Company recognized OTTI charges totaling $1.7 million which are included in noninterest income under the caption “Other-than-temporary losses.” These securities were subsequently sold at a minimal gain.

The following table sets forth the composition of the Company’s investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,	2009		2008		2007

	Balances	% of Total	Balances	% of Total	Balances	% of Total

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$13,740	1.86%	$20,799	2.62%	$20,789	3.36%
CMOs (Federal Home Loan Mortgage Corporation)	22,698	3.08	42,294	5.33	42,634	6.89
CMOs (Government National Mortgage Association)	9,048	1.23	6,565	0.83	9,094	1.47
Federal National Mortgage Association	125,673	17.05	245,100	30.87	225,736	36.50
Federal Home Loan Mortgage Corporation	71,715	9.73	137,437	17.31	158,705	25.66
Government National Mortgage Association	13,146	1.78	39,564	4.98	12,247	1.98

Total residential mortgage-backed securities	256,020	34.73	491,759	61.94	469,205	75.86
Agency Notes
Federal National Mortgage Association	116,603	15.82	—	—	—	—
Federal Home Loan Bank	102,799	13.95	174,675	22.00	85,502	13.82
Federal Farm Credit Bank	29,418	3.99	89,844	11.32	27,218	4.40
Federal Home Loan Mortgage Corporation	14,899	2.02	—	—	—	—

Total obligations of U.S. government corporations and government sponsored enterprises	519,739	70.51	756,278	95.26	581,925	94.08
Obligations of state and political subdivisions	83,337	11.31	23,406	2.95	19,142	3.10
Single issuer, trust preferred securities	4,483	0.61	4,209	0.53	4,303	0.70
Corporate securities	129,200	17.53	9,724	1.22	12,810	2.07
Other securities	56	0.01	57	0.01	60	0.01

Total marketable securities	736,815	99.97	793,674	99.97	618,240	99.96
Debt securities issued by foreign governments	250	0.03	250	0.03	250	0.04

Total	$737,065	100.00%	$793,924	100.00%	$618,490	100.00%

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield

December 31, 2009	AFS	HTM	AFS	HTM

Residential mortgage-backed securities	3.2 years	2.9 years	4.28%	4.62%
Agency notes (with original call dates ranging between 3 and 36 months)	7.9 years	9.9 years	3.75	4.79
Corporate debt securities	0.7 years	—	4.32	—
Obligations of state and political subdivisions	5.7 years	10.6 years	5.35 [1]	5.89 [1]

[1] Tax equivalent

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2009, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield on obligation of state and political subdivisions securities is presented on a tax-equivalent basis.

Available for sale	Amortized Cost	Fair Value	Weighted Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,882	$2,877	4.00%
CMOs (Federal Home Loan Mortgage Corporation)	5,563	5,734	4.15
CMOs (Government National Mortgage Association)	9,181	9,048	1.55
Federal National Mortgage Association	21,055	21,852	5.28
Federal Home Loan Mortgage Corporation	10,321	10,620	4.39
Government National Mortgage Association	6,807	7,157	4.82

Total residential mortgage-backed securities	55,809	57,288	4.28
Agency notes
Federal National Mortgage Association
Due after 10 years	20,291	19,456	5.59
Federal Home Loan Bank
Due within 1 year	5,000	5,006	0.82
Due after 1 year but within 5 years	38,990	38,859	1.31
Due after 5 years but within 10 years	9,993	9,782	3.52
Due after 10 years	30,000	29,303	5.02
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	4,995	4,899	2.03
Federal Farm Credit Bank
Due after 5 years	20,000	19,378	5.25
Due after 5 years but within 10 years	4,999	4,952	3.87

Total obligations of U.S. government corporations and government sponsored enterprises	190,077	188,923	3.82

Obligations of state and political institutions
Due within 1 year	401	412	4.90
Due after 1 year but within 5 years	12,510	13,268	5.16
Due after 5 years but within 10 years	3,078	3,297	5.74
Due after 10 years	6,831	6,887	5.56

Total obligations of state and political institutions	22,820	23,864	5.35

Single-issuer trust preferred securities
Due after 10 years	4,878	4,483	7.41

Corporate debt securities
Due within 6 months	74,376	74,776	4.26
Due after 6 months but within 1 year	35,762	36,198	4.54
Due after 1 year but within 2 years	12,762	12,845	3.34
Due after 2 years but within 5 years	—	—	—
Due after 5 years but within 10 years	5,000	5,381	6.65

Total corporate debt securities	127,900	129,200	4.32

Other securities	44	56	3.38

Total available for sale	$345,719	$346,526	4.17

Held to maturity	Carrying Value	Fair Value	Weighted Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$10,863	$11,202	4.67%
CMOs (Federal Home Loan Mortgage Corporation)	16,964	17,537	4.52
Federal National Mortgage Association	103,821	108,148	4.53
Federal Home Loan Mortgage Corporation	61,095	63,100	4.60
Government National Mortgage Association	5,989	6,490	6.43

Total residential mortgage-backed securities	198,732	206,477	4.62
Agency notes
Federal National Mortgage Association
Due after 10 years	97,147	95,419	4.94
Federal Home Loan Bank
Due after 10 years	19,849	19,375	4.92
Federal Home Loan Mortgage Corporation
Due after 10 years	10,000	9,782	3.92
Federal Farm Credit Bank
Due after 5 years but within 10 years	5,088	4,994	3.07

Total obligations of U.S. government corporations and government sponsored enterprises	330,816	336,047	4.69
Obligations of state and political institutions
Due within 5 years but within 10 years	1,181	1,191	5.30
Due after 10 years	58,292	58,662	5.91

Total obligations of state and political institutions	59,473	59,853	5.89

Debt securities issued by foreign governments
Due within 1 year	250	250	4.62

Total held to maturity	$390,539	$396,150	4.87

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

The Company’s commercial and industrial loan and factored receivables portfolios represents approximately 59% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $15 million. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 16% of all loans. The leasing and commercial and industrial loan portfolios are included in corporate lending for segment reporting purposes as presented in Note 25 beginning on page 103. The Company’s real estate loan portfolios, which represent approximately 22% of all loans, are secured by mortgages on real property located principally in the states of New York, New Jersey, Connecticut, Virginia and North Carolina. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 72), sets forth the composition of the Company’s loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years:

December 31,	2009		2008		2007		2006		2005

	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$585,876	47.66%	$531,471	44.00%	$518,265	44.05%	$501,882	45.40%	$386,006	38.70%
Lease financing receivables	195,056	15.87	255,743	21.17	249,702	21.22	207,771	18.80	190,391	19.09
Factored receivables	139,927	11.38	89,145	7.38	80,007	6.80	79,721	7.21	73,985	7.42
Real estate
Residential mortgage—portfolio	124,681	10.14	142,135	11.76	129,465	11.00	120,056	10.86	147,746	14.81
Residential mortgage—held for sale	33,889	2.76	23,403	1.94	23,756	2.02	33,320	3.02	40,977	4.11
Commercial mortgage	92,614	7.53	96,883	8.02	99,093	8.42	93,215	8.43	110,871	11.12
Construction and land development	24,277	1.97	25,249	2.09	37,161	3.16	30,031	2.72	2,309	0.23
Loans to individuals	12,984	1.06	18,959	1.57	12,103	1.03	12,381	1.12	13,125	1.31
Loans to depository institutions	20,000	1.63	25,000	2.07	27,000	2.30	27,000	2.44	32,000	3.21

Total	$1,229,304	100.00%	$1,207,988	100.00%	$1,176,552	100.00%	$1,105,377	100.00%	$997,410	100.00%

The following table sets forth the maturities of the Company’s commercial and industrial, factored receivables and construction and land development loans, as of December 31, 2009:

	Due One Year or Less	Due One to Five Years	Due After Five Years	Total Gross Loans

Commercial and industrial	$459,541	$93,997	$33,509	$587,047
Factored receivables	140,265	—	—	140,265
Real estate—construction and land development	17,304	6,973	—	24,277

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

During 2009, conditions across many segments of the economy continued to deteriorate or failed to improve significantly, adversely affecting the financial condition of our small business borrowers as well as the value of our collateral. As a result of the adverse effects of existing economic conditions, nonaccrual loans increased $10.6 million during 2009 (primarily reflecting an $8.6 million increase in nonaccrual lease financing receivables), and net charge-offs for 2009 were $16.9 million higher than for the corresponding period in 2008 (primarily reflecting a $15.2 million increase in net charge-offs for lease financing receivables). The Company experienced a disruption in our collection efforts due to resignations, during the first quarter of 2009, of our collection manager and other members of the collection staff, which also resulted in increases in charge-offs and nonaccruals during 2009. We have since upgraded our collection staff, intensified our collection activities, tightened our credit standards and enhanced other credit evaluation criteria. Nevertheless, continuation and/or worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in periods prior to 2009.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 72), sets forth the amount of domestic nonaccrual and past due loans of the Company at the end of each of the five most recent fiscal years; there were no foreign loans accounted for on a nonaccrual basis. At December 31, 2009, approximately $5.2 million of lease financing receivables and residential real estate loans were troubled debt restructurings. See Note 7 on page 80 for additional discussion. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

December 31,	2009	2008	2007	2006	2005

Gross loans	$1,254,946	$1,245,263	$1,249,128	$1,177,705	$1,081,701

Nonaccrual loans
Commercial and industrial	$4,231	$816	$610	$1,490	$611
Lease financing receivables	11,960	3,387	2,571	2,933	2,109
Factored receivables	—	—	—	—	—
Real estate—residential mortgage	1,786	3,078	2,786	1,011	740
Real estate—commercial mortgage	—	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	63	416	427	397

Total nonaccrual loans	17,977	7,344	6,383	5,861	3,857
Past due 90 days or more (other than the above)	1,194	821	1,329	989	821

Total	$19,171	$8,165	$7,712	$6,850	$4,678

Interest income that would have been earned on nonaccrual loans outstanding	$1,463	$731	$655	$545	$294

Applicable interest income actually realized on nonaccrual loans outstanding	$743	$321	$222	$335	$95

Nonaccrual and past due loans as a percentage of total gross loans	1.53%	0.66%	0.62%	0.58%	0.43%

At December 31, 2009, commercial and industrial nonaccruals represented 0.72% of commercial and industrial loans. There were 38 loans made to small business borrowers located in 4 states with balances ranging between approximately $6.7 thousand and $1.3 million.

At December 31, 2009, lease financing nonaccruals represented 6.13% of lease financing receivables. The lessees of the equipment are located in 35 states. There were 259 leases ranging between approximately $100 and $345.1 thousand, 100 of which were under $100. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At December 31, 2009, residential real estate nonaccruals represented 1.43% of residential real estate loans held in portfolio. There were 13 loans ranging between approximately $7.5 thousand and $332 thousand secured by properties located in 8 states.

At December 31, 2009, other real estate owned consisted of 7 properties with values between approximately $55 thousand and $499 thousand located in 5 states.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews; the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process; and historical loss experience by type of credit and internal risk ratings. The impact of this other data might result in an allowance greater than that indicated by the evaluation process previously described. The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided by the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of Thrift Supervision in December 2006 and includes an allowance allocation calculated in accordance with the U.S. GAAP guidance on loans with deteriorated credit quality in FASB Codification Topic 310: Receivables. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. In addition, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described in the immediately preceding paragraph could also result in future additions to the allowance. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

At December 31, 2009, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.66% and the allowance was $19.9 million. Loans 90 days past due and still accruing amounted to $1.2 million. At such date, the Company’s nonaccrual loans amounted to $18.0 million; $1.7 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310: Receivables, and had a valuation allowance totaling $129 thousand, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of December 31, 2009. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision taken in 2009. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.4 and $2.3 million at December 31, 2009 and 2008, respectively.

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 72), sets forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years:

Years Ended December 31,	2009	2008	2007	2006	2005

Average loans held in portfolio, net of unearned discounts, during year	$1,154,041	$1,120,362	$1,049,206	$984,307	$873,192

Allowance for loan losses:
Balance at beginning of year	$16,010	$15,085	$16,288	$15,369	$14,437

Charge-offs:
Commercial and industrial	4,945	2,610	2,620	1,075	446
Lease financing receivables	19,115	3,886	3,345	4,618	3,732
Factored receivables	514	581	243	223	369
Real estate—residential mortgage	312	58	215	24	13
Real estate—commercial mortgage	—	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	67	—	—

Total charge-offs	24,886	7,135	6,490	5,940	4,560

Recoveries:
Commercial and industrial	1,042	297	219	786	219
Lease financing receivables	345	294	316	310	76
Factored receivables	63	26	31	32	39
Real estate—residential mortgage	102	61	30	—	—
Real estate—commercial mortgage	—	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	69	110	38	39

Total recoveries	1,552	747	706	1,166	373

Subtract:
Net charge-offs	23,334	6,388	5,784	4,774	4,187

Provision for loan losses	27,900	8,325	5,853	4,503	5,214

Add allowance from acquisition	—	—	—	1,845	—

Less loss on transfers to other real estate owned	704	1,012	1,272	655	95

Balance at end of year	$19,872	$16,010	$15,085	$16,288	$15,369

Ratio of net charge-offs to average loans held in portfolio, net of unearned discounts, during year	2.02%	0.57%	0.55%	0.49%	0.48%

The following table, restated to reflect the disposition of Sterling Financial (see Note 2 beginning on page 72), presents the Company’s allocation of the allowance for loan losses. This allocation is based on estimates by management and may vary from year to year based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company’s loans held in portfolio may not necessarily be indicative of actual future charge-offs in that loan category.

December 31,	2009		2008		2007		2006		2005

	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio

Domestic
Commercial and industrial	$6,082	49.01%	$5,530	44.87%	$5,655	44.96%	$6,488	46.82%	$7,017	40.36%
Loans to depository institutions	—	1.67	88	2.11	54	2.34	135	2.52	112	3.35
Lease financing receivables	10,249	16.32	6,130	21.59	5,398	21.66	6,356	19.38	4,636	19.90
Factored receivables	971	11.70	933	7.52	1,083	6.94	1,127	7.44	1,260	7.74
Real estate—residential mortgage (portfolio)	1,646	10.43	2,355	12.00	1,988	11.23	1,468	11.20	1,437	15.45
Real estate—commercial mortgage	560	7.75	674	8.18	613	8.60	501	8.69	509	11.59
Real estate—construction and land development	149	2.03	175	2.13	183	3.22	150	2.80	10	0.24
Loans to individuals	80	1.09	88	1.60	15	1.05	—	1.15	110	1.37
Unallocated	135	—	37	—	96	—	63	—	278	—

Total	$19,872	100.00%	$16,010	100.00%	$15,085	100.00%	$16,288	100.00%	$15,369	100.00%

During 2009 the allowance for loan losses increased because of increases in the allowance allocated to lease financing receivables and in the allowance allocated to commercial and industrial loans, partially offset by a reduction in the allowance allocated to real estate-residential mortgage loans. The allowance allocated to lease financing receivables increased primarily as a result of increased losses experienced in that category in 2009 compared to 2008 partially offset by a decrease in the specific valuation allowance for impaired loans. The impact of the increase in nonaccrual lease financing receivables at December 31, 2009 compared to December 31, 2008 was mitigated by decreasing levels of nonaccruals in that category in the third and fourth quarters of 2009 compared to the second quarter of 2009. The allowance allocated to commercial and industrial loans increased due to increased losses experienced in that category in 2009 compared to 2008 and higher nonaccrual levels in that category at December 31, 2009 compared to December 31, 2008 partially offset by a decrease in the specific valuation allowance for impaired loans. The allowance allocated to real estate-residential mortgage loans decreased primarily due to lower nonaccrual loan balances at December 31, 2009 compared to December 31, 2008 coupled with a decrease in the specific valuation allowance for impaired loans. During the fourth quarter of 2009 the level of the allowance for loan losses benefitted from a recovery of $0.9 million on a loan charged off in a prior period.

During 2008 the allowance for loan losses increased primarily because of increases in the allowance allocated to lease financing and in the allowance allocated to real estate—residential mortgage loans. The allowance allocated to lease financing receivables increased primarily as a result of increased losses experienced in that category in 2008 compared to 2007 and an increase in the specific valuation allowance for impaired loans. The allowance allocated to real estate—residential mortgage loans increased primarily due to increased risks in the real estate market in 2008 compared to 2007 and an increase in the specific valuation allowance for impaired loans.

During 2007 the allowance for loan losses decreased primarily because decreases in the allowance allocated to commercial and industrial loans and lease financing receivables more than offset an increase in the allowance allocated to real estate—residential mortgage loans. During 2007 the allowance allocated to commercial and industrial loans decreased primarily as a result of another year of low loss experience in Sterling Resource Funding Corp. compared to its loss experience before the Company acquired it as of April 1, 2006. The allowance allocated to lease financing receivables decreased primarily as a result of improved loss experience in that category in 2007 compared to 2006. The allowance allocated to real estate—residential mortgage loans increased primarily due to increased risks in the real estate market in 2007 compared to 2006 and an increase in the specific valuation allowance for impaired loans.

Deposits

A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits at the end of each of the three most recent fiscal years:

December 31,	2009		2008		2007

	Balances	% of Total	Balances	% of Total	Balances	% of Total

Domestic
Demand	$546,332	34.56%	$464,572	34.22%	$501,007	33.56%
NOW	266,343	16.85	224,754	16.55	241,333	16.17
Savings	17,497	1.11	18,083	1.33	17,690	1.19
Money Market	308,175	19.50	321,368	23.67	208,423	13.96
Time deposits less than $100 thousand	140,678	8.90	116,601	8.59	113,170	7.58
Time deposits greater than $100 thousand	301,057	19.04	211,855	15.60	410,443	27.50

Total domestic deposits	1,580,082	99.96	1,357,233	99.96	1,492,066	99.96

Foreign
Demand	5	—	13	—	16	—
Time deposits greater than $100 thousand	580	0.04	578	0.04	576	0.04

Total foreign deposits	585	0.04	591	0.04	592	0.04

Total deposits	$1,580,667	100.00%	$1,357,824	100.00%	$1,492,658	100.00%

The Company began participating in the Certificate of Deposit Account Registry Service (“CDARS”) on January 22, 2009. CDARS deposits totaled approximately $82.3 million at December 31, 2009 and averaged approximately $42.0 million for the year ended December 31, 2009.

Scheduled maturities of time deposits at December 31, 2009 were as follows:

2010	$390,204
2011 and later	52,111

$442,315

Scheduled maturities of time deposits in amounts of $100,000 or more at December 31, 2009 were as follows:

Due within 3 months or less	$159,701
Due after 3 months and within 6 months	51,946
Due after 6 months and within 12 months	66,057
Due after 12 months	23,933

$301,637

Fluctuations of balances in total or among categories at any date can occur based on the Company’s mix of assets and liabilities, as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 51.

Sterling Bancorp
CONSOLIDATED AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST EARNINGS[1]

Years Ended December 31,	2009			2008			2007

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$36,804	$85	0.23%	$5,727	$42	0.74%	$3,033	$117	3.86%
Investment securities
Available for sale—taxable	350,069	16,575	4.73	390,337	20,453	5.24	161,266	8,063	5.00
Held to maturity—taxable	320,655	15,070	4.70	332,033	15,718	4.73	401,212	18,705	4.66
Tax-exempt[2]	48,761	2,907	5.96	21,799	1,268	5.82	19,849	1,183	5.96
Federal Reserve and Federal Home Loan Bank stock	9,487	516	5.45	11,908	598	5.02	3,876	315	8.14
Federal funds sold	—	—	—	444	8	1.84	23,219	1,236	5.32
Loans, net of unearned discounts[3]	1,195,266	71,788	6.38	1,143,648	80,445	7.37	1,093,125	92,247	8.83

TOTAL INTEREST-EARNING ASSETS	1,961,042	106,941	5.65%	1,905,896	118,532	6.40%	1,705,580	121,866	7.35%

Cash and due from banks	31,118			49,269			66,384
Allowance for loan losses	(19,107)			(16,087)			(16,233)
Goodwill	22,901			22,901			22,885
Other	118,267			104,649			96,999

TOTAL ASSETS	$2,114,221			$2,066,628			$1,875,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,012	18	0.10%	$18,460	59	0.32%	$19,618	101	0.51%
NOW	211,121	620	0.29	239,944	2,306	0.96	237,731	5,903	2.48
Money market	333,647	3,252	0.97	264,403	4,038	1.53	241,478	7,079	2.93
Time	375,164	7,993	2.13	450,455	15,099	3.35	556,295	25,674	4.62
Foreign
Time	578	6	1.09	576	6	1.09	574	6	1.09

Total interest-bearing deposits	938,522	11,889	1.27	973,838	21,508	2.21	1,055,696	38,763	3.67

Borrowings
Securities sold under agreements to repurchase—customers	72,892	353	0.48	89,602	1,855	2.07	80,649	3,392	4.21
Securities sold under agreements to repurchase—dealers	—	—	—	41,808	1,127	2.69	6,470	309	4.78
Federal funds purchased	25,075	51	0.21	50,368	899	1.79	9,281	430	4.63
Commercial paper	13,107	67	0.51	17,806	461	2.59	26,731	1,350	5.05
Short-term borrowings—FHLB	3,411	11	0.31	69,708	1,309	1.88	7,082	336	4.74
Short-term borrowings—FRB	154,726	398	0.26	8,841	47	0.53	—	—	—
Short-term borrowings—other	1,864	—	—	1,707	35	2.04	1,360	66	4.87
Long-term borrowings—FHLB	149,207	4,432	2.97	137,705	4,053	2.94	18,356	820	4.47
Long-term borrowings—subordinated debentures	25,774	2,094	8.38	25,774	2,094	8.38	25,774	2,094	8.38

Total borrowings	446,056	7,406	1.66	443,319	11,880	2.68	175,703	8,797	5.03

Total Interest-Bearing Liabilities	1,384,578	19,295	1.39%	1,417,157	33,388	2.36%	1,231,399	47,560	3.86%

Noninterest-bearing demand deposits	441,087	—		427,105	—		424,425	—

Total including noninterest-bearing demand deposits	1,825,665	19,295	1.06%	1,844,262	33,388	1.81%	1,655,824	47,560	2.87%

Other liabilities	130,331			102,575			95,651

Total Liabilities	1,955,996			1,946,837			1,751,475
Shareholders’ equity	158,225			119,791			124,140

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,114,221			$2,066,628			$1,875,615

Net interest income/spread		87,646	4.26%		85,144	4.04%		74,306	3.49%

Net yield on interest-earning assets			4.63%			4.60%			4.48%

Less: Tax-equivalent adjustment		1,021			461			433

Net interest income		$86,625			$84,683			$73,873

[1]

The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to prior period amounts to conform to current presentation.

[2]	Interest on tax-exempt securities included herein is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

Sterling Bancorp
CONSOLIDATED RATE/VOLUME ANALYSIS[1]

Increase (Decrease) from Years Ended,	December 31, 2008 to December 31, 2009			December 31, 2007 to December 31, 2008

	Volume	Rate	Total[2]	Volume	Rate	Total[2]

	(in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks	$90	$(47)	$43	$60	$(135)	$(75)

Investment securities
Available for sale—taxable	(2,021)	(1,857)	(3,878)	11,986	404	12,390
Held to maturity—taxable	(553)	(95)	(648)	(3,262)	275	(2,987)
Tax-exempt	1,607	32	1,639	81	4	85

Total	(967)	(1,920)	(2,887)	8,805	683	9,488

Federal Reserve and Federal Home Loan Bank stock	(130)	48	(82)	443	(160)	283

Federal funds sold	(8)	—	(8)	(735)	(493)	(1,228)
Loans, net of unearned discounts[3]	3,343	(12,000)	(8,657)	4,606	(16,408)	(11,802)

TOTAL INTEREST INCOME	$2,328	$(13,919)	$(11,591)	$13,179	$(16,513)	$(3,334)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$(1)	$(40)	$(41)	$(6)	$(36)	$(42)
NOW	(252)	(1,434)	(1,686)	70	(3,667)	(3,597)
Money market	900	(1,686)	(786)	635	(3,676)	(3,041)
Time	(2,260)	(4,846)	(7,106)	(4,279)	(6,296)	(10,575)
Foreign
Time	—	—	—	—	—	—

Total interest-bearing deposits	(1,613)	(8,006)	(9,619)	(3,580)	(13,675)	(17,255)

Borrowings
Securities sold under agreements to repurchase—customers	(297)	(1,205)	(1,502)	352	(1,889)	(1,537)
Securities sold under agreements to repurchase—dealers	(1,127)	—	(1,127)	1,009	(191)	818
Federal funds purchased	(308)	(540)	(848)	876	(407)	469
Commercial paper	(98)	(296)	(394)	(359)	(530)	(889)
Short-term borrowings—FHLB	(692)	(606)	(1,298)	1,291	(318)	973
Short-term borrowings—FRB	387	(36)	351	47	—	47
Short-term borrowings—other	—	(35)	(35)	14	(45)	(31)
Long-term borrowings—FHLB	337	42	379	3,607	(374)	3,233

Total borrowings	(1,798)	(2,676)	(4,474)	6,837	(3,754)	3,083

TOTAL INTEREST EXPENSE	$(3,411)	$(10,682)	$(14,093)	$3,257	$(17,429)	$(14,172)

NET INTEREST INCOME	$5,739	$(3,237)	$2,502	$9,922	$916	$10,838

[1]	Amounts are presented on a tax-equivalent basis.

[2]

The change in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest income for Federal funds sold and in interest expense for securities sold under agreements to repurchase—dealers and short-term borrowings—FRB has been allocated entirely to the volume variance. The effect of the extra day in 2008 has also been allocated entirely to the volume variance.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at December 31, 2009, presented on page 57, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of December 31, 2009 the Company was not a party to any financial instrument derivative agreement. On September 14, 2008, an interest rate floor agreement with a notional amount of $50 million expired. At December 31, 2008, there were no amounts receivable under this contract.

The interest rate floor agreement was not designated as a hedge for accounting purposes and therefore changes in the fair value of the instrument are required to be recognized as current income or expense in the Company’s consolidated financial statements. For the years ended December 31, 2009, 2008 and 2007, $-0-, $88 thousand and $8 thousand were credited to noninterest income, respectively.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2009, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.6% ($2.7 million) and a 4.9% ($5.1 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.3% ($1.3 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2009 was considered to be remote given then-current interest rate levels. As of December 31, 2008, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.2% ($1.2 million) and a 2.1% ($2.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.4% ($0.4 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2008 was considered to be remote given then-current interest rate levels.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2010.

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

In December 2008, under the U.S. Treasury’s TARP Capital Purchase Program, we issued to the U.S. Treasury 42,000 of the parent company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, liquidation preference of $1,000 per share (“Series A Preferred Shares”). Cumulative dividends on the

Series A Preferred Shares are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter. In conjunction with its purchase of the Series A Preferred Shares, the U.S. Treasury also received a 10-year warrant to purchase up to 516,817 of the parent company’s common shares, at an exercise price of $12.19 per share, for an aggregate purchase price of $6.3 million in cash if the warrant is exercised in full. The allocated carrying values of the warrant and the Series A Preferred Shares on the date of issuance (based on their relative fair values) were $2.6 million and $39.4 million, respectively. The Series A Preferred Shares will be accreted to the redemption price of $42 million over five years. The warrant is exercisable at any time until December 23, 2018, and the number of common shares underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. If, on or before December 31, 2009, we had received aggregate gross cash proceeds of at least $42 million from sales of Tier 1 qualifying perpetual preferred shares or common shares, the number of common shares issuable upon exercise of the warrant would have been reduced by one-half of the original number of common shares so issuable.

At December 31, 2009, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $17.3 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $62.7 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

The following table sets forth information regarding the Company’s contractual cash obligations as of December 31, 2009:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years

Long-Term Debt[1]	$155,774	$10,000	$20,000	$80,000	$45,774
Operating Leases	46,945	4,722	8,769	8,776	24,678

Total Contractual Cash Obligations	$202,719	$14,722	$28,769	$88,776	$70,452

[1] Based on contractual maturity date.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of December 31, 2009:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years

Residential Loans	$17,416	$17,416	$—	$—	$—
Commercial Loans	13,907	141	6,833	—	6,933

Total Loan Commitments	31,323	17,557	6,833	—	6,933
Standby Letters of Credit	25,286	23,354	1,932	—	—
Other Commercial Commitments	43,278	41,323	—	—	1,955

Total Commercial Commitments	$99,887	$82,234	$8,765	$—	$8,888

While past performance is not a guarantee of future performance, management believes that the parent company’s funding sources (including dividends from all its subsidiaries) and the bank’s funding sources will be adequate to meet their liquidity requirements in the future.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital at December 31, 2009 and December 31, 2008 is presented in Note 24 beginning on page 102. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2009, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The bank regulatory agencies have encouraged banking organizations, including healthy, well run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, current economic conditions, the global financial crisis and the likelihood, as described below, of increased formal capital requirements for banking organizations. In light of the foregoing, the Company and the bank expect that they will maintain capital ratios substantially in excess of these ratios.

The elements currently comprising Tier 1 capital and Tier 2 capital, the minimum Tier 1 capital and total capital ratios and the minimum leverage ratio may in the future be subject to change, as discussed in greater detail under the caption “BUSINESS—SUPERVISION AND REGULATION” beginning on page 3.

IMPACT OF INFLATION AND CHANGING PRICES

The Company’s financial statements included herein have been prepared in accordance with U.S. GAAP, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “RISKS RELATED TO THE COMPANY’S BUSINESS” beginning on page 18 and under the caption “ASSET/LIABILITY MANAGEMENT” beginning on page 53.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See “Adoption of New Accounting Standards” and “Newly Issued Not Yet Effective Standards” in Note 1 of the Company’s consolidated financial statements for information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	1 Year to 5 Years	5 Years to 10 Years	Over 10 Years		Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$36,958	$—	$—	$—	$—		$—	$36,958
Investment securities	84,901	76,294	166,715	72,680	336,475		—	737,065
Commercial and industrial loans	501,559	44,506	40,973	—	—		(1,162)	585,876
Lease financing receivables	1,556	12,148	201,890	3,605	—		(24,143)	195,056
Factored receivables	140,265	—	—	—	—		(338)	139,927
Real estate—residential mortgage	25,526	55,520	14,018	16,116	47,390		—	158,570
Real estate—commercial mortgage	12,388	14,335	28,133	37,758	—		—	92,614
Real estate—construction loans	—	—	24,277	—	—		—	24,277
Loans to individuals	12,984	—	—	—	—		—	12,984
Loans to depository institutions	20,000	—	—	—	—		—	20,000
Noninterest-earning assets and allowance for loan losses	—	—	—	—	—		162,282	162,282

Total Assets	836,137	202,803	476,006	130,159	383,865		136,639	2,165,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings	—	—	17,497	—	—		—	17,497
NOW	—	—	266,343	—	—		—	266,343
Money market	283,308	—	24,867	—	—		—	308,175
Time—domestic	195,235	194,391	52,109	—	—		—	441,735
—foreign	395	185	—	—	—		—	580
Securities sold under agreements to repurchase—customers	21,048	—	—	—	—		—	21,048
Federal funds purchased	41,000	—	—	—	—		—	41,000
Commercial paper	17,297	—	—	—	—		—	17,297
Short-term borrowings—FRB	50,000	—	—	—	—		—	50,000
Short-term borrowings—other	2,509	—	—	—	—		—	2,509
Long-term borrowings—FHLB	10,000	—	100,000	20,000	—		—	130,000
Long-term borrowings—subordinated debentures	—	—	—	—	25,774		—	25,774

Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	—		843,651	843,651

Total Liabilities and Shareholders’ Equity	620,792	194,576	460,816	20,000	25,774		843,651	2,165,609

Net Interest Rate Sensitivity Gap	$215,345	$8,227	$15,190	$110,159	$358,091		$(707,012)	$—

Cumulative Gap at December 31, 2009	$215,345	$223,572	$238,762	$348,921	$707,012		$—	$—

Cumulative Gap at December 31, 2008	$(1,506)	$(119,864)	$(67,838)	$121,095	$620,719		$—	$—

Cumulative Gap at December 31, 2007	$12,155	$(177,693)	$(7,050)	N/A	$571,196	[1]	$—	$—

[1] Represents amounts due after 5 years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, and the statements of condition of Sterling National Bank as of December 31, 2009 and 2008, notes thereto and the Reports of Independent Registered Public Accounting Firms thereon appear on pages 59–110.

Sterling Bancorp
CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008

	(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$24,911	$31,832
Interest-bearing deposits with other banks	36,958	13,949
Securities available for sale (at estimated fair value; pledged: $150,034 in 2009 and $334,048 in 2008)	346,526	492,797
Securities held to maturity (pledged: $278,598 in 2009 and $206,726 in 2008) (estimated fair value: $396,150 in 2009 and $305,628 in 2008)	390,539	301,127

Total investment securities	737,065	793,924

Loans held for sale	33,889	23,403

Loans held in portfolio, net of unearned discounts	1,195,415	1,184,585
Less allowance for loan losses	19,872	16,010

Loans, net	1,175,543	1,168,575

Federal Reserve and Federal Home Loan Bank stock, at cost	8,482	12,705
Customers’ liability under acceptances	27	95
Goodwill	22,901	22,901
Premises and equipment, net	9,658	10,668
Other real estate	1,385	1,544
Accrued interest receivable	9,001	8,917
Cash surrender value of life insurance policies	49,009	45,845
Other assets	56,780	44,743

Total assets	$2,165,609	$2,179,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$546,337	$464,585
Savings, NOW and money market deposits	592,015	564,205
Time deposits	442,315	329,034

Total deposits	1,580,667	1,357,824

Securities sold under agreements to repurchase—customers	21,048	44,334
Federal funds purchased	41,000	131,000
Commercial paper	17,297	11,732
Short-term borrowings—FHLB	—	75,000
Short-term borrowings—FRB	50,000	100,000
Short-term borrowings—other	2,509	1,338
Long-term borrowings—FHLB	130,000	150,000
Long-term borrowings—subordinated debentures	25,774	25,774

Total borrowings	287,628	539,178

Acceptances outstanding	27	95
Accrued interest payable	1,291	2,046
Due to factored clients	82,401	50,621
Accrued expenses and other liabilities	51,645	68,857

Total liabilities	2,003,659	2,018,621

Commitments and contingent liabilities

Shareholders’ Equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 shares	40,113	39,440
Common stock, $1 par value. Authorized 50,000,000 shares; issued 22,226,425 and 22,202,419 shares, respectively	22,227	22,203
Warrant to purchase common stock	2,615	2,615
Capital surplus	178,734	178,417
Retained earnings	15,828	19,088
Accumulated other comprehensive loss	(12,399)	(16,259)
Common stock in treasury at cost, 4,119,934 and 4,107,191 shares, respectively	(85,168)	(85,024)

Total shareholders’ equity	161,950	160,480

Total liabilities and shareholders’ equity	$2,165,609	$2,179,101

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2009	2008	2007

	(dollars in thousands, except per share data)
INTEREST INCOME
Loans	$71,788	$80,445	$92,247
Investment securities
Available for sale—taxable	16,575	20,453	8,063
Held to maturity—taxable	15,070	15,718	18,705
Tax exempt	1,889	811	753
Federal Reserve and Federal Home Loan Bank Stock	513	594	312
Federal funds sold	—	8	1,236
Deposits with other banks	85	42	117

Total interest income	105,920	118,071	121,433

INTEREST EXPENSE
Deposits
Savings, NOW and Money Market	3,890	6,403	13,083
Time	7,999	15,105	25,680
Securities sold under agreements to repurchase—customers	353	1,855	3,392
Securities sold under agreements to repurchase—dealers	—	1,127	309
Federal funds purchased	51	899	430
Commercial paper	67	461	1,350
Short-term borrowings—FHLB	11	1,309	336
Short-term borrowings—FRB	398	47	—
Short-term borrowings—other	—	35	66
Long-term borrowings—FHLB	4,432	4,053	820
Long-term borrowings—subordinated debentures	2,094	2,094	2,094

Total interest expense	19,295	33,388	47,560

Net interest income	86,625	84,683	73,873
Provision for loan losses	27,900	8,325	5,853

Net interest income after provision for loan losses	58,725	76,358	68,020

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	18,320	15,713	15,536
Service charges on deposit accounts	5,943	5,418	5,588
Trade finance income	1,891	1,670	2,044
Other customer related service charges and fees	929	1,121	1,000
Mortgage banking income	9,476	8,619	8,893
Trust fees	450	571	551
Income from life insurance policies	1,098	1,127	1,092
Securities gains	5,561	—	188
Other-than-temporary loss	—	(1,684)	—
Loss on other real estate owned	(32)	(326)	(331)
Other income	514	1,071	851

Total noninterest income	44,150	33,300	35,412

NONINTEREST EXPENSES
Salaries	39,875	38,523	36,797
Employee benefits	12,293	9,893	9,506

Total personnel expense	52,168	48,416	46,303
Occupancy and equipment expenses, net	11,278	11,365	10,354
Advertising and marketing	3,167	3,914	3,897
Professional fees	5,147	7,873	6,666
Communications	1,665	1,757	1,941
Deposit insurance	4,153	751	206
Other expenses	10,967	10,400	10,111

Total noninterest expenses	88,545	84,476	79,478

Income from continuing operations before income taxes	14,330	25,182	23,954
Provision for income taxes	4,908	9,176	8,560

Income from continuing operations	9,422	16,006	15,394
Loss from discontinued operations, net of tax	—	—	(795)

Net income	9,422	16,006	14,599
Dividends on preferred shares and accretion	2,773	102	—

Net income available to common shareholders	$6,649	$15,904	$14,599

Average number of common shares outstanding
Basic	18,104,619	17,890,997	18,407,228
Diluted	18,126,333	18,107,878	18,729,034
Income from continuing operations available to common shareholders, per average common share
Basic	$0.37	$0.89	$0.84
Diluted	0.37	0.88	0.82
Net income available to common shareholders, per average common share
Basic	0.37	0.89	0.79
Diluted	0.37	0.88	0.78
Dividends per common share	0.56	0.76	0.76

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Years Ended December 31,	2009	2008	2007

	(dollars in thousands)
Net income	$9,422	$16,006	$14,599

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains on available for sale securities and other investments, arising during the year	3,039	360	835
Reclassification adjustment for (gains) losses included in net income	(3,037)	920	(106)
Pension liability adjustment—net actuarial gains (losses)	1,935	(7,613)	(596)
Reclassification adjustment for amortization of:
Prior service cost	36	36	54
Net actuarial losses	1,887	850	844

Other comprehensive income (loss)	3,860	(5,447)	1,031

Comprehensive income	$13,282	$10,559	$15,630

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31,	2009	2008	2007

	(dollars in thousands)
PREFERRED STOCK
Balance at beginning of year	$39, 440	$—	$—
Allocated proceeds at issuance	—	39,385	—
Discount accretion	673	55	—

Balance at end of year	$40,113	$39,440	$—

COMMON STOCK
Balance at beginning of year	$22,203	$21,279	$21,177
Common shares issued under stock incentive plan	24	924	102

Balance at end of year	$22,227	$22,203	$21,279

WARRANT TO PURCHASE COMMON STOCK
Balance at beginning of year	$2,615	$—	$—
Allocated proceeds at issuance	—	2,615	—

Balance at end of year	$2,615	$2,615	$—

CAPITAL SURPLUS
Balance at beginning of year	$178,417	$168,869	$167,960
Common shares issued under stock incentive plan and related tax benefits	185	9,501	795
Stock option compensation expense	132	132	114
Issuance costs for Series A preferred stock	—	(85)	—

Balance at end of year	$178,734	$178,417	$168,869

RETAINED EARNINGS
Balance at beginning of year, as originally reported	$19,088	$17,538	$16,694
Effect of change in accounting for bank-owned life insurance, effective January 1, 2008	—	(726)	—

Balance at beginning of year, as adjusted	19,088	16,812	16,694
Net income	9,422	16,006	14,599
Cash dividends paid—common shares	(10,131)	(13,675)	(13,755)
Cash dividends paid—preferred shares	(1,878)	—	—
Discount accretion on Series A preferred stock	(673)	(55)	—

Balance at end of year	$15,828	$19,088	$17,538

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(16,259)	$(10,812)	$(11,843)
Other comprehensive income/(loss), net of tax	3,860	(5,447)	1,031

Balance at end of year	$(12,399)	$(16,259)	$(10,812)

TREASURY STOCK
Balance at beginning of year	$(85,024)	$(75,803)	$(61,725)
Purchase of common shares	—	—	(13,622)
Surrender of shares issued under stock incentive plan	(144)	(9,221)	(456)

Balance at end of year	$(85,168)	$(85,024)	$(75,803)

TOTAL SHAREHOLDERS’ EQUITY
Balance at beginning of year	$160,480	$121,071	$132,263
Net changes during the year	1,470	39,409	(11,192)

Balance at end of year	$161,950	$160,480	$121,071

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2009	2008	2007

	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$9,422	$16,006	$14,599
Loss from discontinued operations included below in operating cash flows from discontinued operations	—	—	795

Income from continuing operations	9,422	16,006	15,394
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	27,900	8,325	5,853
Depreciation and amortization of premises and equipment	2,195	2,476	2,550
Securities (gains)	(5,561)	—	(188)
Other-than-temporary loss	—	1,684	—
Income from life insurance policies, net	(1,388)	(939)	(1,230)
Deferred income tax (benefit) expense	(3,032)	1,181	(997)
Proceeds from sale of loans	618,857	452,310	534,677
Gains on sales of loans, net	(9,480)	(8,587)	(8,893)
Originations of loans held for sale	(619,863)	(447,755)	(529,005)
Amortization of premiums on investment securities	2,269	406	415
Accretion of discounts on investment securities	(1,350)	(628)	(444)
(Increase) Decrease in accrued interest receivable	(85)	(1,791)	(1,236)
(Decrease) Increase in accrued interest payable	(755)	(1,525)	261
Increase (Decrease) in due to factored clients	31,780	3,493	(9,517)
(Decrease) Increase in accrued expenses and other liabilities	(10,150)	(4,798)	(3,054)
(Increase) Decrease in other assets	(10,561)	(6,659)	(4,036)
Loss on OREO	32	326	331
Other, net	—	—	(128)

Net cash provided by operating activities	30,230	13,525	753

INVESTING ACTIVITIES
Purchase of premises and equipment	(1,149)	(1,965)	(2,405)
Net (increase) decrease in interest-bearing deposits with other banks	(23,009)	(12,969)	281
Net decrease in Federal funds sold	—	—	20,000
Net decrease (increase) in loans held in portfolio	13,778	(28,002)	(96,432)
Net increase in short-term factored receivables	(30,729)	(9,139)	20,149
Decrease in other real estate	2,196	2,136	1,513
Proceeds from calls/sales of securities—available for sale	395,632	34,555	30,423
Proceeds from calls of securities—held to maturity	40,000	—	34,110
Proceeds from prepayments, redemptions or maturities of securities—held to maturity	82,059	60,673	78,986
Proceeds from redemptions of Federal Home Loan Bank Stock	4,725	16,556	2,309
Purchases of securities—held to maturity	(211,552)	—	(54,116)
Proceeds from prepayments, redemptions or maturities—available for sale	132,043	153,264	153,899
Purchases of securities—available for sale	(378,790)	(404,512)	(295,145)
Purchases of Federal Home Loan Bank stock	(503)	(22,770)	(4,950)
Cash paid in acquisition	(21,333)	—	—

Net cash provided by (used in) investing activities	3,368	(212,173)	(111,378)

FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand deposits	81,752	(36,438)	(4,875)
Net increase in savings, NOW, money market deposits	27,810	96,759	19,846
Net increase (decrease) in time deposits	113,281	(195,155)	(3,798)
Net (decrease) increase in Federal funds purchased	(90,000)	66,000	65,000
Net (decrease) increase in securities sold under agreements to repurchase	(23,286)	(25,920)	17,451
Net (decrease) increase in commercial paper and other short-term borrowings	(118,264)	117,906	39,191
(Decrease) Increase in long-term borrowings	(20,000)	110,000	20,000
Purchase of treasury shares	—	—	(13,622)
Proceeds from exercise of stock options	197	2,589	1,010
Proceeds from issuance of preferred shares and warrant to purchase common shares	—	42,000	—
Cash dividends paid on common shares	(10,131)	(13,674)	(13,755)
Cash dividends paid on preferred shares	(1,878)	—	—

Net cash (used in) provided by financing activities	(40,519)	164,067	126,448

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	—	—	531

Total	—	—	531

Net (decrease) increase in cash and due from banks	(6,921)	(34,581)	16,354
Cash and due from banks—beginning of year	31,832	66,413	50,059

Cash and due from banks—end of year	$24,911	$31,832	$66,413

Supplemental disclosure of cash flow information:
Interest paid	$20,051	$34,920	$47,299
Income taxes paid	5,759	9,245	2,286
Loans held for sale transferred to portfolio	—	3,619	12,785
Loans in portfolio transferred to other real estate	2,069	2,336	1,272
Due to brokers on purchases of securities available for sale	—	15,446	—

See Notes to Consolidated Financial Statements.

Sterling National Bank
CONSOLIDATED STATEMENTS OF CONDITION

December 31,	2009	2008

	(dollars in thousands, except per share data)

ASSETS
Cash and due from banks	$24,874	$31,800
Interest-bearing deposits with other banks	36,958	13,949

Securities available for sale (at estimated fair value; pledged: $150,034 in 2009 and $334,048 in 2008)	345,548	492,031
Securities held to maturity (pledged: $278,598 in 2009 and $206,726 in 2008) (estimated fair value: $396,150 in 2009 and $305,628 in 2008)	390,539	301,127

Total investment securities	736,087	793,158

Loans held for sale	33,889	23,403

Loans held in portfolio, net of unearned discounts	1,180,254	1,184,536
Less allowance for loan losses	19,872	16,010

Loans, net	1,160,382	1,168,526

Federal Reserve and Federal Home Loan bank stock, at cost	8,482	12,705
Customers’ liability under acceptances	27	95
Goodwill	1,742	1,742
Premises and equipment, net	9,646	10,650
Other real estate	1,385	1,544
Accrued interest receivable	9,000	8,899
Cash surrender value of life insurance policies	45,249	42,826
Other assets	59,741	50,000

Total assets	$2,127,462	$2,159,297

LIABILITIES AND SHAREHOLDER’S EQUITY
Noninterest-bearing demand deposits	$549,414	$512,065
Savings, NOW and money market deposits	620,281	575,401
Time deposits	442,315	329,034

Total deposits	1,612,010	1,416,500
Securities sold under agreements to repurchase—customers	21,048	44,334
Federal funds purchased	41,000	131,000
Short-term borrowings—FHLB	—	75,000
Short-term borrowings—FRB	50,000	100,000
Short-term borrowings—other	2,509	1,338
Long-term borrowings—FHLB	130,000	150,000
Acceptances outstanding	27	95
Accrued interest payable	1,282	2,039
Due to factored clients	82,401	50,621
Accrued expenses and other liabilities	43,195	60,889

Total liabilities	1,983,472	2,031,816

Commitments and contingent liabilities
Shareholder’s Equity
Common stock, $50 par value Authorized and issued, 358,526 shares	17,926	17,926
Capital surplus	19,763	19,763
Undivided profits	115,270	102,506
Accumulated other comprehensive loss	(8,969)	(12,714)

Total shareholder’s equity	143,990	127,481

Total liabilities and shareholder’s equity	$2,127,462	$2,159,297

See Notes to Consolidated Financial Statements.

Sterling Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sterling Bancorp (the “parent company”) is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, leasing, deposit services, trust and estate administration and investment management services. The Company has operations principally in New York and conducts business throughout the United States.

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which, effective for all interim and annual periods ending after September 15, 2009, principally consist of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). FASB Codification Topic 105: Generally Accepted Accounting Principles establishes the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”), under authority of federal securities laws, are also sources of authoritative guidance for SEC registrants. All guidance contained in the FASB Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the FASB Codification is superseded and deemed non-authoritative.

The following summarizes the significant accounting policies of the Company with specific references being to the FASB Codification.

(a) Basis of Presentation

The consolidated financial statements include the accounts of the parent company and its subsidiaries, principally the bank, after elimination of intercompany transactions.

Generally, U.S. GAAP requires that all entities in which a company has a controlling financial interest be consolidated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether it holds ownership of a majority voting interest. However, certain entities may not have voting interests or decision-making abilities because the controlling financial interest is achieved through other arrangements. These variable interest entities (“VIEs”) may still require consolidation even though equity investors do not have the typical characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The parent company’s wholly-owned subsidiary, Sterling Bancorp Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

(b) General Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary. Actual results could differ from management’s current estimates, as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty inherent in these significant estimates. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as other-than-temporary declines in the value of securities and the accounting for income taxes. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration or lack of significant improvement in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

The Company evaluates subsequent events through the date that the financial statements are issued.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current presentation. Throughout the notes, dollar amounts presented in tables are in thousands, except per share data.

(c) Adoption of New Accounting Standards

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The guidance was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (non-recognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The guidance also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This guidance is effective for fiscal years ending after December 15, 2009. Upon initial application, provisions of the guidance are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to other factors, which is recognized in other comprehensive income and (2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The effect of adopting of this new guidance did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

(d) Newly Issued Not Yet Effective Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in VIEs are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is not expected to have a material impact on the Company’s financial statements.

(e) Investment Securities

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

Securities pledged as collateral are disclosed parenthetically in the Consolidated Balance Sheets if the secured party has the right by contract or custom to sell or repledge the collateral. Securities are pledged by the Company to secure trust and public deposits, securities sold under agreements to repurchase, advances from the FHLB and for other purposes required or permitted by law.

A periodic review is conducted by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery of cost. If the decline is deemed to be other-than-temporary, and the Company has the ability and intent to hold the security until there is a recovery of cost, the security is written down to a new cost basis and the resulting credit component of the loss is reported in noninterest income and the remainder of the loss is recorded in shareholder’s equity. If the Company does not have the ability and intent to hold the security until there is a recovery of cost, the full amount of the other-than-temporary impairment is recorded in noninterest income.

(f) Loans

Loans (including factored accounts receivable), other than those held for sale, are reported at their principal amount outstanding, net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition. Interest earned on loans without discounts is credited to income based on loan principal amounts outstanding at appropriate interest rates. Material origination and other nonrefundable fees net of direct costs and discounts on loans (excluding factored accounts receivable) are credited to income over the terms of the loans using a method that results in an approximately constant effective yield. Nonrefundable fees on the purchase of accounts receivable are credited to “Factoring income” at the time of purchase, which, based on our analysis, does not produce results that are materially different from the results under the amortization method specified in FASB Codification Topic 310: Receivables.

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, and are included under the caption “Loans held for sale” in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans are sold, including servicing rights, without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption “Mortgage banking income” in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company has commitments to fund loans held for sale and commitments to sell loans which are considered derivative instruments under FASB Codification Topic 815: Derivatives and Hedging. The fair values of these free-standing derivative instruments were immaterial at December 31, 2009 and 2008.

Nonaccrual loans are those on which the accrual of interest has ceased. Loans, including loans that are individually identified as being impaired under FASB Codification Topic 310: Receivables, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Interest income is recognized on non-accrual loans only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

(g) Allowance for Loan Losses

The allowance for loan losses, which is available for losses incurred in the loan portfolio, is increased by a provision charged to expense and decreased by charge-offs, net of recoveries.

The Company’s allowance for loan losses includes (1) specific valuation allowances for impaired loans evaluated in accordance with FASB Codification Topic 310: Receivables and (2) formulaic allowances based on historical loss experience by loan category, as adjusted for various evaluation factors, including those described below.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Under the provisions of FASB Codification Topic 310: Receivables, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices; or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

The adequacy of the allowance for loan losses is reviewed regularly by management. The allowance for loan losses is maintained through the provision for loan losses. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. The allowance reflects management’s evaluation both of loans presenting identified loss potential and of the risk inherent in various components of the portfolio, including loans identified as impaired as required by FASB Codification Topic 310: Receivables. Thus, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described above could result in future additions to the allowance.

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

(h) Federal Reserve and Federal Home Loan Bank Stock

The bank is required to maintain a minimum level of investment in Federal Home Loan Bank of New York (“FHLB”) stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. FHLB and Federal Reserve Bank (“FRB”) stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are shown separately in the Consolidated Balance Sheets and carried at cost.

(i) Goodwill and Other Intangible Assets

Goodwill, representing the excess of the purchase price over the fair value of net assets of businesses acquired, reflected in the Consolidated Balance Sheets arose from the parent company’s acquisition of the bank (in 1968) and the acquisition of Sterling Resource Funding Corp (in 2006). Goodwill is assigned to the Corporate lending unit for segment reporting purposes. Effective January 1, 2002, the Company adopted the provisions of FASB Codification Topic 350: Intangibles—Goodwill and Other, under which goodwill is deemed to have an indefinite useful life, and therefore not amortized, and the Company is required to complete an annual assessment by segment for any impairment of goodwill. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company has selected December 31 as the date to perform the annual impairment testing. The impairment would be treated as an expense in the income statement. There was no impairment expense recorded in 2009, 2008 or 2007.

Goodwill is the only intangible asset with an indefinite life on our balance sheet and is tested for impairment using a two-step approach that initially involves the identification of “reporting units” and the estimation of their respective fair values. If the fair value of a reporting unit is less than the carry value of the reporting unit, a goodwill impairment loss would be recognized as a charge to expense for any excess of the goodwill carrying amount over its implied fair value.

Other intangible assets consist of acquired customer contracts and assets arising from a purchase of assets as of April 6, 2009. They were initially measured at fair value and then are amortized on a straight-line method over their estimated useful life of 2 years.

(j) Premises and Equipment

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

(k) Foreclosed Assets

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

(l) Cash Surrender Value of Life Insurance Policies

The bank invested in Bank Owned Life Insurance (“BOLI”) policies to fund certain future employee benefit costs. In addition, the parent company and the bank own endorsement split-dollar life insurance policies on certain key executives. The cash surrender value, net of surrender charges, of these insurance policies is recorded in the Consolidated Balance Sheets under the caption “Cash surrender value of bank owned and other life insurance policies.” Changes in the cash surrender value, net of surrender charges, of BOLI policies are recorded in the Consolidated Statements of Income under the caption “Income from bank owned life insurance policies.” Changes in the cash surrender value, net of surrender charges, of the endorsement split-dollar life insurance policies are netted against premium expense in the Consolidated Statements of Income under the caption “Employee benefits.” As discussed more fully in Note 20 beginning on page 90, the Company adopted new accounting requirements related to bank-owned life insurance included in FASB Codification Topic 715: Compensation—Retirement Benefits on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.

(m) Repurchase Agreements

The Company sells certain securities under agreements to repurchase and receives cash as collateral. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Balance Sheets. The carrying value of the securities underlying the agreements remains reflected as an asset.

(n) Derivative Financial Instruments

The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Company’s Consolidated Balance Sheets. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 120% of the opposite change in the fair value of the derivative and the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the derivative and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. Changes in the fair value of derivative financial instruments not designated as hedges for accounting purposes are reflected in income or expense at measurement dates. At December 31, 2009 and 2008, the Company was not a party to any financial instrument derivative agreement.

The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

(o) Impact of Current Economic Conditions

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

(p) Income Taxes

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

A recent change in New York State tax law generally requires a REIT that is majority owned by a New York State bank to be included in the bank’s combined New York State tax return. The Company believes that it qualifies for the small-bank exception to this rule. If, contrary to this belief, Sterling Real Estate Holding Company, Inc. were required to be included in the Company’s New York State combined tax return, the Company’s effective tax rate would increase.

Under the small-bank exception, dividends received by the bank from SREHC, a real estate investment trust, are subject to a 60% dividends-received deduction, which results in only 40% of the dividends being subject to New York State tax. The possible reform of the New York State banking corporation tax mentioned under “ITEM 1A. RISK FACTORS—RISKS RELATED TO THE COMPANY’S BUSINESS—Possible New York State Legislative Changes May Negatively Affect the Amount of Taxes We Pay in Future Years” could require SREHC to file a combined return with the Company and substantially eliminate the benefit of the 60% dividends-received deduction by causing generally all of SREHC’s income to be subject to New York State tax as part of the Company’s combined return.

Effective January 1, 2007, the Company adopted the provisions of FASB Codification Topic 740: Income Taxes, which discusses the accounting for uncertainty in income taxes recognized in an entity’s financial statements. U.S. GAAP also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

(q) Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks.

(r) Stock Incentive Plan

At December 31, 2009, the Company had a stock-based employee compensation plan, which is described more fully in Note 19.

Employee stock options generally expire ten years from the date of grant and become non-forfeitable one year from date of grant, although if necessary to qualify to the maximum extent possible as incentive stock options, these options become exercisable in annual installments. Director non-qualified stock options generally expire five years from the date of grant and become non-forfeitable and become exercisable in four annual installments starting one year from date of grant. Stock-based compensation is recognized in compensation expense as described more fully in Note 19 over the period from date of grant to the date on which the options become non-forfeitable.

(s) Earnings Per Average Common Share

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

(t) Immaterial Corrections

Management has made an immaterial correction to the classification in prior years’ balance sheet of certain loan principal payments received from borrowers. Loan principal payments of approximately $37.0 million at December 31, 2008 that were previously reported as noninterest-bearing demand deposits have now been applied to reduce loans held in portfolio, net. Total loans, total assets, total deposits and total liabilities at December 31, 2008 have each been reduced by that amount. Since a comparable amount of loan payments had been misclassified in earlier years, the correction also resulted in a decrease of approximately $2.6 million in net cash used in investing activities and an equal decrease in net cash provided by financing activities in 2008, and an increase of approximately $6.2 million in net cash used in investing activities and an equal increase in net cash provided by financing activities in 2007. The correction had no effect on the consolidated statements of income.

Management has also made an immaterial correction to the disclosure of fair values and unrealized losses on securities at December 31, 2008 according to the period of time the securities had been in an unrealized loss position. The correction had no effect on total fair values or total unrealized losses as previously reported, or on any amounts reported in the 2008 consolidated financial statements. The following table presents the fair values and unrealized losses at December 31, 2008 as previously reported and as corrected (see note 5):

	December 31, 2008		December 31, 2008

	Losses less than 12 months		Losses 12 months or longer

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale securities
As previously reported	$4,881	$81	$107,234	$2,993
As corrected	88,373	2,428	23,742	646
Held to maturity securities
As previously reported	13,285	176	67,273	467
As corrected	37,260	194	43,298	449

The revisions to the financial statements were not considered material to any prior periods.

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

In September 2006, the Company sold for cash the business conducted by Sterling Financial Services (“Sterling Financial”), which included a loan portfolio of approximately $132 million. The results of the winding up of operations of Sterling Financial have been reported as a discontinued operation in the Consolidated Statements of Income for the year ended December 31, 2007. Total revenues generated by the operations of Sterling Financial amounted to $404 thousand for the year ended December 31, 2007. For the year ended December 31, 2007, the income tax benefit associated with discontinued operations, exclusive of loss on sale, was $512 thousand. Income taxes were calculated using a “with and without” methodology that resulted in an overall tax rate of 39.16% in 2007.

On April 6, 2009, Sterling Factors Corporation, a subsidiary of the bank, acquired substantially all of the assets and customer accounts of DCD Capital, LLC and DCD Trade Services, LLC for a cash price of $21.3 million. The acquired assets and customer accounts are included in a division of Sterling Factors Corporation under the name Sterling Trade Capital. As part of the purchase, an intangible asset related to the customer contracts and accounts acquired was created and valued at $1.1 million. This intangible asset is being amortized on a straight-line method over the estimated 2-year life of the asset. At December 31, 2009, the intangible asset had a carrying value of $688 thousand.

NOTE 3.

CASH AND DUE FROM BANKS

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The reserves maintained, which are reported in cash and due from banks, were $35.6 million and $13.8 million at December 31, 2009 and 2008, respectively. Average required reserves during 2009 and 2008 were $5.2 million and $10.8 million, respectively.

Beginning on October 9, 2008, the Federal Reserve started to pay interest on required reserve balances and excess balances. For the years ended December 31, 2009 and 2008, the Company received interest from the Federal Reserve amounting to $87 thousand and $9 thousand, respectively.

NOTE 4.

MONEY MARKET INVESTMENTS

The Company’s money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,		2009	2008	2007

Interest-bearing deposits with other banks
At December 31	—Balance	$36,958	$13,949	$980
	—Average interest rate	0.24%	1.20%	3.16%
	—Average original maturity	5 Days	68 Days	115 Days
During the year	—Maximum month-end balance	78,603	14,431	4,449
	—Daily average balance	36,804	5,727	3,033
	—Average interest rate earned	0.23%	0.74%	3.86%
	—Range of interest rates earned	0.06–0.25%	0.05–4.21%	1.50–5.36%

Federal funds sold
At December 31	—Balance	$—	$—	$—
	—Average interest rate	—	—	—
	—Average original maturity	—	—	—
During the year	—Maximum month-end balance	—	2,500	120,000
	—Daily average balance	—	444	23,219
	—Average interest rate earned	—	1.84%	5.32%
	—Range of interest rates earned	—	1.00–3.00%	4.50–5.38%

NOTE 5.

INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,882	$—	$5	$2,877
CMOs (Federal Home Loan Mortgage Corporation)	5,563	171	—	5,734
CMOs (Government National Mortgage Association)	9,181	—	133	9,048
Federal National Mortgage Association	21,055	868	71	21,852
Federal Home Loan Mortgage Corporation	10,321	299	—	10,620
Government National Mortgage Association	6,807	351	1	7,157

Total residential mortgage-backed securities	55,809	1,689	210	57,288
Agency notes
Federal National Mortgage Association	20,291	—	835	19,456
Federal Home Loan Bank	83,983	6	1,039	82,950
Federal Home Loan Mortgage Corporation	4,995	—	96	4,899
Federal Farm Credit Bank	24,999	—	669	24,330

Total obligations of U.S. government corporations and government sponsored enterprises	190,077	1,695	2,849	188,923
Obligations of state and political institutions	22,820	1,061	17	23,864
Single-issuer trust preferred securities	4,878	—	395	4,483
Corporate debt securities	127,900	1,382	82	129,200
Other securities	44	12	—	56

Total	$345,719	$4,150	$3,343	$346,526

December 31, 2008

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$8,771	$1	$72	$8,700
CMOs (Federal Home Loan Mortgage Corporation)	22,276	60	223	22,113
CMOs (Government National Mortgage Association)	6,610	—	45	6,565
Federal National Mortgage Association	100,712	2,116	40	102,788
Federal Home Loan Mortgage Corporation	37,719	832	15	38,536
Government National Mortgage Association	31,463	723	6	32,180

Total residential mortgage-backed securities	207,551	3,732	401	210,882
Agency notes
Federal Home Loan Bank	153,977	1,224	526	154,675
Federal Farm Credit Bank	89,918	232	306	89,844

Total obligations of U.S. government corporations and government sponsored enterprises	451,446	5,188	1,233	455,401
Obligations of state and political institutions	23,058	567	219	23,406
Single-issuer trust preferred securities	5,369	224	1,384	4,209
Corporate debt securities	9,962	—	238	9,724
Other securities	44	13	—	57

Total	$489,879	$5,992	$3,074	$492,797

The carrying value and fair value of securities held to maturity are as follows:

December 31, 2009	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$10,863	$339	$—	$11,202
CMOs (Federal Home Loan Mortgage Corporation)	16,964	573	—	17,537
Federal National Mortgage Association	103,821	4,329	2	108,148
Federal Home Loan Mortgage Corporation	61,095	2,005	—	63,100
Government National Mortgage Association	5,989	501	—	6,490

Total residential mortgage-backed securities	198,732	7,747	2	206,477
Agency notes
Federal National Mortgage Association	97,147	14	1,742	95,419
Federal Home Loan Bank	19,849	—	474	19,375
Federal Home Loan Mortgage Corporation	10,000	—	218	9,782
Federal Farm Credit Bank	5,088	—	94	4,994

Total obligations of U.S. government corporations and government sponsored enterprises	330,816	7,761	2,530	336,047
Obligations of state and political institutions	59,473	737	357	59,853
Debt securities issued by foreign governments	250	—	—	250

Total	$390,539	$8,498	$2,887	$396,150

December 31, 2008

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$12,099	$11	$65	$12,045
CMOs (Federal Home Loan Mortgage Corporation)	20,181	104	189	20,096
Federal National Mortgage Association	142,312	2,929	94	145,147
Federal Home Loan Mortgage Corporation	98,901	1,299	296	99,904
Government National Mortgage Association	7,384	339	—	7,723

Total residential mortgage-backed securities	280,877	4,682	644	284,915
Federal Home Loan Bank agency notes	20,000	463	—	20,463

Total obligations of U.S. government corporations and government sponsored enterprises	300,877	5,145	644	305,378
Debt securities issued by foreign governments	250	—	—	250

Total	$301,127	$5,145	$644	$305,628

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

At December 31, 2009, approximately $78.3 million, representing approximately 10.62%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (7 issuers), corporate debt (16 issuers) and equity securities (8 issuers). These investments may pose a higher risk of future impairment charges as result of a continued deterioration or lack of significant improvement of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other than temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,877	$5	$—	$—	$2,877	$5
CMOs (Government National Mortgage Association)	4,926	91	4,122	42	9,048	133
Federal National Mortgage Association	2,057	71	—	—	2,057	71
Government National Mortgage Association	—	—	123	1	123	1

Total residential mortgage-backed securities	9,860	167	4,245	43	14,105	210
Agency notes
Federal National Mortgage Association	19,456	835	—	—	19,456	835
Federal Home Loan Bank	68,231	751	9,713	288	77,944	1,039
Federal Home Loan Mortgage Corporation	4,899	96	—	—	4,899	96
Federal Farm Credit Bank	24,330	669	—	—	24,330	669

Total obligations of U.S. government corporations and government sponsored enterprises	126,776	2,518	13,958	331	140,734	2,849
Obligations of state and political institutions	872	17	—	—	872	17
Single-issuer trust preferred securities	—	—	3,540	395	3,540	395
Corporate debt securities	23,575	82	—	—	23,575	82

Total	$151,223	$2,617	$17,498	$726	$168,721	$3,343

December 31, 2008

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$2,890	$72	$2,890	$72
CMOs (Federal Home Loan Mortgage Corporation)	5,378	40	9,125	183	14,503	223
CMOs (Government National Mortgage Association)	—	—	6,565	45	6,565	45
Federal National Mortgage Association	3,161	7	3,906	33	7,067	40
Federal Home Loan Mortgage Corporation	1,676	15	—	—	1,676	15
Government National Mortgage Association	—	—	133	6	133	6

Total residential mortgage-backed securities	10,215	62	22,619	339	32,834	401
Agency notes
Federal Home Loan Bank	49,466	526	—	—	49,466	526
Federal Farm Credit Bank	9,694	306	—	—	9,694	306

Total obligations of U.S. government corporations and government sponsored enterprises	69,375	894	22,619	339	91,994	1,233
Obligations of state and political institutions	6,490	181	414	38	6,904	219
Single-issuer trust preferred securities	2,784	1,115	709	269	3,493	1,384
Corporate debt securities	9,724	238	—	—	9,724	238

Total	$88,373	$2,428	$23,742	$646	$112,115	$3,074

At December 31, 2009, the Company held 2 residential mortgage-backed debt securities, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. Both of these securities were obligations of a government sponsored enterprise which guarantees principal and interest payment. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. As a result, the unrealized losses are deemed to be temporary.

At December 31, 2009, the Company held no security positions of issuers of obligations of states and political institutions, that were in an unrealized loss position for more than 12 months.

The following table presents information regarding available for sale single-issuer, trust preferred securities at December 31, 2009:

	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss

	(in thousands)
Sovereign Capital Trust V, 7.75%, due 5/15/2036,	No	BBB+	$1,000	$1,000	$—
owned by Banco Santander Central Hispano	No

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes	NA	979	922	(57)

NPB Capital Trust II, 7.85%, due 9/30/2032	Yes	NA	127	105	(22)

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes	BBB-	22	22	—

HSBC Finance, 6.875%, due 1/30/2033,	No	A	740	738	(2)
owned by HSBC Group, PLC	No

Citigroup Capital VII, 7.125%, due 7/31/2031	Yes	B+	1,508	1,253	(255)

Fleet Capital Trust VIII, 7.20%, due 3/15/2032,	No	BB	502	443	(59)
owned by Bank of America Corporation	Yes

Total			$4,878	$4,483	$(395)

At December 31, 2009, the Company held 7 security positions of single-issuer bank trust preferred securities and 28 security positions of corporate debt securities issued by financial institutions all which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a quarterly basis, including a review of the issuers, most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s fourth quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

As of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the tables above and believes that it is more likely than not that the Company will not have to sell any such securities before recovery of cost.

During 2008, the Company recognized OTTI charges on 1 trust preferred security and 1 corporate debt security totaling $1.7 million which were included in noninterest income under the caption “Other-than-temporary losses.” These securities were subsequently sold at a minimal gain.

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities Federal National Mortgage Association	$—	$—	$459	$2	$459	$2

Total residential mortgage-backed securities	—	—	459	2	459	2
Agency Notes
Federal National Mortgage Association	86,027	1,742	—	—	86,027	1,742
Federal Home Loan Bank	19,375	474	—	—	19,375	474
Federal Home Loan Mortgage Corporation	9,782	218	—	—	9,782	218
Federal Farm Credit Bank	4,994	94	—	—	4,994	94

Total obligations of U.S. government corporations and government sponsored enterprises	120,178	2,528	459	2	120,637	2,530
Obligations of state and political institutions	16,478	357	—	—	16,478	357

Total	$136,656	$2,885	$459	$2	$137,115	$2,887

December 31, 2008

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$—	$—	$8,059	$65	$8,059	$65
CMOs (Federal Home Loan Mortgage Corporation)	937	5	14,563	184	15,500	189
Federal National Mortgage Association	20,942	88	781	6	21,723	94
Federal Home Loan Mortgage Corporation	15,381	101	19,895	195	35,276	296

Total	$37,260	$194	$43,298	$450	$80,558	$644

At December 31, 2009, the Company held 1 residential mortgaged-backed debt security, in the held to maturity portfolio, that was in an unrealized loss position for more than 12 months. This security was an obligation of a government sponsored enterprise which guarantees principal and interest payments. Management has concluded that the unrealized loss is due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that the Company has the ability to hold this investment until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment. As a result, the unrealized loss is deemed to be temporary.

Information regarding calls of held to maturity securities is as follows:

Years Ended December 31,	2009	2008	2007

Proceeds	$40,000	$—	$34,110
Gross gains	—	—	—
Gross losses	—	—	4

There were no sales of held to maturity securities in 2009, 2008 or 2007.

Information regarding sales and/or calls of the available for sale securities is as follows:

Years Ended December 31,	2009	2008	2007

Proceeds	$395,632	$34,555	$30,423
Gross gains	5,561	—	193
Gross losses	—	—	1

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank of New York and/or the Federal Reserve Bank of New York, and for other purposes required or permitted by law.

NOTE 6.

LOANS

The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,	2009	2008

Loans held for sale, net of valuation reserve ($7 at December 31, 2009 and $-0- December 31, 2008)
Real estate—residential mortgage	$33,889	$23,403

Loans held in portfolio
Commercial and industrial	$587,038	$533,614
Lease financing receivables	219,198	290,656
Factored receivables	140,265	89,364
Real estate—residential mortgage	124,681	142,135
Real estate—commercial mortgage	92,614	96,883
Real estate—construction and land development	24,277	25,249
Loans to individuals	12,984	18,959
Loans to depository institutions	20,000	25,000

Loans held in portfolio, gross	1,221,057	1,221,860
Less unearned discounts	25,642	37,275

Loans held in portfolio, net of unearned discounts	$1,195,415	$1,184,585

There are no industry concentrations (exceeding 10% of loans, gross) in the commercial and industrial loan portfolio. Approximately 78% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

As of December 31, 2009, approximately 70.5% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

At December 31, 2009, the bank had qualified loans, at carrying value of approximately $356.5 million available to secure borrowings from the FHLB and the FRB. There were no loans pledged at either December 31, 2009 or December 31, 2008.

Nonaccrual loans at December 31, 2009 and 2008 totaled $18.0 million and $7.3 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2009, 2008 and 2007, in accordance with their original terms, is estimated to be $1.5 million, $731 thousand and $655 thousand, respectively, for the years then ended. Applicable interest income actually realized was $743 thousand, $321 thousand and $222 thousand, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

Loans are made in the normal course of business to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at December 31, 2009 or 2008.

Approximately 22.4% or $29.2 million and 25.1% or $29.6 million of the Company’s net interest income and noninterest income are related to real estate lending in 2009 and 2008, respectively. Real estate prices in the U.S. market decreased significantly during 2008 and have continued to decrease in 2009. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may be significant to our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage related revenues. A sustained period of reduced mortgage loan revenues could have a significant adverse impact on the Company’s operating results. The Company cannot predict whether, when or the manner in which the economic conditions described above will change.

NOTE 7.

ALLOWANCE FOR LOAN LOSSES

Years Ended December 31,	2009	2008	2007

Balance at beginning of year	$16,010	$15,085	$16,288
Provision for loan losses	27,900	8,325	5,853

	43,910	23,410	22,141

Less charge-offs, net of recoveries:
Charge-offs	24,886	7,135	6,490
Recoveries	1,552	747	706

Net charge-offs	23,334	6,388	5,784

Less losses on transfers to other real estate owned	704	1,012	1,272

Balance at end of year	$19,872	$16,010	$15,085

The Company follows FASB Codification Topic 310: Receivables, which establishes standards for measuring certain components of the allowance for loan losses. In particular, the Company considers the following factors when establishing the allowance for loan losses, among other things: historical-loss experience by type of credit and internal risk ratings, specific homogenous risk pools, specific loss allocations, and loan quality trends (including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries), with adjustments for current events and conditions (including any continuing credit deterioration). As of December 31, 2009, 2008 and 2007, $5.5 million, $4.2 million and $0.6 million, respectively, of loans were judged to be impaired within the scope of FASB Codification Topic 310: Receivables, with interest income recognized on a cash basis. The average recorded investment in impaired loans during the years ended December 31, 2009, 2008 and 2007, was approximately $5.2 million, $4.3 million and $0.5 million, respectively. The application of FASB Codification Topic 310: Receivables indicated that these loans required valuation allowances totaling $679 thousand, $285 thousand and $185 thousand at December 31, 2009, 2008 and 2007, respectively, which are included within the overall allowance for loan losses. The interest income that would have been earned on impaired loans outstanding at December 31, 2009, 2008 and 2007 in accordance with their original terms is estimated to be $323 thousand, $23 thousand and $10 thousand, respectively, for the years then ended. Applicable interest income actually realized on a cash basis was $270, $-0- and $-0-, respectively, for the aforementioned years, and there were no commitments to lend additional funds on impaired loans.

The following table presents information regarding impaired loans:

December 31,	2009	2008

Balance of impaired loans with no allocated allowance	$2,526	$91
Balance of impaired loans with an allocated allowance	3,008	4,112

Total recorded investment in impaired loans	$5,534	$4,203

Amount of the allowance allocated to impaired loans	$679	$285

The impaired loans included in the table above in 2009 were primarily comprised of collateral dependent residential real estate loans. The December 31, 2008 balance was primarily comprised of lease financing receivables.

The average recorded investment in accruing impaired restructured loans was approximately $3.2 million, $4.2 million and $-0- for the years ended December 31, 2009, 2008 and 2007, respectively. The recognition of interest income on these accruing impaired loans is based upon an individual assessment of each loan; however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized on these loans during impairment was approximately $270 thousand, $90 thousand and $-0- for 2009, 2008 and 2007, respectively.

NOTE 8.

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK

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

NOTE 9.

PREMISES AND EQUIPMENT

The following table presents information on premises and equipment:

December 31,	2009	2008

Land and building	$322	$309
Furniture and equipment	13,701	14,607
Leasehold improvements	11,399	11,087

	25,422	26,003
Accumulated amortization and depreciation	15,764	15,335

Premises and equipment, net	$9,658	$10,668

Amortization and depreciation expense	$2,195	$2,476

NOTE 10.

INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,	2009	2008	2007

Interest expense
Interest-bearing deposits in domestic offices
Savings	$18	$59	$101
NOW	620	2,306	5,903
Money Market	3,252	4,038	7,079
Time
Three months or less	3,493	3,674	11,218
More than three months through twelve months	3,807	10,203	12,266
More than twelve months through twenty-four months	295	793	965
More than twenty-four months through thirty-six months	345	376	1,065
More than thirty-six months through forty-eight months	8	39	97
More than forty-eight months through sixty months	45	14	22
More than sixty months	—	—	41

	11,883	21,502	38,757
Interest-bearing deposits in foreign offices
Time
Three months or less	4	4	4
More than three months through twelve months	2	2	2

Total	$11,889	$21,508	$38,763

The aggregate of time certificates of deposit and other time deposits in denominations of $100 thousand or more was $301.6 million and $212.4 million at December 31, 2009 and 2008, respectively.

The following table provides certain information with respect to the Company’s deposits at the end of the two most recent fiscal years:

December 31,	2009	2008

Domestic
Demand	$546,337	$464,585
NOW	266,343	224,754
Savings	17,497	18,083
Money Market	308,175	321,368
Time deposits by remaining maturity:
Three months or less	195,233	140,148
More than three months through six months	78,959	70,770
More than six months through twelve months	115,432	98,602
More than twelve months through twenty-four months	24,105	16,880
More than twenty-four months through thirty-six months	22,312	849
More than thirty-six months through forty-eight months	282	964
More than forty-eight months through sixty months	5,412	243
More than sixty months	—	—

Total domestic	1,580,087	1,357,246

Foreign
Three months or less	395	395
More than three months through six months	185	183

Total foreign	580	578

Total	$1,580,667	$1,357,824

The Company began participating in the Certificate of Deposit Account Registry Service (“CDARS”) on January 22, 2009. CDARS deposits totaled approximately $82.3 million at December 31, 2009.

Interest expense related to the aggregate of time certificates of deposit and other time deposits is presented below:

Years Ended December 31,	2009	2008	2007

Interest expense
Domestic	$7,993	$15,099	$25,674
Foreign	6	6	6

Total	$7,999	$15,105	$25,680

NOTE 11.

SHORT-TERM BORROWINGS

The following table presents information regarding short-term borrowings:

Years Ended December 31,		2009	2008	2007

Federal funds purchased
At December 31	—Balance	$41,000	$131,000	$65,000
	—Average interest rate	0.16%	0.30%	4.17%
	—Average original maturity	1 Day	1 Day	1 Day
During the year	—Maximum month-end balance	87,000	131,000	65,000
	—Daily average balance	25,075	50,368	9,281
	—Average interest rate paid	0.21%	1.79%	4.63%
	—Range of interest rates paid	0.06–0.50%	0.19–4.56%	3.50–5.31%

Years Ended December 31,		2009	2008	2007

Securities sold under agreements to repurchase—customers
At December 31	—Balance	$21,048	$44,334	$60,054
	—Average interest rate	0.46%	1.09%	3.42%
	—Average original maturity	36 Days	32 Days	37 Days
During the year	—Maximum month-end balance	80,960	99,103	97,404
	—Daily average balance	72,892	89,602	80,649
	—Average interest rate paid	0.48%	2.07%	4.21%
	—Range of interest rates paid	0.25–2.00%	0.75–4.60%	2.50–5.85%

Securities sold under agreements to repurchase—dealers
At December 31	—Balance	$—	$—	$10,200
	—Average interest rate	—	—	5.02%
	—Average original maturity	—	—	7 Days
During the year	—Maximum month-end balance	—	72,923	30,000
	—Daily average balance	—	41,808	6,470
	—Average interest rate paid	—	2.69%	4.78%
	—Range of interest rates paid	—	2.10–5.02%	4.48–5.02%

Commercial paper
At December 31	—Balance	$17,297	$11,732	$20,878
	—Average interest rate	0.31%	0.94%	4.51%
	—Average original maturity	34 Days	35 Days	61 Days
During the year	—Maximum month-end balance	17,297	24,650	28,751
	—Daily average balance	13,107	17,806	26,731
	—Average interest rate paid	0.51%	2.59%	5.05%
	—Range of interest rates paid	0.15–2.25%	0.75–4.95%	3.50–5.62%

Short-term borrowings—FHLB
At December 31	—Balance	$—	$75,000	$45,000
	—Average interest rate	—	0.46%	4.11%
	—Average original maturity	—	1 Day	1 Day
During the year	—Maximum month-end balance	—	120,000	45,000
	—Daily average balance	3,411	69,708	7,082
	—Average interest rate paid	0.31%	1.88%	4.74%
	—Range of interest rates paid	0.45–0.63%	0.38–4.44%	4.11–5.24%

Short-term borrowings—FRB
At December 31	—Balance	$50,000	$100,000	$—
	—Average interest rate	0.25%	0.35%	—
	—Average original maturity	70 Days	56 Days	—
During the year	—Maximum month-end balance	235,000	100,000	—
	—Daily average balance	154,726	8,841	—
	—Average interest rate paid	0.26%	0.53%	—
	—Range of interest rates paid	0.25–0.50%	0.28–2.50%	—

Short-term borrowings—treasury tax and loan
At December 31	—Balance	$2,509	$1,338	$4,285
	—Average interest rate	—	0.11%	4.24%
	—Average original maturity	1 Day	3 Days	3 Days
During the year	—Maximum month-end balance	4,262	5,250	4,285
	—Daily average balance	1,864	1,707	1,360
	—Average interest rate paid	—	2.04%	4.87%
	—Range of interest rates paid	—	0.16–3.94%	4.24–5.26%

The parent company has agreements with its line banks for back-up lines of credit for which it pays a fee at the annual rate of ¼ of 1% times the line of credit extended. At December 31, 2009, these back-up bank lines of credit totaled $19 million; no lines were used at any time during 2009, 2008 or 2007.

NOTE 12.

LONG-TERM BORROWINGS

These borrowings represent advances from the FHLB and junior subordinated debt securities issued by the parent company.

The following table presents information regarding fixed rate FHLB advances:

				December 31,
Advance Type	Interest Rate	Maturity Date	Initial Call Date
				2009	2008

Callable	4.106%	10/23/09	1/23/09	$—	$20,000
Callable	4.013	11/2/09	5/2/08	—	10,000
Callable	4.70	2/22/11	2/20/03	10,000	10,000
Callable	3.19	1/16/13	1/16/09	20,000	20,000
Callable	1.96	2/28/13	3/2/09	10,000	10,000
Callable	1.834	3/19/13	3/19/09	10,000	10,000
Callable	2.318	3/19/13	3/19/09	10,000	10,000
Callable	2.155	3/29/10	3/27/09	10,000	10,000
Callable	2.53	5/6/13	2/6/09	10,000	10,000
Callable	2.57	7/2/18	1/2/09	10,000	10,000
Callable	2.505	8/8/18	2/9/09	10,000	10,000
Callable	2.94	9/5/13	3/5/09	10,000	10,000
Callable	2.783	9/12/13	3/12/09	10,000	10,000
Term	2.26	7/16/12	—	10,000	—

Total				$130,000	$150,000

Weighted-average interest rate				2.69%	2.99%

Under the terms of a collateral agreement with the FHLB, advances are secured by stock in the FHLB and by certain qualifying assets (primarily mortgage-backed securities) having market values at least equal to 110% of the advances outstanding. After the initial call date, each callable advance is callable by the FHLB quarterly from the initial call date, at par.

In February 2002, the parent company completed its issuance of trust capital securities (“capital securities”) that raised $25 million ($24.1 million net proceeds after issuance costs). The 8.375% capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I (the “trust”), a wholly-owned non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25.8 million junior subordinated debt securities that pay interest at 8.375% (“debt securities”) issued by the parent company. The Company is not considered the primary beneficiary of the trust (which is a VIE), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The debt securities are due concurrently with the capital securities which may not be redeemed, except under limited circumstances, until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to the date of redemption. The Company may also reduce outstanding capital securities through open market purchases. During 2009, the parent company did not purchase any capital securities; during 2008, the parent company purchased in the open market $817 thousand par amount of the capital securities at an aggregate cost of $786 thousand; during 2007, the parent company purchased in the open market $196 thousand par amount of the capital securities at an aggregate cost of $192 thousand; these securities are included in the Company’s securities available for sale. These securities are considered to be outstanding for the payment of dividends but are considered to be redeemed for the calculation of the regulatory capital ratios. During 2009, the Company’s tax-qualified defined benefit pension plan (the “Plan”) purchased in the open market $652 thousand par amount of the capital securities at an aggregate cost of $495 thousand; during 2008, the plan purchased in the open market $542 thousand par amount of the capital securities at an aggregate cost of $391 thousand. There were no purchases prior to 2008. As a result of these repurchases, the amounts of capital securities held by third parties at December 31, 2009 and 2008 were $22.8 million and $23.4 million, respectively. Dividends and interest are paid quarterly.

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

Notwithstanding that the accounts of the trust are not included in the Company’s consolidated financial statements, the amount of capital securities issued by the trust and held by third parties is included in the Tier 1 capital of the parent company for regulatory capital purposes as allowed by the Federal Reserve Board. In March 2005, the Federal Reserve Board adopted a rule that would continue to allow the inclusion of capital securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of capital securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Based on the final rule, the parent company currently expects to continue to include the amount of capital securities held by third parties in Tier 1 capital. However, a proposal issued by the Basel committee on December 17, 2009 would significantly revise the definition of Tier 1 capital, which may include disqualification of certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Company cannot predict when, if at all, such proposal will be adopted by the Basel committee and/or U.S. banking regulators.

NOTE 13.

DUE TO FACTORED CLIENTS

Due to factored clients represents amounts due on accounts receivable purchased in excess of the amounts advanced.

NOTE 14.

PREFERRED STOCK

The parent company is authorized to issue up to 644,389 shares of preferred stock, $5 par value, in one or more series. The following table presents information regarding the parent company’s preferred stock issued and outstanding:

December 31,	2009	2008

Series A shares. Issued and outstanding—42,000 shares, at liquidation value	$42,000	$42,000

Under the provisions of the TARP Capital Purchase Program enacted under EESA, on December 23, 2008, the parent company sold to the U.S. Treasury 42,000 shares of the parent company’s fixed rate cumulative perpetual preferred stock, Series A, par value $5.00 per share, having a liquidation preference of $1 thousand per share (the “Series A Preferred Shares”), together with a warrant to purchase 516,817 shares of its common shares, for an aggregate price of $42 million.

Under the standardized terms of the TARP Capital Purchase Program, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the parent company’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the parent company’s common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the parent company. The preferred shares currently qualify as Tier 1 capital for regulatory capital purposes.

As long as the Series A Preferred Shares remain outstanding, the parent company may declare and pay dividends on its common shares only if all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid. Prior to December 23, 2011, unless we have redeemed all such preferred shares or the U.S. Treasury has transferred all such preferred shares to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend on our common shares above the quarterly cash dividend of $0.19 per share. The terms of the parent company’s agreement with the U.S. Treasury allow for additional restrictions, including those on dividends, to be imposed by the U.S. Treasury, including unilateral amendments to comply with legislative changes.

The consent of the U.S. Treasury generally is also required for the parent company to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, common shares, junior preferred shares or pari passu preferred shares may not be repurchased if the parent company is in arrears on the payment of dividends on Series A Preferred Shares.

The warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if certain qualified equity offerings have not been conducted. As the Company did not conduct any qualified equity offering after the issuance of the Series A Preferred Shares, 100% of the warrant has been vested. The warrant has an exercise price, subject to anti-dilution adjustments, equal to $12.19 per common share.

The parent company may redeem the Series A Preferred Shares three years after the date of the U.S. Treasury’s investment, or earlier if it raises in an equity offering net proceeds equal to the amount of the Series A Preferred Shares to be redeemed. It must raise proceeds equal to at least 25% of the issue price of the Series A Preferred Shares to redeem any Series A Preferred Shares prior to the end of the third year. The redemption price is equal to the sum of the liquidation amount per share and any unpaid dividends on the Series A Preferred Shares up to, but excluding, the date fixed for redemption. Notwithstanding the foregoing limitations, under the American Recovery and Reinvestment Act of 2009 the U.S. Treasury may, after consultation with the parent company’s federal regulator, permit the parent company at any time to redeem the Series A Preferred Shares at liquidation value. Upon such redemption, the common stock purchase warrant may also be repurchased at its then current fair value.

The Series A Preferred Shares and the warrant issued under the TARP program qualify and are accounted for as permanent equity on the Company’s Consolidated Balance Sheet. Of the $42 million in total issuance proceeds, $39.4 million and $2.6 million were allocated to the Series A Preferred Shares and the warrant, respectively, based upon their estimated fair values as of December 23, 2008. The resulting discount of $2.6 million recorded for the Series A Preferred Shares is being accreted by a change to retained earnings over a five-year estimated life of the preferred shares based on the likelihood of their redemption by the parent company within that timeframe. Accretion of discount amounted to $673 thousand in 2009 and $55 thousand in 2008.

The proceeds from the issuance to the U.S. Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock. The fair value of the warrants was determined using a valuation model which incorporates assumptions regarding our common stock price, dividend yield, expected life of the warrants, stock price volatility and the risk-free interest rate. The fair value of the preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock, which was estimated to be approximately 13% at the date of issuance. The discount on the preferred stock will be accreted to liquidation value using a constant effective yield of 6.431% over a five-year term, which is the expected life of the preferred stock.

NOTE 15.

COMMON STOCK

The following table provides information regarding the number of common shares issued:

	Number of Shares Issued

Years Ended December 31,	2009	2008

Issued at beginning of year	22,202,419	21,278,531
Shares issued under stock incentive plan	24,006	923,888

Issued at end of year	22,226,425	22,202,419

NOTE 16.

TREASURY STOCK

The following table provides information regarding the number of shares held by the Company:

	Number of Shares Held

Years Ended December 31,	2009	2008

Held at beginning of year	4,107,191	3,459,302
Surrender of shares issued under incentive compensation plan	12,743	647,889

Held at end of year	4,119,934	4,107,191

NOTE 17.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Information related to the components of accumulated other comprehensive (loss) income is as follows with related tax effect:

	2009	2008	2007

Other Comprehensive Income (Loss)
Unrealized holding gains on available for sale securities and other instruments, arising during the period:
Before tax	$5,564	$664	$1,523
Tax effect	(2,525)	(304)	(688)

Net of tax	3,039	360	835

Reclassification adjustment for securities (gains) losses included in net income:
Before tax	(5,561)	1,684	(193)
Tax effect	2,524	(764)	87

Net of tax	(3,037)	920	(106)

Pension liability adjustment—net actuarial (gains) losses:
Before tax	3,544	(13,938)	(1,098)
Tax effect	(1,609)	6,325	502

Net of tax	1,935	(7,613)	(596)

Reclassification adjustment for amortization of prior service cost:
Before tax	66	66	99
Tax effect	(30)	(30)	(45)

Net of tax	36	36	54

Reclassification adjustment for amortization of net actuarial losses:
Before tax	3,454	1,557	1,538
Tax effect	(1,567)	(707)	(694)

Net of tax	1,887	850	844

Other comprehensive income (loss)	$3,860	$(5,447)	$1,031

The following table presents the components of accumulated other comprehensive loss as of December 31, 2009 and 2008 included in shareholders’ equity:

	Pre-tax Amount	Tax Effect	After-tax Amount

December 31, 2009
Net unrealized gain on securities	$425	$(203)	$222
Adjustment for underfunded pension obligations	(23,073)	10,452	(12,621)

Total	$(22,648)	$10,249	$(12,399)

December 31, 2008
Net unrealized gain on securities	$425	$(200)	$225
Adjustment for underfunded pension obligations	(30,133)	13,649	(16,484)

Total	$(29,708)	$13,449	$(16,259)

NOTE 18.

RESTRICTIONS ON THE BANK

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Approval by the Comptroller of the Currency is required if the effect of dividends declared would cause the regulatory capital of the bank to fall below specified minimum levels. Additionally, all national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. Under the foregoing restrictions, of December 31, 2009 the bank could pay dividends of approximately $ 31.5 million to the parent company, without regulatory approval.

Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the bank, may not pay dividends if payment would cause it to become undercapitalized or it is already undercapitalized. The payment of dividends by the parent company and the bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital.

NOTE 19.

STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan (“the plan”) covering up to 100,000 common shares of the parent company. Under the plan, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock or, a combination of these. The plan is administered by a committee of the Board of Directors. Since the inception of the plan, shareholders have approved amendments increasing the number of shares covered under the plan; the total number of shares authorized by shareholders through December 31, 2009 was 2,650,000. The plan provides for proportional adjustment to the number of shares covered by the plan and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock dividends. After giving effect to stock option and restricted stock awards granted and the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split in the form of a stock dividend effected in December 2004, the five-for-four stock split in the form of a stock dividend effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000, and the 5% stock dividend paid in December 1999, shares available for grant were 611,115, at December 31, 2009. The Company issues new shares to satisfy stock option exercises. The total intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $61 thousand, $4.4 million and $1.0 million, respectively.

Stock Options

The following tables present information on the qualified and non-qualified stock options outstanding (after the effect of the stock dividends/splits discussed above) as of December 31, 2009, 2008 and 2007 and changes during the years then ended:

	2009		2008		2007

Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	231,898	$12.11	445,557	$10.87	528,916	$10.45
Exercised	(24,006)	8.69	(167,824)	9.42	(83,359)	8.17
Reclassified[1]	—	—	(42,055)	9.53	—	—
Forfeited	(3,780)	14.60	(3,780)	14.60	—	—

Outstanding at end of year	204,112	12.46	231,898	12.11	445,557	10.87

Options exercisable at end of year	190,401		198,815		349,105

	2009		2008		2007

Non-Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	533,338	$16.34	1,319,133	$12.85	1,326,327	$12.79
Granted	—	—	—	—	112,500	17.99
Exercised	—	—	(756,064)	9.64	(18,088)	6.48
Reclassified[1]	—	—	42,055	9.53	—	—
Forfeited/Lapsed	(73,236)	21.65	(71,786)	18.75	(101,606)	18.94

Outstanding at end of year	460,102	15.49	533,338	16.34	1,319,133	12.85

Options exercisable at end of year	350,646		409,434		1,183,281

Weighted-average fair value of options granted during the year	$—		$—		$3.80

[1]	As a result of retirements and terminations. Since these provisions were included in the original terms of the awards, these reclassifications are not considered modifications for accounting purposes.

At December 31, 2009, 53,754 qualified stock options were outstanding and exercisable and had an intrinsic value of approximately $11 thousand and 149,638 NQSOs were outstanding and exercisable and had an intrinsic value of approximately $30 thousand. The Company believes that all unvested stock options will ultimately vest.

The following table presents information regarding qualified and non-qualified stock options outstanding at December 31, 2009:

	Options Outstanding				Options Exercisable

	Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/09	Weighted-Average Exercise Price

Qualified	$6.94–14.60	204,112	1.55 years	$12.46	190,401	$12.31
Non-Qualified	6.94–26.94	460,102	2.27 years	15.49	350,646	14.67

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

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,	2009	2008	2007

Dividend yield	—	—	4.22%
Volatility	—	—	29%
Expected term
Non-Qualified (Directors)	—	—	—
Non-Qualified (Officers)	—	—	5 years
Risk-free interest rate	—	—	4.46%

The risk-free interest rate is based on the 5-year U.S. Treasury yield in effect at the time of grant. The dividend yield reflects the parent company’s actual dividend yield at the date of grant. Expected volatility is based on the historical volatility of the parent company’s common stock over the 5-year period prior to the grant date. The weighted average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the parent company’s historical exercise patterns. Compensation cost is recognized, net of estimated forfeitures, over the vesting period of the options on a straight-line basis.

Under the provisions of FASB Codification Topic 718: Compensation—Stock Compensation, the Company recorded compensation expense of $132 thousand, $132 thousand and $114 thousand during the years ended December 31, 2009, 2008 and 2007, respectively, for options granted in 2006 and 2007. As of December 31, 2009, the total remaining unrecognized compensation cost related to stock options was $212 thousand, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

The tax benefit recognized as a credit to capital surplus upon the exercise of NQSOs amounted to approximately $-0- at December 31, 2009, $1.6 million at December 31, 2008 and $98 thousand at December 31, 2007.

NOTE 20.

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

The following tables, using a December 31 measurement date for each period presented, set forth the disclosures required for pension benefits:

At or For the Years Ended December 31,	2009	2008

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (Projected Benefit Obligation)	$58,401	$49,621
Service cost	2,160	1,884
Interest cost	3,355	3,033
Actuarial loss (gain)	608	5,179
Benefits paid	(1,470)	(1,316)

Benefit obligation at end of year	$63,054	$58,401

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	$30,699	$30,066
Actual (loss) return on plan assets	6,751	(6,075)
Employer contributions	2,030	8,024
Benefits paid	(1,470)	(1,316)

Fair value of assets at end of year	$38,010	$30,699

Funded status	$(25,044)	$(27,702)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Pension liability	$(25,044)	$(27,702)
Accumulated other comprehensive loss (pre-tax)	23,073	30,133

	Discount Rate		Rate of Compensation Increase

	2009	2008	2009	2008

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan	6.00%	5.75%	3.00%	3.00%
Supplemental retirement plan	6.00	5.75	3.00	3.00

Components of the net periodic benefit expense and other amounts recognized in other comprehensive (income) loss are as follows:

Years Ended December 31,	2009	2008	2007

COMPONENTS OF NET PERIODIC COST
Service cost	$2,160	$1,884	$1,953
Interest cost	3,355	3,033	2,685
Expected return on plan assets	(2,618)	(2,581)	(2,369)
Amortization of prior service cost	67	66	99
Recognized actuarial loss	3,454	1,557	1,538

Net periodic benefit expense	6,418	3,959	3,906

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (income) loss	(3,822)	6,763	(248)
Prior service credit	(36)	(36)	(54)

Total recognized in other comprehensive (income) loss	(3,858)	6,727	(302)

Total recognized in net periodic benefit expense and other comprehensive income or loss	$2,560	$10,686	$3,604

	Discount Rate			Expected Return on Plan Assets			Rate of Compensation Increase

	2009	2008	2007	2009	2008	2007	2009	2008	2007

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan	5.75%	6.00%	5.75%	8.50%	8.50%	8.50%	3.00%	3.00%	3.00%
Supplemental retirement plan	5.75	6.00	5.75	N/A	N/A	N/A	3.00	3.00	3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2009 and 2008 was $37.6 million and $35.5 million, respectively.

The tables presented on the previous page and above include the supplemental retirement plan which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,	2009	2008

Projected benefit obligation	$22,504	$19,917
Accumulated benefit obligation	22,466	19,871

The following table sets forth information regarding the assets of the defined benefit pension plan:

December 31,	2009	2008

U.S. government corporation and agency debt obligations	6%	11%
Corporate debt obligation	30	27
Common equity securities	58	54
Other	6	8

Total	100%	100%

The Company’s overall investment strategy is to achieve a mix of approximately 50-60% of investments for long-term growth, and although the position will vary, generally limit to approximately 5% of the investments for near-term benefit payments and/or funds awaiting investment, within a diverse portfolio of asset types, strategies and management styles. The allocation of plan assets as of December 31, 2009 is shown in the table above. Equity securities primarily include investments in common stock. Debt securities include corporate and federal agency obligations. No real estate investments are held. Other investments consist of trust preferred securities.

The overall strategy of the Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels and preserves liquidity. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix can vary but is targeted at 50% equity securities, inclusive of up to 10% in the parent company common stock, 25% in corporate obligations and 25% in federal and agency obligations. The money market investments position will vary but will generally be held under 5%. The Plan’s allocation to common stock, excluding shares of the parent company, will represent investment in those companies from time to time comprising the growth and value Model Portfolio as advised by the trustee’s investment advisor.

The weighted average expected long term rate of return is estimated based on current trends in the plan assets as well as projected future rates of returns on those assets. The long term rate of return considers historical returns, with adjustments to reflect expectations of future returns as determined by the trustee’s investment advisor after consultation with the trustee. These adjustments include consideration of projected future economic conditions, interest rates, industry trends and other factors.

The defined benefit pension plan owns common stock of the parent company which is included in common equity securities above. At December 31, 2009, the fair value of the parent company common stock was $493 thousand and represented approximately 1% of plan assets. At December 31, 2008, the fair value of the parent company common stock was $969 thousand and represented approximately 3% of plan assets.

The defined benefit pension plan also owns capital securities (see Note 12 for definition) issued by Sterling Bancorp Trust I, a wholly-owned non-consolidated statutory business trust (which is a VIE). At December 31, 2009, the fair value of the capital securities was $1.1 million and represented approximately 3% of plan assets. At December 31, 2008, the fair value of the capital securities was approximately $379 thousand and represented approximately 1% of plan assets.

The Company expects to contribute approximately $2.0 million to the defined benefit pension plan in 2010.

The following table presents benefit payments expected to be paid, based on the assumption described below, including the effect of expected future service for the years indicated.

Year(s)	Defined Benefit Plan	Supplemental Retirement Plan	Total Benefit Payments

2010	$1,778	$34	$1,812
2011	1,951	19,284	21,235
2012	2,195	5,402	7,597
2013	2,373	35	2,408
2014	2,562	742	3,304
Years 2015–2019	15,548	274	15,822

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

Amounts recognized in accumulated other comprehensive loss, pre-tax, as of December 31, 2009 and 2008 follow:

	Qualified Pension Plan		Supplemental Retirement Plan		Total

	2009	2008	2009	2008	2009	2008

Net actuarial loss	$16,374	$23,287	$6,527	$6,608	$22,901	$29,895
Prior service cost	134	183	38	55	172	238

Total	$16,508	$23,470	$6,565	$6,663	$23,073	$30,133

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost in 2010 are as follows:

	Qualified Pension Plan	Supplemental Retirement Plan	Total

Net actuarial loss	$1,529	$855	$2,384
Prior service cost	49	18	67

Total	$1,578	$873	$2,451

Fair Value of Plan Assets: Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity, Debt, Investment Funds and Other Securities—The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair value of the plan assets at December 31, 2009, by asset category, is as follows:

		Fair Value Measurements at December 31, 2009 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Plan Assets
Equity securities	$23,185	$23,185	$—	$—
Debt securities	13,556	—	13,556	—
Money market funds and other	1,269	—	1,269	—

Total Plan Assets	$38,010	$23,185	$14,825	$—

Savings Plans

As of January 1, 2008, the Company merged its two 401(k) plans into one plan (“new plan”). Eligible employees must complete 1,000 hours of service in order to be eligible for the Company matching contributions. Participants in the new plan eligible for Company matching contributions include any employee hired after January 1, 2006 and employees of two subsidiaries of the bank. Eligible employees may enroll in the new plan on the first day of the month after hire. The Company matches 25% of the eligible employee’s contribution to the plan based on the amount of each participant’s contributions, up to the Internal Revenue Service maximum contribution limit. All participants may immediately invest their individual contributions, as well as any Company matching contribution, in any of a variety of investment alternatives offered under the new plan. Expense for employer match related to the new plan totaled $289 thousand in 2009 and $258 thousand in 2008.

Prior to 2008, the Company maintained two 401(k) plans. One was maintained for the employees of the bank and certain affiliates (“the bank 401(k) Plan”) and the other for the employees of two subsidiaries of the bank (“the subsidiary 401(k) Plan”).

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

The subsidiary 401(k) Plan—Prior to January 1, 2008, the Company maintained a 401(k) plan that permitted each participant to make before-tax contributions up to 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Eligible employees were able to enroll in the 401(k) plan during the open enrollment twice a year after completing 1,000 hours of service and were eligible for the Company’s matching contributions at that time. Employees who were included in the Company’s pension plan were not eligible for the Company match, however they were able to make before-tax contributions as outlined above. The Company matched 25% of the employee’s contribution to the plan based on the amount of each participant’s contributions, up to a maximum of 20% eligible compensation. Employees were able to immediately invest their individual contribution, as well as the Company’s matching portion, in any of a variety of investment alternatives offered under the subsidiary 401(k) Plan. Expense for employer match related to the plan totaled $231 thousand in 2007.

Postretirement Life Insurance Benefits

The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee’s date of retirement. The Company’s plan for its postretirement benefit obligation is unfunded with a liability of $1.1 million at December 31, 2009 and $1.0 million at December 31, 2008. Net postretirement benefit cost was $65 thousand, $61 thousand and $61 thousand for 2009, 2008 and 2007, respectively.

FASB Codification Topic 715: Compensation—Retirement Benefits requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. Under U.S. GAAP, life insurance policies purchased for the purpose of providing such benefits are considered not to have effectively settled an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following U.S. GAAP guidance in FASB Codification Topic 715. The Company adopted new accounting requirements related to bank-owned life insurance included in FASB Codification Topic 715: Compensation—Retirement Benefits on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $726 thousand.

NOTE 21.

INCOME TAXES

The current and deferred tax provisions (benefits) applicable to income from continuing operations for each of the last three fiscal years are as follows:

Years Ended December 31,	2009	2008	2007

FEDERAL
Current	$9,187	$6,770	$8,286
Deferred	(5,226)	1,005	(536)

Total	$3,961	$7,775	$7,750

STATE AND LOCAL
Current	$2,065	$1,225	$1,271
Deferred	(1,118)	176	(461)

Total	$947	$1,401	$810

TOTAL
Current	$11,252	$7,995	$9,557
Deferred	(6,344)	1,181	(997)

Total	$4,908	$9,176	$8,560

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,	2009	2008	2007

Federal statutory rate	35%	35%	35%

Computed tax based on income from continuing operations	$5,015	$8,814	$8,384
Increase (Decrease) in tax resulting from:
State and local taxes, net of Federal income tax benefit	673	911	526
Tax-exempt income	(648)	(678)	(646)
Other permanent items	(132)	129	296

Total	$4,908	$9,176	$8,560

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,	2009	2008

Deferred tax assets
Difference between financial statement provision for loan losses and tax bad debt deduction	$9,017	$7,265
Pension and benefit plans	10,452	13,649
Other	2,782	1,047

Total deferred tax assets	22,251	21,961

Deferred tax liabilities
Difference between tax and net book values of fixed assets	767	394
SFAS No. 115 deferred tax liability	203	201
Other	1,014	1,130

Total deferred tax liabilities	1,984	1,725

Net deferred tax asset	$20,267	$20,236

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred assets was not considered necessary at December 31, 2009 and 2008 since it is more likely than not that these assets will be realized.

The current tax net payable as of December 31, 2009 was approximately $1.5 million. The current tax net receivable at December 31, 2008 was approximately $0.9 million.

Adoption of the current provisions of FASB Codification Topic 740: Income Taxes did not affect the Company’s financial position.

A reconciliation of unrecognized tax benefits for each of the last two fiscal years is as follows:

Year Ended December 31,	2009	2008

Balance at January 1	$—	$498
Reductions for tax positions of prior years	—	498

Balance at December 31	$—	$—

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in noninterest operating expenses. At December 31, 2009 and 2008, the Consolidated Balance Sheet included no accrued interest related to unrecognized tax benefits and the Consolidated Statement of Income for 2009 included $-0- for interest expense and for 2008 included a credit for interest expense of $148 thousand.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2002 through 2007 are currently under examination and 2008 is subject to examination. The Company’s New York State tax returns for years 2005 through 2007 are currently under examination and 2008 is subject to examination. The Company’s New York City tax returns for 2006 through 2008 are subject to examination.

NOTE 22.

EARNINGS PER SHARE

Basic EPS has been computed using the weighted-average common shares outstanding during the year.

Diluted EPS reflects the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the average price of the parent company’s common stock is utilized.

Net income available to common shareholders per average common share have been computed based on the following:

Years Ended December 31,	2009	2008	2007

Net income from continuing operations	$9,422	$16,006	$15,394
Loss from discontinued operations	—	—	(795)
Dividends on preferred shares and accretion	2,773	102	—

Net income available to common shareholders	$6,649	$15,904	$14,599

Weighted average number of common shares used to calculate basic earnings per common share	18,104,619	17,890,997	18,407,228
Dilutive effect of stock options and warrant	21,714	216,881	321,806

Weighted average number of common shares used to calculate diluted earnings per common share	18,126,333	18,107,878	18,729,034

Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2009, 2008 and 2007 have not been included in computation of diluted EPS for those respective years. As of December 31, 2009, 664,214 options to purchase shares between $6.94 and $26.94 were not included; as of December 31, 2008, 531,601 options to purchase shares between $14.60 and $26.94 were not included; as of December 31, 2007, 384,147 options to purchase shares between $17.73 and $26.94 were not included.

NOTE 23.

FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be receivable from selling that asset or payable to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

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

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. Examples of financial instruments generally included in this level are corporate debt, mortgage-backed certificates issued by U.S. government corporations and government sponsored enterprises, equity securities that trade in less active markets and certain derivative instruments.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own judgments about the assumptions that market participants would use in pricing the assets or liabilities. Examples of financial instruments generally included in this level are private equities, certain loans held for sale and other alternative investments.

In general, fair value of securities is based upon quoted market prices, where available (Level 1 inputs). If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters (Level 2 inputs). Fair value of loans held for sale is based upon internally developed models that primarily use as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters (Level 3 inputs). Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

The following table summarizes financial assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no financial liabilities measured at fair value.

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

December 31, 2009
Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$—	$57,288	$—	$57,288
Agency notes	—	131,635	—	131,635

Total obligations of U.S. government corporations and government sponsored enterprises	—	188,923	—	188,923
Obligations of state and political institutions	—	23,864	—	23,864
Single-issuer, trust preferred securities	4,483	—	—	4,483
Corporate debt securities	—	129,200	—	129,200
Equity and other securities	56	—	—	56

Total marketable securities	$4,539	$341,987	$—	$346,526

Other investments	$9,128	$5,484	$—	$14,612

December 31, 2008

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$—	$210,882	$—	$210,882
Agency notes	—	244,519	—	244,519

Total obligations of U.S. government corporations and government sponsored enterprises	—	455,401	—	455,401
Obligations of state and political institutions	—	23,406	—	23,406
Single-issuer, trust preferred securities	4,209	—	—	4,209
Corporate debt securities	—	9,724	—	9,724
Equity and other securities	57	—	—	57

Total marketable securities	$4,266	$488,531	$—	$492,797

Other investments	$7,266	$3,116	$—	$10,382

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

	December 31,	December 31,
	2009	2008

Impaired loans	$2,329	$—
Other real estate owned, net	1,385	—
Loans held for sale	33,889	—

Impaired loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on either recent real estate appraisals or, for loans with modification agreements in place, discounted cash flow analyses. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate owned. Nonrecurring adjustments to certain residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Loans held for sale. Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

Reporting units measured at fair value in the first step of a goodwill impairment test and certain non-financial assets measured at fair value on a non-recurring basis (such as those measured at fair value in the second step of a goodwill impairment test and other non-financial long-lived assets measured at fair value for impairment assessment) have been measured at fair value in accordance with the guidance in FASB Codification Topic 820 beginning January 1, 2009.

Other real estate owned (comprised of foreclosed assets), which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1.4 million, which is made up of the outstanding balance of $1.6 million, net of a valuation allowance of $0.2 million at December 31, 2009. Certain of these assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using level 2 inputs based on observable market data or level 3 inputs based on customized discount criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs in the allowance for loan losses totalling $704 thousand. Other than foreclosed assets measured at fair value upon initial recognition, five properties were re-measured at fair value during the year ended December 31, 2009, resulting in a $276 thousand charge to noninterest expense.

Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $33.9 million, which is made up of the outstanding balance of $33.9 million, net of a valuation allowance of $7 thousand at December 31, 2009.

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

Investment Securities

The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 97.

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

Deposits

FASB Codification Topic 825: Financial Instruments requires that the fair value of demand, savings, NOW (negotiable order of withdrawal) and certain money market deposits be equal to their carrying amount. The Company believes that the fair value of these deposits, including the value of deposit relationships, is greater than that prescribed by FASB Codification Topic 825.

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities:

December 31,	2009		2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$24,911	$24,911	$31,832	$31,832
Interest-bearing deposits with other banks	36,958	36,958	13,949	13,949
Investment securities	737,065	742,676	793,924	798,425
Loans held for sale	33,889	33,889	23,403	23,403
Loans held in portfolio, net	1,175,543	1,170,385	1,168,575	1,167,004
Customers’ liability under acceptances	27	27	95	95
Accrued interest receivable	9,001	9,001	8,917	8,917
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,138,352	1,138,352	1,028,790	1,028,790
Time deposits	442,315	444,792	329,034	331,749
Securities sold under agreements to repurchase	21,048	21,048	44,334	44,334
Federal funds purchased	41,000	41,000	131,000	131,000
Commercial paper	17,297	17,297	11,732	11,732
Short-term borrowings—FHLB	—	—	75,000	75,000
Short-term borrowings—FRB	50,000	50,000	100,000	100,000
Other short-term borrowings	2,509	2,509	1,138	1,138
Acceptances outstanding	27	27	95	95
Accrued interest payable	1,291	1,291	2,046	2,046
Long-term borrowings	155,774	159,042	175,774	182,125

Effective January 1, 2008, the Company adopted the provisions of FASB Codification Topic 825: Financial Instruments. This guidance permits the Company to choose to report eligible items at fair value in the financial statements and on an ongoing basis, after making an election to do so at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles; (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Upon its adoption of this guidance on January 1, 2008, the Company did not elect a fair value option for any of its financial assets or financial liabilities.

NOTE 24.

CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2009, management believes that the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The following tables present information regarding the Company’s and the bank’s regulatory capital ratios:

	Actual		Minimum For Capital Adequacy		To Be Well Capitalized

As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets):
The Company	$193,760	12.75%	$121,606	8.00%	$152,007	10.00%
The bank	169,353	11.25	120,378	8.00	150,473	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	174,746	11.50	60,803	4.00	91,204	6.00
The bank	150,529	10.00	60,189	4.00	90,284	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	174,746	8.06	86,757	4.00	108,447	5.00
The bank	150,529	6.97	86,385	4.00	107,981	5.00

As of December 31, 2008

Total Capital (to Risk-Weighted Assets):
The Company	$193,991	13.89%	$111,723	8.00%	$139,654	10.00%
The bank	154,619	11.05	111,924	8.00	139,905	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	177,825	12.73	55,861	4.00	83,792	6.00
The bank	138,453	9.90	55,962	4.00	83,943	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	177,825	8.59	82,803	4.00	103,503	5.00
The bank	138,453	6.69	82,779	4.00	103,474	5.00

NOTE 25.

SEGMENT REPORTING

The Company provides a broad range of financial products and services, including commercial loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2009 average interest-earning assets were 61.0% loans (corporate lending was 68.4% and real estate lending was 26.9% of total loans, respectively) and 39.0% investment securities and money market investments. There were no industry concentrations (exceeding 10% of loans, gross) in the corporate loan portfolio. Approximately 78% of loans were to borrowers located in the New York metropolitan area. In order to comply with the provisions of FASB Codification Topic 280: Segment Reporting, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

Recent economic conditions during 2009 and 2008, such as continuing decrease in real estate values, general slowdown in spending and illiquid credit markets, have reduced demands for corporate and real estate lending. As such, it is reasonably possible that the income from corporate and real estate lending segments will decrease significantly from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio to the New York metropolitan area, an adverse change in market conditions in that geographic area could result in a significant decrease in our income from lending segments. Such decrease in income from lending segments, if realized, may have a severe adverse impact on the operations of the Company.

The following table provides certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Year Ended December 31, 2009
Net interest income	$38,249	$19,688	$27,893	$85,830
Noninterest income	26,011	9,550	7,956	43,517
Depreciation and amortization	677	135	3	815
Segment income before income taxes	27,045	16,794	33,718	77,557
Segment assets	820,167	372,842	931,642	2,124,651

Year Ended December 31, 2008
Net interest income	$36,637	$20,824	$26,353	$83,814
Noninterest income (loss)	22,269	8,795	(164)	30,900
Depreciation and amortization	749	261	3	1,013
Segment income from continuing operations before income taxes	27,829	13,436	25,347	66,612
Segment assets from continuing operations	819,940	394,513	934,286	2,148,739

Year Ended December 31, 2007
Net interest income	$27,504	$23,119	$22,212	$72,835
Noninterest income	22,955	8,876	1,635	33,466
Depreciation and amortization	702	364	3	1,069
Segment income from continuing operations before income taxes	19,150	14,862	23,315	57,327
Segment loss from discontinued operations before income taxes	(1,307)	—	—	(1,307)
Segment assets from continuing operations	793,062	382,561	772,214	1,947,837

The following table sets forth reconciliations of net interest income, noninterest income, pre-tax income from continuing operations and total assets for reportable operating segments to the Company’s consolidated totals:

Years Ended December 31,	2009	2008	2007

Net interest income:
Total for reportable operating segments	$85,830	$83,814	$72,835
Other[1]	795	869	1,038

Consolidated net interest income	$86,625	$84,683	$73,873

Noninterest income:
Total for reportable operating segments	$43,517	$30,900	$33,466
Other[1]	633	2,400	1,946

Consolidated noninterest income	$44,150	$33,300	$35,412

Income from continuing operations before income taxes:
Total for reportable operating segments	$77,557	$66,612	$57,327
Other[1]	(63,227)	(41,430)	(33,373)

Consolidated income/loss from continuing operations before income taxes	$14,330	$25,182	$23,954

Assets:
Total for reportable operating segments	$2,124,651	$2,148,739	$1,947,837
Other[1]	40,958	30,362	31,812

Consolidated assets	$2,165,609	$2,179,101	$1,979,649

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

NOTE 26.

PARENT COMPANY

CONDENSED BALANCE SHEETS

December 31,	2009	2008

ASSETS
Cash and due from banks—
Banking subsidiary	$3,077	$47,478
Other banks	36	32
Interest-bearing deposits—banking subsidiary	27,941	10,902
Securities available for sale (at fair value)	978	766
Loans, net of unearned discount	15,161	50
Investment in subsidiaries—
Banking subsidiary (including goodwill of $22,901 in 2009 and 2008)	165,149	148,639
Other subsidiaries	2,138	2,117
Cash surrender value of life insurance policies	3,760	3,019
Other assets	11,785	10,499

	$230,025	$223,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$17,297	$11,731
Due to subsidiaries—
Other subsidiaries	992	992
Accrued expenses and other liabilities	24,012	24,525
Junior subordinated debt (see Note 12)	25,774	25,774
Shareholders’ equity	161,950	160,480

	$230,025	$223,502

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,	2009	2008	2007

INCOME
Dividends and interest from—
Banking subsidiary	$39	$12,558	$10,064
Loans	95	150	252
Securities available for sale	88	66	2
Other income	172	463	20

Total income	394	13,237	10,338

EXPENSE
Interest expense	2,211	2,617	3,536
Other expenses	3,301	3,820	3,707

Total expense	5,512	6,437	7,243

(Loss) Income before income taxes and equity in undistributed net income of subsidiaries	(5,118)	6,800	3,095
Benefit for income taxes	(1,755)	(2,215)	(2,522)

(Loss) Income before equity in undistributed net income of subsidiaries	(3,363)	9,015	5,617
Equity in undistributed net income (loss) of—
Banking subsidiary (net of loss on discontinued operations of $-0-, $-0- and $(126), respectively)	12,764	6,965	9,432
Other subsidiaries (net of loss on discontinued operations of $-0-, $-0- and $(669), respectively)	21	26	(450)

Net income	$9,422	$16,006	$14,599

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2009	2008	2007

OPERATING ACTIVITIES
Net income	$9,422	$16,006	$14,599
Adjustments to reconcile net income to net cash provided by operating activities:
(Decrease) Increase in accrued expenses and other liabilities	(512)	5,377	281
Equity in undistributed net income of subsidiaries	(12,785)	(6,991)	(8,982)
(Increase) Decrease in other assets	(2,028)	(2,501)	1,156
Other, net	(97)	(887)	(249)

Net cash (used in) provided by operating activities	(6,000)	11,004	6,805

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits—banking subsidiary	(17,039)	4,490	14,975
Purchase of securities available for sale	—	(786)	(192)
(Decrease) Increase in loans	(15,111)	4,751	—
(Decrease) Increase in due to subsidiaries, net	—	(53)	50
Cash transferred on dissolution of subsidiary	—	1,996	—

Net cash (used in) provided by investing activities	(32,150)	10,398	14,833

FINANCING ACTIVITIES
Net increase (decrease) in commercial paper	5,565	(9,147)	(6,683)
Cash dividends paid on common shares	(10,131)	(13,674)	(13,755)
Cash dividends paid on preferred shares	(1,878)	—	—
Proceeds from exercise of stock options	197	2,589	798
Purchase of treasury shares	—	—	(13,622)
Proceeds from issuance of preferred stock and warrant to purchase common stock	—	42,000	—

Net cash (used in) provided by financing activities	(6,247)	21,768	(33,262)

Net (decrease) increase in cash and due from banks	(44,397)	43,170	(11,624)
Cash and due from banks—beginning of year	47,510	4,340	15,964

Cash and due from banks—end of year	$3,113	$47,510	$4,340

Supplemental disclosure of cash flow information:
Interest paid	$2,214	$2,734	$3,493
Income taxes paid	5,757	9,178	2,083

NOTE 27.

COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $5.2 million, $5.4 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, which are net of rental income for a sublease of $194 thousand, $204 thousand and $193 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

The future minimum rental commitments as of December 31, 2009 under noncancelable leases follow:

Year(s)	Rental Commitments

2010	$4,722
2011	4,427
2012	4,342
2013	4,372
2014	4,404
2015 and thereafter	24,678

Total	$46,945

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

Loan commitments, approximately 56% of which have an original maturity of one year or less, were approximately $31.3 million as of December 31, 2009. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FASB Codification Topic 460: Guarantees, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2009, these commitments totaled $25.3 million of which $23.4 million expire within one year and $1.9 million within two years. Approximately 92% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2009 ranged from 0% to 100%; the average amount collateralized was approximately 84%.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

NOTE 28.

QUARTERLY DATA (UNAUDITED)

2009 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income	$26,585	$26,202	$26,722	$26,411
Total interest expense	5,218	4,888	4,753	4,436
Net interest income	21,367	21,314	21,969	21,975
Provision for loan losses	6,200	6,800	6,950	7,950
Net securities gains	3,065	874	1,221	401
Noninterest income, excluding securities gains	7,739	9,924	10,514	10,412
Noninterest expenses	20,052	24,143	23,177	21,173
Income before income taxes	5,919	1,169	3,577	3,665
Provision for income taxes	2,306	394	1,180	1,028
Net income	3,613	775	2,397	2,637
Dividends on preferred shares and accretion	842	637	646	648
Net income available to common shareholders	2,771	138	1,751	1,989
Net income available to common shareholders, per average common share:
Basic	0.15	0.01	0.10	0.11
Diluted	0.15	0.01	0.10	0.11
Common stock closing price:
High	13.86	12.27	9.55	7.30
Low	7.23	7.92	6.40	6.29
Quarter-end	9.90	8.35	7.22	7.14

2008 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income	$29,769	$29,713	$29,980	$28,609
Total interest expense	9,934	8,241	8,280	6,933
Net interest income	19,835	21,472	21,700	21,676
Provision for loan losses	1,950	2,200	1,950	2,225
Other than temporary losses	—	(507)	(1,177)	—
Noninterest income, excluding securities (losses)/gains	8,672	9,079	8,420	8,813
Noninterest expenses	20,166	21,130	21,677	21,503
Income before income taxes	6,391	6,714	5,316	6,761
Provision for income taxes	2,389	2,544	1,531	2,712
Net income	4,002	4,170	3,785	4,049
Dividends on preferred shares and accretion	—	—	—	102
Net income available to common shareholders	4,002	4,170	3,785	3,947
Net income available to common shareholders, per average common share:
Basic	0.22	0.23	0.21	0.22
Diluted	0.22	0.23	0.21	0.22
Common stock closing price:
High	17.38	17.00	18.37	15.71
Low	11.93	11.74	10.36	10.54
Quarter-end	15.58	11.96	14.75	14.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Sterling Bancorp (the “Company”) as of December 31, 2009, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended and the consolidated statement of condition of Sterling National Bank as of December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America and the financial position of Sterling National Bank as of December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Bancorp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP
Livingston, New Jersey
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sterling Bancorp:

We have audited the accompanying consolidated balance sheet of Sterling Bancorp and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008 and the consolidated statement of condition of Sterling National Bank and subsidiaries as of December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 and the financial position of Sterling National Bank and subsidiaries as of December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 13, 2009, except as to Note 1(t) which is as of February 25, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

(c) Report of Independent Registered Public Accounting Firm

We have audited Sterling Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sterling Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended of Sterling Bancorp and the consolidated statement of condition of Sterling National Bank as of December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP
Livingston, New Jersey
February 25, 2010

(e) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure beginning on page 30 at the end of Part I of this report. The other information required by Item 10 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information appearing in Note 19 of the Company’s consolidated financial statements beginning on page 88.

The following table provides information as of December 31, 2009, regarding securities issued to all of the Company’s employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2009, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	664,214	$14.56	611,115
Equity Compensation Plans not approved by security holders	—	—	—

Total	664,214	$14.56	611,115

The other information required by Item 12 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2009 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	1.	Financial Statements

Sterling Bancorp

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 Sterling National Bank

Consolidated Statements of Condition as of December 31, 2009 and 2008

	2.	Financial Statement Schedules None

	3.	Exhibits

		3.	(i)

Restated Certificate of Incorporation filed with the State of New York Department of State on October 28, 2004 (Filed as Exhibit 3(i) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

(ii)

Certificate of Amendment of Certificate of Incorporation filed with the New York Department of State on December 18, 2008. (Filed as Exhibit 3(ii) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

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

(iii)(G)

Amendments to Employment Agreements dated March 13, 2008 for Louis J. Cappelli and John C. Millman (Filed as Exhibits10(iii)(G)(a) and 10(iii)(G)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

(iii)(H)

Amendments dated December 29, 2008 to Employment Agreements (a) For Louis J. Cappelli and (b) For John C. Millman (Filed as Exhibit 10(iii)(H) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(iii)(I)

Amendments to Employment Agreements dated March 12, 2009 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(I)(a) and 10(iii)(I)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

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

11.		Statement re: Computation of Per Share Earnings.

12.		Statement re: Computation of Ratios.

16.		Letter re: Change in Certifying Accountant (Filed as Exhibit 16.1 to the Registrant’s Form 8-K dated March 23, 2009 and filed on March 27, 2009 and incorporated herein by reference).

21.		Subsidiaries of the Registrant.

23.1		Consent of Crowe Horwath LLP Independent Registered Public Accounting Firm.

23.2		Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.1		Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1		Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2		Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

99.1		Certification of the CEO under Section 111(b)(4) of EESA.

99.2		Certification of the CFO under Section 111(b)(4) of EESA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP

/s/ Louis J. Cappelli

Louis J. Cappelli, Chairman and Chief Executive Officer
(Principal Executive Officer)

February 25, 2010

Date

/s/ John W. Tietjen

John W. Tietjen, Executive Vice President
(Principal Financial and Accounting Officer)

February 25, 2010

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 25, 2010	/s/ Louis J. Cappelli

(Date)	Louis J. Cappelli
Director, Chairman and
Chief Executive Officer
(Principal Executive Officer)

February 25, 2010	/s/ John W. Tietjen

(Date)	John W. Tietjen
Executive Vice President
(Principal Financial and Accounting Officer)

February 25, 2010	/s/ John C. Millman

(Date)	John C. Millman
Director

February 25, 2010	/s/ Joseph M. Adamko

(Date)	Joseph M. Adamko
Director

February 25, 2010	/s/ Henry J. Humphreys

(Date)	Henry J. Humphreys
Director

February 25, 2010	/s/ Robert W. Lazar

(Date)	Robert W. Lazar
Director

February 25, 2010	/s/ Eugene T. Rossides

(Date)	Eugene T. Rossides
Director

EXHIBIT INDEX

11.	Statement re: Computation of Per Share Earnings.

12.	Statement re: Computation of Ratios.

21.	Subsidiaries of the Registrant.

23.1.	Consent of Crowe Horwath LLP Independent Registered Public Accounting Firm.

23.2.	Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.1.	Certification of the CEO pursuant to Exchange Act Rule 13a–14(a).

31.2.	Certification of the CFO pursuant to Exchange Act Rule 13a–14(a).

32.1.	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2.	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

99.1.	Certification of the CEO under Section 111(b)(4) of EESA.

99.2.	Certification of the CFO under Section 111(b)(4) of EESA.