Form 10-Q
period 2010-03-31
STERLING BANCORP
filed 2010-05-07
CIK 93451

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to ____________________________________________

Commission File Number:	1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	13-2565216

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108

(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2010 there were 26,840,763 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31, 2010	December 31, 2009

ASSETS
Cash and due from banks	$29,315	$24,911
Interest-bearing deposits with other banks	46,657	36,958

Securities available for sale (at estimated fair value; pledged: $147,115 in 2010 and $150,034 in 2009)	425,339	346,526
Securities held to maturity (pledged: $215,482 in 2010 and $278,598 in 2009) (estimated fair value: $345,649 in 2010 and $396,150 in 2009)	337,355	390,539

Total investment securities	762,694	737,065

Loans held for sale	20,885	33,889

Loans held in portfolio, net of unearned discounts	1,195,042	1,195,415
Less allowance for loan losses	19,963	19,872

Loans, net	1,175,079	1,175,543

Federal Reserve and Federal Home Loan Bank stock, at cost	8,032	8,482
Customers’ liability under acceptances	928	27
Goodwill	22,901	22,901
Premises and equipment, net	11,556	9,658
Other real estate	874	1,385
Accrued interest receivable	7,576	9,001
Cash surrender value of life insurance policies	49,537	49,009
Other assets	58,280	56,780

	$2,194,314	$2,165,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$509,453	$546,337
Savings, NOW and money market deposits	562,688	592,015
Time deposits	541,901	442,315

Total deposits	1,614,042	1,580,667

Securities sold under agreements to repurchase - customers	21,060	21,048
Federal funds purchased	—	41,000
Commercial paper	15,847	17,297
Short-term borrowings - FRB	—	50,000
Short-term borrowings - other	3,290	2,509
Long-term borrowings - FHLB	120,000	130,000
Long-term borrowings - subordinated debentures	25,774	25,774

Total borrowings	185,971	287,628

Acceptances outstanding	928	27
Accrued interest payable	1,556	1,291
Due to factored clients	88,471	82,401
Accrued expenses and other liabilities	75,182	51,645

Total liabilities	1,966,150	2,003,659

Shareholders’ equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value Authorized 644,389 shares; issued 42,000 shares, respectively	40,224	40,113
Common stock, $1 par value. Authorized 50,000,000 shares; issued 31,138,545 and 22,226,425 shares, respectively	31,139	22,227
Warrants to purchase common stock	2,615	2,615
Capital surplus	236,200	178,734
Retained earnings	16,125	15,828
Accumulated other comprehensive loss	(11,583)	(12,399)
Common shares in treasury at cost, 4,297,782 and 4,107,191 shares, respectively	(86,556)	(85,168)

Total shareholders’ equity	228,164	161,950

	$2,194,314	$2,165,609

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,

	2010	2009

INTEREST INCOME
Loans	$16,511	$17,552
Investment securities
Available for sale	2,953	5,470
Held to maturity	4,412	3,534
FRB and FHLB stock	121	19
Deposits with other banks	19	10

Total interest income	24,016	26,585

INTEREST EXPENSE
Deposits
Savings, NOW and money market	965	1,125
Time	1,675	2,166
Securities sold under agreements to repurchase - customers	61	115
Federal funds purchased	4	34
Commercial paper	13	23
Short-term borrowings - FHLB	—	11
Short-term borrowings - FRB	9	99
Short-term borrowings - other	—	1
Long-term borrowings - FHLB	871	1,122
Long-term borrowings - subordinated debentures	523	523

Total interest expense	4,121	5,219

Net interest income	19,895	21,366
Provision for loan losses	6,000	6,200

Net interest income after provision for loan losses	13,895	15,166

Total noninterest income	11,102	10,804

Total noninterest expenses	21,336	20,052

Income before income taxes	3,661	5,918
Provision for income taxes	1,098	2,306

Net income	2,563	3,612
Dividends on preferred shares and accretion	636	842

Net income available to common shareholders	$1,927	$2,770

Average number of common shares outstanding
Basic	19,208,189	18,100,407
Diluted	19,212,768	18,277,196

Net income available to common shareholders, per average common share
Basic	$0.10	$0.15
Diluted	0.10	0.15

Dividends per common share	0.09	0.19

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2010	2009

Net Income	$2,563	$3,612

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities and other investments arising during the year	1,214	21

Reclassification adjustment for (gains) included in net income	(820)	(1,674)

Reclassification adjustment for amortization of:
Prior service cost	9	9
Net actuarial losses	413	354

Other comprehensive income (loss)	816	(1,290)

Comprehensive income	$3,379	$2,322

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2010	2009

Preferred Stock
Balance at January 1,	$40,113	$39,440
Discount accretion	111	317

Balance at March 31,	$40,224	$39,757

Common Stock
Balance at January 1,	$22,227	$22,203
Common shares issued	8,625	—
Restricted shares issued	84	—
Common shares issued under stock incentive plan	203	24

Balance at March 31,	$31,139	$22,227

Warrants to Purchase Common Stock
Balance at January 1,	$2,615	$2,615

Balance at March 31,	$2,615	$2,615

Capital Surplus
Balance at January 1,	$178,734	$178,417
Common shares issued	56,240	—
Restricted shares issued	(84)	—
Common shares issued under stock incentive plan and related tax benefits	1,274	185
Stock option compensation expense	36	33

Balance at March 31,	$236,200	$178,635

Retained Earnings
Balance at January 1,	$15,828	$19,088
Net income	2,563	3,612
Cash dividends paid - preferred shares	(525)	(303)
Cash dividends paid - common shares	(1,630)	(3,437)
Discount accretion on series A preferred stock	(111)	(317)

Balance at March 31,	$16,125	$18,643

Accumulated Other Comprehensive Loss
Balance at January 1,	$(12,399)	$(16,259)
Other comprehensive income (loss), net of tax	816	(1,290)

Balance at March 31,	$(11,583)	$(17,549)

Treasury Stock
Balance at January 1,	$(85,168)	$(85,024)
Surrender of shares issued under stock incentive plan	(1,388)	(144)

Balance at March 31,	$(86,556)	$(85,168)

Total Shareholders’ Equity
Balance at January 1,	$161,950	$160,480
Net changes during the period	66,214	(1,320)

Balance at March 31,	$228,164	$159,160

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2010	2009

Operating Activities
Net Income	$2,563	$3,612

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	6,000	6,200
Depreciation and amortization of premises and equipment	551	590
Securities gains	(1,502)	(3,065)
Income from life insurance policies, net	(54)	(323)
Deferred income tax benefit	(512)	(1,127)
Proceeds from sale of loans	104,778	139,642
Gains on sales of loans, net	(1,685)	(2,105)
Originations of loans held for sale	(90,089)	(158,964)
Amortization of premiums on securities	657	317
Accretion of discounts on securities	(198)	(159)
Decrease in accrued interest receivable	1,425	1,879
Increase (decrease) in accrued interest payable	265	(90)
Increase in due to factored clients	6,070	2,706
Increase (decrease) in accrued expenses and other liabilities	2,349	(16,131)
Increase in other assets	(1,831)	(294)
(Gain) loss on other real estate owned	(14)	2

Net cash provided by (used in) operating activities	28,773	(27,310)

Investing Activities
Purchase of premises and equipment	(2,449)	(249)
Net increase in interest-bearing deposits with other banks	(9,699)	(1,665)
Net decrease in loans held in portfolio	5,513	21,222
Net increase in short-term factored receivables	(11,127)	(109)
Decrease in other real estate	604	239
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	14,414	15,860
Purchases of securities - held to maturity	(14,508)	(20,852)
Proceeds from calls of securities - held to maturity	54,380	—
Proceeds from calls/sales of securities - available for sale	123,285	130,612
Proceeds from prepayments, redemptions or maturities of securities - available for sale	28,286	10,468
Purchases of securities - available for sale	(208,128)	(66,720)
Proceeds from redemptions or maturities of securities - FHLB & FRB stock	450	3,375

Net cash (used in) provided by investing activities	(18,979)	92,181

Financing Activities
Net decrease in noninterest-bearing demand deposits	(36,884)	(7,309)
Net (decrease) increase in savings, NOW and money market deposits	(29,327)	1,638
Net increase (decrease) in time deposits	99,586	(6,671)
Net decrease in Federal funds purchased	(41,000)	(86,000)
Net increase (decrease) in securities sold under agreements to repurchase	12	(750)
Net (decrease) increase in commercial paper and other short-term borrowings	(50,669)	36,666
Decrease in long-term borrowings	(10,000)	—
Proceeds from exercise of stock options	182	98
Proceeds from issuance of common stock	64,865	—
Cash dividends paid on preferred stock	(525)	(303)
Cash dividends paid on common stock	(1,630)	(3,437)

Net cash used in financing activities	(5,390)	(66,068)

Net increase (decrease) in cash and due from banks	4,404	(1,197)
Cash and due from banks - beginning of period	24,911	31,832

Cash and due from banks - end of period	$29,315	$30,635

Supplemental disclosures:
Interest paid	$3,856	$5,302
Income taxes paid	904	3,161
Loans transferred to other real estate	79	120
Due from brokers on sales of securities - AFS	—	73,361
Due to brokers on purchases of securities - AFS	20,830	—
Due to brokers on purchases of securities - HTM	1,074	—

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended March 31, 2010 and 2009 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities CMO’s (Federal National Mortgage Association)	$2,790	$6	$—	$2,796
CMO’s (Federal Home Loan Mortgage Corporation)	5,313	198	—	5,511
CMO’s (Government National Mortgage Association)	28,690	—	297	28,393
Federal National Mortgage Association	15,485	664	62	16,087
Federal Home Loan Mortgage Corporation	1,364	85	—	1,449
Government National Mortgage Association	3,585	315	—	3,900

Total mortgage-backed securities	57,227	1,268	359	58,136

Agency Notes
Federal National Mortgage Association	55,285	25	498	54,812
Federal Home Loan Bank	86,843	69	139	86,773
Federal Home Loan Mortgage Corporation	64,975	17	179	64,813
Federal Farm Credit Bank	10,000	—	44	9,956

Total obligations of U.S. government corporations and government sponsored enterprises	274,330	1,379	1,219	274,490

Obligations of state and political institutions-New York Bank Qualified	22,796	978	16	23,758
Single-issuer, trust preferred securities	3,878	11	236	3,653
Corporate debt securities	113,077	471	155	113,393
Other securities	10,037	13	5	10,045

Total	$424,118	$2,852	$1,631	$425,339

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities CMO’s (Federal National Mortgage Association)	$2,882	$—	$5	$2,877
CMO’s (Federal Home Loan Mortgage Corporation)	5,563	171	—	5,734
CMO’s (Government National Mortgage Association)	9,181	—	133	9,048
Federal National Mortgage Association	21,055	868	71	21,852
Federal Home Loan Mortgage Corporation	10,321	299	—	10,620
Government National Mortgage Association	6,807	351	1	7,157

Total mortgage-backed securities	55,809	1,689	210	57,288

Agency Notes
Federal National Mortgage Association	20,291	—	835	19,456
Federal Home Loan Bank	83,983	6	1,039	82,950
Federal Home Loan Mortgage Corporation	4,995	—	96	4,899
Federal Farm Credit Bank	24,999	—	669	24,330

Total obligations of U.S. government corporations and government sponsored enterprises	190,077	1,695	2,849	188,923

Obligations of state and political institutions-New York Bank Qualified	22,820	1,061	17	23,864
Single-issuer, trust preferred securities	4,878	—	395	4,483
Corporate debt securities	127,900	1,382	82	129,200
Other securities	44	12	—	56

Total	$345,719	$4,150	$3,343	$346,526

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

March 31, 2010	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities CMO’s (Federal National Mortgage Association)	$10,468	$288	$11	$10,745
CMO’s (Federal Home Loan Mortgage Corporation)	15,825	510	—	16,335
Federal National Mortgage Association	96,457	4,455	2	100,910
Federal Home Loan Mortgage Corporation	55,867	2,161	—	58,028
Government National Mortgage Association	5,727	565	—	6,292

Total mortgage-backed securities	184,344	7,979	13	192,310

Agency Notes
Federal National Mortgage Association	62,773	255	150	62,878
Federal Home Loan Bank	9,851	99	—	9,950
Federal Farm Credit Bank	5,085	38	—	5,123

Total obligations of U.S. government corporations and government sponsored enterprises	262,053	8,371	163	270,261

Obligations of state and political institutions-New York Bank Qualified	75,052	689	603	75,138
Debt securities issued by foreign governments	250	—	—	250

Total	$337,355	$9,060	$766	$345,649

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2009	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities CMO’s (Federal National Mortgage Association)	$10,863	$339	$—	$11,202
CMO’s (Federal Home Loan Mortgage Corporation)	16,964	573	—	17,537
Federal National Mortgage Association	103,821	4,329	2	108,148
Federal Home Loan Mortgage Corporation	61,095	2,005	—	63,100
Government National Mortgage Association	5,989	501	—	6,490

Total mortgage-backed securities	198,732	7,747	2	206,477

Agency Notes
Federal National Mortgage Association	97,147	14	1,742	95,419
Federal Home Loan Bank	19,849	—	474	19,375
Federal Home Loan Mortgage Corporation	10,000	—	218	9,782
Federal Farm Credit Bank	5,088	—	94	4,994

Total obligations of U.S. government corporations and government sponsored enterprises	330,816	7,761	2,530	336,047

Obligations of state and political institutions-New York Bank Qualified	59,473	737	357	59,853
Debt securities issued by foreign governments	250	—	—	250

Total	$390,539	$8,498	$2,887	$396,150

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities CMO’s (Government National Mortgage Association)	$24,757	$287	$3,637	$9	$28,394	$296
Federal National Mortgage Association	2,058	63	—	—	2,058	63
Government National Mortgage Association	—	—	121	—	121	—

Total mortgage-backed securities	26,815	350	3,758	9	30,573	359

Agency Notes
Federal National Mortgage Association	39,788	498	—	—	39,788	498
Federal Home Loan Bank	41,704	139	—	—	41,704	139
Federal Home Loan Mortgage Corporation	54,796	179	—	—	54,796	179
Federal Farm Credit Bank	—	—	9,956	44	9,956	44

Total obligations of U.S. government corporations and government sponsored enterprises	163,103	1,166	13,714	53	176,817	1,219

Obligations of state and political institutions-New York Bank Qualified	1,425	16	—	—	1,425	16
Single-issuer, trust preferred securities	—	—	1,900	236	1,900	236
Corporate debt securities	40,497	155	—	—	40,497	155
Other securities	9,988	5	—	—	9,988	5

Total	$215,013	$1,342	$15,614	$289	$230,627	$1,631

December 31, 2009

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities CMO’s (Federal National Mortgage Association)	$2,877	$5	$—	$—	$2,877	$5
CMO’s (Government National Mortgage Association)	4,926	91	4,122	42	9,048	133
Federal National Mortgage Association	2,057	71	—	—	2,057	71
Government National Mortgage Association	—	—	123	1	123	1

Total mortgage-backed securities	9,860	167	4,245	43	14,105	210

Agency Notes
Federal National Mortgage Association	19,456	835	—	—	19,456	835
Federal Home Loan Bank	68,231	751	9,713	288	77,944	1,039
Federal Home Loan Mortgage Corporation	4,899	96	—	—	4,899	96
Federal Farm Credit Bank	24,330	669	—	—	24,330	669

Total obligations of U.S. government corporations and government sponsored enterprises	126,776	2,518	13,958	331	140,734	2,849

Obligations of state and political institutions-New York Bank Qualified	872	17	—	—	872	17
Single-issuer, trust preferred securities	—	—	3,540	395	3,540	395
Corporate debt securities	23,575	82	—	—	23,575	82

Total	$151,223	$2,617	$17,498	$726	$168,721	$3,343

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities CMO’s (Federal National Mortgage Association)	$1,679	$11	$—	$—	$1,679	$11
Federal National Mortgage Association	—	—	398	2	398	2
Federal Home Loan Mortgage Corporation	—	—	3	—	3	—

Total mortgage-backed securities	1,679	11	401	2	2,080	13

Agency Notes
Federal National Mortgage Association	32,745	150	—	—	32,745	150

Total obligations of U.S. government corporations and government sponsored enterprises	34,424	161	401	2	34,825	163
Obligations of state and political institutions-New York Bank Qualified	30,111	603	—	—	30,111	603

Total	$64,535	$764	$401	$2	$64,936	$766

December 31, 2009

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities Federal National Mortgage Association	$—	$—	$459	$2	$459	$2

Total mortgage-backed securities	—	—	459	2	459	2

Agency Notes
Federal National Mortgage Association	86,027	1,742	—	—	86,027	1,742
Federal Home Loan Bank	19,375	474	—	—	19,375	474
Federal Home Loan Mortgage Corporation	9,782	218	—	—	9,782	218
Federal Farm Credit Bank	4,994	94	—	—	4,994	94

Total obligations of U.S. government corporations and government sponsored enterprises	120,178	2,528	459	2	120,637	2,530
Obligations of state and political institutions-New York Bank Qualified	16,478	357	—	—	16,478	357

Total	$136,656	$2,885	$459	$2	$137,115	$2,887

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

At March 31, 2010, approximately $54.7 million, representing approximately 7.2%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (6 issuers), corporate debt (12 issuers) and equity securities (8 issuers). These investments may pose a higher risk of future impairment charges as result of a possible further deterioration of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At March 31, 2010, the Company held 1 issue of a residential mortgage-backed security issued by U.S. government sponsored enterprises and 1 issue of a U.S. government agency debt security, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. As a result, the unrealized losses are deemed to be temporary.

At March 31, 2010, the Company held 25 debt securities positions issued by commercial and industrial enterprises, in the available for sale portfolio, all of which are paying in accordance with their terms and have no deferrals of interest or principal. All of these debt securities mature within the next 18 months. Management performs an initial credit review prior to purchasing these securities and monitors their performance on a quarterly basis. Based upon management’s review of the issuers, their performance record for paying all principal and interest when due and the relatively short-term maturity of each issue, the unrealized losses are deemed to be temporary.

At March 31, 2010, the Company held 6 securities positions of single-issuer, trust preferred securities and 20 security positions of corporate debt securities issued by financial institutions, in the available for sale portfolio, all of which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a periodic basis, including a review of the issuers most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s first quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at March 31, 2010:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

			(in thousands)

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes	NA	$979	$983	$4

NPB Capital Trust II, 7.85%, due 9/30/2032	Yes	NA	127	120	(7)

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes	BBB-	22	22	0

HSBC Finance, 6.875%, due 1/30/2033, owned by HSBC Group, plc	No No	A	740	747	7

Citigroup Capital VII, 7.125%, due 7/31/2031	Yes	BB-	1,508	1,320	(188)

Fleet Capital Trust VIII, 7.20%, due 3/15/2032, owned by Bank of America Corporation	No Yes	BB	502	461	(41)

			$3,878	$3,653	$(225)

At March 31, 2010, the Company held 2 mortgage-backed debt securities, in the held to maturity portfolio, that were in an unrealized loss position for more than 12 months. Both of these securities were obligations of U.S. government corporations or government sponsored enterprises which guarantee principal and interest payments. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that it has the intent to hold these securities until maturity and it is not more likely than not that the Company would be required to sell before anticipated recovery. As a result, the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at March 31, 2010, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$2,790	$2,796
CMO’s (Federal Home Loan Mortgage Corporation)	5,313	5,511
CMO’s (Government National Mortgage Association)	28,690	28,393
Federal National Mortgage Association	15,485	16,087
Federal Home Loan Mortgage Corporation	1,364	1,449
Government National Mortgage Association	3,585	3,900

Total mortgage-backed securities	57,227	58,136

Agency Notes
Federal National Mortgage Association
Due after 1 year but within 5 years	30,000	29,856
Due after 5 years but within 10 years	5,000	5,000
Due after 10 years	20,285	19,956
Federal Home Loan Bank
Due after 1 year but within 5 years	61,850	61,739
Due after 5 years but within 10 years	14,993	14,984
Due after 10 years	10,000	10,050
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	34,995	34,932
Due after 5 years but within 10 years	29,980	29,881
Federal Farm Credit Bank
Due after 10 years	10,000	9,956

Total obligations of U.S. government corporations and government sponsored enterprises	274,330	274,490

Obligations of state and political institutions - New York Bank Qualified
Due within 1 year	401	409
Due after 1 year but within 5 years	12,486	13,165
Due after 5 years but within 10 years	4,032	4,266
Due after 10 years	5,877	5,918

Total obligations of state and political institutions - New York Bank Qualified	22,796	23,758

Single-issuer, trust preferred securities
Due after 10 years	3,878	3,653

Corporate debt securities
Due within 6 months	56,192	56,483
Due after 6 months but within 1 year	28,850	28,944
Due after 1 year but within 2 years	28,035	27,966

Total corporate debt securities	113,077	113,393

Other securities	10,037	10,045

Total	$424,118	$425,339

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$10,468	$10,745
CMO’s (Federal Home Loan Mortgage Corporation)	15,825	16,335
Federal National Mortgage Association	96,457	100,910
Federal Home Loan Mortgage Corporation	55,867	58,028
Government National Mortgage Association	5,727	6,292

Total mortgage-backed securities	184,344	192,310

Agency Notes
Federal National Mortgage Association
Due after 10 years	62,773	62,878
Federal Home Loan Bank
Due after 10 years	9,851	9,950
Federal Farm Credit Bank
Due after 5 years but within 10 years	5,085	5,123

Total obligations of U.S. government corporations and government sponsored enterprises	262,053	270,261

Obligations of state and political institutions - New York Bank Qualified
Due after 5 years but within 10 years	887	905
Due after 10 years	74,165	74,233

Total obligations of state and political institutions-New York Bank Qualified	75,052	75,138

Debt securities issued by foreign governments
Due within 1 year	250	250

Total	$337,355	$345,649

Information regarding sales and/or calls of available for sale securities is as follows:

	Three Months Ended March 31,

	2010	2009

Proceeds	$123,285	$203,973
Gross gains	1,500	3,065
Gross losses	1	—

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended March 31,

	2010	2009

Proceeds	$54,380	$—
Gross gains	3	—
Gross losses	—	—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Loans

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31, 2010	December 31, 2009

Loans held for sale, net of valuation reserve ($-0- at March 31, 2010 and $7 at December 31, 2009)
Real estate-residential mortgage	$20,885	$33,889

Loans held in portfolio
Commercial and industrial	$606,046	$587,038
Lease financing receivables	201,248	219,198
Factored receivables	151,306	140,265
Real estate-residential mortgage	127,453	124,681
Real estate-commercial mortgage	96,670	92,614
Real estate-construction and land development	22,386	24,277
Loans to individuals	13,043	12,984
Loans to depository institutions	—	20,000

Loans held in portfolio, gross	1,218,152	1,221,057
Less unearned discounts	23,110	25,642

Loans held in portfolio, net of unearned discounts	$1,195,042	$1,195,415

Note 4. Noninterest income and expenses

The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended March 31,

	2010	2009

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	$5,127	$3,243
Service charges on deposit accounts	1,473	1,383
Trade finance income	492	405
Other customer related fees	155	274
Mortgage banking income	1,677	2,106
Trust fees	84	139
Income from life insurance policies	264	259
Securities gains	1,502	3,065
Gain (Loss) on other real estate owned	13	(2)
Other income	315	(68)

Total noninterest income	$11,102	$10,804

NONINTEREST EXPENSES
Salaries	$9,658	$9,989
Employee benefits	3,504	2,677

Total personnel expense	13,162	12,666
Occupancy and equipment expenses, net	2,540	2,672
Advertising and marketing	1,006	654
Professional fees	1,353	1,123
Communications	348	431
Deposit insurance	754	351
Other expenses	2,173	2,155

Total noninterest expenses	$21,336	$20,052

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 5. Common Stock and Stock Incentive Plan

On March 19, 2010, the Company completed an underwritten public offering of 8,625,000 shares of common stock at an offering price of $8.00 per share, which resulted in net proceeds of $64.9 million after underwriting discounts and expenses.

On March 25, 2010, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 40,000 shares of restricted stock to the 8 non-management directors (“director restricted shares”) and 43,728 restricted shares to the Chairman, President and 5 Executive Vice Presidents (“officer restricted shares”). The director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversary of the grant date and are also limited by the 2008 agreement between the Company and the U.S. Treasury. The director restricted shares and the officer restricted shares were issued at $9.23 per share, the closing price on the date of grant. The agreement for both the director restricted shares and the officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company.

Note 6. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended March 31,

	2010	2009

Service cost	$565	$391
Interest cost	938	580
Expected return on plan assets	(789)	(446)
Amortization of prior service cost	17	17
Recognized actuarial loss	756	648

Net periodic benefit cost	$1,487	$1,190

The Company expects to contribute approximately $2.0 million to the defined benefit pension plan in 2010.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Income Taxes

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

Note 8. Segment Reporting

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2010 year-to-date average interest-earning assets were 60.8% loans (corporate lending was 71.4% and real estate lending was 24.3% of total loans, respectively) and 38.8% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 76% of loans are to borrowers located in the metropolitan New York area. In order to comply with the segment reporting guidance under U.S. GAAP, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended March 31, 2010
Net interest income	$8,195	$4,218	$7,264	$19,677
Noninterest income	6,939	1,702	2,338	10,979
Depreciation and amortization	174	28	1	203
Segment income before income taxes	6,327	3,421	8,033	17,781
Segment assets	829,351	355,521	966,572	2,151,444

Three Months Ended March 31, 2009
Net interest income	$8,470	$4,848	$7,874	$21,192
Noninterest income	5,093	2,125	3,186	10,404
Depreciation and amortization	176	38	1	215
Segment income before income taxes	5,544	4,153	10,246	19,943
Segment assets	772,919	418,431	880,857	2,072,207

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended
	March 31,
	2010	2009

Net interest income:
Total for reportable operating segments	$19,677	$21,192
Other [1]	218	174

Consolidated net interest income	$19,895	$21,366

Noninterest income:
Total for reportable operating segments	$10,979	$10,404
Other [1]	123	400

Consolidated noninterest income	$11,102	$10,804

Income before taxes:
Total for reportable operating segments	$17,781	$19,943
Other [1]	(14,120)	(14,025)

Consolidated income before income taxes	$3,661	$5,918

Assets:
Total for reportable operating segments	$2,151,444	$2,072,207
Other [1]	42,870	29,103

Consolidated assets	$2,194,314	$2,101,310

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Accumulated Other Comprehensive Income (Loss)

Information related to the components of other comprehensive income (loss) included in accumulated other comprehensive income (loss) is as follows with related tax effects:

	Three Months Ended March 31,

	2010	2009

Other Comprehensive Income (Loss)
Unrealized holding gains on securities, arising during the period:
Before tax	$2,223	$39
Tax effect	(1,009)	(18)

Net of tax	1,214	21

Reclassification adjustment for securities (gains) included in net income:
Before tax	(1,502)	(3,065)
Tax effect	682	1,391

Net of tax	(820)	(1,674)

Reclassification adjustment for amortization of prior service cost:
Before tax	17	17
Tax effect	(8)	(8)

Net of tax	9	9

Reclassification adjustment for amortization of net actuarial losses:
Before tax	756	648
Tax effect	(343)	(294)

Net of tax	413	354

Other comprehensive income (loss)	$816	$(1,290)

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 10. Fair Value Measurements

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

In general, fair value of securities is based upon quoted market prices, where available (level 1 inputs). If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters (level 2 inputs). Fair value of loans held for sale is based upon internally developed models that primarily use as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters (level 3 inputs). Any such valuation adjustments are applied consistently over time. The Company valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the 2009 Form 10-K.

Securities available for sale and other investments. Securities classified as available for sale and other investments (included in “Other assets” on the Consolidated Balance Sheet) are generally reported at fair value utilizing Level 1 and Level 2 inputs. Investments in fixed income securities, exclusive of preferred stock and mortgage-backed securities, are valued based on

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

March 31, 2010
Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities	$—	$58,136	$—	$58,136
Agency Notes	—	216,354	—	216,354

Total obligations of U.S. government corporations and government sponsored enterprises	—	274,490	—	274,490
Obligations of state and political institutions-New York Bank Qualified	—	23,758	—	23,758
Single-issuer, trust preferred securities	3,653	—	—	3,653
Corporate debt securities	—	113,393	—	113,393
Equity and other securities	10,045	—	—	10,045

Total marketable securities	$13,698	$411,641	$—	$425,339

Other investments	$9,333	$5,777	$—	$15,110

December 31, 2009

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities	$—	$57,288	$—	$57,288
Agency Notes	—	131,635	—	131,635

Total obligations of U.S. government corporations and government sponsored enterprises	—	188,923	—	188,923
Obligations of state and political institutions-New York Bank Qualified	—	23,864	—	23,864
Single-issuer, trust preferred securities	4,483	—	—	4,483
Corporate debt securities	—	129,200	—	129,200
Equity and other securities	56	—	—	56

Total marketable securities	$4,539	$341,987	$—	$346,526

Other investments	$9,128	$5,484	$—	$14,612

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

	March 31, 2010	December 31, 2009

Impaired loans	$2,496	$2,329
Other real estate owned	874	1,385
Loans for sale	20,885	33,889

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

Other real estate owned (comprised of foreclosed assets), which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $0.9 million, which is made up of the outstanding balance of $1.1 million, net of a valuation allowance of $0.2 million at March 31, 2010. Certain of these assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using level 2 inputs based on observable market data or level 3 inputs based on customized discount criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs in the allowance for loan losses totalling $39 thousand. Other than foreclosed assets measured at fair value upon initial recognition, two properties were re-measured at fair value during the three months ended March 31, 2010, resulting in a $57 thousand charge to noninterest expense.

Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $20.9 million, which is made up of the outstanding balance of $20.9 million, net of a valuation allowance of zero at March 31, 2010.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

A more detailed description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments is set forth in the 2009 Form 10-K.

	March 31, 2010

	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$29,315	$29,315
Interest-bearing deposits with other banks	46,657	46,657
Investment securities	762,694	770,998
Loans held for sale	20,885	20,885
Loans held in portfolio, net	1,195,042	1,194,038
Customers’ liability under acceptances	928	928
Accrued interest receivable	7,576	7,576
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,072,141	1,072,141
Time deposits	541,901	544,163
Securities sold under agreements to repurchase	21,060	21,060
Commercial paper	15,847	15,847
Other short-term borrowings	3,290	3,290
Acceptances outstanding	928	928
Accrued interest payable	1,556	1,556
Long-term borrowings	145,774	148,355

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. New Accounting Standards

Financial Accounting Standards Board (“FASB”) Codification Topic 860: Transfers and Servicing includes amendments to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments to U.S. GAAP guidance on transfer and servicing of financial assets eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial information about gains and losses (resulting from transfers) during the period. These amendments were effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Amendments to FASB Codification Topic 810: Consolidation change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design as well as its ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The amendments to U.S. GAAP require additional disclosures about the reporting entity’s involvement with variable-interest entities, as well as any significant changes in risk exposure due to that involvement and its effect on the entity’s financial statements. These amendments were effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (“ASU”)No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)- Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers (ii) the reasons for transfers of assets or liabilities in or out Level 3 of the fair value hierarchy, which significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchased, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class and liabilities (rather major category), which would generally be a subject of assets or liabilities within a line in statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchased, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 10 - Fair Value Measurements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provision of ASU 2010-11 will be effective for the Company on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank. Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations. Throughout management’s discussion and analysis of financial condition and results of operations, dollar amounts in tables are presented in thousands, except per share data.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration and investment management services. The Company has operations principally in New York and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in New York, New Jersey and Connecticut (“the New York metropolitan area”) have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the three months ended March 31, 2010, the bank’s average earning assets represented approximately 99.2% of the Company’s average earning assets. Loans represented 60.5% and investment securities represented 36.8% of the bank’s average earning assets for the first three months of 2010.

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

Recent economic conditions during 2010, such as the continuing decrease in real estate values in the principal markets the Company serves and illiquid credit markets, have reduced demands for corporate and real estate lending. If these trends continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 76% of total loans at March 31, 2010, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on page 44. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 43.

Comparison of the Three Months Ended March 31, 2010 and 2009

The Company reported net income available to common shareholders for the three months ended March 31, 2010 of $1.9 million, representing $0.10 per share calculated on a diluted basis, compared to $2.8 million, or $0.15 per share calculated on a diluted basis, for the first quarter of 2009. The decrease in net income available to common shareholders was primarily due to a $1.5 million decrease in net interest income and a $1.2 increase in noninterest expenses, which more than offset a $0.2 million decrease in the provision for loan losses, a $0.3 million increase in noninterest income and a $0.2 million decrease in accretion related to the preferred shares issued to the U.S. Treasury under the TARP Capital Purchase Program.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $20.4 million for the first quarter of 2010 compared to $21.5 million for the 2009 period. Net interest income benefitted from lower cost of funding. That benefit was more than offset by the impact of lower yields on loans and investment securities, lower investment securities outstanding and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 4.37% for the first quarter of 2010 compared to 4.50% for the 2009 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $24.5 million for the first quarter of 2010, down $2.2 million from the 2009 period. The tax-equivalent yield on interest-earning assets was 5.28% for the first quarter of 2010 compared to 5.63% for the 2009 period.

Interest earned on the loan portfolio decreased to $16.5 million for the first quarter of 2010 from $17.6 million in the prior year period primarily due to a lower yield on loans in the 2010 quarter. The decrease in the yield on the loan portfolio to 5.98% for the first quarter of 2010 from 6.19% for the 2009 period was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $7.9 million for the first quarter of 2010 from $9.1 million in the prior year period. Average outstandings decreased to $696.2 million (36.5% of average earning assets) for the first quarter of 2010 from $740.1 million (38.5% of average earning assets) in the prior year period. The decrease reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio. The average life of the securities portfolio was approximately 4.4 years at March 31, 2010 compared to 4.6 years at March 31, 2009 The average yield in the investment securities portfolio decreased to 4.52% from 4.94% reflecting the impact of the above referenced asset/liability management strategy coupled with calls of higher yielding securities.

Total interest expense decreased by $1.1 million for the first quarter of 2010 from $5.2 million for the 2009 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings partially offset by the impact of higher interest-bearing deposits.

Interest expense on deposits decreased to $2.6 million for the first quarter of 2010 from $3.3 million for the 2009 period, due to decreases in the cost of those funds partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 1.02%, which was 44 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,045.2 million for the first quarter of 2010 compared to $911.8 million for the prior year period, reflecting the impact of the Company’s business development activities as well the purchase of funds from CDARS.

Interest expense on borrowings decreased to $1.5 million for the first quarter of 2010 from $1.9 million for the 2009 period, primarily due to lower balances and the impact of the changes in mix. Average borrowings decreased to $250.8 million for the first quarter of 2010 from $476.8 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. The rates paid on all categories of borrowings, except on subordinated debt, were lower in the first quarter of 2010 compared with those in the 2009 period. However, because of the impact of the change in mix, the blended cost of borrowings increased to 2.39% from 1.64%.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 36), the provision for loan losses for the first quarter of 2010 was $6.0 million, compared to $6.2 million for the prior year period. Factors affecting the lower provision for the first quarter of 2010 included stable economic conditions during the quarter, a lower level of nonaccrual loans for the past three consecutive quarters, commencing with the second quarter of 2009 and changes in the mix of the components of the loan portfolio since December 31, 2009.

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

During 2010, the allowance for loan losses increased $0.1 million from $19.9 million at December 31, 2009 primarily due to increases in the allowance allocated to lease financing receivables ($0.4 million), real estate-residential mortgage ($0.1 million) and real estate- commercial mortgage ($0.1 million) partially offset by a reduction of $0.5 million in the allowance allocated to commercial and industrial loans. The allowance allocated to lease financing receivables increased primarily as a result of the continued elevated level of lease financing receivables charge-offs. The increase in the allowance allocated to residential mortgage loans was primarily the result of the higher levels of nonaccrual residential real estate loans. The increase in the allowance allocated to commercial mortgage loans was principally the result of increased commercial real estate loan charge-offs. The reduction of the allowance allocated to commercial and industrial loans was primarily the result of the lower level of charge-offs in the first quarter of 2010 compared to the fourth quarter of 2009.

Noninterest Income

Noninterest income increased to $11.1 million for the first quarter of 2010 from $10.8 million in the 2009 period. The increase principally resulted from the benefit derived from increased accounts receivable management/factoring commissions and other fees which was partially offset by lower securities gains and mortgage banking income. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009.

Noninterest Expenses

Noninterest expenses for the first quarter of 2010 increased $1.3 million when compared to the 2009 period. The increase was due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009 and higher benefit, advertising and deposit insurance costs. Partially offsetting those increases was a reduction in incentive compensation expense.

The increase in benefit costs was primarily due to higher expenses for pension, medical and life insurance. Advertising expenses increased to support the Company’s marketing and business development activities. The increase in deposit insurance cost was due to an increase in the FDIC insurance rate as well as increase in deposit balances.

The FDIC implemented a final rule on November 17, 2009 requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The bank’s original prepaid amount to the FDIC was $8.3 million.

In April 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee (“TAG”) component of the Temporary Liquidity Guarantee Program. The TAG program provides full coverage for non-interest bearing transaction deposit accounts, certain negotiable order of withdrawal (“NOW”) accounts and Interest on Lawyers Trust accounts. Under the interim rule, the TAG program will be extended from June 30, 2010 to December 31, 2010. The TAG program may be extended an additional year beyond December 31, 2010 without additional rule making, provided the FDIC announces the extension before October 29, 2010. Beginning July 1, 2010, the maximum interest rate for qualifying as a NOW account under the TAG program will be 0.25%, down from 0.50%. The existing fee structure under the TAG program will not change; however, participants in the extended TAG program will be required to report deposit accounts subject to the TAG on an average daily balance basis, rather than the end of quarter basis as is currently the case. Current participants in the TAG program have a one-time, irrevocable opportunity to opt out of the TAG extension by notifying the FDIC by April 30, 2010. The Company has decided not opted out of the TAG extension.

The reduction in incentive compensation expenses was based on the current estimate of anticipated payout.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2010 decreased to $1.1 million, reflecting an effective tax rate of 30.0%, compared with $2.3 million for the first quarter of 2009 reflecting an effective tax rate of 39.0%. The decrease was primarily due to the lower level of pre-tax income in the 2010 period. Contributing to the lower rate was the impact of the lower level of taxable income, which caused the Company to be in the alternative tax category for New York City and New York State in 2010 versus being a regular tax payer in 2009.

BALANCE SHEET ANALYSIS

Securities

At March 31, 2010, the Company’s portfolio of securities totaled $762.7 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $536.5 million which is approximately 70.3% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $9.1 million and $0.8 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included gross unrealized gains of $2.9 million and gross unrealized losses of $1.6 million. As of March 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table on page 17 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $56.8 million of securities with a weighted average life of approximately 2.2 years during the first three months of 2010 and approximately $94.2 million of securities with a weighted average life of approximately 4 years in the same period of 2009. The Company reinvested a significant portion of the proceeds in securities with an average life of less than two years.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield

March 31, 2010	AFS	HTM	AFS	HTM

Mortgage-backed securities	4.2 Years	3.1 Years	3.89%	4.55%
Agency notes (with original call dates ranging between 3 and 36 months)	3.8 Years	7.7 Years	2.53%	4.80%

Corporate debt securities	0.7 Years	—	3.55%	—
Obligations of state and political subdivisions-New York Bank Qualified	5.4 Years	11.0 Years	5.34%[1]	5.91%[1]

[1]	tax equivalent

The following table sets forth the composition of the Company’s investment securities by type, with related values:

	March 31, 2010		December 31, 2009

	Balances	% of Total	Balances	% of Total

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities CMO’s (Federal National Mortgage Association)	$13,264	1.74%	$13,740	1.86%
CMO’s (Federal Home Loan Mortgage Corporation)	21,336	2.80	22,698	3.08
CMO’s (Government National Mortgage Association)	28,393	3.72	9,048	1.23
Federal National Mortgage Association	112,544	14.76	125,673	17.05
Federal Home Loan Mortgage Corporation	57,316	7.51	71,715	9.73
Government National Mortgage Association	9,627	1.26	13,146	1.78

Total mortgage-backed securities	242,480	31.79	256,020	34.73
Agency Notes

Federal National Mortgage Association	117,585	15.42	116,603	15.82
Federal Home Loan Bank	96,624	12.67	102,799	13.95
Federal Farm Credit Bank	15,041	1.97	29,418	3.99
Federal Home Loan Mortgage Corporation	64,813	8.50	14,899	2.02

Total obligations of U.S. government corporations and government sponsored enterprises	536,543	70.35	519,739	70.51

Obligations of state and political institutions-New York Bank Qualified	98,810	12.95	83,337	11.31
Single-issuer, trust preferred securities	3,653	0.48	4,483	0.61
Corporate debt securities	113,393	14.87	129,200	17.53
Other securities	10,045	1.32	56	0.01

Total marketable securities	762,444	99.97	736,815	99.97
Debt securities issued by foreign governments	250	0.03	250	0.03

Total	$762,694	100.00%	$737,065	100.00%

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

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 62% of all loans. Loans in this category are typically made to small- and medium-sized businesses and range between $250,000 and $15 million. The Company’s real estate mortgage portfolio, which represents approximately 22% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 15% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31,

	2010		2009

	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$605,029	49.76%	$512,118	42.57%
Lease financing receivables	179,407	14.76	246,052	20.45
Factored receivables	151,054	12.42	89,255	7.42
Real estate - residential mortgage	148,338	12.20	190,267	15.81
Real estate - commercial mortgage	96,670	7.95	95,726	7.96
Real estate - construction and land development	22,386	1.84	25,670	2.13
Loans to individuals	13,043	1.07	19,043	1.58
Loans to depository institutions	—	—	25,000	2.08

Loans, net of unearned discounts	$1,215,927	100.00%	$1,203,131	100.00%

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company’s portfolio of loans may increase. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depend on current and future economic conditions, the financial condition of borrowers, the realization of collateral and the credit management process.

During the first three months of 2010, conditions across many segments of the economy began to stabilize. As a result nonaccrual loans decreased $0.7 million during the first three months of 2010 compared to December 31, 2009 (primarily reflecting a $0.7 million decrease in nonaccrual lease financing receivables), and charge-offs for the first three months of 2010 were $1.2 million lower than those for the fourth quarter of 2009 (primarily reflecting a $1.2 million decrease in charge-offs for commercial and industrial loans). Nevertheless, worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	March 31,

	2010	2009

Gross loans	$1,239,037	$1,238,131

Nonaccrual loans
Commercial and industrial	$4,052	$1,390

Lease financing receivables	11,298	11,480
Factored receivables	—	—

Real estate-residential mortgage	1,889	3,297
Real estate-commercial mortgage	—	—

Real estate-construction and land development	—	—
Loans to individuals	—	21

Total nonaccrual loans	17,239	16,188
Other real estate owned	874	1,423

Total non-performing assets	$18,113	$17,611

Loans past due 90 days or more and still accruing	$3,668	$768

At March 31, 2010, commercial and industrial nonaccruals represented 0.67% of commercial and industrial loans. There were 34 loans made to small business borrowers located in 3 states with balances ranging between approximately $6.8 thousand and $1.3 million.

At March 31, 2010, lease financing nonaccruals represented 6.30% of lease financing receivables. The lessees of the equipment are located in 38 states. There were 245 leases ranging between approximately $0.1 thousand and $360.2 thousand, 219 of which were under $100 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At March 31, 2010, residential real estate nonaccruals represented 1.48% of residential real estate loans held in portfolio. There were 13 loans ranging between approximately $7.5 thousand and $361.1 thousand secured by properties located in 8 states.

At March 31, 2010, other real estate owned consisted of 5 properties with values between approximately $28.1 thousand and $469.1 thousand located in 4 states.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews; the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process and peer group comparisons. The impact of this other data might result in an allowance greater than that indicated by the evaluation process previously described. The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio. The allowance, in the judgment of management, is necessary to serve for estimated loan losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided by the “ Interagency Policy Statement on the Allowance for Loan and Lease losses” issued by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, The Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of Thrift Supervision in December 2006 and includes an allowance allocation calculated in accordance with the U.S. GAAP guidance on loans with deteriorated credit quality in FASB Codification Topic 310: Receivables. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations specific credit risks, loan loss experience, current loan portfolio quality, and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that in management’s judgment, should be charged off. In addition, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described in the immediately preceding paragraph could also result in future additions to the allowance. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

At March 31, 2010, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.67% and the allowance was $19,963 thousand. At such date, the Company’s nonaccrual loans amounted to $17,239 thousand. Loans 90 days past due and still accruing amounted to $3.7 million. At March 31, 2010, loans judged to be impaired under U.S. GAAP guidance on receivables, amounted to $5.4 million and had a valuation allowance totaling $691 thousand, which is included within the overall allowance for loan losses. Included in the impaired loans are $3.8 million in accruing impaired restructured loans as defined by U.S. GAAP guidance on receivables, with allowances for loan impairment of $562 thousand. Based on the foregoing, as well as management’s judgment as to the current risk in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of March 31, 2010. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first three months of 2010. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $2.4 million both at March 31, 2010 and March 31, 2009, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended March 31,

	2010	2009

Average loans held in portfolio, net of unearned discounts, during period	$1,132,255	$1,127,728

Allowance for loan losses:
Balance at beginning of period	$19,872	$16,010

Charge-offs:
Commercial and industrial	871	359
Lease financing receivables	4,983	4,544
Factored receivables	151	167
Real estate - residential mortgage	65	—
Real estate - commercial mortgage	129	—
Real estate - construction and land development	—	—
Loans to individuals	—	—

Total charge-offs	6,199	5,070

Recoveries:
Commercial and industrial	215	11
Lease financing receivables	105	44
Factored receivables	9	18
Real estate - residential mortgage	—	—
Real estate - commercial mortgage	—	—
Real estate - construction and land development	—	—
Loans to individuals	—	—

Total recoveries	329	73

Subtract:
Net charge-offs	5,870	4,997

Provision for loan losses	6,000	6,200

Less losses on transfers to other real estate owned	39	55

Balance at end of period	$19,963	$17,158

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	2.07%	1.77%

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

	March 31, 2010		December 31, 2009

	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$5,594	50.63%	$6,082	49.01%
Loans to depository institutions	—	—	—	1.67
Lease financing receivables	10,684	15.01	10,249	16.32
Factored receivables	919	12.64	971	11.70
Real estate - residential mortgage	1,766	10.67	1,646	10.43
Real estate - commercial mortgage	625	8.09	560	7.75
Real estate - construction and land development	147	1.87	149	2.03
Loans to individuals	85	1.09	80	1.09
Unallocated	143	—	135	—

Total	$19,963	100.00%	$19,872	100.00%

During 2010, the allowance for loan losses increased $0.1 million from $19.9 million at December 31, 2009 primarily due to increases in the allowance allocated to lease financing receivables($0.4 million), real estate - residential mortgage($0.1 million) and real estate - commercial mortgage($0.1 million) partially offset by a reduction of $0.5 million in the allowance allocated to commercial and industrial loans. The allowance allocated to lease financing receivables increased primarily as a result of the continued elevated level of lease financing receivables charge-offs. The increase in the allowance allocated to residential mortgage loans was primarily the result of the higher levels of nonaccrual residential real estate loans. The increase in the allowance allocated to commercial mortgage loans was principally the result of increased commercial real estate loan charge-offs. The reduction of the allowance allocated to commercial and industrial loans was primarily the result of the lower level of charge-offs in the first quarter of 2010 compared to the fourth quarter of 2009.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2010		2009

	Balances	% of Total	Balances	% of Total

Domestic
Demand	$509,453	31.56	$457,277	33.99%
NOW	221,797	13.74	201,509	14.98
Savings	18,832	1.17	18,837	1.40
Money market	322,059	19.95	345,497	25.68
Time deposits	541,321	33.54	321,785	23.91

Total domestic deposits	1,613,462	99.96	1,344,905	99.96
Foreign
Time deposits	580	0.04	578	0.04

Total deposits	$1,614,042	100.00%	$1,345,483	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 43.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 45. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”. Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2010, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The bank regulatory agencies have encouraged banking organizations, including healthy, well run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, current economic conditions, the global financial crisis and the likelihood, as described in the 2009 Form 10-K, of increased formal capital requirements for banking organizations. In light of the foregoing, the Company and the bank expect that they will maintain capital ratios substantially in excess of these ratios.

During the first quarter 2010, we completed an underwritten public offering of 8,625,000 shares of our common shares at an offering price of $8.00 per share, which resulted in net proceeds of $64.9 million after underwriting discounts and expenses. The proceeds from the issuance of shares are to be used for general corporate purposes which may include the financing of possible acquisitions of complementary businesses or assets, including in FDIC-assisted transactions, the extension of credit to, or the funding of the  investments in, our subsidiaries, or the possible repurchase of our Series A Preferred Shares, separately or together with the warrant for 516,817 shares of our Common Shares held by the U.S. Treasury, subject to the receipt of any required regulatory approval.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

For information regarding recently issued accounting pronouncement and its expected impact on the Company’s consolidated financial statements, see Note 11 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements and we make no commitment to update or revise forward-looking statements in order to reflect new information, subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and laws and regulations concerning taxes, banking and securities with which the Company must comply; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2009; and other risks and uncertainties detailed from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended March 31,
(Unaudited)

	2010			2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$43,365	$19	0.17%	$11,980	$10	0.35%

Securities available for sale	292,343	2,734	3.74	418,378	5,255	5.03
Securities held to maturity	312,199	3,716	4.76	297,558	3,523	4.74
Securities tax-exempt [2]	91,655	1,408	6.15	24,162	352	5.83

Total investment securities	696,197	7,858	4.52	740,098	9,130	4.94
FRB and FHLB stock [2]	8,467	122	5.74	9,953	20	0.82
Loans, net of unearned discounts [3]	1,159,100	16,511	5.98	1,161,171	17,552	6.19

TOTAL INTEREST-EARNING ASSETS	1,907,129	24,510	5.28%	1,923,202	26,712	5.63%

Cash and due from banks	35,588			32,423
Allowance for loan losses	(22,158)			(16,890)
Goodwill	22,901			22,901
Other assets	126,988			113,588

TOTAL ASSETS	$2,070,448			$2,075,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,454	3	0.07%	$18,217	6	0.14%
NOW	249,671	225	0.37	227,027	168	0.30
Money market	324,458	737	0.92	338,134	951	1.14
Time	452,065	1,673	1.50	327,815	2,164	2.68
Foreign
Time	580	2	1.09	578	2	1.09

Total interest-bearing deposits	1,045,228	2,640	1.02	911,771	3,291	1.46

Borrowings
Securities sold under agreements to repurchase - customers	50,525	61	0.49	74,700	115	0.63
Federal funds purchased	11,200	4	0.14	57,507	34	0.23
Commercial paper	16,404	13	0.31	11,877	23	0.78
Short-term borrowings - FHLB	—	—	—	13,833	11	0.31
Short-term borrowings - FRB	15,000	9	0.25	141,611	99	0.28
Short-term borrowings - other	2,233	—	—	1,454	1	0.17
Long-term borrowings - FHLB	129,681	871	2.72	150,000	1,122	3.03
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38

Total borrowings	250,817	1,481	2.39	476,756	1,928	1.64

TOTAL INTEREST-BEARING LIABILITIES	1,296,045	4,121	1.29%	1,388,527	5,219	1.52%

Noninterest-bearing deposits	468,676			416,180
Other liabilities	134,478			112,984

Total liabilities	1,899,199			1,917,691

Shareholders’ equity	171,249			157,533

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,070,448			$2,075,224

Net interest income/spread		20,389	3.99%		21,493	4.11%

Net yield on interest-earning assets (margin)			4.37%			4.50%

Less: Tax equivalent adjustment		494			127

Net interest income		$19,895			$21,366

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended March 31, 2010 to March 31, 2009

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$16	$(7)	$9

Securities available for sale	(1,362)	(1,159)	(2,521)
Securities held to maturity	177	16	193
Securities tax-exempt	1,036	20	1,056

Total investment securities	(149)	(1,123)	(1,272)

FRB and FHLB stock	(3)	105	102

Loans, net of unearned discounts [3]	(53)	(988)	(1,041)

TOTAL INTEREST INCOME	$(189)	$(2,013)	$(2,202)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(3)	$(3)
NOW	17	40	57
Money market	(37)	(177)	(214)
Time	655	(1,146)	(491)
Foreign
Time	—	—	—

Total interest-bearing deposits	635	(1,286)	(651)

Borrowings
Securities sold under agreements to repurchase - customers	(32)	(22)	(54)
Federal funds purchased	(20)	(10)	(30)
Commercial paper	7	(17)	(10)
Short-term borrowings - FHLB	(11)	—	(11)
Short-term borrowings - FRB	(81)	(9)	(90)
Short-term borrowings - other	—	(1)	(1)
Long-term borrowings - FHLB	(143)	(108)	(251)
Long-term borrowings - sub debt	—	—	—

Total borrowings	(280)	(167)	(447)

TOTAL INTEREST EXPENSE	$355	$(1,453)	$(1,098)

NET INTEREST INCOME	$(544)	$(560)	$(1,104)

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for short-term borrowings-FHLB has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets):
The Company	$259,393	16.98%	$122,223	8.00%	$152,779	10.00%
The bank	197,015	13.02	121,054	8.00	151,318	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	240,283	15.73	61,111	4.00	91,667	6.00
The bank	178,085	11.77	60,527	4.00	90,791	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	240,283	11.74	81,880	4.00	102,350	5.00
The bank	178,085	8.78	81,134	4.00	101,418	5.00

As of December 31, 2009

Total Capital(to Risk-Weighted Assets):
The Company	$193,760	12.75%	$121,606	8.00%	$152,007	10.00%
The bank	169,353	11.25	120,378	8.00	150,473	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	174,746	11.50	60,803	4.00	91,204	6.00
The bank	150,529	10.00	60,189	4.00	90,284	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	174,746	8.06	86,757	4.00	108,447	5.00
The bank	150,529	6.97	86,385	4.00	107,981	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2010, presented on page 50, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of March 31, 2010, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2009, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.6% ($2.7 million) and a 4.9% ($5.1 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.3% ($1.3 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2009 was considered to be remote given then-current interest rate levels. As of March 31, 2010, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.7% ($2.9 million ) and a 4.9% ($5.3 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.8% ($1.9 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2010 was considered to be remote given then-current interest rate levels.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to adversely affect the Company’s results in 2010.

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

At March 31, 2010, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $15.8 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $93.4 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2010:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$145,774	$30,000	$40,000	$30,000	$45,774
Operating Leases	49,035	4,511	8,896	8,910	26,718

Total Contractual Cash Obligations	$194,809	$34,511	$48,896	$38,910	$72,492

(1)	Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2010:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$31,827	$31,827	$—	$—	$—
Commercial Loans	16,910	30	9,946	—	6, 934

Total Loans	48,737	31,857	9,946	—	6,934
Standby Letters of Credit	25,363	24,110	1,253	—	—
Other Commercial Commitments	50,069	49,691	—	—	378

Total Commercial Commitments	$124,169	$105,658	$11,199	$—	$7,312

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$46,657	$—	$—	$—	$—	$—	$46,657
Investment securities	80,016	59,921	199,386	111,932	311,439	—	762,694
Commercial and industrial loans	471,223	25,636	36,945	72,242	—	(1,017)	605,029
Lease financing receivables	1,623	11,594	185,176	2,855	—	(21,841)	179,407
Factored receivables	151,306	—	—	—	—	(252)	151,054
Real estate-residential mortgage	21,686	41,733	8,931	12,575	63,413	—	148,338
Real estate-commercial mortgage	9,873	35,755	14,636	36,406	—	—	96,670
Real estate-construction and land development	—	—	22,386	—	—	—	22,386
Loans to individuals	2,350	2,305	6,669	1,719	—	—	13,043
Loans to depository institutions	—	—	—	—	—	—	—
Noninterest-earning assets & allowance for loan losses	—	—	—	—	—	169,036	169,036

Total Assets	784,734	176,944	474,129	237,729	374,852	145,926	2,194,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	18,832	—	—	—	18,832
NOW [1]	—	—	221,797	—	—	—	221,797
Money market [1]	283,308	—	38,751	—	—	—	322,059
Time - domestic	300,442	189,333	51,546	—	—	—	541,321
- foreign	185	395	—	—	—	—	580
Securities sold under agreement to repurchase - customer	21,060	—	—	—	—	—	21,060
Federal funds purchased	—	—	—	—	—	—	—
Commercial paper	15,797	50	—	—	—	—	15,847
Short-term borrowings - FHLB	—	—	—	—	—	—	—
Short-term borrowings - FRB	—	—	—	—	—	—	—
Short-term borrowings - other	3,290	—	—	—	—	—	3,290
Long-term borrowings - FHLB	—	10,000	90,000	20,000	—	—	120,000
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	—	903,754	903,754

Total Liabilities and Shareholders’ Equity	624,082	199,778	420,926	20,000	25,774	903,754	2,194,314

Net Interest Rate Sensitivity Gap	$160,652	$(22,834)	$53,203	$217,729	$349,078	$(757,828)	$—

Cumulative Gap March 31, 2010	$160,652	$137,818	$191,021	$408,750	$757,828	$—	$—

Cumulative Gap March 31, 2009 [2]	$6,977	$(119,795)	$(38,100)	$146,441	$528,088	$—	$—

Cumulative Gap December 31, 2009 [2]	$215,345	$223,572	$238,762	$348,921	$707,012	$—	$—

[1]

Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.

[2]	Certain reclassifications have been made to conform to the current presentation.

ITEM 4.	CONTROLS AND PROCEDURES

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the first quarter of 2010. At March 31, 2010, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

STERLING BANCORP

(Registrant)

Date:	5/7/10	/s/ Louis J. Cappelli

Louis J. Cappelli
Chairman and Chief Executive Officer

Date:	5/7/10	/s/ John W. Tietjen

John W. Tietjen
Executive Vice President and Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	55

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	56

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	57

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	58

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	59