Form 10-Q
period 2010-06-30
STERLING BANCORP
filed 2010-08-06
CIK 93451

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________________

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

As of July 31, 2010 there were 26,840,763 shares of common stock, $1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	June 30, 2010	December 31, 2009

ASSETS
Cash and due from banks	$32,511	$24,911
Interest-bearing deposits with other banks	12,428	36,958

Securities available for sale (at estimated fair value; pledged: $141,099 in 2010 and $150,034 in 2009)	478,647	346,526
Securities held to maturity (pledged: $187,515 in 2010 and $278,598 in 2009) (estimated fair value: $351,007 in 2010 and $396,150 in 2009)	340,432	390,539

Total investment securities	819,079	737,065

Loans held for sale	41,053	33,889

Loans held in portfolio, net of unearned discounts	1,237,270	1,195,415
Less allowance for loan losses	20,512	19,872

Loans, net	1,216,758	1,175,543

Federal Reserve and Federal Home Loan Bank stock, at cost	8,497	8,482
Customers’ liability under acceptances	0	27
Goodwill	22,901	22,901
Premises and equipment, net	14,451	9,658
Other real estate	761	1,385
Accrued interest receivable	10,110	9,001
Cash surrender value of life insurance policies	50,166	49,009
Other assets	55,593	56,780

	$2,284,308	$2,165,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$525,242	$546,337
Savings, NOW and money market deposits	526,701	592,015
Time deposits	589,531	442,315

Total deposits	1,641,474	1,580,667

Securities sold under agreements to repurchase - customers	21,071	21,048
Securities sold under agreements to repurchase - dealers	39,893	0
Federal funds purchased	10,000	41,000
Commercial paper	11,061	17,297
Short-term borrowings - FRB	0	50,000
Short-term borrowings - other	46,779	2,509
Long-term borrowings - FHLB	124,882	130,000
Long-term borrowings - subordinated debentures	25,774	25,774

Total borrowings	279,460	287,628

Acceptances outstanding	0	27
Accrued interest payable	1,622	1,291
Due to factored clients	77,918	82,401
Accrued expenses and other liabilities	54,559	51,645

Total liabilities	2,055,033	2,003,659

Shareholders’ equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 shares, respectively	40,343	40,113
Common stock, $1 par value. Authorized 50,000,000 shares; issued 31,138,545 and 22,226,425 shares, respectively	31,139	22,227
Warrants to purchase common stock	2,615	2,615
Capital surplus	236,298	178,734
Retained earnings	16,048	15,828
Accumulated other comprehensive loss	(10,612)	(12,399)
Common shares in treasury at cost, 4,297,782 and 4,119,934 shares, respectively	(86,556)	(85,168)

Total shareholders’ equity	229,275	161,950

	$2,284,308	$2,165,609

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

INTEREST INCOME
Loans	$17,121	$18,264	$33,632	$35,816
Investment securities
Available for sale	3,377	4,159	6,330	9,629
Held to maturity	3,890	3,594	8,302	7,128
FRB and FHLB stock	63	177	184	196
Deposits with other banks	24	9	43	19

Total interest income	24,475	26,203	48,491	52,788

INTEREST EXPENSE
Deposits
Savings, NOW and money market	825	943	1,790	2,068
Time	1,637	2,049	3,312	4,215
Securities sold under agreements to repurchase - customers	65	88	126	203
Securities sold under agreements to repurchase - dealers	5	0	5	0
Federal funds purchased	19	7	23	41
Commercial paper	9	17	22	40
Short-term borrowings - FHLB	0	0	0	11
Short-term borrowings - FRB	0	126	9	225
Short-term borrowings - other	4	0	4	1
Long-term borrowings - FHLB	849	1,134	1,720	2,256
Long-term borrowings - subordinated debentures	524	524	1,047	1,047

Total interest expense	3,937	4,888	8,058	10,107

Net interest income	20,538	21,315	40,433	42,681

Provision for loan losses	5,500	6,800	11,500	13,000

Net interest income after provision for loan losses	15,038	14,515	28,933	29,681

Total noninterest income	11,361	10,797	22,463	21,601

Total noninterest expenses	22,139	24,143	43,475	44,195

Income before income taxes	4,260	1,169	7,921	7,087

Provision for income taxes	1,278	394	2,376	2,700

Net income	2,982	775	5,545	4,387
Dividends on preferred shares and accretion	644	637	1,280	1,479

Net income available to common shareholders	$2,338	$138	$4,265	$2,908

Average number of common shares outstanding
Basic	25,752,172	18,106,491	22,479,292	18,103,014
Diluted	25,752,172	18,150,721	22,484,177	18,222,941

Net income available to common shareholders, per average common share
Basic	$0.09	$0.01	$0.19	$0.16
Diluted	0.09	0.01	0.19	0.16

Dividends per common share	0.09	0.19	0.18	0.38

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net Income	$2,982	$775	$5,545	$4,387

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities and other investments arising during the year	946	1,667	2,160	1,688

Reclassification adjustment for gains included in net income	(408)	(478)	(1,228)	(2,152)

Reclassification adjustment for amortization of:
Prior service cost	9	9	18	18
Net actuarial losses	424	518	837	872

Other comprehensive income	971	1,716	1,787	426

Comprehensive income	$3,953	$2,491	$7,332	$4,813

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2010	2009

Preferred Stock
Balance at January 1,	$40,113	$39,440
Discount accretion	230	429

Balance at June 30,	$40,343	$39,869

Common Stock
Balance at January 1,	$22,227	$22,203
Common shares issued	8,625	0
Restricted shares issued	84	0
Common shares issued under stock incentive plan	203	24

Balance at June 30,	$31,139	$22,227

Warrants to Purchase Common Stock
Balance at January 1, and June 30,	$2,615	$2,615

Capital Surplus
Balance at January 1,	$178,734	$178,417
Common shares issued	56,256	0
Restricted shares issued	(84)	0
Common shares issued under stock incentive plan and related tax benefits	1,274	185
Stock option compensation expense	118	66

Balance at June 30,	$236,298	$178,668

Retained Earnings
Balance at January 1,	$15,828	$19,088
Net income	5,545	4,387
Cash dividends paid - preferred shares	(1,050)	(828)
Cash dividends paid - common shares	(4,045)	(6,875)
Discount accretion on series A preferred stock	(230)	(429)

Balance at June 30,	$16,048	$15,343

Accumulated Other Comprehensive Loss
Balance at January 1,	$(12,399)	$(16,259)
Other comprehensive income, net of tax	1,787	426

Balance at June 30,	$(10,612)	$(15,833)

Treasury Stock
Balance at January 1,	$(85,168)	$(85,024)
Surrender of shares issued under stock incentive plan	(1,388)	(144)

Balance at June 30,	$(86,556)	$(85,168)

Total Shareholders’ Equity
Balance at January 1,	$161,950	$160,480
Net changes during the period	67,325	(2,759)

Balance at June 30,	$229,275	$157,721

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2010	2009

Operating Activities
Net Income	$5,545	$4,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	11,500	13,000
Depreciation and amortization of premises and equipment	1,171	1,178
Securities gains	(2,248)	(3,939)
Income from life insurance policies, net	(357)	(682)
Deferred income tax benefit	(1,266)	(2,062)
Proceeds from sale of loans	199,807	305,687
Gains on sales of loans, net	(3,184)	(4,644)
Originations of loans held for sale	(204,690)	(335,026)
Amortization of premiums on securities	2,379	772
Accretion of discounts on securities	(350)	(648)
(Increase) Decrease in accrued interest receivable	(1,109)	1,408
Increase (Decrease) in accrued interest payable	331	(165)
(Decrease) Increase in due to factored clients	(4,483)	14,914
Increase (Decrease) in accrued expenses and other liabilities	4,421	(4,256)
Decrease (Increase) in other assets	50	(2,408)
Gain on other real estate owned	(28)	(20)

Net cash provided by (used in) operating activities	7,489	(12,504)

Investing Activities
Purchase of premises and equipment	(5,964)	(515)
Net decrease in interest-bearing deposits with other banks	24,530	8,337
Net (increase) decrease in loans held in portfolio	(31,161)	58,256
Net increase in short-term factored receivables	(20,726)	(25,252)
Decrease in other real estate	728	721
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	32,908	38,272
Purchases of securities - held to maturity	(49,591)	(64,878)
Proceeds from calls of securities - held to maturity	66,880	0
Proceeds from calls/sales of securities - available for sale	266,800	223,019
Proceeds from prepayments, redemptions or maturities of securities - available for sale	113,116	66,642
Purchases of securities - available for sale	(510,083)	(165,101)
Proceeds from redemptions or maturities of securities - FHLB & FRB stock	945	3,375
Purchases of securities - FHLB & FRB stock	(960)	(53)
Cash paid in acquisition	0	(21,333)

Net cash (used in) provided by investing activities	(112,578)	121,490

Financing Activities
Net decrease in noninterest-bearing demand deposits	(21,095)	(23,959)
Net decrease in savings, NOW and money market deposits	(65,314)	(31,930)
Net increase in time deposits	147,216	2,732
Net decrease in Federal funds purchased	(31,000)	(44,000)
Net increase in securities sold under agreements to repurchase	39,916	10,795
Net decrease in commercial paper and other short-term borrowings	(11,966)	(12,068)
Decrease in long-term borrowings	(5,118)	0
Proceeds from exercise of stock options	263	131
Proceeds from issuance of common stock	64,882	0
Cash dividends paid on preferred stock	(1,050)	(828)
Cash dividends paid on common stock	(4,045)	(6,875)

Net cash provided by (used in) financing activities	112,689	(106,002)

Net increase in cash and due from banks	7,600	2,984
Cash and due from banks - beginning of period	24,911	31,832

Cash and due from banks - end of period	$32,511	$34,816

Supplemental disclosures:
Interest paid	$7,727	$10,272
Income taxes paid	3,129	5,746
Loans held for sale transferred to portfolio	904	0
Loans transferred to other real estate	76	262
Due from brokers on sales of securities - AFS	0	29,825
Due to brokers on purchases of securities - AFS	0	3,918
Due to brokers on purchases of securities - HTM	0	36,286

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended June 30, 2010 and 2009 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$2,684	$98	$0	$2,782
CMO’s (Federal Home Loan Mortgage Corporation)	1,191	37	0	1,228
CMO’s (Government National Mortgage Association)	23,189	518	0	23,707
Federal National Mortgage Association	7,603	380	0	7,983
Federal Home Loan Mortgage Corporation	257	30	0	287
Government National Mortgage Association	2,295	275	0	2,570

Total mortgage-backed securities	37,219	1,338	0	38,557

Agency Notes
Federal National Mortgage Association	55,000	223	0	55,223
Federal Home Loan Bank	40,000	174	0	40,174
Federal Home Loan Mortgage Corporation	79,981	617	0	80,598
Federal Farm Credit Bank	10,000	63	0	10,063

Total obligations of U.S. government corporations and government sponsored enterprises	222,200	2,415	0	224,615

Obligations of state and political institutions-New York Bank Qualified	22,667	1,200	0	23,867
Single-issuer, trust preferred securities	3,878	20	224	3,674
Corporate debt securities	227,224	157	947	226,434
Other securities	44	13	0	57

Total	$476,013	$3,805	$1,171	$478,647

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$2,882	$0	$5	$2,877
CMO’s (Federal Home Loan Mortgage Corporation)	5,563	171	0	5,734
CMO’s (Government National Mortgage Association)	9,181	0	133	9,048
Federal National Mortgage Association	21,055	868	71	21,852
Federal Home Loan Mortgage Corporation	10,321	299	0	10,620
Government National Mortgage Association	6,807	351	1	7,157

Total mortgage-backed securities	55,809	1,689	210	57,288

Agency Notes
Federal National Mortgage Association	20,291	0	835	19,456
Federal Home Loan Bank	83,983	6	1,039	82,950
Federal Home Loan Mortgage Corporation	4,995	0	96	4,899
Federal Farm Credit Bank	24,999	0	669	24,330

Total obligations of U.S. government corporations and government sponsored enterprises	190,077	1,695	2,849	188,923

Obligations of state and political institutions-New York Bank Qualified	22,820	1,061	17	23,864
Single-issuer, trust preferred securities	4,878	0	395	4,483
Corporate debt securities	127,900	1,382	82	129,200
Other securities	44	12	0	56

Total	$345,719	$4,150	$3,343	$346,526

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

June 30, 2010	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$9,790	$298	$15	$10,073
CMO’s (Federal Home Loan Mortgage Corporation)	15,033	512	48	15,497
Federal National Mortgage Association	85,811	4,905	3	90,713
Federal Home Loan Mortgage Corporation	50,005	2,465	0	52,470
Government National Mortgage Association	5,484	633	0	6,117

Total mortgage-backed securities	166,123	8,813	66	174,870

Agency Notes
Federal National Mortgage Association	57,777	368	0	58,145
Federal Home Loan Bank	7,390	112	0	7,502
Federal Farm Credit Bank	5,083	29	0	5,112

Total obligations of U.S. government corporations and government sponsored enterprises	236,373	9,322	66	245,629
Obligations of state and political institutions-New York Bank Qualified	104,059	1,690	371	105,378

Total	$340,432	$11,012	$437	$351,007

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2009	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$10,863	$339	$0	$11,202
CMO’s (Federal Home Loan Mortgage Corporation)	16,964	573	0	17,537
Federal National Mortgage Association	103,821	4,329	2	108,148
Federal Home Loan Mortgage Corporation	61,095	2,005	0	63,100
Government National Mortgage Association	5,989	501	0	6,490

Total mortgage-backed securities	198,732	7,747	2	206,477

Agency Notes
Federal National Mortgage Association	97,147	14	1,742	95,419
Federal Home Loan Bank	19,849	0	474	19,375
Federal Home Loan Mortgage Corporation	10,000	0	218	9,782
Federal Farm Credit Bank	5,088	0	94	4,994

Total obligations of U.S. government corporations and government sponsored enterprises	330,816	7,761	2,530	336,047

Obligations of state and political institutions-New York Bank Qualified	59,473	737	357	59,853
Debt securities issued by foreign governments	250	0	0	250

Total	$390,539	$8,498	$2,887	$396,150

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Single-issuer, trust preferred securities	$754	$8	$1,920	$216	$2,674	$224
Corporate debt securities	165,069	947	0	0	165,069	947

Total	$165,823	$955	$1,920	$216	$167,743	$1,171

December 31, 2009

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$2,877	$5	$0	$0	$2,877	$5
CMO’s (Government National Mortgage Association)	4,926	91	4,122	42	9,048	133
Federal National Mortgage Association	2,057	71	0	0	2,057	71
Government National Mortgage Association	0	0	123	1	123	1

Total mortgage-backed securities	9,860	167	4,245	43	14,105	210

Agency Notes
Federal National Mortgage Association	19,456	835	0	0	19,456	835
Federal Home Loan Bank	68,231	751	9,713	288	77,944	1,039
Federal Home Loan Mortgage Corporation	4,899	96	0	0	4,899	96
Federal Farm Credit Bank	24,330	669	0	0	24,330	669

Total obligations of U.S. government corporations and government sponsored enterprises	126,776	2,518	13,958	331	140,734	2,849

Obligations of state and political institutions-New York Bank Qualified	872	17	0	0	872	17
Single-issuer, trust preferred securities	0	0	3,540	395	3,540	395
Corporate debt securities	23,575	82	0	0	23,575	82

Total	$151,223	$2,617	$17,498	$726	$168,721	$3,343

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises -
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$1,452	$15	$0	$0	$1,452	$15
CMO’s (Federal Home Loan Mortgage Corporation)	4,273	48	0	0	4,273	48
Federal National Mortgage Association	0	0	334	3	334	3

Total obligations of U.S. government corporations and government sponsored enterprises -
mortgage-backed securities	5,725	63	334	3	6,059	66
Obligations of state and political institutions-New York Bank Qualified	15,913	371	0	0	15,913	371

Total	$21,638	$434	$334	$3	$21,972	$437

December 31, 2009

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
Federal National Mortgage Association	$0	$0	$459	$2	$459	$2

Total mortgage-backed securities	0	0	459	2	459	2

Agency Notes
Federal National Mortgage Association	86,027	1,742	0	0	86,027	1,742
Federal Home Loan Bank	19,375	474	0	0	19,375	474
Federal Home Loan Mortgage Corporation	9,782	218	0	0	9,782	218
Federal Farm Credit Bank	4,994	94	0	0	4,994	94

Total obligations of U.S. government corporations and government sponsored enterprises	120,178	2,528	459	2	120,637	2,530
Obligations of state and political institutions-New York Bank Qualified	16,478	357	0	0	16,478	357

Total	$136,656	$2,885	$459	$2	$137,115	$2,887

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

At June 30, 2010, approximately $108.7 million, representing approximately 13.3%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (6 issuers), corporate debt (21 issuers) and equity securities (8 issuers). These investments may pose a higher risk of future impairment charges as result of a possible further deterioration of the U.S. economy. Many of the single-issuer trust preferred securities held by the Company are financial institutions participating in the U.S. Treasury’s TARP Capital Purchase Program (“CPP”). It is possible that these financial institutions may elect to defer future interest payments on such securities based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections could result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At June 30, 2010, the Company held 53 debt securities positions issued by commercial and industrial enterprises, in the available for sale portfolio, all of which are paying in accordance with their terms and have no deferrals of interest or principal. All of these debt securities mature within the next 18 months. Management performs an initial credit review prior to purchasing these securities and monitors their performance on a quarterly basis. Based upon management’s review of the issuers, their performance record for paying all principal and interest when due and the relatively short-term maturity of each issue, the unrealized losses are deemed to be temporary.

At June 30, 2010, the Company held 6 securities positions of single-issuer, trust preferred securities and 21 security positions of corporate debt securities issued by financial institutions, in the available for sale portfolio, all of which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a periodic basis, including a review of each issuer’s most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s second quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at June 30, 2010:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes	NA	$980	$1,000	$20

NPB Capital Trust II, 7.85%, due 9/30/2032	Yes	NA	126	116	(10)

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	22	22	0

HSBC Finance, 6.875%, due 1/30/2033,	No	A	740	732	(8)
owned by HSBC Group, PLC	No

Citigroup Capital VII, 7.125%, due 7/31/2031	Yes *	BB-	1,508	1,347	(161)

Fleet Capital Trust VIII, 7.20%, due 3/15/2032,	No	BB	502	457	(45)
owned by Bank of America Corporation	Yes *

			$3,878	$3,674	$(204)

* TARP obligation was repaid prior to June 30, 2010.

At June 30, 2010, the Company held 1 mortgage-backed debt security, in the held to maturity portfolio, that was in an unrealized loss position for more than 12 months. This security was an obligation of U.S. government corporations or government sponsored enterprises which guarantee principal and interest payments. Management has concluded that the unrealized loss is due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that it has the intent to hold this security until maturity and it is not more likely than not that the Company would be required to sell before anticipated recovery. As a result, the unrealized loss is deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at June 30, 2010, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$2,684	$2,782
CMO’s (Federal Home Loan Mortgage Corporation)	1,191	1,228
CMO’s (Government National Mortgage Association)	23,189	23,707
Federal National Mortgage Association	7,603	7,983
Federal Home Loan Mortgage Corporation	257	287
Government National Mortgage Association	2,295	2,570

Total mortgage-backed securities	37,219	38,557

Agency Notes
Federal National Mortgage Association
Due after 1 year but within 5 years	50,000	50,200
Due after 5 years but within 10 years	5,000	5,023
Federal Home Loan Bank
Due after 1 year but within 5 years	25,000	25,033
Due after 5 years but within 10 years	15,000	15,141
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	30,000	30,184
Due after 5 years but within 10 years	49,981	50,414
Federal Farm Credit Bank
Due after 10 years	10,000	10,063

Total obligations of U.S. government corporations and government sponsored enterprises	222,200	224,615

Obligations of state and political institutions - New York Bank Qualified
Due within 1 year	1,144	1,166
Due after 1 year but within 5 years	11,761	12,484
Due after 5 years but within 10 years	4,978	5,316
Due after 10 years	4,784	4,901

Total obligations of state and political institutions-New York Bank Qualified	22,667	23,867

Single-issuer, trust preferred securities
Due after 10 years	3,878	3,674

Corporate debt securities
Due within 6 months	67,431	67,373
Due after 6 months but within 1 year	120,534	119,980
Due after 1 year but within 2 years	39,259	39,081

Total corporate debt securities	227,224	226,434

Other securities	44	57

Total	$476,013	$478,647

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity			Carrying Value	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)			$9,790	$10,073
CMO’s (Federal Home Loan Mortgage Corporation)			15,033	15,497
Federal National Mortgage Association			85,811	90,713
Federal Home Loan Mortgage Corporation			50,005	52,470
Government National Mortgage Association			5,484	6,117

Total mortgage-backed securities			166,123	174,870

Agency Notes
Federal National Mortgage Association
Due after 10 years			57,777	58,145
Federal Home Loan Bank
Due after 10 years			7,390	7,502
Federal Farm Credit Bank
Due after 5 years but within 10 years			5,083	5,112

Total obligations of U.S. government corporations and government sponsored enterprises			236,373	245,629

Obligations of state and political institutions - New York Bank Qualified
Due after 5 years but within 10 years			886	923
Due after 10 years			103,173	104,455

Total obligations of state and political institutions-New York Bank Qualified			104,059	105,378

Total			$340,432	$351,007

Information regarding sales and/or calls of available for sale securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Proceeds	$143,515	$48,871	$266,800	$252,844
Gross gains	993	874	2,493	3,939
Gross losses	284	0	285	0

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Proceeds	$12,500	$0	$66,880	$0
Gross gains	37	0	40	0
Gross losses	0	0	0	0

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Loans

The major components of domestic loans held for sale and loans held in portfolio are as follows:

			June 30, 2010	December 31, 2009

Loans held for sale, net of valuation reserve ($-0- at June 30, 2010 and $7 at December 31, 2009)
Real estate - residential mortgage			$41,053	$33,889

Loans held in portfolio
Commercial and industrial			$646,015	$587,038
Lease financing receivables			187,751	219,198
Factored receivables			160,866	140,265
Real estate - residential mortgage			129,237	124,681
Real estate - commercial mortgage			100,065	92,614
Real estate - construction and land development			23,722	24,277
Loans to individuals			12,546	12,984
Loans to depository institutions			0	20,000

Loans held in portfolio, gross			1,260,202	1,221,057
Less unearned discounts			22,932	25,642

Loans held in portfolio, net of unearned discounts			$1,237,270	$1,195,415

Note 4. Noninterest income and expenses

The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	$5,946	$4,858	$11,073	$8,101
Service charges on deposit accounts	1,548	1,360	3,021	2,743
Trade finance income	501	437	993	842
Other customer related fees	171	202	326	476
Mortgage banking income	1,496	2,541	3,173	4,647
Trust fees	82	117	166	256
Income from life insurance policies	296	289	560	548
Securities gains	746	874	2,248	3,939
Gain on other real estate owned	15	22	28	20
Other income	560	97	875	29

Total noninterest income	$11,361	$10,797	$22,463	$21,601

NONINTEREST EXPENSES
Salaries	$10,462	$9,985	$20,120	$19,974
Employee benefits	3,199	3,268	6,703	5,945

Total personnel expense	13,661	13,253	26,823	25,919
Occupancy and equipment expenses, net	3,052	2,903	5,592	5,575
Advertising and marketing	678	1,026	1,684	1,680
Professional fees	1,020	1,900	2,373	3,023
Communications	562	435	910	866
Deposit insurance	770	1,513	1,524	1,864
Other expenses	2,396	3,113	4,569	5,268

Total noninterest expenses	$22,139	$24,143	$43,475	$44,195

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 5. Common Stock and Stock Incentive Plan

On March 19, 2010, the Company completed an underwritten public offering of 8,625,000 common shares at an offering price of $8.00 per share, which resulted in net proceeds of $64.9 million after underwriting discounts and expenses.

On March 25, 2010, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 40,000 shares of restricted stock to the 8 non-management directors (“director restricted shares”) and 43,728 restricted shares to the Chairman, President and 5 Executive Vice Presidents (“officer restricted shares”). The director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and are also limited by the 2008 agreement between the Company and the U.S. Treasury. The director restricted shares and the officer restricted shares were issued at $9.23 per share, the closing price on the date of the grant. The agreements for both the director restricted shares and the officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company.

Note 6. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Service cost	$573	$615	$1,138	$1,006
Interest cost	959	928	1,897	1,508
Expected return on plan assets	(789)	(700)	(1,578)	(1,146)
Amortization of prior service cost	16	16	33	33
Recognized actuarial loss	775	948	1,531	1,596

Net periodic benefit cost	$1,534	$1,807	$3,021	$2,997

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

Note 8. Segment Reporting

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2010 year-to-date average interest-earning assets were 59.5% loans (corporate lending was 72.2% and real estate lending was 23.7% of total loans, respectively) and 40.1% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 69% of loans are to borrowers located in the metropolitan New York area. In order to comply with the segment reporting guidance under U.S. GAAP, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended June 30, 2010
Net interest income	$10,655	$4,322	$5,342	$20,319
Noninterest income	8,715	1,748	772	11,235
Depreciation and amortization	180	30	1	211
Segment income before income taxes	7,715	3,598	6,946	18,259
Segment assets	874,372	408,070	957,612	2,240,054

Three Months Ended June 30, 2009
Net interest income	$9,685	$5,070	$6,366	$21,121
Noninterest income	6,587	2,614	1,189	10,390
Depreciation and amortization	178	38	1	217
Segment income before income taxes	6,564	4,612	7,256	18,432
Segment assets	806,080	430,784	859,167	2,096,031

Six Months Ended June 30, 2010
Net interest income	$18,850	$8,540	$12,606	$39,996
Noninterest income	15,654	3,450	3,110	22,214
Depreciation and amortization	354	58	2	414
Segment income before income taxes	14,042	7,019	14,979	36,040
Segment assets	874,372	408,070	957,612	2,240,054

Six Months Ended June 30, 2009
Net interest income	$18,678	$9,918	$13,717	$42,313
Noninterest income	11,681	4,738	4,375	20,794
Depreciation and amortization	354	77	1	432
Segment income before income taxes	12,108	8,766	17,502	38,376
Segment assets	806,080	430,784	859,167	2,096,031

The following table sets forth reconciliations of net interest income, noninterest income, income before taxes and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net interest income:
Total for reportable operating segments	$20,319	$21,121	$39,996	$42,313
Other [1]	219	194	437	368

Consolidated net interest income	$20,538	$21,315	$40,433	$42,681

Noninterest income:
Total for reportable operating segments	$11,235	$10,390	$22,214	$20,794
Other [1]	126	407	249	807

Consolidated noninterest income	$11,361	$10,797	$22,463	$21,601

Income before taxes:
Total for reportable operating segments	$18,259	$18,432	$36,040	$38,376
Other [1]	(13,999)	(17,263)	(28,119)	(31,289)

Consolidated income before income taxes	$4,260	$1,169	$7,921	$7,087

Assets:
Total for reportable operating segments	$2,240,054	$2,096,031	$2,240,054	$2,096,031
Other [1]	44,254	31,536	44,254	31,536

Consolidated assets	$2,284,308	$2,127,567	$2,284,308	$2,127,567

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Accumulated Other Comprehensive Loss

Information related to the components of other comprehensive income included in accumulated other comprehensive loss is as follows with related tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Other Comprehensive Income
Unrealized holding gains on securities, arising during the period:
Before tax	$1,731	$3,051	$3,954	$3,090
Tax effect	(785)	(1,384)	(1,794)	(1,402)

Net of tax	946	1,667	2,160	1,688

Reclassification adjustment for securities gains included in net income:
Before tax	(746)	(874)	(2,248)	(3,939)
Tax effect	338	396	1,020	1,787

Net of tax	(408)	(478)	(1,228)	(2,152)

Reclassification adjustment for amortization of prior service cost:
Before tax	16	16	33	33
Tax effect	(7)	(7)	(15)	(15)

Net of tax	9	9	18	18

Reclassification adjustment for amortization of net actuarial losses:
Before tax	775	948	1,531	1,596
Tax effect	(351)	(430)	(694)	(724)

Net of tax	424	518	837	872

Other comprehensive income	$971	$1,716	$1,787	$426

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

Securities available for sale and other investments. Securities classified as available for sale and other investments (included in “Other assets” on the Consolidated Balance Sheet) are

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

generally reported at fair value utilizing Level 1 and Level 2 inputs. Investments in fixed income securities, exclusive of preferred stock and mortgage-backed securities, are valued based on evaluations that represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position in a current sale. IDC seeks to utilize market data and observations in its evaluation service, and gives priority to observable benchmark yields and reported trades. IDC utilizes evaluated pricing techniques that vary by asset class and incorporate available market information; because many fixed income securities do not trade on a daily basis, IDC applies available information through processes such as benchmark curves, benchmarking of similar securities, sector groupings and matrix pricing. Model processes such as option-adjusted spread models are used to value securities that have prepayment features. Substantially all securities available for sale evaluated in this manner are deemed to be Level 2 valuations. For mortgage-backed securities issued by U.S. government corporations and government sponsored enterprises, management considers dealer indicative bids in the valuation process. Indicative bids are estimates of value and do not necessarily represent the price at which the dealer would be willing to transact. Such bids are compared to IDC evaluated prices for reasonableness as well as consistency with observable market conditions. All mortgage-backed securities are deemed to be valued based on Level 2 inputs.

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

June 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities	$—	$38,557	$—	$38,557
Agency Notes	—	186,058	—	186,058

Total obligations of U.S. government Corporations and government sponsored enterprises	—	224,615	—	224,615
Obligations of state and political institutions - New York Bank Qualified	—	23,867	—	23,867
Single-issuer, trust preferred securities	3,674	—	—	3,674
Corporate debt securities	—	226,434	—	226,434
Equity and other securities	57	—	—	57

Total marketable securities	$3,731	$474,916	$—	$478,647

Other investments	$8,765	$6,007	$—	$14,772

December 31, 2009

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities	$—	$57,288	$—	$57,288
Agency Notes	—	131,635	—	131,635

Total Obligations of U.S. government corporations and government sponsored enterprises	—	188,923	—	188,923

Obligations of state and political institutions - New York Bank Qualified	—	23,864	—	23,864
Single-issuer, trust preferred securities	4,483	—	—	4,483
Corporate debt securities	—	129,200	—	129,200
Equity and other securities	56	—	—	56

Total marketable securities	$4,539	$341,987	$—	$346,526

Other investments	$9,128	$5,484	$—	$14,612

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Certain financial assets and financial liabilities, including impaired loans, are measured a fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes the period end fair value of financial assets, based on significant unobservable (Level 3) inputs, measured on a non-recurring basis:

	June 30, 2010	December 31, 2009

Impaired loans	$7,439	$2,329
Other real estate owned	761	1,385

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

Other real estate owned (comprised of foreclosed assets), which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $0.8 million, which is made up of the outstanding balance of $1.0 million, net of a valuation allowance of $0.2 million at June 30, 2010. Certain of these assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using level 2 inputs based on observable market data or level 3 inputs based on customized discount criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs in the allowance for loan losses totaling $39 thousand. Other than foreclosed assets measured at fair value upon initial recognition, no properties were re-measured at fair value during the three months ended June 30, 2010.

For those financial instruments that are not recorded at fair value in the Consolidated Balance Sheets, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

	June 30, 2010

	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$32,511	$32,511
Interest-bearing deposits with other banks	12,428	12,428
Investment securities	819,079	829,654
Loans held for sale	41,053	41,053
Loans held in portfolio, net	1,237,270	1,240,355
Accrued interest receivable	10,110	10,110
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,051,943	1,051,943
Time deposits	589,531	591,670
Securities sold under agreements to repurchase	60,964	60,982
Federal funds purchased	10,000	10,000
Commercial paper	11,061	11,061
Other short-term borrowings	46,779	46,779
Accrued interest payable	1,622	1,622
Long-term borrowings	150,656	156,648

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

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)- Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers (ii) the reasons for transfers of assets or liabilities in or out Level 3 of the fair value hierarchy, which significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchased, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class and liabilities (rather major category), which would generally be a subject of assets or liabilities within a line in statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchased, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 10 - Fair Value Measurements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

ASU No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivables, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relates to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

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

For the six months ended June 30, 2010, the bank’s average earning assets represented approximately 98.3% of the Company’s average earning assets. Loans represented 59.8% and investment securities represented 38.1% of the bank’s average earning assets for the first six months of 2010.

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

Recent economic conditions during 2010, such as the continuing decrease in real estate values in the principal markets the Company serves and illiquid credit markets, have reduced demands for corporate and real estate lending. If these trends continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 69% of total loans at June 30, 2010, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY

On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Supervision and Regulation”. The Dodd-Frank Act includes provisions that, among other things:

•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks such as the bank from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•	Require the OCC to seek to make its capital requirements for national banks, such as the bank, countercyclical.

•

Require financial holding companies such as the parent company to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all depository institutions.

•	Repeal the federal prohibitions on the payment of interest on business transaction and other accounts.

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 48 and 49. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 46 and 47.

Comparison of the Three Months Ended June 30, 2010 and 2009

The Company reported net income available to common shareholders for the three months ended June 30, 2010 of $2.3 million, representing $0.09 per share calculated on a diluted basis, compared to $0.1 million, or $0.1 per share calculated on a diluted basis, for the second quarter of 2009. The increase in net income available to common shareholders was primarily due to a $1.3 million decrease in the provision for loan losses, a $0.6 million increase in noninterest income and a $2.0 million decrease in noninterest expenses, which more than offset a $0.8 million decrease in net interest income and a $0.9 million increase in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $21.1 million for the second quarter of 2010 compared to $21.5 million for the 2009 period. Net interest income benefitted from lower cost of funding and higher levels of loans and investment securities. That benefit was more than offset by the impact of lower yields on loans and investment securities, and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 4.12% for the second quarter of 2010 compared to 4.53% for the 2009 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $25.1 million for the second quarter of 2010, down $1.3 million from the 2009 period. The tax-equivalent yield on interest-earning assets was 4.91% for the second quarter of 2010 compared to 5.58% for the 2009 period.

Interest earned on the loan portfolio decreased to $17.1 million for the second quarter of 2010 from $18.3 million in the prior year period primarily due to a lower yield on loans in the 2010 quarter. The decrease in the yield on the loan portfolio to 5.87% for the second quarter of 2010 from 6.19% for the 2009 period was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, amounted to $7.9 million for the second quarter of 2010 even with amount earned in the prior year period. Average outstandings increased to $836.3 million (40% of average earning assets) for the second quarter of 2010 from $669.6 million (35.1% of average earning assets) in the prior year period. The increase reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio. The average life of the securities portfolio was approximately 2.5 years at June 30, 2010 compared to 4.4 years at June 30, 2009. The average yield in the investment securities portfolio decreased to 3.76% from 4.74% reflecting the impact of the above referenced asset/liability management strategy coupled with calls of higher yielding securities.

Total interest expense decreased by $1.0 million for the second quarter of 2010 from $4.9 million for the 2009 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings partially offset by the impact of higher interest-bearing deposits.

Interest expense on deposits decreased to $2.5 million for the second quarter of 2010 from $3.0 million for the 2009 period, due to decreases in the cost of those funds partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.86%, which was 49 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,151.7 million for the second quarter of 2010 compared to $891.7 million for the prior year period, reflecting the impact of the Company’s business development activities as well the purchase of funds from CDARS.

Interest expense on borrowings decreased to $1.5 million for the second quarter of 2010 from $1.9 million for the 2009 period, primarily due to lower balances and the impact of the changes in mix. Average borrowings decreased to $266.5 million for the second quarter of 2010 from $481.1 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. The rates paid on all categories of borrowings, except on subordinated debt, were lower in the second quarter of 2010 compared with those in the 2009 period. However, because of the impact of the change in mix, the blended cost of borrowings increased to 2.22% from 1.58%.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 39), the provision for loan losses for the second quarter of 2010 was $5.5 million, compared to $6.8 million for the prior year period. Factors affecting the lower provision for the second quarter of 2010 included stable economic conditions during the quarter, a lower level of nonaccrual loans for the past four consecutive quarters, commencing with the second quarter of 2009 and changes in the mix of the components of the loan portfolio since December 31, 2009.

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

During 2010, the allowance for loan losses increased $0.6 million from $19.9 million at December 31, 2009 primarily due to increases in the allowance allocated to lease financing receivables ($1.3 million) partially offset by reductions in the allowance allocated to commercial and industrial loans ($0.5 million), factored receivables ($0.1 million), and real estate commercial mortgage ($0.1 million). The allowance allocated to lease financing receivables increased primarily as a result of the continued elevated level of lease financing receivables charge-offs. The reduction of the allowance allocated to commercial and industrial loans was primarily the result of the relatively stable trend of charge-offs, and nonaccrual loans in the second quarter of 2010 compared to the first quarter of 2010.

Noninterest Income

Noninterest income increased to $11.4 million for the second quarter of 2010 from $10.8 million in the 2009 period. The increase principally resulted from the benefit derived from increased accounts receivable management/factoring commissions and other fees which was partially offset by lower securities gains and mortgage banking income. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009.

Noninterest Expenses

Noninterest expenses for the second quarter of 2010 decreased $2.0 million when compared to the 2009 period. The decrease was primarily due to lower advertising, professional fees and deposit insurance expenses. Partially offsetting those decreases was the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009.

The decrease in advertising is related to the timing of the Company’s activities supporting its business development activities. The reduction in professional fees reflects primarily reduced fees paid to outside service providers. Deposit insurance in the 2009 second quarter includes a special one-time assessment of $978,000. Excluding this special assessment, deposit insurance increased $235,000 due to higher deposit insurance rates and an increase level of insured deposits.

The FDIC implemented a final rule on November 17, 2009 requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The bank’s original prepaid amount to the FDIC was $8.3 million.

In June 2010, the FDIC issued a final rule that extended the Transaction Account Guarantee (“TAG”) component of the Temporary Liquidity Guarantee Program. The TAG program provides full coverage for non-interest bearing transaction deposit accounts, certain negotiable order of withdrawal (“NOW”) accounts and Interest on Lawyers Trust accounts. Under the final rule, the TAG program was extended from June 30, 2010 to December 31, 2010. The TAG program may be extended beyond December 31, 2010 for an additional period of time not to exceed one year without additional rule making, provided the FDIC announces the extension before October 29, 2010. Beginning July 1, 2010, the maximum interest rate for qualifying as a NOW account under the TAG program will be 0.25%, down from 0.50%. The existing fee structure under the TAG program will not change; however, participants in the extended TAG program will be required to report deposit accounts subject to the TAG on an average daily balance basis, rather than the end of quarter basis as is currently the case. Current participants in the TAG program had a one-time, irrevocable opportunity to opt out of the TAG extension by notifying the FDIC by April 30, 2010. The Company has decided not to opt out of the TAG extension.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) extended the TAG program to December 31, 2012.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2010 increased to $1.3 million, reflecting an effective tax rate of 30.0%, compared with $0.4 million for the second quarter of 2009 reflecting an effective tax rate of 33.7%. The reduction in the effective tax rate is primarily due to a higher proportion of tax exempt income in the 2010 period compared to 2009 period.

Comparison of the Six Months Ended June 30, 2010 and 2009

The Company reported net income available to common shareholders for the six months ended June 30, 2010 of $4.3 million, representing $0.19 per share calculated on a diluted basis, compared to $2.9 million, or $0.16 per share calculated on a diluted basis, for the first six months of 2009. This increase reflects a lower provision for loan losses and noninterest expenses and higher noninterest income partially offset by decreases in net interest income and provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $41.5 million for the first six months of 2010 compared to $43.0 million for the 2009 period. Net interest income benefitted from higher average loan and investment securities balances, and lower cost of funding. Offsetting those benefits was the impact of lower yield on loans and investment securities, and higher interest bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 4.27% for the first six months of 2010 compared to 4.55% for the 2010 period. The net interest margin was impacted by the lower interest rate environment in 2010, the higher level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $49.6 million for the first six months of 2010, down $3.5 million from the 2009 period. The tax-equivalent yield on interest-earning assets was 5.12% for the first six months of 2010 compared to 5.64% for the 2009 period.

Interest earned on the loan portfolio decreased to $33.6 million for the first six months of 2010 from $35.8 million for the prior year period. Average loan balances amounted to $1,189.8 million, an increase of $6.8 million from an average of $1,183.0 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $0.1 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.98% for the first six months of 2010 from 6.24% for the 2009 period, which was primarily attributable to the lower interest rate environment in 2010 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $15.7 million for the first six months of 2010 from $17.1 million in the prior year period. Average outstandings increased to $766.6 million (38.4% of average earning assets) for the first six months of 2010 from $704.6 million (36.8% of average earning assets) in the prior year period. The increase reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio. The average life of the securities portfolio was approximately 2.5 years at June 30, 2010 compared to 4.4 years at June 30, 2009. The average yield on the investment securities portfolio decreased to 4.10% from 4.84%, reflecting the impact of the above referenced asset/liability management strategy coupled with calls of higher yielding securities.

Total interest expense decreased by $2.0 million for the first six months of 2010 from $10.1 million for the 2009 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower balances of borrowed funds.

Interest expense on deposits decreased to $5.1 million for the first six months of 2010 from $6.3 million for the 2009 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 0.94%, which was 47 basis points lower than the prior year period. The decrease in average cost of deposits reflects the lower interest rate environment during 2010. Average interest-bearing deposits were $1,098.8 million for the first six months of 2010 compared to $901.7 million for the prior year period, reflecting an increase in certificates of deposit, largely related to the CDARS program which is a lower cost product than traditional certificates of deposit.

Interest expense on borrowings decreased to $3.0 million for the first six months of 2010 from $3.8 million for the 2009 period, primarily due to lower rates paid for borrowed funds coupled with the benefit (reflected in the volume change) derived from the elimination of funding from the Federal Reserve Bank and The Federal Home Loan Bank (reflected in the volume change). The average rate paid for borrowed funds was 2.30%, which was 69 basis points higher than the prior year period. The increase in the average cost of borrowings reflects the change in the mix of borrowed funds towards a higher proportion of long-term borrowings. Average borrowings decreased to $258.7 million for the first six months of 2010 from $478.9 million in the prior year period, reflecting lower reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 39), the provision for loan losses for the first six months of 2010 was $11.5 million, compared to $13.0 million for the prior year period. Factors affecting the lower provision for the first six months of 2010 included a stabilization of economic conditions during that period, a modest $0.2 million increase in net charge-offs, a $1.9 million decrease in nonaccrual loans and growth in the loan portfolio.

Noninterest Income

Noninterest income increased to $22.5 million for the first six months of 2010 from $21.6 million in the 2009 period. The increase principally resulted from higher income related to accounts receivable management and factoring services and service charges on deposit accounts offset partly by lower mortgage banking income and securities gains. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009. Increased volumes at our factoring company and billings by clients providing temporary staffing also contributed to the improved level of fee income. Mortgage banking income declined due to a lower volume of loans closed and a change in the mix of products being sold. Securities gains declined but reflected a continuation of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio. The Company sold approximately $97.3 million of securities with a weighted average life of approximately 2.4 years. The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years.

Noninterest Expenses

Noninterest expenses for the first six months of 2010 decreased $0.7 million when compared to the 2009 period. The expenses decrease was mainly related to lower professional fees and deposit insurance. In June 2009, the FDIC levied a special assessment on all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s effort to rebuild the DIF. Deposit insurance expense during the three and six months ended June 30, 2009 included a $1.0 million accrual related to the special assessment.

Provision for Income Taxes

The provision for income taxes for the first six months of 2010 decreased to $2.4 million from $2.7 million for the first six months of 2009. The decrease was primarily due to a lower effective income tax rate in the 2010 period (30.0%) compared to the 2009 period (38.1%) offset by a higher level of income before income taxes in the 2010 period. The decrease in the effective tax rate is primarily related to the higher proportion of tax exempt income achieved in 2010 compared to the 2009 period.

BALANCE SHEET ANALYSIS

Securities

At June 30, 2010, the Company’s portfolio of securities totaled $819.1 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $461.0 million which is approximately 56.3% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $11.0 million and $0.4 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included gross unrealized gains of $3.8 million and gross unrealized losses of $1.2 million. As of June 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table on page 17 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $56.8 million of securities with a weighted average life of approximately 2.2 years during the first six months of 2010 and approximately $123 million of securities with a weighted average life of approximately 4 years in the same period of 2009. The Company reinvested a significant portion of the proceeds in securities with an average life of less than two years.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield

June 30, 2010	AFS	HTM	AFS	HTM

Mortgage-backed securities	4.4 Years	2.7 Years	3.62%	4.61%
Agency notes (with original call dates ranging between 3 and 36 months)	0.4 Years	0.1 Years	2.10%	4.64%

Corporate debt securities	0.6 Years	—	2.56%	—
Obligations of state and political subdivisions- New York Bank Qualified	4.5 Years	9.5 Years	5.35%[1]	5.87%[1]

[1]	tax equivalent

The following table sets forth the composition of the Company’s investment securities by type, with related values:

	June 30, 2010		December 31, 2009

	Balances	% of Total	Balances	% of Total

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$12,572	1.53%	$13,740	1.86%
CMO’s (Federal Home Loan Mortgage Corporation)	16,261	1.99	22,698	3.08
CMO’s (Government National Mortgage Association)	23,707	2.89	9,048	1.23
Federal National Mortgage Association	93,794	11.45	125,673	17.05
Federal Home Loan Mortgage Corporation	50,292	6.14	71,715	9.73
Government National Mortgage Association	8,054	0.98	13,146	1.78

Total mortgage-backed securities	204,680	24.98	256,020	34.73

Agency Notes
Federal National Mortgage Association	113,000	13.80	116,603	15.82
Federal Home Loan Bank	47,564	5.81	102,799	13.95
Federal Farm Credit Bank	15,146	1.85	29,418	3.99
Federal Home Loan Mortgage Corporation	80,598	9.84	14,899	2.02

Total obligations of U.S. government corporations and government sponsored enterprises	460,988	56.28	519,739	70.51

Obligations of state and political institutions-New York Bank Qualified	127,926	15.62	83,337	11.31
Single-issuer, trust preferred securities	3,674	0.45	4,483	0.61
Corporate debt securities	226,434	27.64	129,200	17.53
Other securities	57	0.01	56	0.01

Total marketable securities	819,079	100.00	736,815	99.97
Debt securities issued by foreign governments	0	0.00	250	0.03

Total	$819,079	100.00%	$737,065	100.00%

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

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 63% of all loans. Loans in this category are typically made to small- and medium-sized businesses and range between $250,000 and $15 million. The Company’s real estate mortgage portfolio, which represents approximately 21% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 13% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30,

	2010		2009

	Balances	Total	Balances	Total

Domestic
Commercial and industrial	$643,502	50.34%	$507,635	41.68%
Lease financing receivables	167,545	13.11	229,024	18.81
Factored receivables	160,653	12.57	134,450	11.04
Real estate - residential mortgage	170,290	13.32	198,516	16.30
Real estate - commercial mortgage	100,065	7.83	101,282	8.32
Real estate - construction and land development	23,722	1.85	27,235	2.24
Loans to individuals	12,546	0.98	19,672	1.61

Loans, net of unearned discounts	$1,278,323	100.00%	$1,217,814	100.00%

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

During the first six months of 2010, nonaccrual loans increased $0.7 million compared to December 31, 2009. This primarily reflected a $2.4 million increase in commercial real estate loans (related to a single commercial real estate credit) and $0.2 million in loans to individuals. Partly offsetting these items were decreases of $0.1 million, $1.6 million and $0.1 million in commercial and industrial loans, lease financing receivables and residential real estate mortgage loans, respectively. Loan charge-offs in the second quarter of 2010 were $0.9 million lower than loan charge-offs in the first quarter of 2010 (primarily reflecting a decrease of $0.9 million in charge-offs for lease financing receivables, $0.1 million for commercial real estate loans, and $0.1 million in factored receivables partly offset by an increase in loan charge-offs for commercial and industrial loans). While conditions across many segments of the economy have begun to stabilize, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in the current period.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	June 30,

	2010	2009

Gross loans	$1,301,255	$1,249,473

Nonaccrual loans
Commercial and industrial	$4,108	$2,835
Lease financing receivables	10,337	14,256
Factored receivables	—	—
Real estate-residential mortgage	1,670	3,380
Real estate-commercial mortgage	2,379	—
Real estate-construction and land development	—	—
Loans to individuals	194	136

Total nonaccrual loans	18,688	20,607

Other real estate owned	761	1,105

Total non-performing assets	$19,449	$21,712

Loans past due 90 days or more and still accruing	$2,223	$1,683

At June 30, 2010, commercial and industrial nonaccruals represented 0.64% of commercial and industrial loans. There were 38 loans made to small business borrowers located in 3 states with balances ranging between approximately $5.2 thousand and $997.6 thousand.

At June 30, 2010, lease financing nonaccruals represented 6.17% of lease financing receivables. The lessees of the equipment are located in 37 states. There were 216 leases ranging between approximately $0.2 thousand and $360.2 thousand, 192 of which were under $100 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At June 30, 2010, residential real estate nonaccruals represented 0.98% of residential real estate loans held in portfolio. There were 14 loans ranging between approximately $7.5 thousand and $331.3 thousand secured by properties located in 6 states.

At June 30, 2010, commercial real estate nonaccrual represented 1.92% of commercial real estate loans. There was 1 loan secured by property located in 1 state.

At June 30, 2010, other real estate owned consisted of 3 properties with values between approximately $87.9 thousand and $469.1 thousand located in 2 states.

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

At June 30, 2010, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.66% and the allowance was $20,512 thousand. At such date, the Company’s nonaccrual loans amounted to $18,688 thousand. Loans 90 days past due and still accruing amounted to $2.2 million. At June 30, 2010, loans judged to be impaired under U.S. GAAP guidance on receivables, amounted to $8.3 million and had a valuation allowance totaling $832 thousand, which is included within the overall allowance for loan losses. Included in the impaired loans are $3.8 million in accruing impaired restructured loans as defined by U.S. GAAP guidance on receivables, with allowances for loan impairment of $475 thousand. Based on the foregoing, as well as management’s judgment as to the current risk in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of June 30, 2010. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first three months of 2010. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated zero at June 30, 2010 and $2.4 million at June 30, 2009, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Average loans held in portfolio, net of unearned discounts, during period	$1,194,574	$1,151,915	$1,163,587	$1,139,887

Allowance for loan losses:
Balance at beginning of period	$19,963	$17,158	$19,872	$16,010

Charge-offs:
Commercial and industrial	1,073	518	1,923	877
Lease financing receivables	4,065	5,083	9,048	9,627
Factored receivables	88	142	239	309
Real estate - residential mortgage	33	0	98	0
Real estate - commercial mortgage	0	0	129	0
Real estate - construction and land development	0	0	0	0
Loans to individuals	42	0	63	0

Total charge-offs	5,301	5,743	11,500	10,813

Recoveries:
Commercial and industrial	5	5	220	16
Lease financing receivables	178	98	283	142
Factored receivables	167	5	176	23
Real estate - residential mortgage	0	0	0	0
Real estate - commercial mortgage	0	0	0	0
Real estate - construction and land development	0	0	0	0
Loans to individuals	0	0	0	0

Total recoveries	350	108	679	181

Subtract:
Net charge-offs	4,951	5,635	10,821	10,632

Provision for loan losses	5,500	6,800	11,500	13,000

Less losses on transfers to other real estate owned	0	189	39	244

Balance at end of period	$20,512	$18,134	$20,512	$18,134

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	1.66%	1.96%	1.86%	1.87%

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

	June 30, 2010		December 31, 2009

	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$5,568	52.01%	$6,082	49.01%
Loans to depository institutions	0	0.00	0	1.67
Lease financing receivables	11,507	13.54	10,249	16.32
Factored receivables	827	12.98	971	11.70
Real estate - residential mortgage	1,620	10.45	1,646	10.43
Real estate - commercial mortgage	488	8.09	560	7.75
Real estate - construction and land development	120	1.92	149	2.03
Loans to individuals	64	1.01	80	1.09
Unallocated	318	0.00	135	0.00

Total	$20,512	100.00%	$19,872	100.00%

During 2010, the allowance for loan losses increased $0.6 million from $19.9 million at December 31, 2009 primarily due to increases in the allowance allocated to lease financing receivables ($1.3 million) partially offset by reductions in the allowance allocated to commercial and industrial loans ($0.5 million), factored receivables ($0.1 million), and real estate commercial mortgage ($0.1 million). The allowance allocated to lease financing receivables increased primarily as a result of the continued elevated level of lease financing receivables charge-offs. The reduction of the allowance allocated to commercial and industrial loans was primarily the result of the relatively stable trend of charge-offs and nonaccrual loans in the second quarter of 2010 compared to the first quarter of 2010.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	June 30,

	2010		2009

	Balances	% of Total	Balances	% of Total

Domestic
Demand	$525,242	32.00%	$440,626	33.77%
NOW	181,895	11.08	186,958	14.33
Savings	18,287	1.12	17,991	1.38
Money Market	326,518	19.89	327,326	25.10

Time deposits	589,137	35.89	331,187	25.38

Total domestic deposits	$1,641,079	99.98	$1,304,088	99.96

Foreign
Time deposits	395	0.02	579	0.04

Total deposits	$1,641,474	100.00%	$1,304,667	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 46 and 47.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 50. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”. Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2010, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

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

During the first quarter 2010, we completed an underwritten public offering of 8,625,000 shares of our common shares at an offering price of $8.00 per share, which resulted in net proceeds of $64.9 million after underwriting discounts and expenses. The proceeds from the issuance of shares are to be used for general corporate purposes which may including the financing of possible acquisitions of complementary businesses or assets, including FDIC-assisted transactions, the extension of credit to, or the funding of investments in our subsidiaries, or the possible repurchase of Series A Preferred Shares, separately or together with the warrant for 516,817 shares of our common shares held by the U.S. Treasury, subject to the receipt of any required regulatory approval.

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the second quarter of 2010. At June 30, 2010, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended June 30,
(Unaudited)

	2010			2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$24,506	$24	0.41%	$26,498	$9	0.14%

Securities available for sale	472,897	3,169	2.68	341,849	3,944	4.62
Securities held to maturity	252,550	2,987	4.73	292,956	3,477	4.75
Securities tax-exempt [2]	110,823	1,709	6.17	34,776	510	5.87

Total investment securities	836,270	7,865	3.76	669,581	7,931	4.74
FRB and FHLB stock [2]	7,808	64	3.28	9,382	178	7.57

Loans, net of unearned discounts [3]	1,220,250	17,121	5.87	1,204,568	18,264	6.19

TOTAL INTEREST-EARNING ASSETS	2,088,834	25,074	4.91%	1,910,029	26,382	5.58%

Cash and due from banks	36,009			29,623
Allowance for loan losses	(22,104)			(17,994)
Goodwill	22,901			22,901
Other assets	132,579			115,422

TOTAL ASSETS	$2,258,219			$2,059,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,014	3	0.07%	$18,080	6	0.13%
NOW	203,307	106	0.21	196,441	126	0.26
Money market	337,185	716	0.85	341,886	811	0.95
Time	592,665	1,635	1.11	334,680	2,047	2.45
Foreign
Time	578	2	1.08	578	2	1.09

Total interest-bearing deposits	1,151,749	2,462	0.86	891,665	2,992	1.35

Borrowings
Securities sold under agreements to repurchase - customers	54,829	65	0.48	77,261	88	0.45
Securities sold under agreements to repurchase - dealers	4,243	5	0.47	0	0	0.00
Federal funds purchased	35,545	19	0.21	12,309	7	0.22
Commercial paper	13,006	9	0.31	11,101	17	0.62
Short-term borrowings - FRB	0	0	0.00	202,857	126	0.25
Short-term borrowings - other	8,700	4	0.17	1,752	0	0.00
Long-term borrowings - FHLB	124,357	849	2.74	150,000	1,134	3.03
Long-term borrowings - sub debt	25,774	524	8.38	25,774	524	8.37

Total borrowings	266,454	1,475	2.22	481,054	1,896	1.58

TOTAL INTEREST-BEARING LIABILITIES	1,418,203	3,937	1.11%	1,372,719	4,888	1.43%

Noninterest-bearing deposits	466,017			417,509
Other liabilities	146,897			110,846

Total liabilities	2,031,117			1,901,074

Shareholders’ equity	227,102			158,907

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,258,219			$2,059,981

Net interest income/spread		21,137	3.80%		21,494	4.15%

Net yield on interest-earning assets (margin)			4.12%			4.53%

Less: Tax equivalent adjustment		599			179

Net interest income		$20,538			$21,315

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Six Months Ended June 30,
(Unaudited)

	2010			2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$33,884	$43	0.26%	$19,278	$19	0.21%

Securities available for sale	383,120	5,903	3.08	379,903	9,201	4.84
Securities held to maturity	282,209	6,702	4.75	295,245	6,999	4.74
Securities tax-exempt [2]	101,292	3,118	6.16	29,497	857	5.81

Total investment securities	766,621	15,723	4.10	704,645	17,057	4.84
FRB and FHLB stock [2]	8,136	186	4.56	9,665	198	4.10
Loans, net of unearned discounts [3]	1,189,844	33,632	5.98	1,182,988	35,816	6.24

TOTAL INTEREST-EARNING ASSETS	1,998,485	49,584	5.12%	1,916,576	53,090	5.64%

Cash and due from banks	35,798			31,017
Allowance for loan losses	(22,131)			(17,445)
Goodwill	22,901			22,901
Other assets	129,800			114,511

TOTAL ASSETS	$2,164,853			$2,067,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,233	6	0.07%	$18,148	12	0.14%
NOW	226,361	331	0.29	211,650	294	0.28
Money market	330,857	1,453	0.89	340,020	1,762	1.04
Time	522,754	3,309	1.28	331,266	4,212	2.56
Foreign
Time	579	3	1.09	578	3	1.09

Total interest-bearing deposits	1,098,784	5,102	0.94	901,662	6,283	1.41

Borrowings
Securities sold under agreements to repurchase - customers	52,689	126	0.48	75,987	203	0.54
Securities sold under agreements to repurchase - dealers	2,133	5	0.47	0	0	0.00
Federal funds purchased	23,440	23	0.20	34,783	41	0.23
Commercial paper	14,696	22	0.31	11,487	40	0.70
Short-term borrowings - FHLB	0	0	0.00	6,878	11	0.31
Short-term borrowings - FRB	7,459	9	0.25	172,405	225	0.26
Short-term borrowings - other	5,484	4	0.13	1,603	1	0.07
Long-term borrowings - FHLB	127,004	1,720	2.73	150,000	2,256	3.03
Long-term borrowings - sub debt	25,774	1,047	8.38	25,774	1,047	8.38

Total borrowings	258,679	2,956	2.30	478,917	3,824	1.61

TOTAL INTEREST-BEARING LIABILITIES	1,357,463	8,058	1.20%	1,380,579	10,107	1.48%

Noninterest-bearing deposits	467,337			416,847
Other liabilities	140,723			111,910

Total liabilities	1,965,523			1,909,336

Shareholders’ equity	199,330			158,224

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,164,853			$2,067,560

Net interest income/spread		41,526	3.92%		42,983	4.16%

Net yield on interest-earning assets (margin)			4.27%			4.55%

Less: Tax equivalent adjustment		1,093			302

Net interest income		$40,433			$42,681

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended June 30, 2010 to June 30, 2009

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(1)	$16	$15

Securities available for sale	1,208	(1,983)	(775)
Securities held to maturity	(475)	(15)	(490)
Securities tax-exempt	1,172	27	1,199

Total investment securities	1,905	(1,971)	(66)

FRB and FHLB stock	(26)	(88)	(114)

Loans, net of unearned discounts [3]	157	(1,300)	(1,143)

TOTAL INTEREST INCOME	$2,035	$(3,343)	$(1,308)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$0	$(3)	$(3)
NOW	4	(24)	(20)
Money market	(11)	(84)	(95)
Time	1,067	(1,479)	(412)
Foreign
Time	0	0	0

Total interest-bearing deposits	1,060	(1,590)	(530)

Borrowings
Securities sold under agreements to repurchase - customers	(28)	5	(23)
Securities sold under agreements to repurchase - dealers	5	0	5
Federal funds purchased	12	0	12
Commercial paper	3	(11)	(8)
Short-term borrowings - FRB	(126)	0	(126)
Short-term borrowings - other	0	4	4
Long-term borrowings - FHLB	(183)	(102)	(285)
Long-term borrowings - sub debt	0	0	0

Total borrowings	(317)	(104)	(421)

TOTAL INTEREST EXPENSE	$743	$(1,694)	$(951)

NET INTEREST INCOME	$1,292	$(1,649)	$(357)

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for securities under agreements to repurchase-dealers and short term borrowings-FRB has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Six Months Ended June 30, 2010 to June 30, 2009

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$18	$6	$24

Securities available for sale	76	(3,374)	(3,298)
Securities held to maturity	(312)	15	(297)
Securities tax-exempt	2,207	54	2,261

Total investment securities	1,971	(3,305)	(1,334)

FRB and FHLB stock	(33)	21	(12)

Loans, net of unearned discounts [3]	106	(2,290)	(2,184)

TOTAL INTEREST INCOME	$2,062	$(5,568)	$(3,506)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$0	$(6)	$(6)
NOW	25	12	37
Money market	(48)	(261)	(309)
Time	1,771	(2,674)	(903)
Foreign
Time	0	0	0

Total interest-bearing deposits	1,748	(2,929)	(1,181)

Borrowings
Securities sold under agreements to repurchase - customers	(56)	(21)	(77)
Securities sold under agreements to repurchase - dealers	5	0	5
Federal funds purchased	(13)	(5)	(18)
Commercial paper	9	(27)	(18)
Short-term borrowings - FHLB	(11)	0	(11)
Short-term borrowings - FRB	(207)	(9)	(216)
Short-term borrowings - other	3	0	3
Long-term borrowings - FHLB	(326)	(210)	(536)
Long-term borrowings - sub debt	0	0	0

Total borrowings	(596)	(272)	(868)

TOTAL INTEREST EXPENSE	$1,152	$(3,201)	$(2,049)

NET INTEREST INCOME	$910	$(2,367)	$(1,457)

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for securities sold under agreements to repurchase-dealers and short-term borrowings-FHLB has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets):
The Company	$261,255	15.55%	$134,377	8.00%	$167,971	10.00%
The bank	202,553	12.38	130,926	8.00	163,657	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	240,560	14.32	67,188	4.00	100,782	6.00
The bank	182,093	11.13	65,463	4.00	98,194	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	240,560	10.76	89,396	4.00	111,745	5.00
The bank	182,093	8.35	87,222	4.00	109,027	5.00

As of December 31, 2009

Total Capital (to Risk-Weighted Assets):
The Company	$193,760	12.75%	$121,606	8.00%	$152,007	10.00%
The bank	169,353	11.25	120,378	8.00	150,473	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	174,746	11.50	60,803	4.00	91,204	6.00
The bank	150,529	10.00	60,189	4.00	90,284	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	174,746	8.06	86,757	4.00	108,447	5.00
The bank	150,529	6.97	86,385	4.00	107,981	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2010, presented on page 55, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of June 30, 2010, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2009, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.6% ($2.7 million) and a 4.9% ($5.1 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.3% ($1.3 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2009 was considered to be remote given then-current interest rate levels. As of June 30, 2010, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.6% ($3.0 million) and a 4.9% ($5.5 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.7% ($0.8 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2010 was considered to be remote given then-current interest rate levels.

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

At June 30, 2010, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $11.1 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $83.1 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2010:

	Payments Due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$150,656	$10,000	$72,432	$22,450	$45,774
Operating Leases	49,022	4,514	8,604	8,611	27,293

Total Contractual Cash Obligations	$199,678	$14,514	$81,036	$31,061	$73,067

(1)	Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2010:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$39,937	$39,937	$—	$—	$—
Commercial Loans	16,971	3,430	6,607	6,934	—

Total Loans	56,908	43,367	6,607	6,934

Standby Letters of Credit	20,007	19,240	767	—	—
Other Commercial Commitments	76,826	75,492	—	—	1,334

Total Commercial Commitments	$153,741	$138,099	$7,374	$6,934	$1,334

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$12,428	$0	$0	$0	$0	$0	$12,428
Investment securities	43,333	206,773	252,240	53,462	263,271	0	819,079
Commercial and industrial loans	514,206	60,386	63,423	7,928	72	(2,513)	643,502
Lease financing receivables	14,063	170,317	3,371	0	0	(20,206)	167,545
Factored receivables	160,866	0	0	0	0	(213)	160,653
Real estate-residential mortgage	32,294	37,258	19,762	9,295	71,681	0	170,290
Real estate-commercial mortgage	34,696	42,103	21,361	1,905	0	0	100,065
Real estate-construction and land development	0	0	23,722	0	0	0	23,722
Loans to individuals	2,262	2,217	6,414	1,653	0	0	12,546
Loans to depository institutions	0	0	0	0	0	0	0
Noninterest-earning assets & allowance for loan losses	0	0	0	0	0	174,478	174,478

Total Assets	814,148	519,054	390,293	74,243	335,024	151,546	2,284,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	0	0	18,287	0	0	0	18,287
NOW [1]	0	0	181,895	0	0	0	181,895
Money market [1]	267,745	0	58,773	0	0	0	326,518
Time - domestic	252,216	288,953	47,968	0	0	0	589,137
- foreign	395	0	0	0	0	0	395
Securities sold under agreement to repurchase - customer	21,071	0	0	0	0	0	21,071
Securities sold under agreement to repurchase - dealer	34,893	0	5,000	0	0	0	39,893
Federal funds purchased	10,000	0	0	0	0	0	10,000
Commercial paper	9,506	1,555	0	0	0	0	11,061
Short-term borrowings - FHLB	0	0	0	0	0	0	0
Short-term borrowings - FRB	0	0	0	0	0	0	0
Short-term borrowings - other	46,779	0	0	0	0	0	46,779
Long-term borrowings - FHLB	0	10,000	94,882	20,000	0	0	124,882
Long-term borrowings - subordinated debentures	0	0	0	0	25,774	0	25,774
Noninterest-bearing liabilities & shareholders’ equity	0	0	0	0	0	888,616	888,616

Total Liabilities and Shareholders’ Equity	642,605	300,508	406,805	20,000	25,774	888,616	2,284,308

Net Interest Rate Sensitivity Gap	$171,543	$218,546	$(16,512)	$54,243	$309,250	$(737,070)	$0

Cumulative Gap June 30, 2010	$171,543	$390,089	$373,577	$427,820	$737,070	$0	$0

Cumulative Gap June 30, 2009 [2]	$14,630	$(41,214)	$63,868	$189,842	$614,870	$0	$0

Cumulative Gap December 31, 2009 [2]	$215,345	$223,572	$238,762	$348,921	$707,012	$0	$0

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STERLING BANCORP

(Registrant)

Date:	August 6, 2010	/s/ Louis J. Cappelli

Louis J. Cappelli
Chairman and
Chief Executive Officer

Date:	August 6, 2010	/s/ John W. Tietjen

John W. Tietjen
Executive Vice President and
Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings.	60

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	61

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	62

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	63

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	64