Form 10-Q
period 2010-09-30
STERLING BANCORP
filed 2010-11-04
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________________

Commission File Number: 1-5273-1

Sterling Bancorp
(Exact name of registrant as specified in its charter)

New York	12-2565216

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108

(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2010 there were 26,840,763 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	September 30, 2010	December 31, 2009

ASSETS
Cash and due from banks	$37,193	$24,911
Interest-bearing deposits with other banks	19,300	36,958

Securities available for sale (at estimated fair value; pledged: $124,405 in 2010 and $150,034 in 2009)	421,984	346,526
Securities held to maturity (pledged: $161,416 in 2010 and $278,598 in 2009) (estimated fair value: $355,462 in 2010 and $396,150 in 2009)	342,477	390,539

Total investment securities	764,461	737,065

Loans held for sale	34,046	33,889

Loans held in portfolio, net of unearned discounts	1,296,166	1,195,415
Less allowance for loan losses	18,152	19,872

Loans, net	1,278,014	1,175,543

Federal Reserve and Federal Home Loan Bank stock, at cost	9,381	8,482
Customers’ liability under acceptances	313	27
Goodwill	22,901	22,901
Premises and equipment, net	15,725	9,658
Other real estate	744	1,385
Accrued interest receivable	9,216	9,001
Cash surrender value of life insurance policies	50,877	49,009
Other assets	61,306	56,780

	$2,303,477	$2,165,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$539,633	$546,337
Savings, NOW and money market deposits	555,262	592,015
Time deposits	550,718	442,315

Total deposits	1,645,613	1,580,667

Securities sold under agreements to repurchase - customers	21,084	21,048
Securities sold under agreements to repurchase - dealers	5,000	—
Federal funds purchased	60,000	41,000
Commercial paper	15,245	17,297
Short-term borrowings - FRB	—	50,000
Short-term borrowings - other	2,221	2,509
Long-term borrowings - FHLB	144,528	130,000
Long-term borrowings - subordinated debentures	25,774	25,774

Total borrowings	273,852	287,628

Acceptances outstanding	313	27
Accrued interest payable	1,639	1,291
Due to factored clients	92,854	82,401
Accrued expenses and other liabilities	64,828	51,645

Total liabilities	2,079,099	2,003,659

Shareholders’ equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 shares, respectively	40,472	40,113
Common stock, $1 par value. Authorized 50,000,000 shares; issued 31,138,545 and 22,226,425 shares, respectively	31,139	22,227
Warrants to purchase common stock	2,615	2,615
Capital surplus	236,368	178,734
Retained earnings	10,306	15,828
Accumulated other comprehensive loss	(9,966)	(12,399)
Common shares in treasury at cost, 4,297,782 and 4,119,934 shares, respectively	(86,556)	(85,168)

Total shareholders’ equity	224,378	161,950

	$2,303,477	$2,165,609

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

INTEREST INCOME
Loans	$18,275	$18,024	$51,907	$53,840
Investment securities
Available for sale	2,985	4,123	9,315	13,751
Held to maturity	3,320	4,357	11,622	11,485
FRB and FHLB stock	112	191	296	387
Deposits with other banks	10	27	53	46

Total interest income	24,702	26,722	73,193	79,509

INTEREST EXPENSE
Deposits
Savings, NOW and money market	746	872	2,536	2,940
Time	1,545	1,933	4,857	6,148
Securities sold under agreements to repurchase - customers	49	79	175	282
Securities sold under agreements to repurchase - dealers	23	—	28	—
Federal funds purchased	44	2	67	43
Commercial paper	12	15	34	55
Short-term borrowings - FHLB	—	—	—	11
Short-term borrowings - FRB	—	131	9	356
Short-term borrowings - other	14	—	18	1
Long-term borrowings - FHLB	871	1,197	2,591	3,453
Long-term borrowings - subordinated debentures	523	523	1,570	1,570

Total interest expense	3,827	4,752	11,885	14,859

Net interest income	20,875	21,970	61,308	64,650

Provision for loan losses	14,000	6,950	25,500	19,950

Net interest income after provision for loan losses	6,875	15,020	35,808	44,700

Total noninterest income	13,058	11,735	35,521	33,337

Total noninterest expenses	23,753	23,177	67,228	67,372

(Loss) Income before income taxes	(3,820)	3,578	4,101	10,665

(Benefit) Provision for income taxes	(1,146)	1,180	1,230	3,880

Net (loss) income	(2,674)	2,398	2,871	6,785
Dividends on preferred shares and accretion	654	646	1,934	2,125

Net (loss) income available to common shareholders	$(3,328)	$1,752	$937	$4,660

Average number of common shares outstanding
Basic	26,840,763	18,106,491	23,787,733	18,104,057
Diluted	26,840,763	18,120,412	23,791,160	18,192,585

Net income (loss) available to common shareholders, per average common share
Basic	$(0.12)	$0.10	$0.04	$0.26
Diluted	(0.12)	0.10	0.04	0.26

Dividends per common share	0.09	0.09	0.27	0.47

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net (loss) income	$(2,674)	$2,398	$2,871	$6,785

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities and other investments arising during the year	921	2,664	3,081	4,352

Reclassification adjustment for gains included in net income	(638)	(666)	(1,866)	(2,818)

Reclassification adjustment for amortization of:
Prior service cost	9	9	27	27
Net actuarial losses	354	532	1,191	1,404

Other comprehensive income	646	2,539	2,433	2,965

Comprehensive (loss) income	$(2,028)	$4,937	$5,304	$9,750

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2010	2009

Preferred Stock
Balance at January 1,	$40,113	$39,440
Discount accretion	359	550

Balance at September 30,	$40,472	$39,990

Common Stock
Balance at January 1,	$22,227	$22,203
Common shares issued	8,625	24
Restricted shares issued	84	—
Common shares issued under stock incentive plan	203	—

Balance at September 30,	$31,139	$22,227

Warrants to Purchase Common Stock
Balance at January 1, and September 30,	$2,615	$2,615

Capital Surplus
Balance at January 1,	$178,734	$178,417
Common shares issued	56,256	—
Restricted shares issued	(84)	—
Common shares issued under stock incentive plan and related tax benefits	1,274	185
Stock option compensation expense	188	99

Balance at September 30,	$236,368	$178,701

Retained Earnings
Balance at January 1,	$15,828	$19,088
Net income	2,871	6,785
Cash dividends paid - preferred shares	(1,575)	(1,353)
Cash dividends paid - common shares	(6,459)	(8,503)
Discount accretion on series A preferred stock	(359)	(550)

Balance at September 30,	$10,306	$15,467

Accumulated Other Comprehensive Loss
Balance at January 1,	$(12,399)	$(16,259)
Other comprehensive income, net of tax	2,433	2,965

Balance at September 30,	$(9,966)	$(13,294)

Treasury Stock
Balance at January 1,	$(85,168)	$(85,024)
Surrender of shares issued under stock incentive plan	(1,388)	(144)

Balance at September 30,	$(86,556)	$(85,168)

Total Shareholders’ Equity
Balance at January 1,	$161,950	$160,480
Net changes during the period	62,428	58

Balance at September 30,	$224,378	$160,538

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2010	2009

Operating Activities
Net Income	$2,871	$6,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,500	19,950
Depreciation and amortization of premises and equipment	1,171	1,679
Securities gains	(3,419)	(5,160)
Income from life insurance policies, net	(757)	(1,094)
Deferred income tax provision (benefit)	361	(2,076)
Proceeds from sale of loans	330,050	492,589
Gains on sales of loans, net	(5,645)	(7,146)
Originations of loans held for sale	(325,826)	(487,822)
Amortization of premiums on securities	4,793	1,386
Accretion of discounts on securities	(446)	(1,035)
(Increase) Decrease in accrued interest receivable	(215)	776
Increase (Decrease) in accrued interest payable	348	(509)
Increase in due to factored clients	10,453	39,111
Increase in accrued expenses and other liabilities	5,057	(14,742)
Increase in other assets	(8,517)	(1,872)
Loss (Gain) on other real estate owned	17	(39)

Net cash provided by operating activities	35,796	40,781

Investing Activities
Purchase of premises and equipment	(7,238)	(641)
Net decrease (increase) in interest-bearing deposits with other banks	17,658	(7,171)
Net (increase) decrease in loans held in portfolio	(80,961)	21,254
Net increase in short-term factored receivables	(46,279)	(42,870)
Decrease in other real estate	1,157	1,284
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	48,597	60,172
Purchases of securities - held to maturity	(122,185)	(183,996)
Proceeds from calls of securities - held to maturity	132,380	30,000
Proceeds from calls/sales of securities - available for sale	400,719	366,526
Proceeds from prepayments, redemptions or maturities of securities - available for sale	170,701	95,607
Purchases of securities - available for sale	(645,514)	(285,516)
Proceeds from redemptions or maturities of securities - FHLB & FRB stock	961	3,375
Purchases of securities - FHLB & FRB stock	(1,860)	(503)
Cash paid in acquisition	—	(21,333)

Net cash (used in) provided by investing activities	(131,864)	36,188

Financing Activities
Net (decrease) increase in noninterest-bearing demand deposits	(6,704)	5,819
Net decrease in savings, NOW and money market deposits	(36,753)	(18,376)
Net increase in time deposits	108,403	63,258
Net increase (decrease) in Federal funds purchased	19,000	(105,325)
Net increase in securities sold under agreements to repurchase	5,036	11,294
Net decrease in commercial paper and other short-term borrowings	(52,340)	(34,590)
Increase in long-term borrowings	14,528	10,000
Proceeds from exercise of stock options	333	163
Proceeds from issuance of common stock	64,881	—
Cash dividends paid on preferred stock	(1,575)	(1,353)
Cash dividends paid on common stock	(6,459)	(8,503)

Net cash provided by (used in) financing activities	108,350	(77,613)

Net increase (decrease) in cash and due from banks	12,282	(644)
Cash and due from banks - beginning of period	24,911	31,832

Cash and due from banks - end of period	$37,193	$31,188

Supplemental disclosures:
Interest paid	$11,537	$15,368
Income taxes paid	3,716	5,746
Loans held for sale transferred to portfolio	1,264	—
Loans transferred to other real estate	533	1,538
Due to brokers on purchases of securities - AFS	—	5,000
Due to brokers on purchases of securities - HTM	10,300	613

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Significant Accounting Policies

Nature of Operations. Sterling Bancorp (the “parent company”) is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, leasing, deposit services, trust and estate administration and investment management services. The Company has operations principally in the New York metropolitan area and conducts business throughout the United States.

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended September 30, 2010 and 2009 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal Home Loan Mortgage Corporation)	$1,109	$31	$—	$1,140
CMO’s (Government National Mortgage Association)	12,535	311	—	12,846
Federal National Mortgage Association	7,075	339	—	7,414
Federal Home Loan Mortgage Corporation	238	26	1	263
Government National Mortgage Association	2,220	272	—	2,492

Total mortgage-backed securities	23,177	979	1	24,155

Agency Notes
Federal National Mortgage Association	45,087	191	—	45,278
Federal Home Loan Bank	15,000	114	—	15,114
Federal Home Loan Mortgage Corporation	89,962	449	—	90,411
Federal Farm Credit Bank	10,000	50	—	10,050

Total obligations of U.S. government corporations and government sponsored enterprises	183,226	1,783	1	185,008

Obligations of state and political institutions-New York Bank Qualified	22,658	1,415	—	24,073
Single-issuer, trust preferred securities	3,878	76	26	3,928
Corporate debt securities	203,646	470	210	203,906
Other securities	5,044	25	—	5,069

Total	$418,452	$3,769	$237	$421,984

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$2,882	$—	$5	$2,877
CMO’s (Federal Home Loan Mortgage Corporation)	5,563	171	—	5,734
CMO’s (Government National Mortgage Association)	9,181	—	133	9,048
Federal National Mortgage Association	21,055	868	71	21,852
Federal Home Loan Mortgage Corporation	10,321	299	—	10,620
Government National Mortgage Association	6,807	351	1	7,157

Total mortgage-backed securities	55,809	1,689	210	57,288

Agency Notes
Federal National Mortgage Association	20,291	—	835	19,456
Federal Home Loan Bank	83,983	6	1,039	82,950
Federal Home Loan Mortgage Corporation	4,995	—	96	4,899
Federal Farm Credit Bank	24,999	—	669	24,330

Total obligations of U.S. government corporations and government sponsored enterprises	190,077	1,695	2,849	188,923

Obligations of state and political institutions-New York Bank Qualified	22,820	1,061	17	23,864
Single-issuer, trust preferred securities	4,878	—	395	4,483
Corporate debt securities	127,900	1,382	82	129,200
Other securities	44	12	—	56

Total	$345,719	$4,150	$3,343	$346,526

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

September 30, 2010	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$8,846	$448	$—	$9,294
CMO’s (Federal Home Loan Mortgage Corporation)	13,558	667	—	14,225
Federal National Mortgage Association	77,289	4,324	—	81,613
Federal Home Loan Mortgage Corporation	45,564	2,291	—	47,855
Government National Mortgage Association	5,191	590	—	5,781

Total mortgage-backed securities	150,448	8,320	—	158,768

Agency Notes
Federal National Mortgage Association	34,989	36	19	35,006
Federal Home Loan Bank	19,990	7	6	19,991
Federal Home Loan Mortgage Corporation	14,995	50	—	15,045
Federal Farm Credit Bank	5,081	2	—	5,083

Total obligations of U.S. government corporations and government sponsored enterprises	225,503	8,415	25	233,893

Obligations of state and political institutions-New York Bank Qualified	116,974	4,679	84	121,569

Total	$342,477	$13,094	$109	355,462

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2009	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$10,863	$339	$—	$11,202
CMO’s (Federal Home Loan Mortgage Corporation)	16,964	573	—	17,537
Federal National Mortgage Association	103,821	4,329	2	108,148
Federal Home Loan Mortgage Corporation	61,095	2,005	—	63,100
Government National Mortgage Association	5,989	501	—	6,490

Total mortgage-backed securities	198,732	7,747	2	206,477

Agency Notes
Federal National Mortgage Association	97,147	14	1,742	95,419
Federal Home Loan Bank	19,849	—	474	19,375
Federal Home Loan Mortgage Corporation	10,000	—	218	9,782
Federal Farm Credit Bank	5,088	—	94	4,994

Total obligations of U.S. government corporations and government sponsored enterprises	330,816	7,761	2,530	336,047

Obligations of state and political institutions-New York Bank Qualified	59,473	737	357	59,853
Debt securities issued by foreign governments	250	—	—	250

Total	$390,539	$8,498	$2,887	$396,150

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Federal Home Loan Mortgage Corporation	$29	$1	$—	$—	$29	$1

Total mortgage-backed securities	29	1	—	—	29	1

Single-issuer, trust preferred securities	—	—	2,110	26	2,110	26
Corporate debt securities	58,625	210	—	—	58,625	210

Total	$58,654	$211	$2,110	$26	$60,764	$237

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises -
Agency Notes
Federal National Mortgage Association	$14,977	$19	$—	$—	$14,977	$19
Federal Home Loan Bank	4,986	6	—	—	4,986	6

Total obligations of U.S. government corporations and government sponsored enterprises	19,963	25	—	—	19,963	25
Obligations of state and political institutions-New York Bank Qualified	5,064	84	—	—	5,064	84

Total	$25,027	$109	$—	$—	$25,027	$109

December 31, 2009

Obligations of U.S. government corporations and government sponsored enterprises -
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

At September 30, 2010, approximately $120.7 million, representing approximately 15.8%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (6 issuers), corporate debt (20 issuers) and equity securities (8 issuers). These investments may pose a higher risk of future impairment charges as a result of a possible further deterioration of the U.S. economy. Some of the single-issuer trust preferred securities held by the Company are financial institutions that are participating in the U.S. Treasury’s TARP Capital Purchase Program (“CPP”). It is possible that these financial institutions may elect to defer future interest payments on such securities based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections could result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At September 30, 2010, the Company held 6 securities positions of single-issuer, trust preferred securities and 42 security positions of corporate debt securities issued by financial institutions, in the available for sale portfolio, all of which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a periodic basis, including a review of each issuer’s most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s third quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at September 30, 2010:

Issuer	TARP Recipient		Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes		NA	$980	$1,036	$56

NPB Capital Trust II, 7.85%, due 9/30/2032	Yes		NA	126	121	(5)

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes	*	BBB-	22	22	—

HSBC Finance, 6.875%, due 1/30/2033,	No		A	740	760	20
owned by HSBC Group, PLC	No

Citigroup Capital VII, 7.125%, due 7/31/2031	Yes	*	BB-	1,508	1,488	(20)

Fleet Capital Trust VIII, 7.20%, due 3/15/2032,	No		BB	502	501	(1)
owned by Bank of America Corporation	Yes	*

				$3,878	$3,928	$50

* TARP obligation was repaid prior to September 30, 2010.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at September 30, 2010, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal Home Loan Mortgage Corporation)	$1,109	$1,140
CMO’s (Government National Mortgage Association)	12,535	12,846
Federal National Mortgage Association	7,075	7,414
Federal Home Loan Mortgage Corporation	238	263
Government National Mortgage Association	2,220	2,492

Total mortgage-backed securities	23,177	24,155

Agency Notes
Federal National Mortgage Association
Due after 1 year but within 5 years	29,988	30,117
Due after 5 years but within 10 years	15,099	15,161
Federal Home Loan Bank
Due after 5 years but within 10 years	15,000	15,114
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	29,982	30,130
Due after 5 years but within 10 years	59,980	60,281
Federal Farm Credit Bank
Due after 10 years	10,000	10,050

Total obligations of U.S. government corporations and government sponsored enterprises	183,226	185,008

Obligations of state and political institutions - New York Bank Qualified
Due within 1 year	1,469	1,491
Due after 1 year but within 5 years	11,679	12,424
Due after 5 years but within 10 years	4,928	5,377
Due after 10 years	4,582	4,781

Total obligations of state and political institutions-New York Bank Qualified	22,658	24,073

Single-issuer, trust preferred securities
Due after 10 years	3,878	3,928

Corporate debt securities
Due within 6 months	85,933	86,020
Due after 6 months but within 1 year	84,235	84,464
Due after 1 year but within 2 years	24,478	24,478
Due after 2 years but within 5 years	9,000	8,944

Total corporate debt securities	203,646	203,906

Other securities	5,044	5,069

Total	$418,452	$421,984

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$8,846	$9,294
CMO’s (Federal Home Loan Mortgage Corporation)	13,558	14,225
Federal National Mortgage Association	77,289	81,613
Federal Home Loan Mortgage Corporation	45,564	47,855
Government National Mortgage Association	5,191	5,781

Total mortgage-backed securities	150,448	158,768

Agency Notes
Federal National Mortgage Association
Due after 1 year but within 5 years	19,995	19,992
Due after 5 years but within 10 years	9,994	10,000
Due after 10 years	5,000	5,014
Federal Home Loan Bank
Due after 1 year but within 5 years	14,990	14,988
Due after 5 years but within 10 years	5,000	5,003
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	14,995	15,045
Federal Farm Credit Bank
Due after 5 years but within 10 years	5,081	5,083

Total obligations of U.S. government corporations and government sponsored enterprises	225,503	233,893

Obligations of state and political institutions - New York Bank Qualified
Due after 5 years but within 10 years	886	947
Due after 10 years	116,088	120,622

Total obligations of state and political institutions-New York Bank Qualified	116,974	121,569

Total	$342,477	$355,462

Information regarding sales and/or calls of available for sale securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Proceeds	$133,919	$143,682	$400,719	$396,526
Gross gains	846	1,221	3,339	5,160
Gross losses	3	—	288	—

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Proceeds	$65,500	$—	$132,380	$—
Gross gains	328	—	368	—
Gross losses	—	—	—	—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Loans

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30, 2010	December 31, 2009

Loans held for sale, net of valuation reserve ($42 at September 30, 2010 and $7 at December 31, 2009)
Real estate - residential mortgage	$34,046	$33,889

Loans held in portfolio
Commercial and industrial	$698,647	$587,038
Lease financing receivables	168,816	219,198
Factored receivables	186,435	140,265
Real estate - residential mortgage	129,072	124,681
Real estate - commercial mortgage	96,022	92,614
Real estate - construction and land development	25,092	24,277
Loans to individuals	12,401	12,984
Loans to depository institutions	—	20,000

Loans held in portfolio, gross	1,316,485	1,221,057
Less unearned discounts	20,319	25,642

Loans held in portfolio, net of unearned discounts	$1,296,166	$1,195,415

Note 4. Noninterest income and expenses

The following tables set forth the significant components of noninterest income and noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

NONINTEREST INCOME
Accounts receivable management/ factoring commissions and other fees	$6,454	$4,997	$17,527	$13,098
Service charges on deposit accounts	1,606	1,553	4,627	4,296
Trade finance income	657	569	1,650	1,411
Other customer related fees	250	248	576	725
Mortgage banking income	2,458	2,505	5,631	7,152
Trust fees	81	110	247	366
Income from life insurance policies	290	280	850	828
Securities gains	1,171	1,221	3,419	5,160
(Loss) Gain on other real estate owned	(11)	19	17	39
Other income	102	233	977	262

Total noninterest income	$13,058	$11,735	$35,521	$33,337

NONINTEREST EXPENSES
Salaries	$10,689	$9,960	$30,809	$29,934
Employee benefits	2,834	3,206	9,537	9,151

Total personnel expense	13,523	13,166	40,346	39,085
Occupancy and equipment expenses, net	3,375	2,806	8,967	8,381
Advertising and marketing	816	916	2,500	2,596
Professional fees	1,540	1,847	3,913	4,870
Communications	392	429	1,302	1,295
Deposit insurance	1,033	1,195	2,557	3,059
Other expenses	3,074	2,818	7,643	8,086

Total noninterest expenses	$23,753	$23,177	$67,228	$67,372

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Service Cost	$494	$620	$1,632	$1,626
Interest Cost	914	959	2,811	2,467
Expected return on plan assets	(721)	(760)	(2,299)	(1,906)
Amortization of prior service cost	17	17	50	50
Recognized actuarial loss	650	974	2,181	2,570

Net periodic benefit cost	$1,354	$1,810	$4,375	$4,807

The Company contributed $1.7 million to the defined benefit pension plan in the 2010 third quarter.

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

Note 8. Segment Reporting

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, factoring and accounts receivable management services, trade financing, equipment leasing, corporate and consumer deposit services, commercial and residential mortgage lending and brokerage, trust and estate administration and investment management services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2010 year-to-date average interest-earning assets were 60.4% loans (corporate lending was 72.6% and real estate lending was 23.4% of total loans, respectively) and 39.2% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 67% of loans are to borrowers located in the metropolitan New York area. In order to comply with the segment reporting guidance under U.S. GAAP, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

	(in thousands)
Three Months Ended September 30, 2010
Net interest income	$10,630	$4,824	$5,199	$20,653
Noninterest income	8,971	2,486	1,473	12,930
Depreciation and amortization	178	28	—	206
Segment income before income taxes	7,849	3,284	6,281	17,414
Segment assets	935,960	397,953	919,790	2,253,703

Three Months Ended September 30, 2009
Net interest income	$9,815	$4,966	$6,984	$21,765
Noninterest income	7,059	2,536	1,609	11,204
Depreciation and amortization	158	29	1	188
Segment income before income taxes	8,273	4,745	8,374	21,392
Segment assets	822,485	383,694	897,699	2,103,878

Nine Months Ended September 30, 2010
Net interest income	$29,480	$13,364	$17,805	$60,649
Noninterest income	24,625	5,936	4,583	35,144
Depreciation and amortization	532	86	2	620
Segment income before income taxes	21,891	10,303	21,260	53,454
Segment assets	935,960	397,953	919,790	2,253,703

Nine Months Ended September 30, 2009
Net interest income	$28,493	$14,884	$20,701	$64,078
Noninterest income	18,740	7,274	5,984	31,998
Depreciation and amortization	512	106	2	620
Segment income before income taxes	20,381	13,511	25,876	59,768
Segment assets	822,485	383,694	897,699	2,103,878

The following table sets forth reconciliations of net interest income, noninterest income, income before taxes, and assets of reportable operating segments to the Company’s consolidated total:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

	(in thousands)
Net interest income:
Total for reportable operating segments	$20,653	$21,765	$60,649	$64,078
Other [1]	222	205	659	572

Consolidated net interest income	$20,875	$21,970	$61,308	$64,650

Noninterest income:
Total for reportable operating segments	$12,930	$11,204	$35,144	$31,998
Other [1]	128	531	377	1,339

Consolidated noninterest income	$13,058	$11,735	$35,521	$33,337

Income before taxes:
Total for reportable operating segments	$17,414	$21,392	$53,454	$59,768
Other [1]	(21,234)	(17,814)	(49,353)	(49,103)

Consolidated income before income taxes	$(3,820)	$3,578	$4,101	$10,665

Assets:
Total for reportable operating segments	$2,253,703	$2,103,878	$2,253,703	$2,103,878
Other [1]	49,774	34,119	49,774	34,119

Consolidated assets	$2,303,477	$2,137,997	$2,303,477	$2,137,997

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Other Comprehensive Income

Information related to the components of other comprehensive income included in accumulated other comprehensive loss is as follows with related tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Other Comprehensive Income
Unrealized holding gains on securities, arising during the period:
Before tax	$1,686	$4,878	$5,640	$7,968
Tax effect	(765)	(2,214)	(2,559)	(3,616)

Net of tax	921	2,664	3,081	4,352

Reclassification adjustment for securities gains included in net income:
Before tax	(1,168)	(1,221)	(3,416)	(5,160)
Tax effect	530	555	1,550	2,342

Net of tax	(638)	(666)	(1,866)	(2,818)

Reclassification adjustment for amortization of prior service cost:
Before tax	17	17	50	50
Tax effect	(8)	(8)	(23)	(23)

Net of tax	9	9	27	27

Reclassification adjustment for amortization of net actuarial losses:
Before tax	650	974	2,181	2,570
Tax effect	(296)	(442)	(990)	(1,166)

Net of tax	354	532	1,191	1,404

Other comprehensive income	$646	$2,539	$2,433	$2,965

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

Securities available for sale and other investments. Securities classified as available for sale and other investments (included in “Other assets” on the Consolidated Balance Sheet) are generally reported at fair value utilizing Level 1 and Level 2 inputs. Investments in fixed income securities, exclusive of preferred stock and mortgage-backed securities are valued based on evaluations that represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position in a current sale. Interactive Data Corporation (“IDC”)seeks to utilize market data and observations in its evaluation service, and gives priority to observable benchmark yields and reported trades. IDC utilizes evaluated pricing techniques that vary by asset class and incorporate available market information; because many fixed income securities do not trade on a daily basis, IDC applies available information through processes such as benchmark curves, benchmarking of similar securities, sector groupings and matrix pricing. Model processes such as option-adjusted spread models are used to value securities that have prepayment features. Substantially all securities available for sale evaluated in this manner are deemed to be Level 2 valuations. For mortgage-backed government sponsored enterprises, management considers dealer indicative bids in the valuation process. Indicative bids are estimates of value and do not necessarily represent the price at which the dealer would be willing to transact. Such bids are compared to IDC evaluated prices for reasonableness as well as consistency with observable conditions. All mortgage-backed securities are deemed to be valued based on Level 2 inputs.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

September 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities	$—	$24,155	$—	$24,155
Agency Notes	—	160,853	—	160,853

Total obligations of U.S. government corporations and government sponsored enterprises	—	185,008	—	185,008
Obligations of state and political institutions - New York Bank Qualified	—	24,073	—	24,073
Single-issuer, trust preferred securities	3,928	—	—	3,928
Corporate debt securities	—	203,906	—	203,906
Equity and other securities	5,069	—	—	5,069

Total	$8,997	$412,987	$—	$421,984

Other investments	$10,987	$6,108	$—	$17,095

December 31, 2009

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises Mortgage-backed securities	$—	$57,288	$—	$57,288
Agency Notes	—	131,635	—	131,635

Total obligations of U.S. government corporations and government sponsored enterprises	—	188,923	—	188,923
Obligations of state and political institutions - New York Bank Qualified	—	23,864	—	23,864
Single-issuer, trust preferred securities	4,483	—	—	4,483
Corporate debt securities	—	129,200	—	129,200
Equity and other securities	56	—	—	56

Total	$4,539	$341,987	$—	$346,526

Other investments	$9,128	$5,484	$—	$14,612

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

	September 30, 2010	December 31, 2009

Impaired loans	$5,961	$2,329
Other real estate owned	744	1,385

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

Other real estate owned (comprised of foreclosed assets), which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $744 thousand, which is made up of the outstanding balance of $1,162 thousand, net of a valuation allowance of $418 thousand at September 30, 2010. Certain of these assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discount criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs in the allowance for loan losses totaling $538 thousand.

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

	September 30, 2010

	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$37,193	$37,193
Interest-bearing deposits with other banks	19,300	19,300
Investment securities	764,461	777,446
Loans held for sale	34,046	34,046
Loans held in portfolio, net	1,278,014	1,282,342
Accrued interest receivable	9,216	9,216
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,094,895	1,094,895
Time deposits	550,718	552,962
Securities sold under agreements to repurchase	26,084	26,131
Federal funds purchased	60,000	60,000
Commercial paper	15,245	15,245
Other short-term borrowings	2,221	2,221
Accrued interest payable	1,639	1,639
Long-term borrowings	170,302	176,316

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

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)- Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, which significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchased, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class and liabilities (rather major category), which would generally be a subject of assets or liabilities within a line in statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchased, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 10 - Fair Value Measurements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 were effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment leasing, trust and estate administration and investment management services. The Company has operations principally in New York, New Jersey and Connecticut (“the New York metropolitan area”) and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the New York metropolitan area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the nine months ended September 30, 2010, the bank’s average earning assets represented approximately 98.1% of the Company’s average earning assets. Loans represented 60.8% and investment securities represented 37.5% of the bank’s average earning assets for the first nine months of 2010.

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

Recent economic conditions during 2010, such as the continuing decrease in real estate values in the principal markets the Company serves and illiquid credit markets, have reduced demands for corporate and real estate lending. If these trends continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 67% of total loans at September 30, 2010, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY

On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of our 2009 Form 10-K under the caption “Supervision and Regulation”. The Dodd-Frank Act includes provisions that, among other things:

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

•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all depository institutions.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 45 and 46. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 43 and 44.

Comparison of the Three Months Ended September 30, 2010 and 2009

The Company reported a net loss available to common shareholders for the three months ended September 30, 2010 of $3.3 million, representing $0.12 per share calculated on a diluted basis, compared to net income available to common shareholders of $1.8 million, or $0.10 per share calculated on a diluted basis, for the third quarter of 2009. The decrease in net income available to common shareholders was primarily due to a $7.0 million increase in the provision for loan losses, a $1.1 million decrease in net interest income and a $0.6 million increase in noninterest expenses which more than offset a $1.3 million increase in noninterest income and a $2.3 million decrease in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $21.6 million for the third quarter of 2010 compared to $22.3 million for the 2009 period. Net interest income benefitted from lower cost of funding, lower levels of borrowings and higher levels of loans and investment securities. Those benefits were more than offset by the impact of lower yields on loans and investment securities and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 4.11% for the third quarter of 2010 compared to 4.57% for the 2009 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $25.4 million for the third quarter of 2010, down $1.6 million from the 2009 period. The tax-equivalent yield on interest-earning assets was 4.86% for the third quarter of 2010 compared to 5.56% for the 2009 period.

Interest earned on the loan portfolio increased to $18.3 million for the third quarter of 2010 from $18.0 million in the prior year period primarily due to increased loans outstanding on average partially offset by a lower yield on loans in the 2010 quarter. Average loan balances amounted to $1,314.8 million, an increase of $125.8 million from an average of $1,189.0 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.9 million increase in interest earned on loans. The decrease in the yield on the loan portfolio to 5.71% for the third quarter of 2010 from 6.25% for the 2009 period was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, amounted to $7.0 million for the third quarter of 2010 compared to $8.8 million in the prior year period. Average outstandings increased to $783.9 million (36.9% of average earning assets) for the third quarter of 2010 from $726.9 million (36.8% of average earning assets) in the prior year period. The increase reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio. The average life of the securities portfolio was approximately 2.6 years at September 30, 2010 compared to 4.6 years at September 30, 2009. The average yield in the investment securities portfolio decreased to 3.59% from 4.84% reflecting the impact of the above referenced asset/liability management strategy coupled with calls of higher yielding securities.

Total interest expense decreased by $0.9 million for the third quarter of 2010 from $4.7 million for the 2009 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower levels of borrowings partially offset by the impact of higher interest-bearing deposits.

Interest expense on deposits decreased to $2.3 million for the third quarter of 2010 from $2.8 million for the 2009 period, due to decreases in the cost of those funds partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.81%, which was 42 basis points lower than the prior year period. The decrease in average cost of interest-bearing deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) which provided certificate of deposit balances at lower rates than rates paid for traditional certificates of deposit products. Average interest-bearing deposits were $1,125.3 million for the third quarter of 2010 compared to $903.9 million for the prior year period, reflecting the impact of the Company’s business development activities as well the purchase of funds from CDARS.

Interest expense on borrowings decreased to $1.5 million for the third quarter of 2010 from $1.9 million for the 2009 period, primarily due to lower balances partially offset by the impact of the changes in mix. Average borrowings decreased to $316.8 million for the third quarter of 2010 from $490.8 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. The change in mix resulted in an increase in the blended cost of borrowings to 1.93% from 1.58%.

Provision for Loan Losses

In light of recent economic developments and continued economic uncertainty, during the third quarter, the Company decided, after consultation with external professionals and regulators, to implement an accelerated resolution of certain categories of nonaccrual loans. As a result, net charge-offs of loans to small business borrowers (primarily in the lease financing portfolio) increased $10.9 million when compared to the second quarter of 2010. Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 36), the provision for loan losses for the third quarter of 2010 was $14.0 million, compared to $7.0 million for the prior year period.

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

During 2010, the allowance for loan losses decreased $1.7 million from $19.9 million at December 31, 2009 primarily due to a reduction in the allowance allocated to lease financing receivables ($5.7 million) partially offset by increases in the allowance allocated to commercial and industrial loans ($0.8 million), factored receivables ($0.6 million), real estate residential mortgage ($0.8 million) and real estate commercial mortgage ($1.6 million). The allowance allocated to lease financing receivables decreased primarily as a result of the lower level of lease financing receivables nonaccrual balances following charge-offs during the third quarter of 2010. The increase of the allowance allocated to commercial and industrial loans was primarily the result of the unsteady economic recovery. The allowance allocated to factored receivables increased based on the continued weakening in the consumer sectors. The increase in the allowance allocated to real estate residential mortgage was primarily due to the persistent decline in residential real estate values. As a result of the disruption in the commercial real estate markets, the allowance allocated to real estate commercial mortgage was increased.

Noninterest Income

Noninterest income increased to $13.1 million for the third quarter of 2010 from $11.7 million in the 2009 period. The increase principally resulted from the benefit derived from increased accounts receivable management/factoring commissions and other fees. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to increased volumes in our factoring unit and billings by clients providing temporary staffing services.

Noninterest Expenses

Noninterest expenses for the third quarter of 2010 increased $0.6 million when compared to the 2009 period. The increase was primarily due to higher personnel and occupancy expenses. Partially offsetting those increases was the impact of lower professional fees. The increase in personnel expenses was related to our business development activities offset by a reduction in retirement plan expenses. Occupancy expenses were higher due to our leasing additional space to support our business development activities. The reduction in professional fees reflects primarily reduced utilization of various providers.

Provision for Income Taxes

Reflecting a reduction in pre-tax income of $7.4 million, the benefit for income taxes for the third quarter of 2010 was $1.1 million, reflecting an effective tax rate of 30.0%, compared with a provision for income taxes of $1.2 million for the third quarter of 2009 reflecting an effective tax rate of 33.0%. The reduction in the effective tax rate was primarily due to a higher proportion of tax exempt income in the 2010 period compared to 2009 period.

Comparison of the Nine Months Ended September 30, 2010 and 2009

The Company reported net income available to common shareholders for the nine months ended September 30, 2010 of $0.9 million, representing $0.04 per share calculated on a diluted basis, compared to $4.7 million, or $0.26 per share calculated on a diluted basis, for the first nine months of 2009. This decrease reflects lower net interest income and higher provision for loan losses partially offset by an increase in noninterest income and a decrease in provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $63.1 million for the first nine months of 2010 compared to $65.3 million for the 2009 period. Net interest income benefitted from higher average loan and investment securities balances, and lower cost of funding. Offsetting those benefits was the impact of lower yield on loans and investment securities, lower borrowed funds and higher interest-bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 4.26% for the first nine months of 2010 compared to 4.60% for the 2009 period. The net interest margin was impacted by the lower interest rate environment in 2010, the higher level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $75.0 million for the first nine months of 2010, down $5.1 million from the 2009 period. The tax-equivalent yield on interest-earning assets was 5.07% for the first nine months of 2010 compared to 5.66% for the 2009 period.

Interest earned on the loan portfolio decreased to $51.9 million for the first nine months of 2010 from $53.8 million for the prior year period. Average loan balances amounted to $1,232.0 million, an increase of $47.0 million from an average of $1,185.0 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.8 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.96% for the first nine months of 2010 from 6.32% for the 2009 period, which was primarily attributable to the lower interest rate environment in 2010 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $22.8 million for the first nine months of 2010 from $25.9 million in the prior year period. Average outstandings increased to $772.4 million (37.9% of average earning assets) for the first nine months of 2010 from $712.2 million (36.8% of average earning assets) in the prior year period. The increase reflects the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio. The average life of the securities portfolio was approximately 2.6 years at September 30, 2010 compared to 4.6 years at September 30, 2009. The average yield on the investment securities portfolio decreased to 3.93% from 4.84%, reflecting the impact of the above referenced asset/liability management strategy coupled with calls of higher yielding securities.

Total interest expense decreased by $3.0 million for the first nine months of 2010 from $14.9 million for the 2009 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower balances of borrowed funds partially offset by the impact of higher interest-bearing deposit balances.

Interest expense on deposits decreased to $7.4 million for the first nine months of 2010 from $9.1 million for the 2009 period, primarily due to a decrease in the cost of those funds partially offset by the impact of higher average interest-bearing deposit balances. The average rate paid on interest-bearing deposits was 0.89%, which was 46 basis points lower than the prior year period. The decrease in the average cost of interest-bearing deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from CDARS which provided deposit balances at lower rates than paid for traditional certificate of deposit products. Average interest-bearing deposits were $1,107.7 million for the first nine months of 2010 compared to $902.4 million for the prior year period, reflecting an increase in certificates of deposit, largely related to the CDARS program which is a lower cost product than traditional certificates of deposit.

Interest expense on borrowings decreased to $4.5 million for the first nine months of 2010 from $5.8 million for the 2009 period, primarily due to lower balances partially offset by the impact of the changes in mix. Average borrowings decreased to $278.3 million for the first nine months of 2010 from $482.9 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. The change in mix resulted in an increase in the blended cost of borrowings to 2.16% from 1.60%.

Provision for Loan Losses

In light of recent economic developments and continued economic uncertainty, during the third quarter the Company decided, after consultation with external professionals and regulators, to implement an accelerated resolution of certain categories of nonaccrual loans. As a result, net charge-offs during the nine months of 2010 of loans to small business borrowers (primarily in the lease financing portfolio) increased $10.4 million when compared to the comparable 2009 period. Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 36), the provision for loan losses for the first nine months of 2010 was $25.5 million, compared to $20.0 million for the prior year period.

Noninterest Income

Noninterest income increased to $35.5 million for the first nine months of 2010 from $33.3 million in the 2009 period. The increase principally resulted from higher income related to accounts receivable management and factoring services offset partly by lower mortgage banking income and securities gains. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of the acquisition of the business of DCD Finance Inc. on April 6, 2009. Increased volumes at our factoring unit and billings by clients providing temporary staffing also contributed to the improved level of fee income. Mortgage banking income declined due to a lower volume of loans closed and a change in the mix of products being sold. Securities gains declined but reflected a continuation of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio. The Company sold approximately $143.3 million of securities with a weighted average life of approximately 2.3 years. The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years.

Noninterest Expenses

Noninterest expenses for the first nine months of 2010 decreased $0.1 million when compared to the 2009 period. The expense decrease was mainly related to lower expenses related to professional fees and deposit insurance partially offset by higher personnel and occupancy expenses. The decrease in professional fees was primarily due to reduced utilization of various outside service providers. The decrease in deposit insurance was the result of the inclusion in the 2009 period of a special one-time assessment of $1.0 million. The increase in personnel expenses was related to our business development activities, partially offset by a reduction in retirement plan expenses.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2010 decreased to $1.2 million from $3.9 million for the first nine months of 2009. The decrease was primarily due to lower taxable income and a lower effective income tax rate in the 2010 period (30.0%) compared to the 2009 period (36.4%). The decrease in the effective tax rate is primarily related to the higher proportion of tax exempt income achieved in 2010 compared to the 2009 period.

BALANCE SHEET ANALYSIS

Securities

At September 30, 2010, the Company’s portfolio of securities totaled $764.5 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $410.5 million which is approximately 53.7% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $13.1 million and $0.1 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included gross unrealized gains of $3.8 million and gross unrealized losses of $0.2 million. As of September 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table on page 17 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In connection with an asset liability management program designed to reduce the average life of the investment securities portfolio, the Company sold approximately $143.3 million of securities with a weighted average life of approximately 2.3 years during the first nine months of 2010 and approximately $206.4 million of securities with a weighted average life of approximately 3.5 years in the same period of 2009. The Company reinvested a significant portion of the proceeds in securities with an average life of less than two years.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

September 30, 2010	Weighted Average Life		Weighted Average Yield

	AFS	HTM	AFS	HTM

Mortgage-backed securities	3.2 Years	2.5 Years	3.45%	4.60%
Agency notes (with original call dates ranging between 3 and 36 months)	0.4 Years	2.4 Years	2.22%	1.37%
Corporate debt securities	0.8 Years	—	2.30%	—
Obligations of state and political subdivisions—New York Bank Qualified	4.3 Years	8.3 Years	5.35%[1]	5.86%[1]

[1] tax equivalent

The following table sets forth the composition of the Company’s investment securities by type, with related values:

	September 30, 2010		December 31, 2009

	Balances	% of Total	Balances	% of Total

Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities
CMO’s (Federal National Mortgage Association)	$8,846	1.16%	$13,740	1.86%
CMO’s (Federal Home Loan Mortgage Corporation)	14,698	1.92	22,698	3.08
CMO’s (Government National Mortgage Association)	12,846	1.68	9,048	1.23
Federal National Mortgage Association	84,703	11.08	125,673	17.05
Federal Home Loan Mortgage Corporation	45,827	6.00	71,715	9.73
Government National Mortgage Association	7,683	1.01	13,146	1.78

Total mortgage-backed securities	174,603	22.85	256,020	34.73

Agency Notes
Federal National Mortgage Association	80,267	10.50	116,603	15.82
Federal Home Loan Bank	35,104	4.59	102,799	13.95
Federal Home Loan Mortgage Corporation	105,406	13.79	14,899	2.02
Federal Farm Credit Bank	15,131	1.98	29,418	3.99

Total obligations of U.S. government corporations and government sponsored enterprises	410,511	53.71	519,739	70.51

Obligations of state and political institutions-New York Bank Qualified	141,047	18.45	83,337	11.31
Single-issuer, trust preferred securities	3,928	0.51	4,483	0.61
Corporate debt securities	203,906	26.67	129,200	17.53
Other securities	5,069	0.66	56	0.01

Total marketable securities	764,461	100.00	736,815	99.97
Debt securities issued by foreign governments	—	—	250	0.03

Total	$764,461	100.00%	$737,065	100.00%

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

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 66% of all loans. Loans in this category are typically made to small- and medium-sized businesses and range between $250,000 and $15 million. The Company’s real estate mortgage portfolio, which represents approximately 21% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 11% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30,

	2010		2009

	Balances	% of Gross	Balances	% of Gross

Domestic
Commercial and industrial	$696,460	52.36%	$543,443	44.05%
Lease financing receivables	150,913	11.34	211,697	17.16
Factored receivables	186,206	14.00	152,068	12.33
Real estate-residential mortgage	163,118	12.26	159,805	12.96
Real estate-commercial mortgage	96,022	7.22	103,785	8.41
Real estate-construction and land development	25,092	1.89	24,112	1.95
Loans to individuals	12,401	0.93	13,660	1.11
Loans to depository institutions	—	—	25,000	2.03

Loans, net of unearned discounts	$1,330,212	100.00%	$1,233,570	100.00%

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

Nonaccrual loans at September 30, 2010 decreased $11.7 million compared to December 31, 2009. This primarily reflected decreases of $3.1 million, $11.1 million and $0.6 million in commercial and industrial loans, lease financing receivables and residential real estate mortgage loans, respectively. Partially offsetting these items was a $3.1 million increase in commercial real estate loans (related to two borrowers). Net loan charge-offs in the third quarter of 2010 were $10.9 million higher than net loan charge-offs in the second quarter of 2010 (primarily reflecting an increase of $7.3 million in net charge-offs for lease financing receivables, $2.9 million for commercial and industrial loans, and $0.4 million in factored receivables). A worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than historical levels.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	September 30,

	2010	2009

Gross loans	$1,350,531	$1,261,938

Nonaccrual loans
Commercial and industrial	$1,093	$3,809
Lease financing receivables	820	13,276
Factored receivables	—	—
Real estate-residential mortgage	1,232	2,609
Real estate-commercial mortgage	3,125	—
Real estate-construction and land development	—	—
Loans to individuals	—	100

Total nonaccrual loans	6,270	19,794

Other real estate owned	744	1,837

Total non-performing assets	$7,014	$21,631

Loans past due 90 days or more and still accruing	$3,162	$1,523

At September 30, 2010, commercial and industrial nonaccruals represented 0.16% of commercial and industrial loans. There were 4 loans made to small business borrowers located in 3 states with balances ranging between approximately $76.0 thousand and $747.6 thousand.

At September 30, 2010, lease financing nonaccruals represented 0.49% of lease financing receivables. The lessees of equipment are located in 11 states. There were 18 leases ranging between approximately $0.7 thousand and $187.6 thousand, 16 of which were under $100 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At September 30, 2010, residential real estate nonaccruals represented 0.95% of residential real estate loans held in portfolio. There were 11 loans ranging between approximately $6.4 thousand and $361.0 thousand secured by properties located in 5 states.

At September 30, 2010, commercial real estate nonaccrual represented 3.25% of commercial real estate loans. There were 2 loans of approximately $745.3 thousand and $2,379.1 thousand, respectively, secured by properties located in New York.

At September 30, 2010, other real estate owned consisted of 5 properties with values between approximately $31.7 thousand and $293.2 thousand located in 4 states.

Management views the allowance for loan losses as a critical accounting policy due to its subjectivity. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by a management evaluation process of the loan portfolio, including identification and review of individual problem situations that may affect the borrower’s ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and nonperforming loan data, estimates of the value of any underlying collateral, an assessment of current and expected economic conditions and changes in the size and character of the loan portfolio. Other data utilized by management in determining the adequacy of the allowance for loan losses include, but are not limited to, the results of regulatory reviews; the amount of, trend of and/or borrower characteristics on loans that are identified as requiring special attention as part of the credit review process and peer group comparisons. The impact of this other data might result in an allowance greater than that indicated by the evaluation process previously described. The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided by the “Interagency Policy Statement on the Allowance for Loan and Lease losses” issued by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, The Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of Thrift Supervision in December 2006 and includes an allowance allocation calculated in accordance with the U.S. GAAP guidance on loans with deteriorated credit quality in FASB Codification Topic 310: Receivables. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that in management’s judgment should be charged off. In addition, an increase in the size of the portfolio or in any of its components could necessitate an increase in the allowance even though there may not be a decline in credit quality or an increase in potential problem loans. A significant change in any of the evaluation factors described in the immediately preceding paragraph could also result in future additions to the allowance. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

At September 30, 2010, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.40% and the allowance was $18.2 million. At such date, the Company’s nonaccrual loans amounted to $6.3 million. Loans 90 days past due and still accruing amounted to $3.2 million. At September 30, 2010, loans judged to be impaired under U.S. GAAP guidance on receivables, amounted to $8.4 million and had a valuation allowance totaling $2.5 million, which is included within the overall allowance for loan losses. Included in the impaired loans are $4.3 million in accruing impaired restructured loans as defined by U.S. GAAP guidance on receivables, with allowances for loan impairment of $883 thousand. Based on the foregoing, as well as management’s judgment as to the current risk in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of September 30, 2010. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recognized in the first nine months of 2010. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $0.6 million at September 30, 2010 and $8.2 million at September 30, 2009, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Average loans held in portfolio, net of unearned discounts, during period	$1,271,495	$1,144,597	$1,199,952	$1,141,475

Allowance for loan losses:
Balance at beginning of period	$20,512	$18,134	$19,872	$16,010

Charge-offs:
Commercial and industrial	4,065	1,230	5,988	2,107
Lease financing receivables	11,379	4,517	20,427	14,144
Factored receivables	381	69	620	378
Real estate - residential mortgage	136	41	234	41
Real estate - commercial mortgage	—	—	129	—
Real estate - construction and land development	—	—	—	—
Loans to individuals	155	—	218	—

Total charge-offs	16,116	5,857	27,616	16,670

Recoveries:
Commercial and industrial	67	7	287	23
Lease financing receivables	170	79	453	221
Factored receivables	18	15	194	38
Real estate - residential mortgage	—	102	—	102
Real estate - commercial mortgage	—	—	—	—
Real estate - construction and land development	—	—	—	—
Loans to individuals	—	—	—	—

Total recoveries	255	203	934	384

Subtract:
Net charge-offs	15,861	5,654	26,682	16,286

Provision for loan losses	14,000	6,950	25,500	19,950

Less losses on transfers to other real estate owned	499	331	538	575

Balance at end of period	$18,152	$19,099	$18,152	$19,099

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	4.99%	1.98%	2.96%	1.90%

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

	September 30, 2010		December 31, 2009

	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$6,853	53.73%	$6,082	49.01%
Loans to depository institutions	—	—	—	1.67
Lease financing receivables	4,561	11.64	10,249	16.32
Factored receivables	1,522	14.36	971	11.70
Real estate - residential mortgage	2,449	9.96	1,646	10.43
Real estate - commercial mortgage	2,145	7.41	560	7.75
Real estate - construction and land development	287	1.94	149	2.03
Loans to individuals	142	0.96	80	1.09
Unallocated	193	—	135	—

Total	$18,152	100.00%	$19,872	100.00%

During 2010, the allowance for loan losses decreased $1.7 million from $19.9 million at December 31, 2009 primarily due to a reduction in the allowance allocated to lease financing receivables ($5.7 million) partially offset by increases in the allowance allocated to commercial and industrial loans ($0.8 million), factored receivables ($0.6 million), real estate residential mortgage ($0.8 million), and real estate commercial mortgage ($1.6 million). The allowance allocated to lease financing receivables decreased primarily as a result of the lower level of lease financing receivables nonaccrual balances following charge-offs during the third quarter of 2010. The increase of the allowance allocated to commercial and industrial loans was primarily the result of the unsteady economic recovery. The allowance allocated to factored receivables increased based on the continued weakening in the consumer sectors. The increase in the allowance allocated to real estate residential mortgage was primarily due to the persistent decline in residential real estate values. As a result of the disruption in the commercial real estate markets, the allowance allocated to real estate commercial mortgage was increased.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	September 30,

	2010		2009

	Balances	% of Total	Balances	% of Total

Domestic
Demand	$539,633	32.79%	$470,404	33.40%
NOW	193,364	11.75	195,372	13.87
Savings	19,566	1.19	18,195	1.29
Money Market	342,332	20.80	332,262	23.59
Time deposits	550,718	33.47	391,713	27.81

Total domestic deposits	1,645,613	100.00	1,407,946	99.96

Foreign
Time deposits	—	—	579	0.04

Total deposits	$1,645,613	100.00%	$1,408,525	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 43 and 44.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 47. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized”. Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2010, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The bank regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, current economic conditions, the global financial crisis, the Dodd Frank Act and the Basel III proposals, as described below, and the likelihood, as described in the 2009 Form 10-K, of increased formal capital requirements for banking organizations.

As noted above, the Dodd-Frank Act enacted in July 2010 requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies.

In addition, recent proposals published by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The final package of Basel III reforms will be considered in November 2010 by the leaders of the Group of 20, and then will be subject to individual adoption by member nations, including the United States. The ultimate impact of the new capital and liquidity standards on the Company cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators.

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

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the third quarter of 2010. At September 30, 2010, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 11 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, the economic environment, asset quality and future levels of nonaccrual loans, charge-offs and provisions for loan losses, and the Company’s position for future growth and ability to benefit from an economic recovery, and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements and we make no commitment to update or revise forward-looking statements in order to reflect new information, subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations, geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and laws and regulations concerning taxes, banking and securities with which the Company must comply; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2009; and other risks and uncertainties detailed from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended September 30,
(Unaudited)

	2010			2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$14,180	$10	0.27%	$50,385	$27	0.21%

Securities available for sale	449,055	2,767	2.46	320,494	3,903	4.87
Securities held to maturity	198,280	2,172	4.38	345,186	3,975	4.61
Securities tax-exempt [2]	136,533	2,102	6.16	61,254	926	6.05

Total investment securities	783,868	7,041	3.59	726,934	8,804	4.84
FRB and FHLB stock [2]	8,810	113	5.16	9,769	192	7.87

Loans, net of unearned discounts [3]	1,314,846	18,275	5.71	1,189,030	18,024	6.25

TOTAL INTEREST-EARNING ASSETS	2,121,704	25,439	4.86%	1,976,118	27,047	5.56%

Cash and due from banks	34,635			28,342
Allowance for loan losses	(22,735)			(20,307)
Goodwill	22,901			22,901
Other assets	137,699			120,662

TOTAL ASSETS	$2,294,204			$2,127,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,505	2	0.05%	$18,022	3	0.07%
NOW	183,780	67	0.14	180,753	106	0.23
Money market	342,615	677	0.78	329,485	763	0.92
Time	580,328	1,545	1.06	375,087	1,931	2.04
Foreign
Time	117	—	1.10	579	2	1.09

Total interest-bearing deposits	1,125,345	2,291	0.81	903,926	2,805	1.23

Borrowings
Securities sold under agreements to repurchase - customers	41,880	49	0.46	76,495	79	0.41
Securities sold under agreements to repurchase - dealers	13,093	23	0.68	—	—	—
Federal funds purchased	73,533	44	0.23	6,911	2	0.16
Commercial paper	14,424	12	0.30	13,448	15	0.43
Short-term borrowings - FRB	—	—	—	207,554	131	0.25
Short-term borrowings - other	16,239	14	0.35	1,989	—	—
Long-term borrowings - FHLB	131,823	871	2.62	158,592	1,197	2.99
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38

Total borrowings	316,766	1,536	1.93	490,763	1,947	1.58

TOTAL INTEREST-BEARING LIABILITIES	1,442,111	3,827	1.05%	1,394,689	4,752	1.35%

Noninterest-bearing deposits	478,474			437,551
Other liabilities	144,843			138,486

Total liabilities	2,065,428			1,970,726

Shareholders’ equity	228,776			156,990

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,294,204			$2,127,716

Net interest income/spread		21,612	3.81%		22,295	4.21%

Net yield on interest-earning assets (margin)			4.11%			4.57%

Less: Tax equivalent adjustment		737			325

Net interest income		$20,875			$21,970

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Nine Months Ended September 30,
(Unaudited)

	2010			2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$27,243	$53	0.26%	$29,761	$46	0.21%

Securities available for sale	405,340	8,670	2.85	359,882	13,103	4.85
Securities held to maturity	253,926	8,874	4.66	312,075	10,974	4.69
Securities tax-exempt [2]	113,168	5,220	6.15	40,198	1,783	5.91

Total investment securities	772,434	22,764	3.93	712,155	25,860	4.84
FRB and FHLB stock [2]	8,363	299	4.77	9,700	390	5.37
Loans, net of unearned discounts [3]	1,231,970	51,907	5.96	1,185,025	53,840	6.32

TOTAL INTEREST-EARNING ASSETS	2,040,010	75,023	5.07%	1,936,641	80,136	5.66%

Cash and due from banks	35,408			30,115
Allowance for loan losses	(22,334)			(18,409)
Goodwill	22,901			22,901
Other assets	132,450			116,584

TOTAL ASSETS	$2,208,435			$2,087,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,324	9	0.06%	$18,105	15	0.11%
NOW	212,012	398	0.25	201,238	400	0.27
Money market	334,819	2,129	0.85	336,470	2,525	1.00
Time	542,156	4,854	1.20	346,034	6,143	2.37
Foreign
Time	423	3	1.09	578	5	1.09

Total interest-bearing deposits	1,107,734	7,393	0.89	902,425	9,088	1.35

Borrowings
Securities sold under agreements to repurchase - customers	49,046	175	0.48	76,159	282	0.49
Securities sold under agreements to repurchase - dealers	5,827	28	0.63	—	—	—
Federal funds purchased	40,321	67	0.22	25,390	43	0.23
Commercial paper	14,604	34	0.31	12,148	55	0.60
Short-term borrowings - FHLB	—	—	—	4,560	11	0.31
Short-term borrowings - FRB	4,945	9	0.25	184,249	356	0.26
Short-term borrowings - other	9,109	18	0.27	1,733	1	0.05
Long-term borrowings - FHLB	128,628	2,591	2.69	152,896	3,453	3.02
Long-term borrowings - sub debt	25,774	1,570	8.38	25,774	1,570	8.38

Total borrowings	278,254	4,492	2.16	482,909	5,771	1.60

TOTAL INTEREST-BEARING LIABILITIES	1,385,988	11,885	1.15%	1,385,334	14,859	1.43%

Noninterest-bearing deposits	471,081			423,825
Other liabilities	142,113			120,865

Total liabilities	1,999,182			1,930,024

Shareholders’ equity	209,253			157,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,208,435			$2,087,832

Net interest income/spread		63,138	3.92%		65,277	4.23%

Net yield on interest-earning assets (margin)			4.26%			4.60%

Less: Tax equivalent adjustment		1,830			627

Net interest income		$61,308			$64,650

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended September 30, 2010 to September 30, 2009

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(23)	$6	$(17)

Securities available for sale	1,235	(2,371)	(1,136)
Securities held to maturity	(1,614)	(189)	(1,803)
Securities tax-exempt	1,159	17	1,176

Total investment securities	780	(2,543)	(1,763)

FRB and FHLB stock	(17)	(62)	(79)

Loans, net of unearned discounts [3]	1,920	(1,669)	251

TOTAL INTEREST INCOME	$2,660	$(4,268)	$(1,608)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(1)	$(1)
NOW	2	(41)	(39)
Money market	30	(116)	(86)
Time	781	(1,167)	(386)
Foreign
Time	(2)	—	(2)

Total interest-bearing deposits	811	(1,325)	(514)

Borrowings
Securities sold under agreements to repurchase - customers	(39)	9	(30)
Securities sold under agreements to repurchase - dealers	23	—	23
Federal funds purchased	41	1	42
Commercial paper	1	(4)	(3)
Short-term borrowings - FRB	(131)	—	(131)
Short-term borrowings - other	—	14	14
Long-term borrowings - FHLB	(188)	(138)	(326)
Long-term borrowings - sub debt	—	—	—

Total borrowings	(293)	(118)	(411)

TOTAL INTEREST EXPENSE	$518	$(1,443)	$(925)

NET INTEREST INCOME	$2,142	$(2,825)	$(683)

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Nine Months Ended September 30, 2010 to September 30, 2009

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$(4)	$11	$7

Securities available for sale	1,485	(5,918)	(4,433)
Securities held to maturity	(2,030)	(70)	(2,100)
Securities tax-exempt	3,362	75	3,437

Total investment securities	2,817	(5,913)	(3,096)

FRB and FHLB stock	(50)	(41)	(91)

Loans, net of unearned discounts [3]	1,825	(3,758)	(1,933)

TOTAL INTEREST INCOME	$4,588	$(9,701)	$(5,113)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(6)	$(6)
NOW	25	(27)	(2)
Money market	(12)	(384)	(396)
Time	2,548	(3,837)	(1,289)
Foreign
Time	(2)	—	(2)

Total interest-bearing deposits	2,559	(4,254)	(1,695)

Borrowings
Securities sold under agreements to repurchase - customers	(101)	(6)	(107)
Securities sold under agreements to repurchase - dealers	28	—	28
Federal funds purchased	26	(2)	24
Commercial paper	9	(30)	(21)
Short-term borrowings - FHLB	(11)	—	(11)
Short-term borrowings - FRB	(334)	(13)	(347)
Short-term borrowings - other	8	9	17
Long-term borrowings - FHLB	(511)	(351)	(862)
Long-term borrowings - sub debt	—	—	—

Total borrowings	(886)	(393)	(1,279)

TOTAL INTEREST EXPENSE	$1,673	$(4,647)	$(2,974)

NET INTEREST INCOME	$2,915	$(5,054)	$(2,139)

[1]	This table is presented on a tax-equivalent basis.

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

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital(to Risk-Weighted Assets):
The Company	$253,574	14.70%	$137,995	8.00%	$172,493	10.00%
The bank	198,988	11.78	135,149	8.00	168,936	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	235,155	13.63	68,997	4.00	103,496	6.00
The bank	180,574	10.69	67,574	4.00	101,361	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	235,155	10.35	90,841	4.00	113,551	5.00
The bank	180,574	8.12	88,952	4.00	111,190	5.00

As of December 31, 2009

Total Capital(to Risk-Weighted Assets):
The Company	$193,760	12.75%	$121,606	8.00%	$152,007	10.00%
The bank	169,353	11.25	120,378	8.00	150,473	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	174,746	11.50	60,803	4.00	91,204	6.00
The bank	150,529	10.00	60,189	4.00	90,284	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	174,746	8.06	86,757	4.00	108,447	5.00
The bank	150,529	6.97	86,385	4.00	107,981	5.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2010, presented on page 52, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of September 30, 2010, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2009, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.6% ($2.7 million) and a 4.9% ($5.1 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.3% ($1.3 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2009 was considered to be remote given then-current interest rate levels. As of September 30, 2010, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.1% ($2.4 million) and a 4.5% ($5.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.8% ($0.9 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2010 was considered to be remote given then-current interest rate levels.

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

At September 30, 2010, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $16.2 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $79.3 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2010:

	Payments Due by Period

Contractural obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$170,302	$30,000	$92,228	$2,300	$45,774
Operating Leases	45,659	4,513	8,313	8,710	24,123

Total Contractural Cash Obligations	$215,961	$34,513	$100,541	$11,010	$69,897

(1) Based on contractural maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2010:

	Amount of Commitment Expiration per Period

Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$59,670	$59,670	$—	$—	$—
Commercial Loans	24,409	11,512	10,963	—	1,934

Total Loans	84,079	71,182	10,963	—	1,934

Standby Letters of Credit	21,722	18,617	3,105	—	—
Other Commercial Commitments	63,726	62,920	—	—	806

Total Commercial Commitments	$169,527	$152,719	$14,068	$—	$2,740

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$19,300	$—	$—	$—	$—	$—	$19,300
Investment securities	35,126	206,397	255,627	52,604	214,707	—	764,461
Commercial and industrial loans	543,522	84,485	65,670	4,885	85	(2,187)	696,460
Lease financing receivables	1,250	10,547	153,538	3,481	—	(17,903)	150,913
Factored receivables	186,435	—	—	—	—	(229)	186,206
Real estate-residential mortgage	32,912	42,581	12,345	9,655	65,625	—	163,118
Real estate-commercial mortgage	12,176	30,819	15,476	37,551	—	—	96,022
Real estate-construction and land development	—	—	25,092	—	—	—	25,092
Loans to individuals	2,234	2,192	6,341	1,634	—	—	12,401
Noninterest-earning assets & allowance for loan losses	—	—	—	—	—	189,504	189,504

Total Assets	832,955	377,021	534,089	109,810	280,417	169,185	2,303,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	19,566	—	—	—	19,566
NOW [1]	—	—	193,364	—	—	—	193,364
Money market [1]	267,745	—	74,587	—	—	—	342,332
Time	243,107	260,155	47,456	—	—	—	550,718
Securities sold under agreement to repurchase - customer	21,084	—	—	—	—	—	21,084
Securities sold under agreement to repurchase - dealer	—	—	5,000	—	—	—	5,000
Federal funds purchased	60,000	—	—	—	—	—	60,000
Commercial paper	14,730	515	—	—	—	—	15,245
Short-term borrowings - other	2,221	—	—	—	—	—	2,221
Long-term borrowings - FHLB	—	30,000	94,528	20,000	—	—	144,528
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	—	923,645	923,645

Total Liabilities and Shareholders’ Equity	608,887	290,670	434,501	20,000	25,774	923,645	2,303,477

Net Interest Rate Sensitivity Gap	$224,068	$86,351	$99,588	$89,810	$254,643	$(754,460)	$—

Cumulative Gap September 30, 2010	$224,068	$310,419	$410,007	$499,817	$754,460	$—	$—

Cumulative Gap September 30, 2009 [2]	$211,841	$206,153	$153,245	$269,298	$646,997	$—	$—

Cumulative Gap December 31, 2009 [2]	$215,345	$223,572	$238,762	$348,921	$707,012	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STERLING BANCORP

(Registrant)

Date:	November 4, 2010	/s/ Louis J. Cappelli

Louis J. Cappelli
Chairman and Chief Executive Officer

Date:	November 4, 2010	/s/ John W. Tietjen

John W. Tietjen
Executive Vice President and
Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of per share earnings	57

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	58

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	59

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	60

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	61