Form 10-K
period 2010-12-31
STERLING BANCORP
filed 2011-02-25
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010	Commission File No. 1-5273-1

STERLING BANCORP
(Exact name of Registrant as specified in its charter)

New York	13-2565216
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On June 30, 2010, the aggregate market value of the common equity held by non-affiliates of the Registrant was $228,639,330.

The Registrant has one class of common stock, of which 26,840,763 shares were outstanding at February 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Sterling Bancorp’s definitive Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

Exhibits Submitted in a Separate Volume.

PART I

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by ITEM 1A. RISK FACTORS on pages 17–27 and the section captioned “FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS” on page 32 and other cautionary statements set forth elsewhere in this report.

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

In September 2006, the Company sold the business conducted by Sterling Financial Services (“Sterling Financial”). In accordance with U.S. GAAP, the assets, liabilities and earnings/loss of the business conducted by Sterling Financial have been shown separately as discontinued operations.

For purposes of the following discussion, average balances, averages rates, income and expenses associated with Sterling Financial have been excluded from continuing operations and reported separately for all periods presented.

Segment information appears in Note 25 of the Company’s consolidated financial statements.

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

The bank provides a broad range of banking and financial products and services, including business and consumer lending, asset-based financing, factoring/accounts receivable management services, equipment financing, commercial and residential mortgage lending and brokerage, deposit services, and trade financing.

For the year ended December 31, 2010, the bank’s average earning assets represented approximately 98.3% of the Company’s average earning assets. Loans represented 61.2% and investment securities represented 36.8% of the bank’s average earning assets in 2010.

Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management. The bank provides loans to small and medium-sized businesses. The businesses are diversified across industries, including commercial, industrial and financial companies, and government and non-profit entities. Loans generally range in size up to $20 million and can be tailored to meet customers’ specific long- and short-term needs, and include secured and unsecured lines of credit, business installment loans, business lines of credit, and debtor-in-possession financing. Loans are often collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets.

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

As of December 31, 2010, the outstanding loan balance (net of unearned discounts) for commercial and industrial lending and factored receivables was $755.5 million, representing approximately 56.8% of the bank’s total loan portfolio.

There are no industry concentrations in the commercial and industrial loan portfolio that exceed 10% of gross loans. Approximately 69% of the bank’s loans are to borrowers located in the New York metropolitan area. The bank has no foreign loans.

Equipment Financing. The bank offers equipment financing services in the New York metropolitan area and across the United States through direct leasing programs, third party sources and vendor programs. The bank finances full payout leases for various types of business equipment, written on a recourse basis—with personal guarantees of the principals, with terms generally ranging from 24 to 60 months. At December 31, 2010, the outstanding balance (net of unearned discounts) for equipment financing receivables was $144.2 million, with a remaining average term of 35 months, representing approximately 10.8% of the bank’s total loan portfolio.

Residential and Commercial Mortgages. The bank’s real estate loan portfolio consists of real estate loans on one-to-four family residential properties, multi-family residential properties and nonresidential commercial properties. The residential mortgage banking and brokerage business is conducted through offices located principally in New York. Residential mortgage loans, substantially all of which are for single family residences, are focused on conforming credit, government insured FHA and other high quality loan products and are originated primarily in the New York metropolitan area, Virginia and other mid-Atlantic states, almost all of these for resale. In addition, the Company retains in portfolio fixed and floating rate residential mortgage loans, primarily on properties located in the New York metropolitan area, which were originated by its mortgage banking subsidiary. Commercial real estate lending, including financing on multi-family residential properties and nonresidential commercial properties, is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos. At December 31, 2010, the outstanding loan balance for real estate mortgage loans was $256.7 million, representing approximately 19.3% of the bank’s total loans outstanding.

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

Trade Finance. Through its international division and international banking facility, the bank offers financial services to its customers and correspondents in the world’s major financial centers. These services consist of financing import and export transactions, issuing letters of credit, processing documentary collections and creating banker’s acceptances. In addition, active bank account relationships are maintained with leading foreign banking institutions in major financial centers.

Foreign activities of the Company are not considered to be material with predominantly all revenues and assets attributable to customers located in the United States. As of December 31, 2010, there were no loans to or deposits from customers located outside the United States.

The composition of total revenues (interest income and non-interest income) of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,	2010	2009	2008

Interest and fees on loans	49%	48%	53%
Interest and dividends on investment securities	18	22	24
Noninterest income	33	29	22

Other	—	1	1

	100%	100%	100%

At December 31, 2010, the bank and its subsidiaries had 558 full-time equivalent employees, consisting of 231 officers and

327 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

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

SUPERVISION AND REGULATION

General

The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting the shareholders of the parent company. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the bank and the Company. It is intended only to briefly summarize some material provisions. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company.

Sterling is a bank holding company and a financial holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Federal Reserve Board. Sterling is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (the “SEC”). Sterling Bancorp is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “STL” and is subject to the rules of the NYSE for listed companies.

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

Dodd - Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act has already resulted, and will continue to result, in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies, identified below. The Dodd-Frank Act includes provisions that, among other things:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the bank, from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•

Require the OCC to seek to make its capital requirements for national banks, such as Sterling National Bank, counter-cyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Require financial holding companies, such as the parent company, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

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

Payment of Dividends

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank.

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of December 31, 2010, the bank could pay dividends of approximately $32.3 million to the parent company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

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

Transactions with Affiliates

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve Board limit the types and amounts of these transactions (including loans due and extensions of credit from their U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the non-bank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on these transactions begin to apply to financial subsidiaries as well. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Capital Adequacy

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. The bank is subject to similar capital requirements administered by the OCC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee. The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in tiers, depending on type:

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

As a bank holding company, Sterling is currently required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). National banks are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. The elements currently comprising Tier 1 capital and Tier 2 capital and the minimum Tier 1 capital and total capital ratios may in the future be subject to change, as discussed in greater detail below.

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

In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

In the United States, regulators have required the advanced approaches of Basel II to be implemented only by certain large or internationally active banking organizations, or “core banks”—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with the advanced approaches of Basel II.

The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased-in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and counter-cyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the short fall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased-in over a four-year period

(increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.

Prompt Corrective Action

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

A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically under-capitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than that indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2010, the Company and the bank were “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

Support of the Bank

Federal Reserve Board policy historically required a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Dodd-Frank Act codifies this policy as a statutory requirement. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times by the Federal Reserve Board even though not expressly required by regulation and even though the parent company may not be in a financial position to provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHCA provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, under the National Bank Act, if the capital stock of the bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the parent company. If the assessment is not paid within three months, the OCC could order a sale of the capital stock of the bank held by the parent company to make good the deficiency.

FDIC Insurance

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that, as described below, takes into account, among other things, a bank’s capital level and supervisory rating (its “CAMELS rating”).

Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank received a one-time assessment credit that can be applied against future premiums through 2010, subject to certain limitations. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. The bank paid a deposit insurance premium in 2010 amounting to $2.9 million.

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The bank paid a FICO assessment in 2010 amounting to $200 thousand. The FICO annualized assessment rate for the first quarter of 2011 is 1.02 cents per $100 of deposits.

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

On November 17, 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were collected by the FDIC on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In February 2011, the FDIC also issued a final rule to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a final rule that revises the initial and base assessment rate schedule, effective April 1, 2011. The initial base assessment rate will range from 5 to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and, except for well-capitalized institutions with a CAMELS rating of 1 or 2, (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). Either an increase in the Risk Category of the bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is generally required to satisfy its obligations to insured depositors at the least possible cost to the DIF. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance fund by protecting depositors for more than the insured portion of deposits or creditors other than depositors.

Emergency Economic Stabilization Act of 2008

In response to unprecedented market turmoil during the third quarter of 2008, the Emergency Economic Stabilization Act of 2008 was enacted on October 3, 2008. EESA authorized the U.S. Treasury to provide up to $700 billion to support the financial services industry.

Pursuant to authority under EESA, the U.S. Treasury created the TARP Capital Purchase Program under which the U.S. Treasury was authorized to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions were permitted to issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the U.S. Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the U.S. Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the U.S. Treasury.

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

See “Liquidity Risk” beginning on page 53 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—ASSET/ LIABILITY MANAGEMENT” for a further discussion of our participation in the U.S. Treasury TARP Capital Purchase Program.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law. ARRA modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced. Thus, the newly enacted compensation-related limitations are applicable to the Company and to the extent the U.S. Treasury may implement these restrictions unilaterally the Company will apply these provisions. The provisions may be retroactive. The compensation-related limitations applicable to the Company which have been added or modified by ARRA are as follows, which provisions must be included in standards established by the U.S. Treasury:

•

No Severance Payments. Under ARRA, “golden parachutes” were redefined as any severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, except for payments for services performed or benefits accrued. Consequently, under ARRA the Company is prohibited from making any severance payment to our “senior executive officers” (defined in ARRA as the five highest paid executive officers) and our next five most highly compensated employees during the CPP Covered Period.

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

ARRA also provides that the U.S. Treasury, after consultation with the Company’s federal regulator, permit the Company at any time to redeem our Series A Preferred Shares at liquidation value. Upon such redemption, the warrant to purchase the parent company’s common shares that was issued to the U.S. Treasury may also be repurchased at its then current fair value or if the parent company does not elect to repurchase the warrant or the parent company and the U.S. Treasury cannot agree on the fair value of the warrant, the warrant would be sold publicly by the U.S. Treasury.

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

Incentive Compensation

In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The incentive compensation guidelines, which cover all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, are based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Legislative Initiatives and Regulatory Reform

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

Safety and Soundness Standards

Federal banking agencies promulgate safety and soundness standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies; (ii) effective risk management; (iii) timely and accurate financial, operations, and regulatory reporting;(iv) safeguarding and managing assets; and (v) compliance with applicable laws and regulations. The standards also include requirements that: (i) those performing internal audits be qualified and independent; (ii) internal controls and information systems be tested and reviewed; (iii) corrective actions be adequately documented; and (iv) results of an audit be made available for review of management actions. In addition, federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Consequences of Non-compliance with Supervision or Regulation

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

The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance and cease-and-desist orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The information appears on pages 50 and 51 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

II.	Investment Portfolio

A summary of the Company’s investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears beginning on page 41 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category appears on pages 42 and 43 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

III.	Loan Portfolio

A table setting forth the composition of the Company’s loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears beginning on page 43 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

A table setting forth the maturities and sensitivity to changes in interest rates of the Company’s commercial and industrial loans at December 31, 2010 appears on page 44 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. Additional information appears under “Loan Portfolio” beginning on page 43 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and under “Loans” in Note 1 and in Note 6 of the Company’s consolidated financial statements.

A table setting forth the aggregate amount of domestic nonaccrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 45 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”; there were no foreign loans accounted for on a nonaccrual basis. Information regarding loans that have undergone a troubled debt restructuring and impaired loans is presented under “Loans and Allowance for Loan Losses” in Note 6 of the Company’s consolidated financial statements. Loan concentration information is presented in Note 6 of the Company’s consolidated financial statements. Information regarding Federal Reserve and Federal Home Loan Bank stock is presented in Note 7 of the Company’s consolidated financial statements.

IV.	Summary of Loan Loss Experience

A summary of loan loss experience appears in Note 6 of the Company’s consolidated financial statements and beginning on page 44 under “Asset Quality” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” A table setting forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years appears on page 47 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2010. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recorded in 2010.

A table presenting the Company’s allocation of the allowance at the end of each of the five most recent fiscal years appears on page 48 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” This allocation is based on estimates by management that may vary based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in that loan category.

V.	Deposits

Average deposits and average rates paid for each of the three most recent years are presented on page 50 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in Note 9 of the Company’s consolidated financial statements.

The table providing selected information with respect to the Company’s deposits for each of the three most recent fiscal years appears on page 49 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Interest expense for the three most recent fiscal years is presented in Note 9 of the Company’s consolidated financial statements.

VI.	Return on Assets and Equity

The Company’s returns on average total assets and average shareholders’ equity, dividend payout ratio and average shareholders’ equity to average total assets for each of the five most recent years is presented in “SELECTED F INANCIAL DATA” on page 31.

VII.	Short-Term Borrowings

Balance and rate data for significant categories of the Company’s short-term borrowings for each of the three most recent years is presented in Note 10 and in Note 11 of the Company’s consolidated financial statements.

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

ITEM 1A. RISK FACTORS

An investment in the parent company’s common shares is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks adversely affect the Company’s business, financial condition or results of operations, the value of the parent company’s common shares could decline significantly and you could lose all or part of your investment.

RISKS RELATED TO THE COMPANY’S BUSINESS

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

From December 2007 through June 2009, the United States experienced a recession and a slowing of economic activity. Business activity across a wide range of industries and regions was greatly reduced. The real estate sector, and the related segments of the construction business sector, were particularly severely affected. Local governments and many businesses are in serious difficulty, due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

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

The U.S. financial system has stabilized, but internationally, the weakness of certain foreign banks and the increasing danger of sovereign defaults has led to continuing high levels of uncertainty and volatility in the international financial markets.

Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Despite the actions of the US Government and the Federal Reserve Board, both with respect to monetary policy, fiscal policy, and increased regulations meant to restore investor confidence, the overall business environment in 2010 was adverse for many households and businesses in the United States and worldwide.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the New York metropolitan area and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. The business environment in the New York metropolitan area, the United States and worldwide has been improving throughout 2010, but there can be no assurance that these conditions will continue to improve in the near term. A slowing of improvement or a return to deteriorating economic conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

The Company Is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s management of interest rate risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 52 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company Is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those throughout the United States. Increases in interest rates and/or a return to weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company. In addition, under various laws and regulations relating to mortgage lending and terms of various agreements the Company is a party to, the Company may be required to repurchase loans or indemnify loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults.

As of December 31, 2010, approximately 67.0% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. Further, if repurchase and indemnity demands with respect to the Company’s loan portfolio increase, its liquidity, results of operations and financial condition will be adversely affected. For further discussion related to commercial and industrial, construction and commercial real estate loans, see “Loan Portfolio” beginning on page 43 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company’s Allowance for Loan Losses May Be Insufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses, see “Asset Quality” beginning on page 44 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

If the Company is unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see “Liquidity Risk” beginning on page 53 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Parent Company Relies on Dividends from Its Subsidiaries

The parent company is a separate and distinct legal entity from its subsidiaries. It receives dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the parent company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that the bank and certain non-bank subsidiaries may pay to the parent company. Also, the parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the bank is unable to pay dividends to the parent company, the parent company may not be able to service debt, pay obligations or pay dividends on the parent company’s common stock. The inability of the parent company to receive dividends from the bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See “SUPERVISION AND REGULATION” on pages 3–15 and Note 18 of the Company’s consolidated financial statements.

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

The Parent Company’s Agreements with the U.S. Treasury Impose Restrictions and Obligations on Us that Limit Our Ability to Increase Dividends, Repurchase the Parent Company’s Common Shares or Preferred Shares and Access the Equity Capital Markets

In December 2008, the parent company issued preferred shares and a warrant to purchase our common shares to the U.S. Treasury as part of its TARP Capital Purchase Program. Prior to December 23, 2011, unless we have redeemed all the preferred shares or the U.S. Treasury has transferred all the preferred shares to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend on our common shares or repurchase our common shares or other preferred shares (with certain exceptions, including the repurchase of our common shares to offset share dilution from equity-based employee compensation awards). The parent company has also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which the parent company has agreed to lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the preferred stock prior to December 24, 2013, the dividends on the preferred stock will increase substantially, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

Negative Perceptions Associated with the Company’s Continued Participation in the U.S. Treasury’s Capital Purchase Program May Adversely Affect Its Ability to Retain Customers, Attract Investors and Compete for New Business Opportunities

A number of financial institutions which participated in the TARP Capital Purchase Program have received approval from the U.S. Treasury to exit the program. These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the U.S. Treasury as part of the program. The Company has not yet requested the U.S. Treasury’s approval to repurchase the preferred stock and warrant from the U.S. Treasury. In order to repurchase one or both securities, in whole or in part, the Company must establish that it has satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury. There can be no assurance that the Company will be able to repurchase these securities from the U.S. Treasury. The Company’s customers, employees and counter-parties in its current and future business relationships may draw negative implications regarding the strength of the Company as a financial institution based on its continued participation in the program following the exit of one or more of its competitors or other financial institutions. Any such negative perceptions may impair the Company’s ability to effectively compete with other financial institutions for business or to retain high performing employees. If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected, perhaps materially.

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

The Company’s Profitability Depends Significantly on Local and Overall Economic Conditions

The Company’s success depends significantly on the economic conditions of the communities it serves and the general economic conditions of the United States. The Company has operations in New York City and the New York metropolitan area, and conducts business in Virginia and other mid-Atlantic states, and throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. Poor economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, acts of God or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company Operates in a Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks have entered the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company does.

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

The Company Is Subject to Extensive Government Regulation and Supervision

The Company, primarily through the parent company and the bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions’ regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “SUPERVISION AND REGULATION” on pages 3–15.

Increases in FDIC Insurance Premiums May Adversely Affect the Company’s Earnings

Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are currently insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts at institutions participating in the Transaction Account Guarantee Program are currently fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted fund.

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures the Company may be required to pay even higher FDIC premiums than the recently increased levels. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact its earnings.

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

For an entity to qualify as a REIT, it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of its total assets. At December 31, 2010, SREHC met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2010, SREHC had met the two annual income tests and the distribution test.

If SREHC fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, the Company’s effective tax rate would increase.

The Company Would Be Subject to a Higher Effective Tax Rate if Sterling Real Estate Holding Company, Inc. Is Required to Be Included in a New York Combined Return

New York State tax law generally requires a REIT that is majority owned by a New York State bank to be included in the bank’s combined New York State tax return. The Company believes that it qualifies for the small-bank exception to this rule. If, contrary to this belief, Sterling Real Estate Holding Company, Inc. were required to be included in the Company’s New York State combined tax return, the Company’s effective tax rate would increase.

Under the small-bank exception, dividends received by the bank from SREHC, a real estate investment trust, are subject to a 60% dividends-received deduction, which results in only 40% of the dividends being subject to New York State tax. Currently, the New York City banking corporation tax operates in the same manner in this respect. The possible reform of the New York State franchise and banking corporation tax laws mentioned below could require SREHC to file a combined New

York State return with the Company and substantially eliminate the benefit of the 60% dividends-received deduction by causing generally all of SREHC’s income to be subject to New York State tax as part of the Company’s combined return.

Possible New York State Legislative Changes May Negatively Affect the Amount of Taxes We Pay in Future Years

In 2009 and 2010, the New York State Department of Taxation and Finance developed a detailed proposal to reform the New York State corporate franchise and banking laws. If that released proposal were enacted, it would substantially alter how the Company and the bank are taxed in New York State and could materially increase their combined effective New York State tax rate. In particular, that proposal would require SREHC to file a combined New York State return with the Company and substantially eliminate the benefit of the 60% dividends-received deduction by causing generally all of SREHC’s income to be subject to New York State tax as part of the Company’s combined return.

It is not possible to predict whether any tax reform legislation will actually be proposed in the New York State legislature, whether any such legislation would be enacted this year or any subsequent year, how any enacted legislation would differ from the current law or the 2010 proposal released by the Department of Taxation and Finance, and how any such legislative changes would impact the Company and the bank’s effective New York State tax rate. It is also uncertain at this time whether there would be any similar changes made to the New York City banking corporation tax.

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Company’s Interest Expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company Depends on the Accuracy and Completeness of Information About Customers and Counterparties

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

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The Company’s future success depends, in part, upon its ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to implement effectively new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to keep pace successfully with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

RISKS ASSOCIATED WITH THE PARENT COMPANY’S COMMON SHARES

The Parent Company’s Share Price Can Be Volatile

Share price volatility may make it more difficult to resell the parent company’s common shares when desired and at an attractive price. The parent company’s share price can fluctuate significantly in response to a variety of factors, including, among other factors:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Expectation of or actual equity dilution.

•	Operating and share price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulation.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the parent company’s share price to decrease regardless of operating results.

The Trading Volume in the Parent Company’s Common Shares Is Less Than That of Other Larger Financial Services Companies

Although the parent company’s common shares are listed for trading on the NYSE, the trading volume in its common shares is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the parent company’s common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the trading volume of the parent company’s common shares, significant sales of the parent company’s common shares, or the expectation of these sales, could cause the parent company’s share price to fall.

An Investment in the Parent Company’s Common Shares Is Not an Insured Deposit

The parent company’s common shares are not bank deposits and, therefore, are not insured against loss by the Federal Deposit Insurance Corporation, any other deposit insurance fund or by any other public or private entity. Investment in the parent company’s common shares are inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common shares in any company. As a result, if you acquire the parent company’s common shares, you may lose some or all of your investment.

The Parent Company’s Certificate of Incorporation and By-Laws as Well as Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of the parent company’s certificate of incorporation and by-laws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the parent company, even if doing so would be perceived to be beneficial to the parent company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the parent company’s common shares.

The Parent Company May Not Pay Dividends on Its Common Shares

Holders of shares of the parent company’s common shares are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although the parent company has historically declared cash dividends on its common shares, it is not required to do so and may reduce or eliminate its common share dividend in the future. This could adversely affect the market price of its common shares. Also, participation in the TARP Capital Purchase Program limits its ability to increase its dividend or to repurchase its common shares for so long as any securities issued under such program remain outstanding.

Future Issuances of Additional Common Shares or Other Equity Securities Could Result in Dilution of Ownership of the Parent Company’s Existing Shareholders

The parent company may from time to time explore capital raising opportunities and may determine to issue additional common shares or other equity securities to increase its capital, support growth, or to make acquisitions. We intend to take advantage of favorable market conditions to increase our capital and, subject to regulatory approvals, seek to repurchase our Series A Preferred Shares, separately or together, with the warrant to purchase common shares held by the U.S. Treasury. Further, the parent company may issue stock options or other stock grants to retain and motivate its employees. These issuances of equity securities could dilute the voting and economic interests of its existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal office of the Company occupies one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for this office expires April 30, 2016. Rental commitments to the expiration date approximate $4.7 million.

At December 31, 2010, the bank also maintains operating leases for ten branch offices, the International Banking Facility, and additional space in New York City, Nassau, Suffolk and Westchester counties (New York) with an aggregate of approximately 139 thousand square feet. Effective in 2011, certain lease agreements terminate and the bank has entered into new agreements for additional space, bringing the amount of space committed to an aggregate of approximately 133 thousand square feet. The aggregate office rental commitments for these premises, including the new space under lease in 2011, approximates $45.0 million. These leases have expiration dates ranging from 2011 through 2025 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens, N.Y.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

This table sets forth information regarding the parent company’s executive officers:

Name of Executive	Title	Age	Held Executive Office Since

Louis J. Cappelli	Chairman of the Board and Chief Executive Officer, Director	80	1967
John C. Millman	President, Director	68	1986
John W. Tietjen	Executive Vice President and Chief Financial Officer	66	1989
Howard M. Applebaum	Senior Vice President	52	2002
Eliot S. Robinson	Executive Vice President of Sterling National Bank	68	1998

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

The Company’s 2010 Domestic Company Section 303A Annual CEO Certification was filed (without qualifications) with the NYSE. The certifications under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this annual report on Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The parent company’s common shares are traded on the NYSE under the symbol STL. Information regarding the quarterly prices of the common shares is presented in Note 28 on page 113. Information regarding the average common shares outstanding and dividends per common share is presented in the Consolidated Statements of Income on page 59. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 18 on page 93. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 24 beginning on page 107. As of February 14, 2011, there were 1,273 shareholders of record of our common shares.

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

During the fiscal years ended December 31, 2010 and 2009, the following dividends were declared on our common shares:

Cash Dividends Per Share	2010	2009

First Quarter	$0.09	$0.19
Second Quarter	0.09	0.19
Third Quarter	0.09	0.09
Fourth Quarter	0.09	0.09

Total	$0.36	$0.56

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

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the fourth quarter of 2010. At December 31, 2010, the maximum number of shares that may yet be repurchased under the share repurchase program was 870,963.

For information regarding securities authorized for issuance under the Company’s equity compensation plan, see Item 12 on page 119. The following performance graph compares for the fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Sterling’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, with (c) the cumulative total return on the KBW Regional Banks Index (a market-capitalization weighted bank-stock index), and with (d) the cumulative total return on the KBW 50 index (a market-capitalization weighted bank-stock index):

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sterling Bancorp, the S&P 500 Index, the KBW Regional Banks and the KBW 50

$125
$100
$75
$50
$25
$0
12/05
12/06
12/07
12/08
12/09
12/10
Sterling Bancorp
S&P 500
KBW Regional Banks
KBW 50

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

Sterling Bancorp	100	103.87	75.62	82.26	44.84	68.31
S&P 500	100	115.80	122.16	79.96	97.33	111.99
KBW Regional Banks	100	108.56	84.71	68.99	53.72	64.68
KBW 50	100	119.20	91.76	50.00	50.57	*

*Index discontinued by KBW as of 12/31/09.

ITEM 6. SELECTED FINANCIAL DATA

The information appears on page 31. All such information should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 32–56 and supplementary quarterly data appears in Note 28 of the Company’s consolidated financial statements. All such information should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 52–55 under the caption “ASSET/LIABILITY MANAGEMENT.” All such information should be read in conjunction with the consolidated financial statements and notes thereto.

Sterling Bancorp
SELECTED FINANCIAL DATA[1]

(dollars in thousands except per share data)	2010	2009	2008	2007	2006

SUMMARY OF OPERATIONS
Total interest income	$97,190	$105,920	$118,071	$121,433	$116,611
Total interest expense	15,583	19,295	33,388	47,560	42,021
Net interest income	81,607	86,625	84,683	73,873	74,590
Provision for loan losses	28,500	27,900	8,325	5,853	4,503
Net securities gains/(losses)	3,928	5,561	—	188	(443)
Other than temporary losses	—	—	(1,684)	—	—
Noninterest income, excluding net securities gains/(losses) and other than temporary losses	43,705	38,589	34,984	35,224	33,959
Noninterest expenses	91,556	88,545	84,476	79,478	77,238
Income before taxes	9,184	14,330	25,182	23,954	26,365
Provision for income taxes	2,158	4,908	9,176	8,560	5,367
Income from continuing operations	7,026	9,422	16,006	15,394	20,998
(Loss)/income from discontinued operations, net of tax	—	—	—	(795)	(603)
Loss on sale of discontinued operations, net of tax	—	—	—	—	(9,635)
Net income	7,026	9,422	16,006	14,599	10,760
Dividends on preferred shares and accretion	2,589	2,773	102	—	—
Net income available to common shareholders	4,437	6,649	15,904	14,599	10,760
Income from continuing operations available to common shareholders
Per average common share—basic	0.18	0.37	0.89	0.84	1.12
—diluted	0.18	0.37	0.88	0.82	1.09
Net income available to common shareholders
Per average common share—basic	0.18	0.37	0.89	0.79	0.57
—diluted	0.18	0.37	0.88	0.78	0.56
Dividends per common share	0.36	0.56	0.76	0.76	0.76

YEAR END BALANCE SHEETS
Investment securities	789,315	737,065	793,924	618,490	565,214
Loans held for sale	32,049	33,889	23,403	23,756	33,320
Loans held in portfolio, net of unearned discounts	1,314,234	1,195,415	1,184,585	1,152,796	1,072,057
Other assets—discontinued operations	—	—	—	—	1,663
Total assets, including discontinued operations	2,360,457	2,165,609	2,179,101	1,979,650	1,850,571
Noninterest-bearing demand deposits	570,290	546,337	464,585	501,023	505,898
Savings NOW and money market deposits	562,207	592,015	564,205	467,446	447,601
Time deposits	615,267	442,315	329,034	524,189	527,986
Short-term borrowings	60,894	131,854	363,404	205,418	83,776
Advances—FHLB and long-term debt	169,947	155,774	175,774	65,774	45,774
Shareholders’ equity	222,742	161,950	160,480	121,071	132,263

AVERAGE BALANCE SHEETS
Investment securities	768,184	719,485	744,169	582,327	641,310
Loans held for sale	35,354	41,225	23,286	43,919	40,992
Loans held in portfolio, net of unearned discounts	1,227,049	1,154,041	1,120,362	1,049,206	984,307
Total assets, including discontinued operations	2,244,569	2,114,221	2,066,628	1,875,615	1,929,739
Noninterest-bearing demand deposits	489,184	441,087	427,105	424,425	420,683
Savings NOW and money market deposits	564,061	562,780	522,807	498,827	434,167
Time deposits	559,203	375,742	451,031	556,869	517,166
Short-term borrowings	112,207	271,075	279,840	131,573	255,204
Advances—FHLB and long-term debt	158,351	174,981	163,479	44,130	59,938
Shareholders’ equity	213,153	158,225	119,791	124,140	143,178

RATIOS
Return on average total assets	0.31%	0.45%	0.77%	0.82%	1.14%
Return on average shareholders’ equity	3.30	5.95	13.36	12.40	14.67
Dividend payout ratio	126.29	107.52	85.43	89.35	67.70
Average shareholders’ equity to average total assets	9.50	7.48	5.80	6.62	7.76
Net interest margin (tax-equivalent basis)	4.25	4.63	4.60	4.48	4.63
Loans/assets, year end[2]	57.03	56.77	55.44	59.43	59.79
Net charge-offs/loans, year end[3]	2.25	1.95	0.54	0.50	0.45
Nonperforming loans/loans, year end[2]	0.49	1.46	0.61	0.54	0.53
Allowance/loans, year end[3]	1.39	1.66	1.35	1.31	1.52

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in ITEM 1A. RISK FACTORS on pages 17–27; other risks and uncertainties described from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and the Company will not update any forward-looking statement, whether written or oral, that may be made from time to time.

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

For more detailed discussion on recent legislative and regulatory developments, see “SUPERVISION AND REGULATION” on pages 3–15.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note 1 beginning on page 64. The accounting for factoring transactions also is discussed under “BUSINESS OPERATIONS —The Bank—Commercial Lending, Asset-Based Financing and Factoring/Accounts Receivable Management” on pages 1 and 2.

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

A periodic review is conducted by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near- term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery of cost. If the decline is deemed to be other-than-temporary, and the Company has the ability and intent to hold the security until there is a recovery of cost, the security is written down to new cost basis and the resulting credit component of the loss is reported in noninterest income and the remainder of the loss is recorded in shareholders’ equity. If the Company does not have the ability and intent to hold the security until there is a recovery of cost, the full amount of the other-than-temporary impairment is recorded in noninterest income. Additional discussion of management’s evaluation process and other-than-temporary-impairment charges is presented in Note 1 and in Note 5.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The methodology used to determine the allowance for loan losses is outlined in Note 1 to the consolidated financial statements and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under the caption “Asset Quality” beginning on page 44.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. In connection with determining its income tax provision under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 740: Income Taxes, the Company maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. The Company evaluates each of its tax positions and strategies periodically to determine whether the reserve continues to be appropriate. Additional discussion on the accounting for income taxes is presented in Note 1 and in Note 21 of the Company’s consolidated financial statements.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment financing, and deposit services. The Company has operations in the New York metropolitan area and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the New York metropolitan area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

On April 3, 2009, Sterling Factors Corporation, a subsidiary of the bank, acquired substantially all of the assets and customer lists of DCD Capital, LLC and DCD Trade Services, LLC. The acquired assets and customer lists are now operating as a division under the name Sterling Trade Capital.

In 2010, the bank’s average earning assets represented approximately 98.3% of the Company’s average earning assets. Loans represented 61.2% and investment securities represented 36.8% of the bank’s average earning assets in 2010.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the RATE/VOLUME ANALYSIS shown on page 51. Information as to the components of interest income and interest expense and average rates is provided in the AVERAGE BALANCE SHEETS shown on page 50.

COMPARISON OF THE YEARS 2010 AND 2009

The Company reported net income available to common shareholders for 2010 of $4.4 million, representing $0.18 per share calculated on a diluted basis, compared to $6.6 million, or $0.37 per share calculated on a diluted basis, for 2009. The $2.2 million decrease in net income available to common shareholders was primarily due to a $8.7 million decrease in interest income, a $3.0 million increase in noninterest expenses and a $0.6 million increase in the provision for loan losses, which more than offset a $3.5 million increase in non-interest income, a $3.7 million decrease in interest expense, a $2.8 lower provision for income taxes and a reduction of $0.2 million decrease in dividends and accretion related to the preferred shares issued to the U.S. Treasury under the TARP Capital Purchase Program.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $84.2 million for 2010 compared to $87.6 million for 2009. Net interest income benefitted from higher average loan and investment securities balances, lower borrowings and lower cost of funding. Partially offsetting those benefits was the impact of lower yields on loans and investment securities, coupled with higher interest-bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 4.25% for 2010 compared to 4.63% for 2009. The net interest margin was impacted by the lower interest rate environment in 2010, the higher level of noninterest-bearing demand deposits and the effect of higher average loans and investment securities outstanding.

Total interest income, on a tax-equivalent basis, aggregated $99.8 million for 2010, down $7.2 million from 2009. The tax-equivalent yield on interest-earning assets was 5.04% for 2010 compared to 5.65% for 2009.

Interest earned on the loan portfolio decreased to $70.1 million for 2010 from $71.8 million for the prior year period.

Average loan balances amounted to $1,262.4 million, an increase of $67.1 million from an average of $1,195.3 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $3.7 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.98% for 2010 from 6.38% for 2009 period, which was primarily attributed to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $29.2 million for 2010 from $34.6 million in 2009. Average outstandings increased to $768.2 million (37.1% of average earning assets) for 2010 from $719.5 million (36.7% of average earning assets) in 2009. The average yield on investment securities decreased to 3.80% for 2010 from 4.80% in 2009. The decrease in both balances and yield reflect the impact of the Company’s asset/ liability management strategy designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods while taking advantage of the current uptick in long term rates. The short-term part of the strategy was implemented through the sale of available for sale securities, principally mortgage-backed securities, with longer term average lives offset by the purchase of short-term corporate debt and obligations of U.S. government corporations and government sponsored enterprises. The long-term part of the strategy was implemented through the purchase of obligations of state and political subdivisions with maturities of approximately 10 years.

Total interest expense decreased by $3.7 million for 2010 from $19.3 million for 2009 period, primarily due to the impact of lower rates paid, coupled with lower balances for borrowings, partially offset by the impact of higher interest-bearing deposit balances.

Interest expense on deposits decreased to $9.6 million for 2010 from $11.9 million for the 2009 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 0.85%, which was 42 basis points lower than the prior year period. The decrease in average cost of interest-bearing deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from CDARS which provided deposit balances at lower rates than paid for traditional certificate of deposit products. Average interest-bearing deposits were $1,123.3 million for 2010 compared to $938.5 million for 2009, reflecting an increase in certificates of deposit, largely to the CDARS program which is a lower cost product than traditional certificates of deposit.

Interest expense on borrowings decreased to $6.0 million for 2010 from $7.4 million for 2009 primarily due to lower balances partially offset by the impact of changes in mix. Average borrowings decreased to $270.6 million for 2010 from $446.1 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. The change in mix resulted in an increase in the blended cost of borrowing to 2.22% from 1.66%.

Provision for Loan Losses

In light of recent economic developments and continued economic uncertainty, during the third quarter the Company decided, after consultation with external professionals and regulators, to implement an accelerated resolution of certain categories of nonaccrual loans. As a result, net charge-offs during 2010 of loans to small business borrowers (primarily in the lease financing portfolio) increased $6.3 million when compared to the comparable 2009 period. Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 44), the provision for loan losses for 2010 was $28.5 million, compared to $27.9 million for the prior year period.

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

During 2010, the allowance for loan losses decreased primarily due to a reduction in the allowance allocated to lease financing receivables, partially offset by increases in the allowance allocated to commercial and industrial loans, factored receivables, real estate residential mortgage, and real estate commercial mortgage and real estate construction and land development. The allowance allocated to lease financing receivables decreased primarily as a result of the lower level of lease financing receivables nonaccrual balances. The increase of the allowance allocated to commercial and industrial loans was primarily the result of the unsteady economic recovery resulting in higher charge-offs in 2010 compared to

2009 partially offset by lower nonaccrual levels at December 31, 2010 compared to December 31, 2009. The allowance allocated to factored receivables increased based on the continued weakening in the consumer sectors resulting in higher charge-off in 2010 compared to 2009. The increase in the allowance allocated to real estate residential mortgage loans was primarily due to the persistent decline in residential real estate values coupled with an increase in the specific valuation allowance for impaired residential mortgage loans. As a result of the disruption in the commercial real estate markets, resulting in an increase in nonaccrual levels and higher specific reserves for classified loans At December 31, 2010 when compared to December 31, 2009, the allowance allocated to real estate commercial mortgage and to real estate construction and land development was increased.

Noninterest Income

Noninterest income increased to $47.6 million for 2010 from $44.2 million in 2009. The increase principally resulted from higher income related to accounts receivable management and factoring services offset partly by lower mortgage banking income and securities gains. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of increased volumes at our factoring unit and billings by clients providing temporary staffing also contributed to the improved level of fee income. Mortgage banking declined due to a lower volume of loans closed and a change in the mix of products being sold. Securities gains declined and reflected a modification of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was replaced by the strategy that was described under Net Interest Income on page 36. The Company sold approximately $165.8 million of securities with a weighted average life of approximately 2.4 years. The Company expects to reinvest a significant portion of the proceeds in securities with an average life of less than two years.

Noninterest Expenses

Noninterest expenses were $91.6 million for 2010, compared to $88.5 million in 2009, primarily reflecting higher compensation and occupancy expenses related to the growth of the business and increased business development activities.

Provision for Income Taxes

The provision for income taxes for 2010 decreased to $2.2 million from $4.9 million for 2009. The decrease was primarily due to lower taxable income and a lower effective income tax rate in the 2010 period (23.5%) compared to the 2009 period (34.2%). The decrease in the effective tax rate was primarily related to the higher proportion of tax-exempt income achieved in 2010 compared to 2009 coupled with a lower level of pre-tax income.

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

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 44), the provision for loan losses for 2009 was $27.9 million, compared to $8.3 million for 2008. Factors affecting the larger provision for 2009 included further deterioration of economic conditions during that period, a $16.9 million increase in net charge-offs, a $10.6 million increase in nonaccrual loans and growth in the loan portfolio.

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

BALANCE SHEET ANALYSIS

Securities

At December 31, 2010, the Company’s portfolio of securities totaled $789.3 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $434.4 million which is approximately 55.0% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $7.9 million and $6.7 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included gross unrealized gains of $1.6 million and gross unrealized losses of $1.7 million. As of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table on page 42 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. During 2008, the Company recognized OTTI charges totaling $1.7 million which are included in noninterest income under the caption “Other-than-temporary losses.” These securities were subsequently sold at a minimal gain.

The following table sets forth the composition of the Company’s investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,	2010		2009		2008

	Balances	% of Total	Balances	% of Total	Balances	% of Total

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$7,504	0.95%	$13,740	1.86%	$20,799	2.62%
CMOs (Federal Home Loan Mortgage Corporation)	47,422	6.01	22,698	3.08	42,294	5.33
CMOs (Government National Mortgage Association)	7,290	0.92	9,048	1.23	6,565	0.83
Federal National Mortgage Association	78,822	9.98	125,673	17.05	245,100	30.87
Federal Home Loan Mortgage Corporation	40,628	5.15	71,715	9.73	137,437	17.31
Government National Mortgage Association	5,052	0.64	13,146	1.78	39,564	4.98

Total residential mortgage-backed securities	186,718	23.65	256,020	34.73	491,759	61.94
Agency Notes
Federal National Mortgage Association	115,133	14.59	116,603	15.82	—	—
Federal Home Loan Bank	24,932	3.16	102,799	13.95	174,675	22.00
Federal Farm Credit Bank	92,479	11.72	29,418	3.99	89,844	11.32
Federal Home Loan Mortgage Corporation	15,109	1.91	14,899	2.02	—	—

Total obligations of U.S. government corporations and government sponsored enterprises	434,371	55.03	519,739	70.51	756,278	95.26
Obligations of state and political subdivisions	157,013	19.89	83,337	11.31	23,406	2.95
Single issuer, trust preferred securities	3,933	0.50	4,483	0.61	4,209	0.53
Corporate securities	189,058	23.95	129,200	17.53	9,724	1.22
Other securities	4,940	0.63	56	0.01	57	0.01

Total marketable securities	789,315	100.00	736,815	99.97	793,674	99.97
Debt securities issued by foreign governments	—	—	250	0.03	250	0.03

Total	$789,315	100.00%	$737,065	100.00%	$793,924	100.00%

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield

December 31, 2010	AFS	HTM	AFS		HTM

Residential mortgage-backed securities	3.2 years	2.6 years	2.50%		4.66%
Agency notes (with original call dates ranging between 3 and 36 months)	1.7 years	7.1 years	1.96		1.51
Corporate debt securities	0.7 years	—	2.19		—
Obligations of state and political subdivisions	9.5 years	14.3 years	5.55	[1]	5.86	[1]

[1] Tax equivalent

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2010, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield on obligation of state and political subdivisions securities is presented on a tax-equivalent basis.

Available for sale	Amortized Cost	Fair Value	Weighted Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$36,026	$35,718	2.57%
CMOs (Government National Mortgage Association)	7,218	7,290	1.09
Federal National Mortgage Association	8,750	8,821	3.35
Federal Home Loan Mortgage Corporation	44	45	6.30
Government National Mortgage Association	110	109	1.27

Total residential mortgage-backed securities	52,148	51,983	2.50
Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	19,988	20,056	1.49
Due after 5 years but within 10 years	10,099	10,108	2.00
Federal Home Loan Bank
Due after 5 years but within 10 years	10,000	9,941	2.06
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	19,983	20,071	2.13
Due after 5 years but within 10 years	29,981	29,915	2.22
Federal Farm Credit Bank
Due after 1 year but within 5 years	10,000	10,031	1.14

Total obligations of U.S. government corporations and government sponsored enterprises	152,199	152,105	2.11

Obligations of state and political institutions
Due within 1 year	1,419	1,440	5.15
Due after 1 year but within 5 years	10,918	11,457	5.13
Due after 5 years but within 10 years	4,927	5,130	5.67
Due after 10 years	22,703	22,017	5.75

Total obligations of state and political institutions	39,967	40,044	5.55

Single-issuer trust preferred securities
Due after 10 years	3,879	3,933	7.46

Corporate debt securities
Due within 6 months	102,831	102,960	2.11
Due after 6 months but within 1 year	61,603	61,607	2.32
Due after 1 year but within 2 years	12,690	12,612	2.29
Due after 2 years but within 5 years	11,967	11,879	2.14

Total corporate debt securities	189,091	189,058	2.19

Other securities	5,039	4,940	3.06

Total available for sale	$390,175	$390,080	2.57

Held to maturity	Carrying Value	Fair Value	Weighted Average Yield

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$7,504	$7,853	5.37%
CMOs (Federal Home Loan Mortgage Corporation)	11,704	12,276	4.55
Federal National Mortgage Association	70,001	74,293	4.46
Federal Home Loan Mortgage Corporation	40,583	42,514	4.69
Government National Mortgage Association	4,943	5,548	6.45

Total residential mortgage-backed securities	134,735	142,484	4.66
Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	24,993	24,694	1.42
Due after 5 years but within 10 years	29,979	29,156	1.60
Due after 10 years	29,997	29,719	2.17
Federal Home Loan Bank
Due after 1 year but within 5 years	14,991	14,769	1.13
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	24,995	24,807	1.03
Due after 5 years but within 10 years	17,498	17,082	1.01
Federal Farm Credit Bank
Due after 5 years but within 10 years	5,078	5,036	3.34

Total obligations of U.S. government corporations and government sponsored enterprises	282,266	287,747	3.02

Obligations of state and political institutions
Due within 5 years but within 10 years	1,077	1,097	5.04
Due after 10 years	115,892	111,609	5.87

Total obligations of state and political institutions	116,969	112,706	5.86

Total held to maturity	$399,235	$400,453	3.85

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

The Company’s commercial and industrial loan and factored receivables portfolios represents approximately 58% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses in amounts generally up to $20 million. The Company’s equipment financing portfolio, which consists of finance leases for various types of business equipment, represents approximately 11% of all loans. The leasing and commercial and industrial loan portfolios are included in corporate lending for segment reporting purposes as presented in Note 25 beginning on page 108. The Company’s real estate loan portfolios, which represent approximately 21% of all loans, are secured by mortgages on real property located principally in the states of New York, New Jersey, Connecticut, Virginia and North Carolina. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions.

The following table, restated to reflect the disposition of Sterling Financial (see “BUSINESS” beginning on page 1), sets forth the composition of the Company’s loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years:

December 31,	2010		2009		2008		2007		2006

	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$618,223	45.92%	$550,285	44.76%	$531,471	44.00%	$518,265	44.05%	$501,882	45.40%
Equipment financing receivables	144,235	10.72	195,056	15.87	255,743	21.17	249,702	21.22	207,771	18.80
Factored receivables	161,789	12.02	139,927	11.38	89,145	7.38	80,007	6.80	79,721	7.21
Real estate
Residential mortgage—portfolio	127,695	9.49	124,681	10.14	142,135	11.76	129,465	11.00	120,056	10.86
Residential mortgage—held for sale	32,049	2.38	33,889	2.76	23,403	1.94	23,756	2.02	33,320	3.02
Commercial mortgage	96,991	7.20	92,614	7.53	96,883	8.02	99,093	8.42	93,215	8.43
Construction and land development	25,624	1.90	24,277	1.97	25,249	2.09	37,161	3.16	30,031	2.72
Loans to individuals	11,370	0.84	12,984	1.06	18,959	1.57	12,103	1.03	12,381	1.12
Loans to depository institutions	15,425	1.15	20,000	1.63	25,000	2.07	27,000	2.30	27,000	2.44
Loans to nondepository institutions	112,882	8.38	35,591	2.90	N/A	—	N/A	—	N/A	—

Total	$1,346,283	100.00%	$1,229,304	100.00%	$1,207,988	100.00%	$1,176,552	100.00%	$1,105,377	100.00%

The following table sets forth the maturities of the Company’s commercial and industrial, factored receivables and construction and land development loans, as of December 31, 2010:

	Due One Year or Less	Due One to Five Years	Due After Five Years	Total Gross Loans

Commercial and industrial	$512,432	$70,398	$37,306	$620,136
Factored receivables	162,070	—	—	162,070
Real estate—construction and land development	12,889	9,150	3,585	25,624

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

Nonaccrual loans at December 31, 2010 decreased $11.3 million compared to December 31, 2009. This primarily reflected decreases of $3.2 million and $11.1 million in commercial and industrial loans and lease financing receivables, respectively, partially offset by an increase of $3.1 million in commercial real estate mortgage loans. Net loan charge-offs in 2010 were $6.3 million higher than those in 2009 (primarily reflecting increases in net charge-offs of $2.8 million for lease financing receivables and $3.0 million for commercial and industrial loans). A worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in the historical levels.

The following table, restated to reflect the disposition of Sterling Financial (see “BUSINESS” beginning on page 1), sets forth the amount of domestic nonaccrual and past due loans of the Company at the end of each of the five most recent fiscal years; there were no foreign loans accounted for on a nonaccrual basis. At December 31, 2010, approximately $6.1 million of equipment financing receivables and residential real estate loans were troubled debt restructurings. See Note 6 beginning on page 77 for additional discussion. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

December 31,	2010	2009	2008	2007	2006

Gross loans	$1,365,296	$1,254,946	$1,245,263	$1,249,128	$1,177,705

Nonaccrual loans
Commercial and industrial	$1,014	$4,231	$816	$610	$1,490
Equipment financing receivables	892	11,960	3,387	2,571	2,933
Factored receivables	—	—	—	—	—
Real estate—residential mortgage	1,614	1,786	3,078	2,786	1,011
Real estate—commercial mortgage	3,124	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	63	416	427

Total nonaccrual loans	6,644	17,977	7,344	6,383	5,861
Past due 90 days or more (other than the above)	4,085	1,194	821	1,329	989

Total	$10,729	$19,171	$8,165	$7,712	$6,850

Interest income that would have been earned on nonaccrual loans outstanding	$902	$1,463	$731	$655	$545

Applicable interest income actually realized on nonaccrual loans outstanding	$204	$743	$321	$222	$335

Nonaccrual and past due loans as a percentage of total gross loans	0.79%	1.53%	0.66%	0.62%	0.58%

At December 31, 2010, commercial and industrial nonaccruals represented 0.16% of commercial and industrial loans. There were 6 loans made to small business borrowers located in 3 states with balances ranging between approximately $33.2 thousand and $497.6 thousand.

At December 31, 2010, equipment financing nonaccruals represented 0.62% of lease financing receivables. The lessees of the equipment are located in 11 states. There were 16 leases ranging between approximately $345 and $268.9 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged off at the earlier of when the lease is past due 120 days or when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At December 31, 2010, residential real estate nonaccruals represented 1.26% of residential real estate loans held in portfolio. There were 12 loans ranging between approximately $10.2 thousand and $413.2 thousand secured by properties located in 6 states.

At December 31, 2010, commercial real estate nonaccruals represented 3.22% of commercial real estate loans. There was one loan for $745.3 thousand and another for $2.4 million secured by property located in 1 state.

At December 31, 2010, other real estate owned consisted of one property valued at $31.7 thousand and another valued at $150.0 thousand located in 2 states.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan losses methodology includes allowance allocations calculated in accordance with FASB Codification Topic 310, Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogenous pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 6—Loans and Allowance for Loan Losses in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the methodology for estimating the appropriate level of the allowance for loan losses.

At December 31, 2010, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.39% and the allowance was $18.2 million. Loans 90 days past due and still accruing amounted to $314 thousand. At such date, the Company’s nonaccrual loans amounted to $6.6 million; $4.5 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310: Receivables, and had a valuation allowance totaling $1.4 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of December 31, 2010. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision taken in 2010. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- and $2.4 million at December 31, 2010 and 2009, respectively.

The following table, restated to reflect the disposition of Sterling Financial (see “BUSINESS” beginning on page 1), sets forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years:

Years Ended December 31,	2010	2009	2008	2007	2006

Average loans held in portfolio, net of unearned discounts, during year	$1,227,049	$1,154,041	$1,120,362	$1,049,206	$984,307

Allowance for loan losses:
Balance at beginning of year	$19,872	$16,010	$15,085	$16,288	$15,369

Charge-offs:
Commercial and industrial	7,212	4,945	2,610	2,620	1,075
Equipment financing receivables	22,509	19,115	3,886	3,345	4,618
Factored receivables	665	514	581	243	223
Real estate—residential mortgage	351	312	58	215	24
Real estate—commercial mortgage	129	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	231	—	—	67	—

Total charge-offs	31,097	24,886	7,135	6,490	5,940

Recoveries:
Commercial and industrial	312	1,042	297	219	786
Equipment financing receivables	902	345	294	316	310
Factored receivables	239	63	26	31	32
Real estate—residential mortgage	—	102	61	30	—
Real estate—commercial mortgage	—	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	48	—	69	110	38

Total recoveries	1,501	1,552	747	706	1,166

Subtract:
Net charge-offs	29,596	23,334	6,388	5,784	4,774

Provision for loan losses	28,500	27,900	8,325	5,853	4,503

Add allowance from acquisition	—	—	—	—	1,845

Less loss on transfers to other real estate owned	538	704	1,012	1,272	655

Balance at end of year	$18,238	$19,872	$16,010	$15,085	$16,288

Ratio of net charge-offs to average loans held in portfolio, net of unearned discounts, during year	2.41%	2.02%	0.57%	0.55%	0.49%

The following table, restated to reflect the disposition of Sterling Financial (see “BUSINESS” beginning on page 1), presents the Company’s allocation of the allowance for loan losses. This allocation is based on estimates by management and may vary from year to year based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category of the Company’s loans held in portfolio may not necessarily be indicative of actual future charge-offs in that loan category.

December 31,	2010		2009		2008		2007		2006

	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio

Domestic
Commercial and industrial	$7,454	47.04%	$6,082	46.03%	$5,530	44.87%	$5,655	44.96%	$6,488	46.82%
Loans to depository institutions	46	1.17	—	1.67	88	2.11	54	2.34	135	2.52
Loans to nondepository institutions	564	8.59	—	2.98	—	—	—	—	—	—
Equipment financing receivables	3,423	10.97	10,249	16.32	6,130	21.59	5,398	21.66	6,356	19.38
Factored receivables	1,424	12.31	971	11.70	933	7.52	1,083	6.94	1,127	7.44
Real estate—residential mortgage (portfolio)	2,497	9.72	1,646	10.43	2,355	12.00	1,988	11.23	1,468	11.20
Real estate—commercial mortgage	2,275	7.38	560	7.75	674	8.18	613	8.60	501	8.69
Real estate—construction and land development	310	1.95	149	2.03	175	2.13	183	3.22	150	2.80
Loans to individuals	119	0.87	80	1.09	88	1.60	15	1.05	—	1.15
Unallocated	126	—	135	—	37	—	96	—	63	—

Total	$18,238	100.00%	$19,872	100.00%	$16,010	100.00%	$15,085	100.00%	$16,288	100.00%

During 2010, the allowance for loan losses decreased $1.6 million from $19.9 million at December 31, 2009 primarily due to a reduction in the allowance allocated to lease financing receivables ($6.8 million) partially offset by increases in the allowance allocated to commercial and industrial loans ($1.4 million), factored receivables ($0.5 million), real estate residential mortgage ($0.9 million), and real estate commercial mortgage ($1.7 million) and real estate construction and land development ($0.2 million). The allowance allocated to lease financing receivables decreased primarily as a result of the lower level of lease financing receivables nonaccrual balances. The increase of the allowance allocated to commercial and industrial loans was primarily the result of the unsteady economic recovery. The allowance to factored receivables increased based on the continued weakening in the consumer sectors. The increase in the allowance allocated to real estate residential mortgage was primarily due to the persistent decline in residential real estate values. As a result of the disruption in the commercial real estate markets, the allowance allocated to real estate commercial mortgage and to real estate construction and land development was increased.

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

During 2007, the allowance for loan losses decreased primarily because of decreases in the allowance allocated to commercial and industrial loans and lease financing receivables more than offset an increase in the allowance allocated to real estate—residential mortgage loans. During 2007 the allowance allocated to commercial and industrial loans decreased primarily as a result of another year of low loss experience in Sterling Resource Funding Corp. compared to its loss experience before the Company acquired it as of April 1, 2006. The allowance allocated to lease financing receivables decreased primarily as a result of improved loss experience in that category in 2007 compared to 2006. The allowance allocated to real estate—residential mortgage loans increased primarily due to increased risks in the real estate market in 2007 compared to 2006 and an increase in the specific valuation allowance for impaired loans.

Deposits

A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits at the end of each of the three most recent fiscal years:

December 31,	2010		2009		2008

	Balances	% of Total	Balances	% of Total	Balances	% of Total

Domestic
Demand	$570,290	32.63%	$546,332	34.56%	$464,572	34.22%
NOW	200,521	11.47	266,343	16.85	224,754	16.55
Savings	18,931	1.08	17,497	1.11	18,083	1.33
Money Market	342,755	19.61	308,175	19.50	321,368	23.67
Time deposits less than $100 thousand	126,834	7.26	140,678	8.90	116,601	8.59
Time deposits greater than $100 thousand	488,433	27.95	301,057	19.04	211,855	15.60

Total domestic deposits	1,747,764	100.00	1,580,082	99.96	1,357,233	99.96
Foreign
Demand	—	—	5	—	13	—
Time deposits greater than $100 thousand	—	—	580	0.04	578	0.04

Total foreign deposits	—	—	585	0.04	591	0.04

Total deposits	$1,747,764	100.0%	$1,580,667	100.00%	$1,357,824	100.00%

The Company began participating in the Certificate of Deposit Account Registry Service (“CDARS”) on January 22, 2009. CDARS deposits totaled approximately $180.7 million at December 31, 2010 and averaged approximately $184.2 million for the year ended December 31, 2010. CDARS deposits totaled approximately $82.3 million at December 31, 2009 and averaged approximately $42.0 million for the year ended December 31, 2009.

Scheduled maturities of time deposits at December 31, 2010 were as follows:

2011	$563,264
2012 and later	52,003

$615,267

Scheduled maturities of time deposits in amounts of $100,000 or more at December 31, 2010 were as follows:

Due within 3 months or less	$147,259
Due after 3 months and within 6 months	197,301
Due after 6 months and within 12 months	117,742
Due after 12 months	26,131

$488,433

Fluctuations of balances in total or among categories at any date can occur based on the Company’s mix of assets and liabilities, as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 50.

Sterling Bancorp
CONSOLIDATED AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST EARNINGS[ 1 ]

Years Ended December 31,	2010			2009			2008

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$31,960	$75	0.23%	$36,804	$85	0.23%	$5,727	$42	0.74%
Investment securities
Available for sale—taxable	394,635	10,863	2.75	350,069	16,575	4.73	390,337	20,453	5.24
Held to maturity—taxable	252,915	10,879	4.30	320,655	15,070	4.70	332,033	15,718	4.73
Tax-exempt[2]	120,634	7,422	6.15	48,761	2,907	5.96	21,799	1,268	5.82
Federal Reserve and Federal Home Loan Bank stock	8,617	448	5.20	9,487	516	5.45	11,908	598	5.02
Federal funds sold	—	—	—	—	—	—	444	8	1.84
Loans, net of unearned discounts[3]	1,262,403	70,104	5.98	1,195,266	71,788	6.38	1,143,648	80,445	7.37

TOTAL INTEREST-EARNING ASSETS	2,071,164	99,791	5.04%	1,961,042	106,941	5.65%	1,905,896	118,532	6.40%

Cash and due from banks	36,810			31,118			49,269
Allowance for loan losses	(21,668)			(19,107)			(16,087)
Goodwill	22,901			22,901			22,901
Other	135,362			118,267			104,649

TOTAL ASSETS	$2,244,569			$2,114,221			$2,066,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,631	11	0.06%	$18,012	18	0.10%	$18,460	59	0.32%
NOW	209,197	472	0.23	211,121	620	0.29	239,944	2,306	0.96
Money market	336,233	2,805	0.83	333,647	3,252	0.97	264,403	4,038	1.53
Time	558,886	6,297	1.13	375,164	7,993	2.13	450,455	15,099	3.35
Foreign
Time	317	3	1.09	578	6	1.09	576	6	1.09

Total interest-bearing deposits	1,123,264	9,588	0.85	938,522	11,889	1.27	973,838	21,508	2.21

Borrowings
Securities sold under agreements to repurchase—customers	47,674	229	0.48	72,892	353	0.48	89,602	1,855	2.07
Securities sold under agreements to repurchase—dealers	5,618	44	0.79	—	—	—	41,808	1,127	2.69
Federal funds purchased	33,192	74	0.22	25,075	51	0.21	50,368	899	1.79
Commercial paper	14,718	45	0.30	13,107	67	0.51	17,806	461	2.59
Short-term borrowings—FHLB	—	—	—	3,411	11	0.31	69,708	1,309	1.88
Short-term borrowings—FRB	3,699	9	0.25	154,726	398	0.26	8,841	47	0.53
Short-term borrowings—other	7,306	18	0.25	1,864	—	—	1,707	35	2.04
Advances—FHLB	132,577	3,482	2.63	149,207	4,432	2.97	137,705	4,053	2.94
Long-term borrowings—subordinated debentures	25,774	2,094	8.38	25,774	2,094	8.38	25,774	2,094	8.38

Total borrowings	270,558	5,995	2.22	446,056	7,406	1.66	443,319	11,880	2.68

Total interest-bearing liabilities	1,393,822	15,583	1.12%	1,384,578	19,295	1.39%	1,417,157	33,388	2.36%

Noninterest-bearing demand deposits	489,184	—		441,087	—		427,105	—

Total including noninterest-bearing demand deposits	1,883,006	15,583	0.83%	1,825,665	19,295	1.06%	1,844,262	33,388	1.81%

Other liabilities	148,410			130,331			102,575

Total Liabilities	2,031,416			1,955,996			1,946,837

Shareholders’ equity	213,153			158,225			119,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,244,569			$2,114,221			$2,066,628

Net interest income/spread		84,208	3.92%		87,646	4.26%		85,144	4.04%

Net yield on interest-earning assets			4.25%			4.63%			4.60%

Less: Tax-equivalent adjustment		2,601			1,021			461

Net interest income		$81,607			$86,625			$84,683

[1]

The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to prior period amounts to conform to current presentation.

[2]	Interest on tax-exempt securities included herein is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

Sterling Bancorp
CONSOLIDATED RATE/VOLUME ANALYSIS[ 1 ]

Increase (Decrease) from Years Ended,	December 31, 2009 to December 31, 2010			December 31, 2008 to December 31, 2009

	Volume	Rate	Total[2]	Volume	Rate	Total[2]

	(in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks	$(10)	$—	$(10)	$90	$(47)	$43

Investment securities
Available for sale—taxable	1,901	(7,613)	(5,712)	(2,021)	(1,857)	(3,878)
Held to maturity—taxable	(2,987)	(1,204)	(4,191)	(553)	(95)	(648)
Tax-exempt	4,419	96	4,515	1,607	32	1,639

Total	3,333	(8,721)	(5,388)	(967)	(1,920)	(2,887)

Federal Reserve and Federal Home Loan Bank stock	(45)	(23)	(68)	(130)	48	(82)

Federal funds sold	—	—	—	(8)	—	(8)
Loans, net of unearned discounts[3]	3,723	(5,407)	(1,684)	3,343	(12,000)	(8,657)

TOTAL INTEREST INCOME	$7,001	$(14,151)	$(7,150)	$2,328	$(13,919)	$(11,591)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$1	$(8)	$(7)	$(1)	$(40)	$(41)
NOW	(7)	(141)	(148)	(252)	(1,434)	(1,686)
Money market	25	(472)	(447)	900	(1,686)	(786)
Time	2,965	(4,661)	(1,696)	(2,260)	(4,846)	(7,106)
Foreign
Time	(3)	—	(3)	—	—	—

Total interest-bearing deposits	2,981	(5,282)	(2,301)	(1,613)	(8,006)	(9,619)

Borrowings
Securities sold under agreements to repurchase—customers	(124)	—	(124)	(297)	(1,205)	(1,502)
Securities sold under agreements to repurchase—dealers	44	—	44	(1,127)	—	(1,127)
Federal funds purchased	20	3	23	(308)	(540)	(848)
Commercial paper	8	(30)	(22)	(98)	(296)	(394)
Short-term borrowings—FHLB	(11)	—	(11)	(692)	(606)	(1,298)
Short-term borrowings—FRB	(375)	(14)	(389)	387	(36)	351
Short-term borrowings—other	—	18	18	—	(35)	(35)
Advances—FHLB	(469)	(481)	(950)	337	42	379

Total borrowings	(907)	(504)	(1,411)	(1,798)	(2,676)	(4,474)

TOTAL INTEREST EXPENSE	$2,074	$(5,786)	$(3,712)	$(3,411)	$(10,682)	$(14,093)

NET INTEREST INCOME	$4,927	$(8,365)	$(3,438)	$5,739	$(3,237)	$2,502

[1]	Amounts are presented on a tax-equivalent basis.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at December 31, 2010, presented on page 56, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of December 31, 2010, the Company was not a party to any financial instrument derivative agreement. On September 14, 2008, an interest rate floor agreement with a notional amount of $50 million expired. At December 31, 2008, there were no amounts receivable under this contract.

The interest rate floor agreement was not designated as a hedge for accounting purposes and therefore changes in the fair value of the instrument were required to be recognized as current income or expense in the Company’s consolidated financial statements. For the years ended December 31, 2010, 2009 and 2008, $-0-, $-0- and $88 thousand were credited to noninterest income, respectively.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2010, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.4% ($3.7 million) and a 6.8% ($7.2 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.9% ($1.0 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2010 was considered to be remote given then-current interest rate levels. As of December 31, 2009, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.6% ($2.7 million) and a 4.9% ($5.1 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.3% ($1.3 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2009 was considered to be remote given then-current interest rate levels.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2011.

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

In December 2008, under the U.S. Treasury’s TARP Capital Purchase Program, we issued to the U.S. Treasury 42,000 of the parent company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, liquidation preference of $1,000 per share (“Series A Preferred Shares”). Cumulative dividends on the Series A Preferred Shares are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter. In conjunction with its purchase of the Series A Preferred Shares, the U.S. Treasury also received a 10-year warrant to purchase up to 516,817 of the parent company’s common shares, at an exercise price of $12.19 per share, for an aggregate purchase price of $6.3 million in cash if the warrant is exercised in full. The allocated carrying values of the warrant and the Series A Preferred Shares on the date of issuance (based on their relative fair values) were $2.6 million and $39.4 million, respectively. The Series A Preferred Shares will be accreted to the redemption price of $42 million over five years. The warrant is exercisable at any time until December 23, 2018, and the number of common shares underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. If, on or before December 31, 2010, we had received aggregate gross cash proceeds of at least $42 million from sales of Tier 1 qualifying perpetual preferred shares or common shares, the number of common shares issuable upon exercise of the warrant would have been reduced by one-half of the original number of common shares so issuable.

At December 31, 2010, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $15.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $66.5 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

The following table sets forth information regarding the Company’s contractual cash obligations as of December 31, 2010:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	After 5 Years

Long-Term Debt[1]	$169,947	$30,000	$10,000	$82,024	$2,149	$—	$45,774
Operating Leases	49,726	4,843	4,481	4,479	4,747	4,550	26,626

Total Contractual Cash Obligations	$219,673	$34,843	$14,481	$86,503	$6,896	$4,550	$72,400

[1] Based on contractual maturity date.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of December 31, 2010:

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total	Less than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	After 5 Years

Residential Loans	$59,108	$59,108	$—	$—	$—	$—	$—
Commercial Loans	27,007	17,785	7,288	—	—	—	1,934

Total Loan Commitments	86,115	76,893	7,288	—	—	—	1,934
Standby Letters of Credit	26,034	19,446	6,588	—	—	—	—
Other Commercial Commitments	68,775	68,590	—	—	—	—	185

Total Commercial Commitments	$180,924	$164,929	$13,876	$—	$—	$—	$2,119

The Company is obligated under certain unfunded benefit plans to make payments to individuals upon their retirement. While the Company is not aware of any near term plans for retirement of executive officers at this time, actuarial expected benefit payments are disclosed in Note 20 beginning on page 95 based on eligibility.

While past performance is not a guarantee of future performance, management believes that the parent company’s funding sources (including dividends from all its subsidiaries) and the bank’s funding sources will be adequate to meet their liquidity requirements in the future.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital at December 31, 2010 and December 31, 2009 is presented in Note 24 beginning on page 107. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2010, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

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

IMPACT OF INFLATION AND CHANGING PRICES

The Company’s financial statements included herein have been prepared in accordance with U.S. GAAP, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “RISKS RELATED TO THE COMPANY’S BUSINESS” beginning on page 17 and under the caption “ASSET/LIABILITY MANAGEMENT” beginning on page 52.

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	1 Year to 5 Years	5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$40,503	$—	$—	$—	$—	$—	$40,503
Investment securities	60,537	172,562	196,397	80,235	279,584	—	789,315
Commercial and industrial loans	460,249	71,388	84,856	3,278	365	(1,913)	618,223
Equipment financing receivables	748	10,698	80,527	64,840	4,241	(16,819)	144,235
Factored receivables	162,070	—	—	—	—	(281)	161,789
Real estate—residential mortgage	19,498	32,452	17,976	29,492	60,326	—	159,744
Real estate—commercial mortgage	14,142	30,140	35,247	17,462	—	—	96,991
Real estate—construction loans	7,872	5,017	9,150	3,585	—	—	25,624
Loans to individuals	9,335	792	1,243	—	—	—	11,370
Loans to nondepository institutions	101,614	10,000	1,268	—	—	—	112,882
Loans to depository institutions	15,425	—	—	—	—	—	15,425
Noninterest-earning assets and allowance for loan losses	—	—	—	—	—	184,356	184,356

Total Assets	891,993	333,049	426,664	198,892	344,516	165,343	2,360,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings	—	—	18,931	—	—	—	18,931
NOW	—	—	200,521	—	—	—	200,521
Money market	267,745	—	75,010	—	—	—	342,755
Time—domestic	176,070	387,194	51,912	91	—	—	615,267
Securities sold under agreements to repurchase—customers	23,016	—	—	—	—	—	23,016
Securities sold under agreements to repurchase—dealers	—	—	5,000	—	—	—	5,000
Federal funds purchased	15,000	—	—	—	—	—	15,000
Commercial paper	14,288	100	—	—	—	—	14,388
Short-term borrowings—other	3,490	—	—	—	—	—	3,490
Advances—FHLB	15,000	15,000	94,173	20,000	—	—	144,173
Long-term borrowings—subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	—	952,142	952,142

Total Liabilities and Shareholders’ Equity	514,609	402,294	445,547	20,091	25,774	952,142	2,360,457

Net Interest Rate Sensitivity Gap	$377,384	$(69,245)	$(18,883)	$178,801	$318,742	$(786,799)	$—

Cumulative Gap at December 31, 2010	$377,384	$308,139	$289,256	$468,057	$786,799	$—	$—

Cumulative Gap at December 31, 2009	$215,345	$223,572	$238,762	$348,921	$707,012	$—	$—

Cumulative Gap at December 31, 2008	$(1,506)	$(119,864)	$(67,838)	$121,095	$620,719	$—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, and the statements of condition of Sterling National Bank as of December 31, 2010 and 2009, notes thereto and the Reports of Independent Registered Public Accounting Firms thereon appear on pages 58–115.

Sterling Bancorp
CONSOLIDATED BALANCE SHEETS

December 31,	2010	2009

	(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$26,824	$24,911
Interest-bearing deposits with other banks	40,503	36,958
Securities available for sale (at estimated fair value; pledged: $95,311 in 2010 and $150,034 in 2009)	390,080	346,526
Securities held to maturity (pledged: $212,606 in 2010 and $278,598 in 2009) (estimated fair value: $400,453 in 2010 and $396,150 in 2009)	399,235	390,539

Total investment securities	789,315	737,065

Loans held for sale	32,049	33,889

Loans held in portfolio, net of unearned discounts	1,314,234	1,195,415
Less allowance for loan losses	18,238	19,872

Loans, net	1,295,996	1,175,543

Federal Reserve and Federal Home Loan Bank stock, at cost	9,365	8,482
Customers’ liability under acceptances	—	27
Goodwill	22,901	22,901
Premises and equipment, net	15,909	9,658
Other real estate	182	1,385
Accrued interest receivable	8,280	9,001
Cash surrender value of life insurance policies	51,512	49,009
Other assets	67,621	56,780

Total assets	$2,360,457	$2,165,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$570,290	$546,337
Savings, NOW and money market deposits	562,207	592,015
Time deposits	615,267	442,315

Total deposits	1,747,764	1,580,667

Securities sold under agreements to repurchase—customers	23,016	21,048
Securities sold under agreements to repurchase—dealers	5,000	—
Federal funds purchased	15,000	41,000
Commercial paper	14,388	17,297
Short-term borrowings—FRB	—	50,000
Short-term borrowings—other	3,490	2,509
Advances—FHLB	144,173	130,000
Long-term borrowings—subordinated debentures	25,774	25,774

Total borrowings	230,841	287,628

Acceptances outstanding	—	27
Accrued interest payable	1,314	1,291
Due to factored clients	91,543	82,401
Accrued expenses and other liabilities	66,253	51,645

Total liabilities	2,137,715	2,003,659

Commitments and contingent liabilities

Shareholders’ Equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 shares	40,602	40,113
Common stock, $1 par value. Authorized 50,000,000 shares; issued 31,138,545 and 22,226,425 shares, respectively	31,139	22,227
Warrant to purchase common stock	2,615	2,615
Capital surplus	236,437	178,734
Retained earnings	11,392	15,828
Accumulated other comprehensive loss	(12,887)	(12,399)

Common stock in treasury at cost, 4,297,782 and 4,119,934 shares, respectively	(86,556)	(85,168)

Total shareholders’ equity	222,742	161,950

Total liabilities and shareholders’ equity	$2,360,457	$2,165,609

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2010	2009	2008

	(dollars in thousands, except per share data)
INTEREST INCOME
Loans	$70,104	$71,788	$80,445
Investment securities
Available for sale—taxable	10,863	16,575	20,453
Held to maturity—taxable	10,879	15,070	15,718
Tax exempt	4,824	1,889	811
Federal Reserve and Federal Home Loan Bank stock	445	513	594
Federal funds sold	—	—	8
Deposits with other banks	75	85	42

Total interest income	97,190	105,920	118,071

INTEREST EXPENSE
Deposits
Savings, NOW and Money Market	3,288	3,890	6,403
Time	6,300	7,999	15,105
Securities sold under agreements to repurchase—customers	229	353	1,855
Securities sold under agreements to repurchase—dealers	44	—	1,127
Federal funds purchased	74	51	899
Commercial paper	45	67	461
Short-term borrowings—FHLB	—	11	1,309
Short-term borrowings—FRB	9	398	47
Short-term borrowings—other	18	—	35
Advances—FHLB	3,482	4,432	4,053
Long-term borrowings—subordinated debentures	2,094	2,094	2,094

Total interest expense	15,583	19,295	33,388

Net interest income	81,607	86,625	84,683
Provision for loan losses	28,500	27,900	8,325

Net interest income after provision for loan losses	53,107	58,725	76,358

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	23,572	18,320	15,713
Service charges on deposit accounts	6,250	5,943	5,418
Trade finance income	2,264	1,891	1,670
Other customer related service charges and fees	777	929	1,121
Mortgage banking income	8,164	9,476	8,619
Trust fees	329	450	571
Income from life insurance policies	1,138	1,098	1,127
Securities gains	3,928	5,561	—
Other-than-temporary impairment loss	—	—	(1,684)
Loss on other real estate owned	(64)	(32)	(326)
Other income	1,275	514	1,071

Total noninterest income	47,633	44,150	33,300

NONINTEREST EXPENSES
Salaries	41,586	39,875	38,523
Employee benefits	12,220	12,293	9,893

Total personnel expense	53,806	52,168	48,416
Occupancy and equipment expenses, net	12,296	11,278	11,365
Advertising and marketing	3,381	3,167	3,914
Professional fees	5,464	5,147	7,873
Communications	1,691	1,665	1,757
Deposit insurance	3,809	4,153	751
Other expenses	11,109	10,967	10,400

Total noninterest expenses	91,556	88,545	84,476

Income before income taxes	9,184	14,330	25,182
Provision for income taxes	2,158	4,908	9,176

Net income	7,026	9,422	16,006
Dividends on preferred shares and accretion	2,589	2,773	102

Net income available to common shareholders	$4,437	$6,649	$15,904

Average number of common shares outstanding
Basic	24,492,279	18,104,619	17,890,997
Diluted	24,495,044	18,126,333	18,107,878
Net income available to common shareholders, per average common share
Basic	$0.18	$0.37	$0.89
Diluted	0.18	0.37	0.88
Dividends per common share	0.36	0.56	0.76

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Years Ended December 31,	2010	2009	2008

	(dollars in thousands)
Net income	$7,026	$9,422	$16,006

Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains on available for sale securities and other investments, arising during the year	2,101	3,039	360
Reclassification adjustment for (gains) losses included in net income	(2,145)	(3,037)	920
Pension liability adjustment—net actuarial (losses) gains	(1,940)	1,935	(7,613)
Reclassification adjustment for amortization of:
Prior service cost	36	36	36
Net actuarial losses	1,460	1,887	850

Other comprehensive (loss) income	(488)	3,860	(5,447)

Comprehensive income	$6,538	$13,282	$10,559

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31,	2010	2009	2008

	(dollars in thousands)
PREFERRED STOCK
Balance at beginning of year	$40,113	$39, 440	$—
Allocated proceeds at issuance	—	—	39,385
Discount accretion	489	673	55

Balance at end of year	$40,602	$40,113	$39,440

COMMON STOCK
Balance at beginning of year	$22,227	$22,203	$21,279
Common shares issued—public offering	8,625	—	—
Common shares issued under stock incentive plan	287	24	924

Balance at end of year	$31,139	$22,227	$22,203

WARRANT TO PURCHASE COMMON STOCK
Balance at beginning of year	$2,615	$2,615	$—
Allocated proceeds at issuance	—	—	2,615

Balance at end of year	$2,615	$2,615	$2,615

CAPITAL SURPLUS
Balance at beginning of year	$178,734	$178,417	$168,869
Common shares issued—public offering	56,256	—	—
Common shares issued under stock incentive plan and related tax benefits	1,190	185	9,501
Stock option compensation expense	257	132	132
Issuance costs for Series A preferred stock	—	—	(85)

Balance at end of year	$236,437	$178,734	$178,417

RETAINED EARNINGS
Balance at beginning of year, as originally reported	$15,828	$19,088	$17,538
Effect of change in accounting for bank-owned life insurance, effective January 1, 2008	—	—	(726)

Balance at beginning of year, as adjusted	15,828	19,088	16,812
Net income	7,026	9,422	16,006
Cash dividends paid—common shares	(8,873)	(10,131)	(13,675)
Cash dividends paid—preferred shares	(2,100)	(1,878)	—
Discount accretion on Series A preferred stock	(489)	(673)	(55)

Balance at end of year	$11,392	$15,828	$19,088

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(12,399)	$(16,259)	$(10,812)
Other comprehensive (loss)/income, net of tax	(488)	3,860	(5,447)

Balance at end of year	$(12,887)	$(12,399)	$(16,259)

TREASURY STOCK
Balance at beginning of year	$(85,168)	$(85,024)	$(75,803)
Surrender of shares issued under stock incentive plan	(1,388)	(144)	(9,221)

Balance at end of year	$(86,556)	$(85,168)	$(85,024)

TOTAL SHAREHOLDERS’ EQUITY
Balance at beginning of year	$161,950	$160,480	$121,071
Net changes during the year	60,792	1,470	39,409

Balance at end of year	$222,742	$161,950	$160,480

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2010	2009	2008

	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$7,026	$9,422	$16,006
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	28,500	27,900	8,325
Depreciation and amortization of premises and equipment	2,436	2,195	2,476
Securities gains	(3,928)	(5,561)	—
Other-than-temporary loss	—	—	1,684
Income from life insurance policies, net	(1,135)	(1,388)	(939)
Deferred income tax (benefit) expense	(2,430)	(6,344)	1,181
Proceeds from sale of loans	493,147	618,857	452,310
Gains on sales of loans, net	(8,176)	(9,480)	(8,587)
Originations of loans held for sale	(484,395)	(619,863)	(447,755)
Amortization of premiums on investment securities	6,993	2,269	406
Accretion of discounts on investment securities	(559)	(1,350)	(628)
Decrease (Increase) in accrued interest receivable	721	(85)	(1,791)
Increase (Decrease) in accrued interest payable	23	(755)	(1,525)
Increase in due to factored clients	9,142	31,780	3,493
Increase (Decrease) in accrued expenses and other liabilities	8,742	(10,150)	(4,798)
Increase in other assets	(8,552)	(7,249)	(6,659)
Loss on OREO	64	32	326

Net cash provided by operating activities	47,619	30,230	13,525

INVESTING ACTIVITIES
Purchase of premises and equipment	(8,687)	(1,149)	(1,965)
Net increase in interest-bearing deposits with other banks	(3,545)	(23,009)	(12,969)
Net (increase) decrease in loans held in portfolio	(126,361)	13,778	(28,002)
Net increase in short-term factored receivables	(21,862)	(30,729)	(9,139)
Decrease in other real estate	1,672	2,196	2,136
Proceeds from calls/sales of securities—available for sale	486,191	395,632	34,555
Proceeds from calls of securities—held to maturity	142,380	40,000	—
Proceeds from prepayments, redemptions or maturities of securities—held to maturity	64,327	82,059	60,673
Proceeds from redemptions of Federal Home Loan Bank Stock	977	4,725	16,556
Purchases of securities—held to maturity	(209,964)	(211,552)	—
Proceeds from prepayments, redemptions or maturities—available for sale	210,749	132,043	153,264
Purchases of securities—available for sale	(744,344)	(378,790)	(404,512)
Purchases of Federal Home Loan Bank stock	(1,860)	(503)	(22,770)
Cash paid in acquisition	—	(21,333)	—

Net cash (used in) provided by investing activities	(210,327)	3,368	(212,173)

FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand deposits	23,953	81,752	(36,438)
Net (decrease) increase in savings, NOW, money market deposits	(29,808)	27,810	96,759
Net increase (decrease) in time deposits	172,952	113,281	(195,155)
Net (decrease) increase in Federal funds purchased	(26,000)	(90,000)	66,000
Net increase (decrease) in securities sold under agreements to repurchase	6,968	(23,286)	(25,920)
Net (decrease) increase in commercial paper and other short-term borrowings	(51,928)	(118,264)	117,906
Increase (Decrease) in long-term borrowings	14,173	(20,000)	110,000
Proceeds from exercise of stock options	403	197	2,589
Proceeds from issuance of preferred shares and warrant to purchase common shares	—	—	42,000
Proceeds from issuance of common stock	64,881	—	—
Cash dividends paid on common shares	(8,873)	(10,131)	(13,674)
Cash dividends paid on preferred shares	(2,100)	(1,878)	—

Net cash provided by (used in) financing activities	164,621	(40,519)	164,067

Net increase (decrease) in cash and due from banks	1,913	(6,921)	(34,581)
Cash and due from banks—beginning of year	24,911	31,832	66,413

Cash and due from banks—end of year	$26,824	$24,911	$31,832

Supplemental disclosure of cash flow information:
Interest paid	$15,559	$20,051	$34,920
Income taxes paid	4,011	5,759	9,245
Loans held for sale transferred to portfolio	1,264	—	3,619
Loans in portfolio transferred to other real estate	533	2,069	2,336
Due to brokers on purchases of securities available for sale	—	—	15,446
Due to brokers on purchases of securities held to maturity	4,998	—	—

See Notes to Consolidated Financial Statements.

Sterling National Bank
CONSOLIDATED STATEMENTS OF CONDITION

December 31,	2010	2009

	(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$26,792	$24,874
Interest-bearing deposits with other banks	40,503	36,958

Securities available for sale (at estimated fair value; pledged: $95,311 in 2010 and $150,034 in 2009)	383,994	345,548
Securities held to maturity (pledged: $212,606 in 2010 and $278,598 in 2009) (estimated fair value: $400,453 in 2010 and $396,150 in 2009)	399,235	390,539

Total investment securities	783,229	736,087

Loans held for sale	32,049	33,889

Loans held in portfolio, net of unearned discounts	1,298,864	1,180,254
Less allowance for loan losses	18,238	19,872

Loans, net	1,280,626	1,160,382

Federal Reserve and Federal Home Loan bank stock, at cost	9,365	8,482
Customers’ liability under acceptances	—	27
Goodwill	1,742	1,742
Premises and equipment, net	15,902	9,646
Other real estate	182	1,385
Accrued interest receivable	8,109	9,000
Cash surrender value of life insurance policies	47,408	45,249
Other assets	73,133	59,741

Total assets	$2,319,040	$2,127,462

LIABILITIES AND SHAREHOLDER’S EQUITY
Noninterest-bearing demand deposits	$607,914	$549,414
Savings, NOW and money market deposits	565,653	620,281
Time deposits	615,267	442,315

Total deposits	1,788,834	1,612,010
Securities sold under agreements to repurchase—customers	23,016	21,048
Securities sold under agreements to repurchase—dealers	5,000	—
Federal funds purchased	15,000	41,000
Short-term borrowings—FRB	—	50,000
Short-term borrowings—other	3,490	2,509
Advances—FHLB	144,173	130,000
Acceptances outstanding	—	27
Accrued interest payable	1,306	1,282
Due to factored clients	91,543	82,401
Accrued expenses and other liabilities	61,018	43,195

Total liabilities	2,133,380	1,983,472

Commitments and contingent liabilities
Shareholder’s Equity
Common stock, $50 par value; Authorized and issued, 358,526 shares	17,926	17,926
Capital surplus	51,263	19,763
Undivided profits	125,983	115,270
Accumulated other comprehensive loss	(9,512)	(8,969)

Total shareholder’s equity	185,660	143,990

Total liabilities and shareholder’s equity	$2,319,040	$2,127,462

See Notes to Consolidated Financial Statements.

Sterling Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sterling Bancorp (the “parent company”) is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment financing, and deposit services. The Company has operations principally in New York and conducts business throughout the United States.

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

The following summarizes the significant accounting policies of the Company with specific references to the FASB Codification.

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

In January 2010, FASB issued guidance that requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, which significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line in statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy are required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

In March 2010, FASB issued guidance that clarifies that the only form of an embedded credit derivative that is exempt from the embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of this guidance became effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.

In July 2010, FASB issued guidance that requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivables, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. This guidance became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

(d) Newly Issued Not Yet Effective Standards

In December 2010, FASB issued guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The provisions of this guidance will be effective for the Company for fiscal year and interim periods beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In December 2010, FASB issued guidance that specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributed to the business combination included in the reported pro forma revenue and earnings. The provisions of this guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In January 2011, FASB issued guidance that temporarily delays the effective date of the disclosures about troubled debt restructuring for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

A periodic review is conducted by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s intent to sell. If the decline is deemed to be other-than-temporary, and the Company does not have the intent to sell and will not likely be required to sell, the security is written down to a new cost basis and the resulting credit component of the loss is reported in noninterest income and the remainder of the loss is recorded in shareholders’ equity. If the Company intends to sell or will be required to sell, the full amount of the other-than-temporary impairment is recorded in noninterest income.

(f) Loans

Loans (including factored accounts receivable), other than those held for sale, are reported at their principal amount outstanding, net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition. Interest earned on loans is credited to income based on loan principal amounts outstanding at appropriate interest rates. Origination and other nonrefundable fees net of direct costs and discounts on loans (excluding factored accounts receivable) are credited to income over the terms of the loans using a method that results in an approximately constant effective yield. Nonrefundable fees on the purchase of accounts receivable are credited to “Accounts receivable management/factoring commissions and other fees” at the time of purchase, which, based on our analysis, does not produce results that are materially different from the results under the amortization method specified in FASB Codification Topic 310: Receivables.

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, and are included under the caption “Loans held for sale” in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans are sold, including servicing rights, without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption “Mortgage banking income” in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company has commitments to fund loans held for sale and commitments to sell loans which are considered derivative instruments under FASB Codification Topic 815: Derivatives and Hedging. The fair values of these free-standing derivative instruments were immaterial at December 31, 2010 and 2009.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Under the provisions of FASB Codification Topic 310: Receivables, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices; or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds fair value, a valuation allowance is required as a component of the allowance for loan losses. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

(g) Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB Codification Topic 310: Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450: Contingencies. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 6—Loans and Allowance for Loan Losses.

(h) Federal Reserve and Federal Home Loan Bank Stock

The bank is required to maintain a minimum level of investment in Federal Home Loan Bank of New York (“FHLB”) stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. FHLB and Federal Reserve Bank (“FRB”) stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are shown separately in the Consolidated Balance Sheets, carried at cost and evaluated for ultimate recovery of par value.

(i) Goodwill and Other Intangible Assets

Goodwill, representing the excess of the purchase price over the fair value of net assets of businesses acquired, reflected in the Consolidated Balance Sheets arose from the parent company’s acquisition of the bank (in 1968) and the acquisition of Sterling Resource Funding Corp (in 2006). Goodwill is assigned to the Corporate lending unit for segment reporting purposes. Effective January 1, 2002, the Company adopted the provisions of FASB Codification Topic 350: Intangibles—Goodwill and Other, under which goodwill is deemed to have an indefinite useful life, and therefore not amortized, and the Company is required to complete an annual assessment by segment for any impairment of goodwill. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company has selected December 31 as the date to perform the annual impairment testing. The impairment would be treated as an expense in the income statement. There was no impairment expense recorded in 2010, 2009 or 2008.

Goodwill is the only intangible asset with an indefinite life on our balance sheet and is tested for impairment using a two-step approach that initially involves the identification of “reporting units” and the estimation of their respective fair values. If the fair value of a reporting unit is less than the carrying value of the reporting unit, a goodwill impairment loss would be recognized as a charge to expense for any excess of the goodwill carrying amount over its implied fair value.

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

(l) Cash Surrender Value of Life Insurance Policies

The bank invested in Bank Owned Life Insurance (“BOLI”) policies to fund certain future employee benefit costs. In addition, the parent company and the bank own endorsement split-dollar life insurance policies on certain key executives. The cash surrender value, net of surrender charges, of these insurance policies is recorded in the Consolidated Balance Sheets under the caption “Cash surrender value of bank owned and other life insurance policies.” Changes in the cash surrender value, net of surrender charges, of BOLI policies are recorded in the Consolidated Statements of Income under the caption “Income from bank owned life insurance policies.” Changes in the cash surrender value, net of surrender charges, of the endorsement split-dollar life insurance policies are netted against premium expense in the Consolidated Statements of Income under the caption “Employee benefits.” As discussed more fully in Note 20 beginning on page 95, the Company adopted new accounting requirements related to bank-owned life insurance included in FASB Codification Topic 715: Compensation—Retirement Benefits on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.

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

(n) Derivative Financial Instruments

The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Company’s Consolidated Balance Sheets. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 120% of the opposite change in the fair value of the derivative and the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the derivative and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. Changes in the fair value of derivative financial instruments not designated as hedges for accounting purposes are reflected in income or expense at measurement dates. At December 31, 2010 and 2009, the Company was not a party to any financial instrument derivative agreement.

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

Starting in 2009, New York State tax law generally requires a REIT that is majority owned by a New York State bank to be included in the bank’s combined New York State tax return. The Company believes that it qualifies for the small-bank exception to this rule. If, contrary to this belief, Sterling Real Estate Holding Company, Inc. were required to be included in the Company’s New York State combined tax return, the Company’s effective tax rate would increase.

Under the small-bank exception, dividends received by the bank from SREHC, a real estate investment trust, are subject to a 60% dividends-received deduction, which results in only 40% of the dividends being subject to New York State tax. Currently, the New York City banking corporation tax operates in the same manner in this respect. The possible reform of the New York State franchise and banking corporation tax laws mentioned under “ITEM 1A. RISK FACTORS—RISKS RELATED TO THE COMPANY’S BUSINESS—Possible New York State Legislative Changes May Negatively Affect the Amount of Taxes We Pay in Future Years” could require SREHC to file a combined New York State return with the Company and substantially eliminate the benefit of the 60% dividends-received deduction by causing generally all of SREHC’s income to be subject to New York State tax as part of the Company’s combined return.

(q) Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased and repurchase agreements.

(r) Stock Incentive Plan

At December 31, 2010, the Company had a stock-based employee compensation plan, which is described more fully in Note 19.

Employee stock options generally expire ten years from the date of grant and become non-forfeitable one year from date of grant, although if necessary to qualify to the maximum extent possible as incentive stock options, these options become exercisable in annual installments. Director non-qualified stock options generally expire five years from the date of grant and become non-forfeitable and become exercisable in four annual installments starting one year from the date of grant. Stock-based compensation is recognized in compensation expense as described more fully in Note 19 over the period from the date of grant to the date on which the options become non-forfeitable.

(s) Earnings Per Common Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested stock awards such as rewards of restricted shares of common shares. Non-vested stock awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

(t) Immaterial Corrections

Management has made an immaterial correction to the classification in prior years’ balance sheet of certain loan principal payments received from borrowers. Since a comparable amount of loan payments has been misclassified in earlier years, the correction also resulted in a decrease of approximately $2.6 million in net cash used in investing activities and an equal decrease in net cash provided by financing activities in 2008. The correction had no effect on the consolidated statements of income. The revisions to the financial statements were not considered material to any prior periods.

(u) Segments

Internal financial information is primarily reported and aggregated in three lines of business; corporate lending, real estate lending and company-wide treasury.

NOTE 2.

ACQUISITION

On April 6, 2009, Sterling Factors Corporation, a subsidiary of the bank, acquired substantially all of the assets and customer accounts of DCD Capital, LLC and DCD Trade Services, LLC for a cash price of $21.3 million. The acquired assets and customer accounts are included in a division of Sterling Factors Corporation under the name Sterling Trade Capital. As part of the purchase, an intangible asset related to the customer contracts and accounts acquired was created and valued at $1.1 million. This intangible asset is being amortized on a straight-line method over the estimated 2-year life of the asset. At December 31, 2010 and 2009, the intangible asset had a carrying value of $138 thousand and $688 thousand, respectively.

NOTE 3.

CASH AND DUE FROM BANKS

The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks.

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The reserves maintained, which are reported in cash and due from banks, were $34.6 million and $35.6 million at December 31, 2010 and 2009, respectively. Average required reserves during 2010 and 2009 were $5.2 million for both years.

Beginning on October 9, 2008, the Federal Reserve started to pay interest on required reserve balances and excess balances. For the years ended December 31, 2010 and 2009, the Company received interest from the Federal Reserve amounting to $76 thousand and $87 thousand, respectively.

NOTE 4.
MONEY MARKET INVESTMENTS

The Company’s money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,		2010	2009	2008

Interest-bearing deposits with other banks
At December 31	—Balance	$40,503	$36,958	$13,949
	—Average interest rate	0.25%	0.24%	1.20%
	—Average original maturity	7 Days	5 Days	68 Days
During the year	—Maximum month-end balance	66,858	78,603	14,431
	—Daily average balance	31,960	36,804	5,727
	—Average interest rate earned	0.23%	0.23%	0.74%
	—Range of interest rates earned	0.06–1.50%	0.06–0.25%	0.05–4.21%

Federal funds sold
At December 31	—Balance	$—	$—	$—
	—Average interest rate	—	—	—
	—Average original maturity	—	—	—
During the year	—Maximum month-end balance	—	—	2,500
	—Daily average balance	—	—	444
	—Average interest rate earned	—	—	1.84%
	—Range of interest rates earned	—	—	1.00–3.00%

NOTE 5.

INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$36,026	$64	$372	$35,718
CMOs (Government National Mortgage Association)	7,218	72	—	7,290
Federal National Mortgage Association	8,750	84	13	8,821
Federal Home Loan Mortgage Corporation	44	2	1	45
Government National Mortgage Association	110	—	1	109

Total residential mortgage-backed securities	52,148	222	387	51,983
Agency notes
Federal National Mortgage Association	30,087	77	—	30,164
Federal Home Loan Bank	10,000	—	59	9,941
Federal Home Loan Mortgage Corporation	49,964	132	110	49,986
Federal Farm Credit Bank	10,000	31	—	10,031

Total obligations of U.S. government corporations and government sponsored enterprises	152,199	462	556	152,105
Obligations of state and political institutions	39,967	780	703	40,044
Single-issuer trust preferred securities	3,879	79	25	3,933
Corporate debt securities	189,091	278	311	189,058
Other securities	5,039	1	100	4,940

Total	$390,175	$1,600	$1,695	$390,080

December 31, 2009

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,882	$—	$5	$2,877
CMOs (Federal Home Loan Mortgage Corporation)	5,563	171	—	5,734
CMOs (Government National Mortgage Association)	9,181	—	133	9,048
Federal National Mortgage Association	21,055	868	71	21,852
Federal Home Loan Mortgage Corporation	10,321	299	—	10,620
Government National Mortgage Association	6,807	351	1	7,157

Total residential mortgage-backed securities	55,809	1,689	210	57,288
Agency notes
Federal National Mortgage Association	20,291	—	835	19,456
Federal Home Loan Bank	83,983	6	1,039	82,950
Federal Home Loan Mortgage Corporation	4,995	—	96	4,899
Federal Farm Credit Bank	24,999	—	669	24,330

Total obligations of U.S. government corporations and government sponsored enterprises	190,077	1,695	2,849	188,923
Obligations of state and political institutions	22,820	1,061	17	23,864
Single-issuer trust preferred securities	4,878	—	395	4,483
Corporate debt securities	127,900	1,382	82	129,200
Other securities	44	12	—	56

Total	$345,719	$4,150	$3,343	$346,526

The carrying value and fair value of securities held to maturity are as follows:

December 31, 2010	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$7,504	$349	$—	$7,853
CMOs (Federal Home Loan Mortgage Corporation)	11,704	572	—	12,276
Federal National Mortgage Association	70,001	4,292	—	74,293
Federal Home Loan Mortgage Corporation	40,583	1,931	—	42,514
Government National Mortgage Association	4,943	605	—	5,548

Total residential mortgage-backed securities	134,735	7,749	—	142,484
Agency notes
Federal National Mortgage Association	84,969	5	1,405	83,569
Federal Home Loan Bank	14,991	—	222	14,769
Federal Home Loan Mortgage Corporation	42,493	4	608	41,889
Federal Farm Credit Bank	5,078	—	42	5,036

Total obligations of U.S. government corporations and government sponsored enterprises	282,266	7,758	2,277	287,747
Obligations of state and political institutions	116,969	118	4,381	112,706

Total	$399,235	$7,876	$6,658	$400,453

December 31, 2009

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

The Company invests principally in obligations of U.S. government corporations and government sponsored enterprises and other investment-grade securities. The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes. The Company determined that it is not more likely than not that the Company would be required to sell any investments before anticipated recovery.

At December 31, 2010, approximately $105.0 million, representing approximately 13.30%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (6 issuers), corporate debt (19 issuers) and equity securities (4 issuers). These investments may pose a higher risk of future impairment charges as result of a continued deterioration or lack of significant improvement of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other than temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$30,494	$372	$—	$—	$30,494	$372
Federal National Mortgage Association	7,269	13	—	—	7,269	13
Federal Home Loan Mortgage Corporation	28	1	—	—	28	1
Government National Mortgage Association	110	1	—	—	110	1

Total residential mortgage-backed securities	37,901	387	—	—	37,901	387
Agency notes
Federal Home Loan Bank	9,941	59	—	—	9,941	59
Federal Home Loan Mortgage Corporation	9,875	110	—	—	9,875	110

Total obligations of U.S. government corporations and government sponsored enterprises	57,717	556	—	—	57,717	556
Obligations of state and political institutions	18,716	703	—	—	18,716	703
Single-issuer trust preferred securities	—	—	2,111	25	2,111	25
Corporate debt securities	92,392	311	—	—	92,392	311
Other securities	4,900	100	—	—	4,900	100

Total	$173,725	$1,670	$2,111	$25	$175,836	$1,695

December 31, 2009

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

At December 31, 2010, the Company held no security positions of issuers of obligations of U.S. government corporations and government sponsored enterprises, obligations of states and political institutions and corporate debt securities, that were in an unrealized loss position for more than 12 months.

The following table presents information regarding available for sale single-issuer, trust preferred securities at December 31, 2010:

	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)

	(in thousands)
Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes	NA	$981	$1,039	$58
NPB Capital Trust II, 7.85%, due 9/30/2032	Yes	NA	126	125	(1)
VNB Capital Trust I, 7.75%, due 12/15/2031	Yes*	BBB–	22	23	1
HSBC Finance, 6.875%, due 1/30/2033, owned by HSBC Group, PLC	No	A	740	761	21
Citigroup Capital VII, 7.125%, due 7/31/2031	Yes*	BB+	1,508	1,491	$(17)
Fleet Capital Trust VIII, 7.20%, due 3/15/2032,	No	BB+
owned by Bank of America Corporation	Yes*		502	494	(8)

Total			$3,879	$3,933	$54

*TARP obligation was repaid prior to December 31, 2010.

At December 31, 2010, the Company held 6 security positions of single-issuer bank trust preferred securities and 34 security positions of corporate debt securities issued by financial institutions all which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s fourth quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

As of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the tables above and believes that it is more likely than not that the Company will not have to sell any such securities before recovery of cost.

During 2008, the Company recognized OTTI charges on 1 trust preferred security and 1 corporate debt security totaling $1.7 million which were included in noninterest income under the caption “Other-than-temporary impairment losses.” These securities were subsequently sold at a minimal gain.

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Agency Notes
Federal National Mortgage Association	$78,564	$1,405	$—	$—	$78,564	$1,405
Federal Home Loan Bank	14,769	222	—	—	14,769	222
Federal Home Loan Mortgage Corporation	36,890	608	—	—	36,890	608
Federal Farm Credit Bank	5,036	42	—	—	5,036	42

Total obligations of U.S. government corporations and government sponsored enterprises	135,259	2,277	—	—	135,259	2,277
Obligations of state and political institutions	94,309	4,103	2,277	278	96,586	4,381

Total	$229,568	$6,380	$2,277	$278	$231,845	$6,658

December 31, 2009

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

At December 31, 2010, the Company held 1 residential mortgaged-backed debt security, in the held to maturity portfolio, that was in an unrealized loss position for more than 12 months. This security was an obligation of a government sponsored enterprise which guarantees principal and interest payments. Management has concluded that the unrealized loss is due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that the Company has the ability to hold this investment until maturity and, given its current intention to do so, anticipates that it will realize the full carrying value of its investment. As a result, the unrealized loss is deemed to be temporary.

Information regarding calls of held to maturity securities is as follows:

Years Ended December 31,	2010	2009	2008

Proceeds	$142,380	$40,000	$—
Gross gains	368	—	—
Gross losses	—	—	—

There were no sales of held to maturity securities in 2010, 2009 or 2008.

Information regarding sales and/or calls of the available for sale securities is as follows:

Years Ended December 31,	2010	2009	2008

Sales:
Proceeds	$169,517	$233,026	$2,555
Gross gains	3,703	5,445	—
Gross losses	—	—	—
Calls:
Proceeds	316,674	162,606	32,000
Gross gains	145	116	—
Gross losses	288	—	—

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank of New York and/or the Federal Reserve Bank of New York, and for other purposes required or permitted by law.

NOTE 6.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,	2010	2009

Loans held for sale, net of valuation reserve ($113 at December 31, 2010 and $7 at December 31, 2009)
Real estate—residential mortgage	$32,049	$33,889

Loans held in portfolio, net of unearned discounts
Commercial and industrial	620,136	551,447
Equipment financing receivables	161,054	219,198
Factored receivables	162,070	140,265
Real estate—residential mortgage	127,695	124,681
Real estate—commercial mortgage	96,991	92,614
Real estate—construction and land development	25,624	24,277
Loans to individuals	11,370	12,984
Loans to depository institutions	15,425	20,000
Loans to nondepository institutions	112,882	35,591

Loans held in portfolio, gross	1,333,247	1,221,057
Less unearned discounts	19,013	25,642

Loans held in portfolio, net of unearned discounts	1,314,234	1,195,415

	$1,346,283	$1,229,304

At December 31, 2010, the bank had qualified loans, at carrying value of approximately $367.8 million, available to secure borrowings from the FHLB and the FRB of which $65.7 million were pledged to secure FHLB borrowings at December 31, 2010. There were no loans pledged at December 31, 2009.

Loan Origination/Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and Loans to Nondepository Institutions

Sterling provides a full range of loans to small and medium-sized businesses with the objective of establishing longer term relationships. Loans generally range in size up to $20 million, tailored to meet customers’ long- and short-term needs, and include secured and unsecured lines of credit and business installment loans.

Loans generally are collateralized by accounts receivable, inventory and other assets. Sterling also provides back-office services, i.e., processing payroll, generating customer invoices, credit collection assistance and related payroll services.

Factoring

Factoring provides a complete finance package that combines working capital financing, credit risk protection, and accounts receivable management for companies in a variety of industries.

Clients can draw an advance as accounts receivables are sold/assigned to Sterling. By purchasing a client’s accounts receivable, Sterling records the receivable as an asset, and records a liability for the funds due to the client. Sterling also, on request, advances funds to its client prior to the collection of receivables, charging interest on such advances and satisfying such advances by the collection of receivables.

Commercial Real Estate

Sterling offers a range of commercial real estate lending including financing on commercial buildings, retail properties and mixed use properties. Loans are predicated on cash flow of the property and the value of the property determined by an independent appraisal.

Loans are made at fixed or floating rates. Fixed rate loans are tied to Treasury or FHLB benchmarks and other indices. Floating rate loans are based on the prime rate or other index.

Equipment Financing

Sterling engages in direct lending and indirect lending. Direct lending is when requests for financing originate with an end user seeking to finance equipment up to 60 months. Indirect lending arises through relationships with equipment financing brokers.

In both cases, underwriting is initiated with full evaluations made based upon the applicant’s historical performance, cash flow projections and value of equipment.

Residential Mortgage

Residential mortgage loans, principally on single-family residences, are made primarily for re-sale into the secondary market. Offering both fixed and adjustable rate residential mortgage loan products, mortgages are focused on conforming credit, government insured FHA and other high quality loan products. Jumbo loans are also originated for sale into the secondary market, or brokered to third party providers.

The Company maintains an independent loan review process that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders.

Concentrations of Credit

There are no industry concentrations (exceeding 10% of loans, gross) of loans held in portfolio. Approximately 69% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 20.7% or $26.8 million and 22.4% or $29.2 million of the Company’s net interest income and noninterest income are related to real estate lending in 2010 and 2009, respectively. Real estate prices in the U.S. market decreased significantly during 2009 and have continued to decrease in 2010. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage related revenues.

As of December 31, 2010, approximately 67.0% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans

Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at December 31, 2010 or 2009.

Nonperforming Loans

Nonaccrual loans are those on which the accrual of interest has ceased. Loans, including loans that are individually identified as being impaired under FASB Codification Topic 310: Receivables, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans only to the extent received in cash. Where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status when interest and principal payments are brought current and future payments are reasonable assured.

Nonaccrual loans at December 31, 2010 and 2009 totaled $6.6 million and $18.0 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2010, 2009 and 2008, in accordance with their original terms, is estimated to be $902 thousand, $1.5 million and $731 thousand, respectively, for the years then ended. Applicable interest income actually realized was $204 thousand, $743 thousand and $321 thousand, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

The following table sets forth the amount of nonaccrual loans of the Company at the end of each of the two most recent fiscal years.

December 31,	2010	2009

Nonaccrual loans
Commercial and industrial	$1,014	$4,231
Equipment financing receivables	892	11,960
Factored receivables	—	—
Real estate—residential mortgage	1,614	1,786
Real estate—commercial mortgage	3,124	—
Real estate—construction and land development	—	—
Loans to individuals	—	—

Total nonaccrual loans	$6,644	$17,977

The following table provides information regarding the past due status of loans at December 31, 2010:

December 31, 2010	30–59 Days Past Due	60–89 Days Past Due	90 & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing

Commercial and industrial	$16,899	$4,693	$1,015	$22,607	$595,616	$618,223	$1
Equipment financing receivables	1,399	579	958	2,936	141,299	144,235	66
Factored receivables	3,321	662	247	4,230	157,559	161,789	247
Real estate—residential mortgage—portfolio	3,297	2,515	1,614	7,426	152,318	159,744	—
Real estate—commercial mortgage	9,626	—	3,124	12,750	84,241	96,991	—
Real estate—construction and land development	—	—	—	—	25,624	25,624	—
Loans to individuals	52	—	—	52	11,318	11,370	—
Loans to depository institutions	—	—	—	—	15,425	15,425	—
Loans to nondepository institutions	—	—	—	—	112,882	112,882	—

Total loans, net of unearned discount	$34,594	$8,449	$6,958	$50,001	$1,296,282	$1,346,283	$314

At December 31, 2009, loans 90 days past due and still accruing included $849 thousand of commercial and industrial loans and $345 thousand equipment financing receivables.

Impaired Loans

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans on a loan-by-loan basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

When the ultimate collectibility of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectibility of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of the expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.

December 31, 2010	Recorded Investment in Impaired Loans	Principal Balance With No Allowance	Principal Balance With Allowance	Related Allowance	Average Recorded Investment in Impaired Loans

Commercial and industrial	$2,236	$584	$4,243	$605	$1,598
Equipment financing receivables	414	—	414	33	1,095
Factored receivables	—	—	—	—	—
Real estate—residential mortgage	4,904	—	4,990	1,104	3,681
Real estate—commercial mortgage	3,124	—	3,124	1,100	1,725
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Loans to nondepository institutions	—	—	—	—	—

Total	$10,678	$584	$12,771	$2,842	$8,099

December 31, 2009

Commercial and industrial	$1,666	$2,720	$577	$129	$527
Equipment financing receivables	619	—	619	61	3,339
Factored receivables	—	—	—	—	—
Real estate—residential mortgage	3,249	—	3,304	489	1,289
Real estate—commercial mortgage	—	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Loans to nondepository institutions	—	—	—	—	—

Total	$5,534	$2,720	$4,500	$679	$5,155

The average recorded investment in accruing impaired restructured loans was approximately $4.5 million, $3.2 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The recognition of interest income on these accruing impaired loans is based upon an individual assessment of each loan; however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized on these loans during impairment was approximately $60 thousand, $270 thousand and $90 thousand for 2010, 2009 and 2008, respectively.

As of December 31, 2008, $4.2 million of loans were judged to be impaired within the scope of FASB Codification Topic 310: Receivables, with interest income recognized on a cash basis. The average recorded investment in impaired loans during the year ended December 31, 2008 was approximately $4.3 million. The application of FASB Codification Topic 310: Receivables indicated that these loans required valuation allowances totaling $285 thousand at December 31, 2008, which are included within the overall allowance for loan losses. The interest income that would have been earned on impaired loans outstanding at December 31, 2010, 2009 and 2008 in accordance with their original terms is estimated to be $202 thousand, $323 thousand and $23 thousand, respectively, for the years then ended. Applicable interest income actually realized on a cash basis was $184 thousand, $270 thousand and $-0-, respectively, for the aforementioned years, and there were no commitments to lend additional funds on impaired loans.

Credit Quality Indicators

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of loans, (ii) the level of classified loans, (iii) charge-offs, (iv) nonperforming loans and (v) the general economic conditions in the New York metropolitan area.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company has a process for analyzing non-homogeneous loans, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk. This analysis occurs at varying times based on the type of loan as well as the loan balance and occurs at least once every 18 months for those loans greater than $500,000.

For homogeneous loan pools, such as residential mortgages, leases, consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at December 31, 2010 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at December 31, 2010 is presented in the recorded investment in nonaccrual loans table above.

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans under $100,000 are not risk rated. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

• Risk Rating 1 & 2/High Quality/Minimal Risk—These loans are well secured by liquid or high quality, diversified, and readily marketable securities within the bank’s defined margin requirements including cash surrender value of life insurance, or loans to strong privately held obligors secured by real estate with satisfactory loan to value, and support guarantors. They could include loans to publicly traded entities with strong credit ratings (A-1 or better) with Moody’s or Standard & Poor’s.

• Risk Rating 3 & 4/Very Good/Good Quality—These loans can be either unsecured or secured (with monthly monitoring of Accounts Receivable and/or Inventory) to adequately or moderately capitalized privately held obligors with satisfactory sales, revenue, earnings trends, cash flow, and leverage. These secured loans may be monitored in the Asset Based Lending or the Factoring Department to include control of cash receipts and defined formula advances. These categories could include loans to publicly traded entities with credit ratings of A-3 or lower by Moody’s or Standard & Poor’s.

• Risk Rating 5/Watch List—These loans are to companies with uneven financial performance containing exceptions to loan policy without mitigating factors. These loans may exist when the obligors experience temporary credit and/or structural deficiencies. Such credits have not been criticized by Loan Review. Close supervision is warranted to avoid further deterioration.

• Risk Rating 6/Special mention (OCC Definition)—Other Assets Especially Mentioned (OAEM) are loans that are currently protected but are potentially weak. Special Mention ratings have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date. Such assets constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

• Risk Rating 7/Substandard (OCC Definition)—These loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.

• Risk Rating 8/doubtful (OCC Definition)—These loans have all the weakness inherent in one classified as substandard with the added characteristics that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidating procedures, capital injection, perfecting liens or additional collateral and refinancing plans.

• Risk Rating 9/Loss (OCC Definition)—These loans are classified as Loss and charged off because they are determined to be uncollectible and unbankable assets. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. The bank should not be allowed to attempt long-term recoveries while the asset remains booked. Losses should be taken in the period in which they are determined to be uncollectible.

The following table presents weighted average risk grades and classified loans by class of commercial loan. Classified loans include loans in Risk Grades 6, 7 and 8.

December 31, 2010	Weighted Average Risk Grade	Classified Loans

Commercial and industrial	3.32	$3,450
Factored receivables	2.76	—
Real estate—commercial mortgage	3.36	3,124
Real estate—construction and land development	4.55	5,249
Loans to depository institutions	3.00	—
Loans to nondepository institutions	3.06	—

Total	3.24	$11,823

Allowance for Loan Losses

The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risk inherent in the loan portfolio. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses.

The Company’s allowance for loan loss methodology is based on guidance provided by the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve system, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of Thrift Supervision in December 2006 and includes an allowance allocation calculated in accordance with U.S. GAAP guidance in FASB Codification Topic 310: Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450: Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.

The level of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated to specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses includes (1) specific valuation allowances for impaired loans evaluated in accordance with FASB Codification Topic 310: Receivables; (2) formulaic allowances based on historical loss experience by loan category, adjusted, as necessary, to reflect the impact of current conditions; and (3) unallocated general valuation allowances determined in accordance with FASB Codification Topic 450: Contingencies based on general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowance established for losses on specific loans is based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all loans. When a loan has a calculated grade of 6 or higher, an analysis is performed to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the portion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. During 2010 the Company revised its historical loss ratio calculation to reflect a five year history from a ten year history to reflect the current loss experience. The Company’s pool of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, residential real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:

•	Estimated future losses in all significant loans

•	Existence and effect of any concentrations of credit

•	Existence and effect of any geographic concentration

•	Other external factors such as competition, legal matters or regulation that may affect risk

•	Effect of criticized and classified loans

•	Effects from risk arising with international lending

•	Effectiveness of internal problem loan identification and risk ratings

•	Trends in portfolio volume, maturity and compositions of loans within segments

•	Volumes and trends in delinquencies and nonaccrual loans

•	Changes in the quality of lending policies and procedures

•	Changes in local and national economic conditions

•	Experience, ability and depth of lending staff

•	Changes in value of underlying collateral

Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined based on degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

Loans are generally charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as losses by management, internal loan review and/or bank examiners. Furthermore, equipment financing receivable and revolving credit lines to small businesses are charged-off at the earlier of when payments are 120 days past due or when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee/borrower, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

The following table presents the activity in the allowance for the periods shown:

Years Ended December 31,	2010	2009	2008

Allowance for loan losses:
Balance at beginning of year	$19,872	$16,010	$15,085

Charge-offs:
Commercial and industrial	7,212	4,945	2,610
Equipment financing receivables	22,509	19,115	3,886
Factored receivables	665	514	581
Real estate—residential mortgage	351	312	58
Real estate—commercial mortgage	129	—	—
Real estate—construction and land development	—	—	—
Loans to individuals	231	—	—

Total charge-offs	31,097	24,886	7,135

Recoveries:
Commercial and industrial	312	1,042	297
Equipment financing receivables	902	345	294
Factored receivables	239	63	26
Real estate—residential mortgage	—	102	61
Real estate—commercial mortgage	—	—	—
Real estate—construction and land development	—	—	—
Loans to individuals	48	—	69

Total recoveries	1,501	1,552	747

Subtract:
Net charge-offs	29,596	23,334	6,388

Provision for loan losses	28,500	27,900	8,325

Less loss on transfers to other real estate owned	538	704	1,012

Balance at end of year	$18,238	$19,872	$16,010

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Ending Allowance Balance			Loan Balances

	Attributable to Loans Evaluated for Impairment			Evaluated for Impairment

	Individually	Collectively	Total	Individually	Collectively	Total

Commercial and industrial	$605	$6,849	$7,454	$2,236	$615,987	$618,223
Equipment financing receivables	33	3,390	3,423	414	143,821	144,235
Factored receivables	—	1,424	1,424	—	161,789	161,789
Real estate—residential mortgage (portfolio)	1,104	1,393	2,497	4,904	122,791	127,695
Real estate—commercial mortgage	1,100	1,175	2,275	3,124	93,867	96,991
Real estate—construction and land development	—	310	310	—	25,624	25,624
Loans to individuals	—	119	119	—	11,370	11,370
Loans to depository institutions	—	46	46	—	15,425	15,425
Loans to nondepository institutions	—	564	564	—	112,882	112,882
Unallocated			126			—

Total	$2,842	$15,270	$18,238	$10,678	$1,303,556	$1,314,234

NOTE 7.

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

NOTE 8.

PREMISES AND EQUIPMENT

The following table presents information on premises and equipment:

December 31,	2010	2009

Land and building	$344	$322
Furniture and equipment	14,526	13,701
Leasehold improvements	16,085	11,399

	30,955	25,422
Accumulated amortization and depreciation	15,046	15,764

Premises and equipment, net	$15,909	$9,658

NOTE 9.

INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,	2010	2009	2008

Interest expense
Interest-bearing deposits in domestic offices
Savings	$11	$18	$59
NOW	472	620	2,306
Money Market	2,805	3,252	4,038
Time
Three months or less	2,665	3,493	3,674
More than three months through twelve months	3,086	3,807	10,203
More than twelve months through twenty-four months	270	295	793
More than twenty-four months through thirty-six months	212	345	376
More than thirty-six months through forty-eight months	23	8	39
More than forty-eight months through sixty months	41	45	14
More than sixty months	—	—	—

	9,585	11,883	21,502
Interest-bearing deposits in foreign offices
Time
Three months or less	3	4	4
More than three months through twelve months	—	2	2

Total	$9,588	$11,889	$21,508

The aggregate of time certificates of deposit and other time deposits in denominations of $100 thousand or more was $488.4 million and $301.6 million at December 31, 2010 and 2009, respectively.

The following table provides certain information with respect to the Company’s deposits at the end of the two most recent fiscal years:

December 31,	2010	2009

Domestic
Demand	$570,290	$546,337
NOW	200,521	266,343
Savings	18,931	17,497
Money Market	342,755	308,175
Time deposits by remaining maturity:
Three months or less	176,070	195,233
More than three months through six months	228,635	78,959
More than six months through twelve months	158,559	115,432
More than twelve months through twenty-four months	32,645	24,105
More than twenty-four months through thirty-six months	13,624	22,312
More than thirty-six months through forty-eight months	5,177	282
More than forty-eight months through sixty months	466	5,412
More than sixty months	91	—

Total domestic	1,747,764	1,580,087

Foreign
Three months or less	—	395
More than three months through six months	—	185

Total foreign	—	580

Total	$1,747,764	$1,580,667

The Company began participating in the Certificate of Deposit Account Registry Service (“CDARS”) on January 22, 2009. CDARS deposits totaled approximately $180.7 million and $82.3 million at December 31, 2010 and December 31, 2009, respectively.

NOTE 10.

SHORT-TERM BORROWINGS

The following table presents information regarding short-term borrowings:

Years Ended December 31,	2010	2009	2008

Federal funds purchased
At December 31 —Balance	$15,000	$41,000	$131,000
—Average interest rate	0.15%	0.16%	0.30%
—Average original maturity	1 Day	1 Day	1 Day
During the year —Maximum month-end balance	105,000	87,000	131,000
—Daily average balance	33,192	25,075	50,368
—Average interest rate paid	0.22%	0.21%	1.79%
—Range of interest rates paid	0.10–0.35%	0.06–0.50%	0.19–4.56%

Commercial paper
At December 31 —Balance	$14,388	$17,297	$11,732
—Average interest rate	0.29%	0.31%	0.94%
—Average original maturity	45 Days	34 Days	35 Days
During the year —Maximum month-end balance	16,927	17,297	24,650
—Daily average balance	14,718	13,107	17,806
—Average interest rate paid	0.30%	0.51%	2.59%
—Range of interest rates paid	0.20–0.65%	0.15–2.25%	0.75–4.95%

Short-term borrowings—FHLB
At December 31 —Balance	$—	$—	$75,000
—Average interest rate	—	—	0.46%
—Average original maturity	—	—	1 Day
During the year —Maximum month-end balance	—	—	120,000
—Daily average balance	—	3,411	69,708
—Average interest rate paid	—	0.31%	1.88%
—Range of interest rates paid	—	0.45–0.63%	0.38–4.44%

Short-term borrowings—FRB
At December 31 —Balance	$—	$50,000	$100,000
—Average interest rate	—	0.25%	0.35%
—Average original maturity	—	70 Days	56 Days
During the year —Maximum month-end balance	25,000	235,000	100,000
—Daily average balance	3,699	154,726	8,841
—Average interest rate paid	0.25%	0.26%	0.53%
—Range of interest rates paid	0.25%	0.25–0.50%	0.28–2.50%

Short-term borrowings—treasury tax and loan and term Federal funds purchased
At December 31 —Balance	$3,490	$2,509	$1,338
—Average interest rate	—	—	0.11%
—Average original maturity	1 Day	1 Day	3 Days
During the year —Maximum month-end balance	46,779	4,262	5,250
—Daily average balance	7,306	1,864	1,707
—Average interest rate paid	0.25%	—	2.04%
—Range of interest rates paid	-0- –0.40%	—	0.16–3.94%

The parent company has agreements with banks for back-up lines of credit for which it pays a fee at the annual rate of ¼ of 1% times the line of credit extended. At December 31, 2010, these back-up bank lines of credit totaled $19 million; no lines were used at any time during 2010, 2009 or 2008.

NOTE 11.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by obligations of U.S. government corporations and government sponsored enterprises and corporate debt obligations with a carrying amount of $31.6 million and $24.8 million at December 31, 2010 and 2009, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

Years Ended December 31,	2010	2009	2008

Securities sold under agreements to repurchase—customers
At December 31 —Balance	$23,016	$21,048	$44,334
—Average interest rate	0.45%	0.46%	1.09%
—Average original maturity	35 Days	36 Days	32 Days
During the year —Maximum month-end balance	55,998	80,960	99,103
—Daily average balance	47,674	72,892	89,602
—Average interest rate paid	0.48%	0.48%	2.07%
—Range of interest rates paid	0.35–0.65%	0.25–2.00%	0.75–4.60%

Securities sold under agreements to repurchase—dealers
At December 31 —Balance	$5,000	$—	$—
—Average interest rate	1.30%	—	—
—Average original maturity	731 Days	—	—
During the year —Maximum month-end balance	39,893	—	72,923
—Daily average balance	5,618	—	41,808
—Average interest rate paid	0.79%	—	2.69%
—Range of interest rates paid	0.25–1.30%	—	2.10–5.02%

NOTE 12.

ADVANCES—FHLB AND LONG-TERM BORROWINGS

These borrowings represent advances from the FHLB and junior subordinated debt securities issued by the parent company.

The following table presents information regarding fixed rate FHLB advances:

				December 31,
Advance Type	Interest Rate	Maturity Date	Initial Call Date
				2010	2009

Callable	4.70%	2/22/11	2/20/03	$10,000	$10,000
Callable	3.19	1/16/13	1/16/09	20,000	20,000
Callable	1.96	2/28/13	3/2/09	10,000	10,000
Callable	1.834	3/19/13	3/19/09	10,000	10,000
Callable	2.318	3/19/13	3/19/09	10,000	10,000
Callable	2.155	3/29/10	3/27/09	—	10,000
Callable	2.53	5/6/13	2/6/09	10,000	10,000
Callable	2.57	7/2/18	1/2/09	10,000	10,000
Callable	2.505	8/8/18	2/9/09	10,000	10,000
Callable	2.94	9/5/13	3/5/09	10,000	10,000
Callable	2.783	9/12/13	3/12/09	10,000	10,000
Term	2.26	7/16/12	—	10,000	10,000
Term	1.73	4/12/13	—	2,024	—
Term	2.13	4/14/14	—	2,149	—
Term	0.70	8/4/11	—	10,000	—
Term	0.55	3/23/11	—	5,000	—
Term	0.61	9/23/11	—	5,000	—

Total				$144,173	$130,000

Weighted-average interest rate				2.42%	2.69%

Under the terms of a collateral agreement with the FHLB, advances are secured by stock in the FHLB and by certain qualifying assets (primarily mortgage-backed securities) having market values at least equal to 110% of the advances outstanding. After the initial call date, each callable advance is callable by the FHLB quarterly from the initial call date, at par.

In February 2002, the parent company completed its issuance of trust capital securities (“capital securities”) that raised $25 million ($24.1 million net proceeds after issuance costs). The 8.375% capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I (the “trust”), a wholly-owned non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25.8 million junior subordinated debt securities that pay interest at 8.375% (“debt securities”) issued by the parent company. The Company is not considered the primary beneficiary of the trust (which is a VIE), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The debt securities are due concurrently with the capital securities which may not be redeemed, except under limited circumstances, until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to the date of redemption. The Company may also reduce outstanding capital securities through open market purchases. During 2010 and 2009, the parent company did not purchase any capital securities; during 2008, the parent company purchased in the open market $817 thousand par amount of the capital securities at an aggregate cost of $786 thousand. These securities are included in the Company’s securities available for sale. These securities are considered to be outstanding for the payment of dividends but are considered to be redeemed for the calculation of the regulatory capital ratios. During 2010, the Company’s tax-qualified defined benefit pension plan (the “Plan”) did not purchase any capital securities. During 2009, the Plan purchased in the open market $652 thousand par amount of the capital securities at an aggregate cost of $495 thousand. As a result of these repurchases, the amounts of capital securities held by third parties at December 31, 2010 and 2009 were $22.8 million and $22.8 million, respectively. Dividends and interest are paid quarterly.

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

Notwithstanding that the accounts of the trust are not included in the Company’s consolidated financial statements, the amount of capital securities issued by the trust and held by third parties is included in the Tier 1 capital of the parent company for regulatory capital purposes as allowed by the Federal Reserve Board. In March 2005, the Federal Reserve Board adopted a rule that would continue to allow the inclusion of capital securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after March 31, 2011, the aggregate amount of capital securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Based on the final rule, the parent company currently expects to continue to include the amount of capital securities held by third parties in Tier 1 capital.

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

NOTE 14.

PREFERRED STOCK

The parent company is authorized to issue up to 644,389 shares of preferred stock, $5 par value, in one or more series. The following table presents information regarding the parent company’s preferred stock issued and outstanding:

December 31,	2010	2009

Series A shares. Issued and outstanding—42,000 shares, at liquidation value	$42,000	$42,000

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

The Series A Preferred Shares and the warrant issued under the TARP program qualify and are accounted for as permanent equity on the Company’s Consolidated Balance Sheet. Of the $42 million in total issuance proceeds, $39.4 million and $2.6 million were allocated to the Series A Preferred Shares and the warrant, respectively, based upon their estimated fair values as of December 23, 2008. The resulting discount of $2.6 million recorded for the Series A Preferred Shares is being accreted by a charge to retained earnings over a five-year estimated life of the preferred shares based on the likelihood of their redemption by the parent company within that timeframe. Accretion of discount amounted to $489 thousand in 2010, $673 thousand in 2009 and $55 thousand in 2008.

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

NOTE 15.

COMMON STOCK

The following table provides information regarding the number of common shares issued:

	Number of Shares Issued

Years Ended December 31,	2010	2009

Issued at beginning of year	22,226,425	22,202,419
Shares issued—public offering	8,625,000	—
Shares issued under stock incentive plan	287,120	24,006

Issued at end of year	31,138,545	22,226,425

NOTE 16.

TREASURY STOCK

The following table provides information regarding the number of shares held by the Company:

	Number of Shares Held

Years Ended December 31,	2010	2009

Held at beginning of year	4,119,934	4,107,191
Surrender of shares issued under incentive compensation plan	177,848	12,743

Held at end of year	4,297,782	4,119,934

NOTE 17.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Information related to the components of accumulated other comprehensive (loss) income is as follows with related tax effect:

	2010	2009	2008

Other Comprehensive Income (Loss)
Unrealized holding gains on available for sale securities and other instruments, arising during the period:
Before tax	$3,846	$5,564	$664
Tax effect	(1,745)	(2,525)	(304)

Net of tax	2,101	3,039	360

Reclassification adjustment for securities (gains) losses included in net income:
Before tax	(3,928)	(5,561)	1,684
Tax effect	1,783	2,524	(764)

Net of tax	(2,145)	(3,037)	920

Pension liability adjustment—net actuarial (losses) gains:
Before tax	(3,551)	3,544	(13,938)
Tax effect	1,611	(1,609)	6,325

Net of tax	(1,940)	1,935	(7,613)

Reclassification adjustment for amortization of prior service cost:
Before tax	67	67	67
Tax effect	(31)	(31)	(31)

Net of tax	36	36	36

Reclassification adjustment for amortization of net actuarial losses:
Before tax	2,673	3,454	1,557
Tax effect	(1,213)	(1,567)	(707)

Net of tax	1,460	1,887	850

Other comprehensive (loss) income	$(488)	$3,860	$(5,447)

The following table presents the components of accumulated other comprehensive loss as of December 31, 2010 and 2009 included in shareholders’ equity:

	Pre-tax Amount	Tax Effect	After-tax Amount

December 31, 2010
Net unrealized gain on securities	$343	$(161)	$182
Adjustment for underfunded pension and postretirement life insurance obligations	(23,881)	10,812	(13,069)

Total	$(23,538)	$10,651	$(12,887)

December 31, 2009
Net unrealized gain on securities	$425	$(203)	$222
Adjustment for underfunded pension and postretirement life insurance obligations	(23,073)	10,452	(12,621)

Total	$(22,648)	$10,249	$(12,399)

NOTE 18.

RESTRICTIONS ON THE BANK

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Approval by the Comptroller of the Currency is required if the effect of dividends declared would cause the regulatory capital of the bank to fall below specified minimum levels. Additionally, all national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. Under the foregoing restrictions, as of December 31, 2010 the bank could pay dividends of approximately $32.3 million to the parent company, without regulatory approval.

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

NOTE 19.

STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan (“the plan”) covering up to 100,000 common shares of the parent company. Under the plan, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock or, a combination of these. The plan is administered by a committee of the Board of Directors. Since the inception of the plan, shareholders have approved amendments increasing the number of shares covered under the plan; the total number of shares authorized by shareholders through December 31, 2010 was 2,650,000. The plan provides for proportional adjustment to the number of shares covered by the plan and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock dividends. After giving effect to stock option and restricted stock awards granted and the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split in the form of a stock dividend effected in December 2004, the five-for-four stock split in the form of a stock dividend effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000, and the 5% stock dividend paid in December 1999, shares available for grant were 649,190, at December 31, 2010. The Company issues new shares to satisfy stock option exercises. The total intrinsic value of stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $171 thousand, $61 thousand and $4.4 million, respectively.

Stock Options

The following tables present information on the qualified and non-qualified stock options outstanding (after the effect of the stock dividends/splits discussed above) as of December 31, 2010, 2009 and 2008 and changes during the years then ended:

	2010		2009		2008

Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	204,112	$12.46	231,898	$12.11	445,557	$10.87
Exercised	(53,754)	6.94	(24,006)	8.69	(167,824)	9.42
Reclassified[1]	—	—	—	—	(42,055)	9.53
Forfeited	—	—	(3,780)	14.60	(3,780)	14.60

Outstanding at end of year	150,358	14.43	204,112	12.46	231,898	12.11

Options exercisable at end of year	143,502		190,401		198,815

	2010		2009		2008

Non-Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding at beginning of year	460,102	$15.49	533,338	$16.34	1,319,133	$12.85
Exercised	(149,638)	6.94	—	—	(756,064)	9.64
Reclassified[1]	—	—	—	—	42,055	9.53
Forfeited/Lapsed	(38,075)	20.03	(73,236)	21.65	(71,786)	18.75

Outstanding at end of year	272,389	19.55	460,102	15.49	533,338	16.34

Options exercisable at end of year	177,389		350,646		409,434

[1]	As a result of retirements and terminations. Since these provisions were included in the original terms of the awards, these reclassifications are not considered modifications for accounting purposes.

At December 31, 2010, no qualified or NQSO stock options were outstanding, exercisable and in-the-money. The Company believes that all unvested stock options will ultimately vest.

The following table presents information regarding qualified and non-qualified stock options outstanding at December 31, 2010:

	Options Outstanding				Options Exercisable

	Range of Exercise Prices	Number Outstanding at 12/31/10	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/10	Weighted-Average Exercise Price

Qualified	$10.61–14.60	150,358	1.06 years	$14.43	143,502	$14.43
Non-Qualified	14.60–26.94	272,389	2.58 years	19.55	177,389	20.39

Director NQSOs expire five years from the date of the grant and become exercisable in four annual installments, starting one year from the date of the grant, or upon the earlier of death or disability of the grantee. Employee stock options generally expire ten years from the date of the grant and vest one year from the date of grant. Although, if necessary to qualify to the maximum extent possible as ISOs, these options become exercisable in annual installments. Employee stock options which become exercisable over a period of more than one year are generally subject to earlier exercisability upon the termination of the grantee’s employment for any reason more than one year following grant. Amounts received upon exercise of options are recorded as common stock and capital surplus. The additional tax benefit received by the Company upon exercise of a NQSO is credited to capital surplus.

There were no options granted during 2010, 2009 or 2008.

Under the provisions of FASB Codification Topic 718: Compensation—Stock Compensation, the Company recorded compensation expense of $109 thousand, $132 thousand and $132 thousand during the years ended December 31, 2010, 2009 and 2008, respectively, for option awards in 2006 and 2007. As of December 31, 2010, the total remaining unrecognized compensation cost related to option awards was $103 thousand, which is expected to be recognized over a weighted-average vesting period of 1.2 years.

The tax benefit recognized as a credit to capital surplus upon the exercise of NQSOs amounted to approximately $66 thousand at December 31, 2010, $-0- at December 31, 2009 and $1.6 million at December 31, 2008.

Restricted Stock

On March 25, 2010, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 40,000 shares of restricted stock to the 8 non-management directors (“director restricted shares”) and 43,728 restricted shares to the Chairman, President, and 5 Executive Vice Presidents (“officer restricted shares”). The director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and are also limited by the 2008 agreement between the Company and the U.S. Treasury. The director restricted shares and the officer restricted shares were issued at $9.23 per share, the closing price on the date of the grant. The agreement for both the director restricted shares and the officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company. As of December 31, 2010, all 83,728 shares were still issued and none were vested.

Under the provisions of FASB Codification Topic 718: Compensation—Stock Compensation, the Company recorded compensation expense of $149 thousand during the year ended December 31, 2010 and a related tax benefit of $68 thousand. As of December 31, 2010, the total remaining unrecognized compensation cost related to restricted stock awards was $624 thousand, which is expected to be recognized over a weighted-average vesting period of 3.2 years.

NOTE 20.

EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has a noncontributory, tax-qualified defined benefit pension plan that covers the majority of employees with one or more years of service of at least 1,000 hours, who are at least 21 years of age. The benefits are based upon years of credited service, primary social security benefits and a participant’s highest average compensation as defined. The funding requirements for the plan are determined annually based upon the amount needed to satisfy the Employee Retirement Income Security Act of 1974 funding standards. As of January 2, 2006, no new employees were eligible to enter the plan.

The Company also has a noncontributory, supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

The following tables, using a December 31 measurement date for each period presented, set forth the disclosures required for pension benefits:

At or For the Years Ended December 31,	2010	2009

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (Projected Benefit Obligation)	$63,054	$58,401
Service cost	2,050	2,160
Interest cost	3,766	3,355
Actuarial loss (gain)	4,607	608
Benefits paid	(2,507)	(1,470)

Benefit obligation at end of year	$70,970	$63,054

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	$38,010	$30,699
Actual return on plan assets	4,284	6,751
Employer contributions	1,735	2,030
Benefits paid	(2,507)	(1,470)

Fair value of assets at end of year	$41,522	$38,010

Funded status	$(29,448)	$(25,044)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Pension liability	$(29,448)	$(25,044)
Accumulated other comprehensive loss (pre-tax)	23,588	23,073

	Discount Rate		Rate of Compensation Increase

	2010	2009	2010	2009

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan	5.50%	6.00%	3.00%	3.00%
Supplemental retirement plan	5.50	6.00	3.00	3.00

Components of the net periodic benefit expense and other amounts recognized in other comprehensive (income) loss are as follows:

Years Ended December 31,	2010	2009	2008

COMPONENTS OF NET PERIODIC COST
Service cost	$2,050	$2,160	$1,884
Interest cost	3,766	3,355	3,033
Expected return on plan assets	(3,020)	(2,618)	(2,581)
Amortization of prior service cost	67	67	66
Recognized actuarial loss	2,672	3,454	1,557

Net periodic benefit expense	5,535	6,418	3,959

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (income)	480	(3,822)	6,763
Prior service credit	(36)	(36)	(36)

Total recognized in other comprehensive loss (income)	444	(3,858)	6,727

Total recognized in net periodic benefit expense and other comprehensive income or loss	$5,979	$2,560	$10,686

	Discount Rate			Expected Return on Plan Assets			Rate of Compensation Increase

	2010	2009	2008	2010	2009	2008	2010	2009	2008

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan	6.00%	5.75%	6.00%	8.00%	8.50%	8.50%	3.00%	3.00%	3.00%
Supplemental retirement plan	6.00	5.75	6.00	N/A	N/A	N/A	3.00	3.00	3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2010 and 2009 was $42.9 million and $37.6 million, respectively.

The tables presented on the previous page and above include the supplemental retirement plan which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,	2010	2009

Projected benefit obligation	$25,165	$22,504
Accumulated benefit obligation	25,165	22,466

The following table sets forth information regarding the assets of the defined benefit pension plan:

December 31,	2010	2009

U.S. government corporation and agency debt obligations	4%	6%
Corporate debt obligation	28	30
Common equity securities	61	58
Other	7	6

Total	100%	100%

The Company’s overall investment strategy is to achieve a mix of approximately 50-60% of investments for long-term growth, and although the position will vary, generally limit to approximately 5% of the investments for near-term benefit payments and/or funds awaiting investment, within a diverse portfolio of asset types, strategies and management styles. The allocation of plan assets as of December 31, 2010 is shown in the table above. Equity securities primarily include investments in common stock. Debt securities include corporate and federal agency obligations. No real estate investments are held. Other investments consist of trust preferred securities.

The overall strategy of the Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels and preserves liquidity. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix can vary but is targeted at 50% equity securities, inclusive of up to 10% in the parent company common stock, 25% in corporate obligations and 25% in federal and agency obligations. The money market investments position will vary but will generally be held under 5%. The Plan’s allocation to common stock, excluding shares of the parent company, represents investment in those companies from time to time comprising the growth and value Model Portfolio as advised by the trustee’s investment advisor.

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

The defined benefit pension plan owns common stock of the parent company which is included in common equity securities above. At December 31, 2010, the fair value of the parent company common stock was $723 thousand and represented approximately 2% of plan assets. At December 31, 2009, the fair value of the parent company common stock was $493 thousand and represented approximately 1% of plan assets.

The defined benefit pension plan also owns capital securities (see Note 12 for definition) issued by Sterling Bancorp Trust I, a wholly-owned non-consolidated statutory business trust (which is a VIE). At December 31, 2010, the fair value of the capital securities was $1.2 million and represented approximately 3% of plan assets. At December 31, 2009, the fair value of the capital securities was approximately $1.1 million and represented approximately 3% of plan assets.

The Company expects to contribute approximately $2.0 million to the defined benefit pension plan in 2011.

The following table presents benefit payments expected to be paid, based on the assumption described below, including the effect of expected future service for the years indicated.

Year(s)	Defined Benefit Plan	Supplemental Retirement Plan	Total Benefit Payments

2011	$1,929	$58	$1,987
2012	2,148	27,907	30,055
2013	2,389	38	2,427
2014	2,566	39	2,605
2015	2,741	501	3,242
Years 2016–2020	16,602	181	16,783

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

Amounts recognized in accumulated other comprehensive loss, pre-tax, as of December 31, 2010 and 2009 follow:

	Qualified Pension Plan		Supplemental Retirement Plan		Total

	2010	2009	2010	2009	2010	2009

Net actuarial loss	$17,131	$16,285	$6,352	$6,527	$23,483	$22,812
Prior service cost	85	134	20	38	105	172

Total	$17,216	$16,419	$6,372	$6,565	$23,588	$22,984

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost in 2011 are as follows:

	Qualified Pension Plan	Supplemental Retirement Plan	Total

Net actuarial loss	$1,634	$872	$2,506
Prior service cost	47	16	63

Total	$1,681	$888	$2,569

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

The fair value of the plan assets at December 31, 2010, by asset category, is as follows:

		Fair Value Measurements at December 31, 2010 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Plan Assets
Equity securities	$27,375	$27,375	$—	$—
U.S. government agency obligations	1,685	1,685	—	—
Corporate debt securities	11,493	11,493	—	—
Money market funds and other	969	—	969	—

Total Plan Assets	$41,522	$40,553	$969	$—

Savings Plans

As of January 1, 2008, the Company merged its two 401(k) plans into one plan (“new plan”). Eligible employees must complete 1,000 hours of service in order to be eligible for the Company matching contributions. Participants in the new plan eligible for Company matching contributions include any employee hired after January 1, 2006 and employees of two subsidiaries of the bank. Eligible employees may enroll in the new plan on the first day of the month after hire. The Company matches 25% of the eligible employee’s contribution to the plan based on the amount of each participant’s contributions, up to the Internal Revenue Service maximum contribution limit. All participants may immediately invest their individual contributions, as well as any Company matching contribution, in any of a variety of investment alternatives offered under the new plan. Expense for employer match related to the new plan totaled $323 thousand in 2010, $289 thousand in 2009 and $258 thousand in 2008.

Postretirement Life Insurance Benefits

The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee’s date of retirement. The Company’s plan for its postretirement benefit obligation is unfunded with a liability of $1.4 million at December 31, 2010 and $1.1 million at December 31, 2009. Net postretirement benefit cost was $65 thousand, $65 thousand and $61 thousand for 2010, 2009 and 2008, respectively.

FASB Codification Topic 715: Compensation—Retirement Benefits requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. Under U.S. GAAP, life insurance policies purchased for the purpose of providing such benefits are considered not to have effectively settled an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following U.S. GAAP guidance in FASB Codification Topic 715: Compensation—Retirement Benefits. The Company adopted new accounting requirements related to bank-owned life insurance included in FASB Codification Topic 715: Compensation—Retirement Benefits on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $726 thousand.

NOTE 21.

INCOME TAXES

The current and deferred tax provisions (benefits) applicable to income before taxes for each of the last three fiscal years are as follows:

Years Ended December 31,	2010	2009	2008

FEDERAL
Current	$3,615	$9,187	$6,770
Deferred	(1,734)	(5,226)	1,005

Total	$1,881	$3,961	$7,775

STATE AND LOCAL
Current	$973	$2,065	$1,225
Deferred	(696)	(1,118)	176

Total	$277	$947	$1,401

TOTAL
Current	$4,588	$11,252	$7,995
Deferred	(2,430)	(6,344)	1,181

Total	$2,158	$4,908	$9,176

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,	2010	2009	2008

Federal statutory rate	34%	35%	35%

Computed tax based on income from continuing operations	$3,123	$5,015	$8,814
Increase (Decrease) in tax resulting from:
State and local taxes, net of Federal income tax benefit	218	673	911
Tax-exempt income	(1,640)	(648)	(678)
Other permanent items	457	(132)	129

Total	$2,158	$4,908	$9,176

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,	2010	2009

Deferred tax assets
Difference between financial statement provision for loan losses and tax bad debt deduction	$8,275	$9,017
Pension and benefit plans	10,796	10,452
Other	5,262	2,782

Total deferred tax assets	24,333	22,251

Deferred tax liabilities
Difference between tax and net book values of fixed assets	738	767
Available for sale securities and other investments deferred tax liability	156	203
Other	534	1,014

Total deferred tax liabilities	1,428	1,984

Net deferred tax asset	$22,905	$20,267

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred assets was not considered necessary at December 31, 2010 and 2009 since it is more likely than not that these assets will be realized.

The current tax net payable as of December 31, 2010 was approximately $1.6 million. The current tax net payable at December 31, 2009 was approximately $1.5 million.

The Company has no uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in noninterest operating expenses. At December 31, 2010 and 2009, the Consolidated Balance Sheet included no accrued interest related to unrecognized tax benefits and the Consolidated Statement of Income for 2010 included $-0- for interest expense, for 2009 included $-0- for interest expense and for 2008 included a credit for interest expense of $148 thousand.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2002 through 2008 are currently under examination and 2009 is subject to examination. The Company’s New York State tax returns for years 2005 through 2007 are currently under examination and 2008 and 2009 are subject to examination. The Company’s New York City tax returns for 2006 through 2009 are subject to examination.

NOTE 22.

EARNINGS PER COMMON SHARE

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested stock awards such as awards of restricted shares of common stock. Non-vested stock awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents the calculation of net earnings allocated to common stock and a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	2010	2009	2008

Distributed earnings allocated to common stock	$8,851	$10,131	$13,675
Undistributed earnings allocated to common stock	(4,429)	(3,482)	2,229

Net earnings allocated to common stock	$4,422	$6,649	$15,904

Weighted average common shares outstanding	24,492,279	18,104,619	17,890,997
Add dilutive effect of:
Stock options	2,765	21,714	216,881

Adjusted for assumed diluted computation	24,495,044	18,126,333	18,107,878

Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2010, 2009 and 2008 have not been included in computation of diluted EPS for those respective years. As of December 31, 2010, 422,747 options to purchase shares between $10.61 and $26.94 were not included; as of December 31, 2009, 460,822 options to purchase shares between $10.61 and $26.94 were not included; as of December 31, 2008, 531,601 options to purchase shares between $14.60 and $26.94 were not included.

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

December 31, 2010

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$—	$51,983	$—	$51,983
Agency notes	—	100,122	—	100,122

Total obligations of U.S. government corporations and government sponsored enterprises	—	152,105	—	152,105
Obligations of state and political institutions	—	40,044	—	40,044
Single-issuer, trust preferred securities	3,933	—	—	3,933
Corporate debt securities	—	189,058	—	189,058
Equity and other securities	4,940	—	—	4,940

Total marketable securities	$8,873	$381,207	$—	$390,080

Other investments	$11,838	$6,760	$—	$18,598

December 31, 2009

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$—	$57,288	$—	$57,288
Agency notes	—	131,635	—	131,635

Total obligations of U.S. government corporations and government sponsored enterprises	—	188,923	—	188,923
Obligations of state and political institutions	—	23,864	—	23,864
Single-issuer, trust preferred securities	4,483	—	—	4,483
Corporate debt securities	—	129,200	—	129,200
Equity and other securities	56	—	—	56

Total marketable securities	$4,539	$341,987	$—	$346,526

Other investments	$9,128	$5,484	$—	$14,612

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

	December 31, 2010	December 31, 2009

Impaired loans	$7,836	$4,855
Other real estate owned, net	182	1,385
Loans held for sale	32,049	33,889

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

Impaired loans had a net carrying amount of $10.7 million, net of a specific allocation of the allowance for loan losses of $2.8 million, at December 31, 2010. The fair value of an impaired loan is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discount criteria. During 2010, the Company recongnized charge-offs in the allowance for loan losses totalling $1.2 million.

Other real estate owned (comprised of foreclosed assets), which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $182 thousand, net of a valuation allowance of $-0- million at December 31, 2010. Certain of these assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discount criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs in the allowance for loan losses totalling $538 thousand. Other than foreclosed assets measured at fair value upon initial recognition, two properties were re-measured at fair value during the year ended December 31, 2010, resulting in a $233 thousand charge to noninterest expense.

Loans held for sale, which are carried at $32.0 million, which is made up of the outstanding balance of $32.1 million, net of a valuation allowance of $0.1 million at December 31, 2010.

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

Investment Securities

The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 102.

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

Advances—FHLB and Long-Term Borrowings

For advances—FHLB and long-term borrowings, the fair value is calculated based on discounted cash flow analyses, using interest rates currently being quoted for debt with similar characteristics and maturities.

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities:

December 31,	2010		2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$26,824	$26,824	$24,911	$24,911
Interest-bearing deposits with other banks	40,503	40,503	36,958	36,958
Investment securities	789,315	790,533	737,065	742,676
Loans held for sale	32,049	32,049	33,889	33,889
Loans held in portfolio, net	1,295,996	1,300,624	1,175,543	1,170,385
Customers’ liability under acceptances	—	—	27	27
Accrued interest receivable	8,280	8,280	9,001	9,001
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,132,497	1,132,497	1,138,352	1,138,352
Time deposits	615,267	617,096	442,315	444,792
Securities sold under agreements to repurchase	28,016	28,016	21,048	21,048
Federal funds purchased	15,000	15,000	41,000	41,000
Commercial paper	14,388	14,388	17,297	17,297
Short-term borrowings—FRB	—	—	50,000	50,000
Other short-term borrowings	3,490	3,490	2,509	2,509
Acceptances outstanding	—	—	27	27
Accrued interest payable	1,314	1,314	1,291	1,291
Advances—FHLB and long-term borrowings	169,947	173,110	155,774	159,042

NOTE 24.

CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2010, management believes that the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The following tables present information regarding the Company’s and the bank’s regulatory capital ratios:

	Actual		Minimum For Capital Adequacy		To Be Well Capitalized

As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets):
The Company	$255,022	14.68%	$138,982	8.00%	$173,728	10.00%
The bank	211,737	12.32	137,516	8.00	171,895	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	236,477	13.61	69,491	4.00	104,237	6.00
The bank	193,192	11.24	68,758	4.00	103,137	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	236,477	10.15	93,152	4.00	116,440	5.00
The bank	193,192	8.39	92,070	4.00	115,087	5.00

As of December 31, 2009

Total Capital (to Risk-Weighted Assets):
The Company	$193,760	12.75%	$121,606	8.00%	$152,007	10.00%
The bank	169,353	11.25	120,378	8.00	150,473	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	174,746	11.50	60,803	4.00	91,204	6.00
The bank	150,529	10.00	60,189	4.00	90,284	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	174,746	8.06	86,757	4.00	108,447	5.00
The bank	150,529	6.97	86,385	4.00	107,981	5.00

NOTE 25.

SEGMENT REPORTING

The Company provides a broad range of financial products and services, including commercial loans, commercial and residential mortgage lending and brokerage, asset-based financing, mortgage warehouse lending, factoring/accounts receivable management services, trade financing, equipment leasing, and corporate and consumer deposit services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2010 average interest-earning assets were 61.0% loans (corporate lending was 73.1% and real estate lending was 23.1% of total loans, respectively) and 37.1% investment securities and money market investments. There were no industry concentrations (exceeding 10% of loans, gross) in the corporate loan portfolio. Approximately 69% of loans were to borrowers located in the New York metropolitan area. In order to comply with the provisions of FASB Codification Topic 280: Segment Reporting, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

Recent economic conditions during 2010 and 2009, such as continuing decrease in real estate values, general slowdown in spending and illiquid credit markets, have reduced demands for corporate and real estate lending. As such, it is reasonably possible that the income from corporate and real estate lending segments will decrease significantly from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio to the New York metropolitan area, an adverse change in market conditions in that geographic area could result in a significant decrease in our income from lending segments. Such decrease in income from lending segments, if realized, may have a severe adverse impact on the operations of the Company.

The following table provides certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Year Ended December 31, 2010
Net interest income	$39,914	$18,390	$22,423	$80,727
Noninterest income	33,166	8,379	5,573	47,118
Depreciation and amortization	654	110	3	767
Segment income before income taxes	26,226	13,670	26,565	66,461
Segment assets	896,612	424,730	988,735	2,310,077

Year Ended December 31, 2009
Net interest income	$38,249	$19,688	$27,893	$85,830
Noninterest income	26,011	9,550	7,956	43,517
Depreciation and amortization	677	135	3	815
Segment income before income taxes	27,045	16,794	33,718	77,557
Segment assets	820,167	372,842	931,642	2,124,651

Year Ended December 31, 2008
Net interest income	$36,637	$20,824	$26,353	$83,814
Noninterest income (loss)	22,269	8,795	(164)	30,900
Depreciation and amortization	749	261	3	1,013
Segment income from continuing operations before income taxes	27,829	13,436	25,347	66,612
Segment assets from continuing operations	819,940	394,513	934,286	2,148,739

The following table sets forth reconciliations of net interest income, noninterest income, pre-tax income from continuing operations and total assets for reportable operating segments to the Company’s consolidated totals:

Years Ended December 31,	2010	2009	2008

Net interest income:
Total for reportable operating segments	$80,727	$85,830	$83,814
Other[1]	880	795	869

Consolidated net interest income	$81,607	$86,625	$84,683

Noninterest income:
Total for reportable operating segments	$47,118	$43,517	$30,900
Other[1]	515	633	2,400

Consolidated noninterest income	$47,633	$44,150	$33,300

Income from continuing operations before income taxes:
Total for reportable operating segments	$66,461	$77,557	$66,612
Other[1]	$(57,277)	(63,227)	(41,430)

Consolidated income/loss from continuing operations before income taxes	$9,184	$14,330	$25,182

Assets:
Total for reportable operating segments	$2,310,077	$2,124,651	$2,148,739
Other[1]	50,380	40,958	30,362

Consolidated assets	$2,360,457	$2,165,609	$2,179,101

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the company.

NOTE 26.

PARENT COMPANY

CONDENSED BALANCE SHEETS

December 31,	2010	2009

ASSETS
Cash and due from banks—
Banking subsidiary	$37,285	$3,077
Other banks	32	36
Interest-bearing deposits—banking subsidiary	3,443	27,941
Securities available for sale (at fair value)	6,086	978
Loans, net of unearned discount	15,370	15,161
Investment in subsidiaries—
Banking subsidiary (including goodwill of $22,901 in 2010 and 2009)	206,818	165,149
Other subsidiaries	2,160	2,138
Cash surrender value of life insurance policies	4,104	3,760
Other assets	15,856	11,785

	$291,154	$230,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$14,388	$17,297
Due to subsidiaries—
Other subsidiaries	992	992
Accrued expenses and other liabilities	27,258	24,012
Junior subordinated debt (see Note 12)	25,774	25,774
Shareholders’ equity	222,742	161,950

	$291,154	$230,025

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,	2010	2009	2008

INCOME
Dividends and interest from—
Banking subsidiary	$2	$39	$12,558
Loans	208	95	150
Securities available for sale	342	88	66
Other income	155	172	463

Total income	707	394	13,237

EXPENSE
Interest expense	2,189	2,211	2,617
Other expenses	3,373	3,301	3,820

Total expense	5,562	5,512	6,437

(Loss) Income before income taxes and equity in undistributed net income of subsidiaries	(4,855)	(5,118)	6,800
Benefit for income taxes	(1,147)	(1,755)	(2,215)

(Loss) Income before equity in undistributed net income of subsidiaries	(3,708)	(3,363)	9,015
Equity in undistributed net income (loss) of—
Banking subsidiary	10,713	12,764	6,965
Other subsidiaries	21	21	26

Net income	$7,026	$9,422	$16,006

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2010	2009	2008

OPERATING ACTIVITIES
Net income	$7,026	$9,422	$16,006
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Increase (Decrease) in accrued expenses and other liabilities	3,246	(512)	5,377
Equity in undistributed net income of subsidiaries	(10,734)	(12,785)	(6,991)
Security gains	(15)	—	—
Increase in other assets	(4,415)	(2,028)	(2,501)
Other, net	1,028	(97)	(887)

Net cash (used in) provided by operating activities	(3,864)	(6,000)	11,004

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits—banking subsidiary	24,498	(17,039)	4,490
Purchase of securities available for sale	(62,495)	—	(786)
(Increase) decrease in loans	(209)	(15,111)	4,751
Proceeds from sales/calls of securities available for sale	54,318	—	—
Proceeds from maturities and redemptions of securities available for sale	2,054	—	—
Investment in subsidiaries—banking subsidiary	(31,500)	—	—
Decrease in due to subsidiaries, net	—	—	(53)
Cash transferred on dissolution of subsidiary	—	—	1,996

Net cash (used in) provided by investing activities	(13,334)	(32,150)	10,398

FINANCING ACTIVITIES
Net (decrease) increase in commercial paper	(2,909)	5,565	(9,147)
Cash dividends paid on common shares	(8,873)	(10,131)	(13,674)
Cash dividends paid on preferred shares	(2,100)	(1,878)	—
Proceeds from exercise of stock options	403	197	2,589
Net proceeds from issuance of common stock	64,881	—	—
Proceeds from issuance of preferred stock and warrant to purchase common stock	—	—	42,000

Net cash provided by (used in) financing activities	51,402	(6,247)	21,768

Net increase (decrease) in cash and due from banks	34,204	(44,397)	43,170
Cash and due from banks—beginning of year	3,113	47,510	4,340

Cash and due from banks—end of year	$37,317	$3,113	$47,510

Supplemental disclosure of cash flow information:
Interest paid	$2,174	$2,214	$2,734
Income taxes paid	3,994	5,757	9,178

NOTE 27.

COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $5.8 million, $5.2 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, which are net of rental income for a sublease of $218 thousand, $194 thousand and $204 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

The future minimum rental commitments as of December 31, 2010 under noncancelable leases follow:

Year(s)	Rental Commitments

2011	$4,843
2012	4,481
2013	4,479
2014	4,747
2015	4,550
2016 and thereafter	26,626

Total	$49,726

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

Loan commitments, approximately 89% of which have an original maturity of one year or less, were approximately $86.1 million as of December 31, 2010. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FASB Codification Topic 460: Guarantees, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2010, these commitments totaled $26.0 million of which $19.4 million expire within one year and $6.6 million within two years. Approximately 75% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2010 ranged from 0% to 100%; the average amount collateralized was approximately 85%.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

NOTE 28.

QUARTERLY DATA (UNAUDITED)

2010 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income	$24,016	$24,475	$24,702	$23,997
Total interest expense	4,121	3,937	3,827	3,698
Net interest income	19,895	20,538	20,875	20,299
Provision for loan losses	6,000	5,500	14,000	3,000
Net securities gains	1,502	746	1,171	509
Noninterest income, excluding securities gains	9,600	10,615	11,887	11,603
Noninterest expenses	21,336	22,139	23,753	24,328
Income (loss) before income taxes	3,661	4,260	(3,820)	5,083
Provision (benefit) for income taxes	1,098	1,278	(1,146)	928
Net income (loss)	2,563	2,982	(2,674)	4,155
Dividends on preferred shares and accretion	636	644	654	655
Net income (loss) available to common shareholders	1,927	2,338	(3,328)	3,500
Net income (loss) available to common shareholders, per average common share:
Basic	0.10	0.09	(0.12)	0.13
Diluted	0.10	0.09	(0.12)	0.13
Common stock closing price:
High	10.05	10.93	10.28	10.59
Low	7.27	8.99	8.39	8.71
Quarter-end	10.05	9.00	8.69	10.47

2009 Quarter	Mar 31	Jun 30	Sept 30	Dec 31

Total interest income	$26,585	$26,202	$26,722	$26,411
Total interest expense	5,218	4,888	4,753	4,436
Net interest income	21,367	21,314	21,969	21,975
Provision for loan losses	6,200	6,800	6,950	7,950
Net securities gains	3,065	874	1,221	401
Noninterest income, excluding securities gains	7,739	9,924	10,514	10,412
Noninterest expenses	20,052	24,143	23,177	21,173
Income before income taxes	5,919	1,169	3,577	3,665
Provision for income taxes	2,306	394	1,180	1,028
Net income	3,613	775	2,397	2,637
Dividends on preferred shares and accretion	842	637	646	648
Net income available to common shareholders	2,771	138	1,751	1,989
Net income available to common shareholders, per average common share:
Basic	0.15	0.01	0.10	0.11
Diluted	0.15	0.01	0.10	0.11
Common stock closing price:
High	13.86	12.27	9.55	7.30
Low	7.23	7.92	6.40	6.29
Quarter-end	9.90	8.35	7.22	7.14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Sterling Bancorp (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010 and the consolidated statement of condition of Sterling National Bank as of December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America and the financial position of Sterling National Bank as of December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Bancorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP
Livingston, New Jersey
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sterling Bancorp:

We have audited the accompanying consolidated balance sheet of Sterling Bancorp and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 13, 2009, except as to Note 1(t) which is as of February 25, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

(c) Report of Independent Registered Public Accounting Firm

We have audited Sterling Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sterling Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010 and 2009 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended of Sterling Bancorp and the consolidated statement of condition of Sterling National Bank as of December 31, 2010 and 2009 and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP
Livingston, New Jersey
February 25, 2011

(e) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure beginning on page 30 at the end of Part I of this report. The other information required by Item 10 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2010 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2010 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information appearing in Note 19 of the Company’s consolidated financial statements beginning on page 93.

The following table provides information as of December 31, 2010, regarding securities issued to all of the Company’s employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2010, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	422,747	$17.73	649,190
Equity Compensation Plans not approved by security holders	—	—	—

Total	422,747	$17.73	649,190

The other information required by Item 12 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2010 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2010 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2010 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	1.	Financial Statements Sterling Bancorp
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Sterling National Bank
Consolidated Statements of Condition as of December 31, 2010 and 2009

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

(iii)(J)	Amendments to Employment Agreements dated March 25, 2010
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

February 25, 2011

Date

/s/ John W. Tietjen

John W. Tietjen, Executive Vice President
(Principal Financial and Accounting Officer)

February 25, 2011

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 25, 2011	/s/ Louis J. Cappelli

(Date)	Louis J. Cappelli
Director, Chairman and
Chief Executive Officer
(Principal Executive Officer)

February 25, 2011	/s/ John W. Tietjen

(Date)	John W. Tietjen
Executive Vice President
(Principal Financial and Accounting Officer)

February 25, 2011	/s/ John C. Millman

(Date)	John C. Millman
Director

February 25, 2011	/s/ Henry J. Humphreys

(Date)	Henry J. Humphreys
Director

February 25, 2011	/s/ Joseph M. Adamko

(Date)	Joseph M. Adamko
Director

February 25, 2011	/s/ Robert W. Lazar

(Date)	Robert W. Lazar
Director

February 25, 2011	/s/ Eugene T. Rossides

(Date)	Eugene T. Rossides
Director

EXHIBIT INDEX

10.	(iii)(J)	Amendments to Employment Agreements dated March 25, 2010:
(a) For Louis J. Cappelli
(b) For John C. Millman

11.		Statement re: Computation of Per Share Earnings.

12.		Statement re: Computation of Ratios.

21.		Subsidiaries of the Registrant.

23.1.		Consent of Crowe Horwath LLP Independent Registered Public Accounting Firm.

23.2.		Consent of KPMG LLP Independent Registered Public Accounting Firm.

31.1.		Certification of the CEO pursuant to Exchange Act Rule 13A–14(A).

31.2.		Certification of the CFO pursuant to Exchange Act Rule 13A–14(A).

32.		Certifications of the CEO and CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

99.1.		Certification of the CEO under Section 111(b)(4) of EESA.

99.2.		Certification of the CFO under Section 111(b)(4) of EESA.