Form 10-Q
period 2011-03-31
STERLING BANCORP
filed 2011-05-10
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to __________________________________

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

☐ Yes ☒ No

As of April 30, 2011 there were 30,927,328 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31, 2011	December 31, 2010

ASSETS
Cash and due from banks	$35,981	$26,824
Interest-bearing deposits with other banks	7,932	40,503

Securities available for sale (at estimated fair value; pledged: $75,188 in 2011 and $95,311 in 2010)	414,164	390,080
Securities held to maturity (pledged: $295,549 in 2011 and $212,606 in 2010) (estimated fair value: $462,298 in 2011 and $400,453 in 2010)	458,281	399,235

Total investment securities	872,445	789,315

Loans held for sale	24,102	32,049

Loans held in portfolio, net of unearned discounts	1,288,649	1,314,234
Less allowance for loan losses	18,040	18,238

Loans, net	1,270,609	1,295,996

Federal Reserve and Federal Home Loan Bank stock, at cost	8,674	9,365
Customers’ liability under acceptances	228	—
Goodwill	22,901	22,901
Premises and equipment, net	18,000	15,909
Other real estate	132	182
Accrued interest receivable	9,296	8,280
Cash surrender value of life insurance policies	51,998	51,512
Other assets	70,247	67,621

	$2,392,545	$2,360,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$561,524	$570,290
Savings, NOW and money market deposits	549,392	562,207
Time deposits	617,169	615,267

Total deposits	1,728,085	1,747,764

Securities sold under agreements to repurchase - customers	21,107	23,016
Securities sold under agreements to repurchase - dealers	5,000	5,000
Federal funds purchased	60,000	15,000
Commercial paper	15,391	14,388
Short-term borrowings - other	4,525	3,490
Advances - FHLB	128,815	144,173
Long-term borrowings - subordinated debentures	25,774	25,774

Total borrowings	260,612	230,841

Acceptances outstanding	228	—
Accrued interest payable	1,145	1,314
Due to factored clients	70,117	91,543
Accrued expenses and other liabilities	72,068	66,253

Total liabilities	2,132,255	2,137,715

Shareholders’ equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued 42,000 shares, respectively	40,721	40,602
Common stock, $1 par value. Authorized 50,000,000 shares; issued 35,225,110 and 31,138,545 shares, respectively	35,225	31,139
Warrants to purchase common stock	2,615	2,615
Capital surplus	268,878	236,437
Retained earnings	11,915	11,392
Accumulated other comprehensive loss	(12,508)	(12,887)
Common shares in treasury at cost, 4,297,782 and 4,297,782 shares, respectively	(86,556)	(86,556)

Total shareholders’ equity	260,290	222,742

	$2,392,545	$2,360,457

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,

	2011	2010

INTEREST INCOME
Loans	$16,876	$16,511
Investment securities
Available for sale	2,423	2,953
Held to maturity	3,397	4,412
FRB and FHLB stock	23	121
Deposits with other banks	35	19

Total interest income	22,754	24,016

INTEREST EXPENSE
Deposits
Savings, NOW and money market	700	965
Time	1,360	1,675
Short-term borrowings	78	87
Advances - FHLB	664	871
Long-term borrowings - subordinated debentures	523	523

Total interest expense	3,325	4,121

Net interest income	19,429	19,895

Provision for loan losses	3,000	6,000

Net interest income after provision for loan losses	16,429	13,895

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	5,368	5,127
Mortgage banking income	2,175	1,677
Service charges on deposit accounts	1,371	1,473
Securities gains	729	1,502
Other income	1,799	1,323

Total noninterest income	11,442	11,102

NONINTEREST EXPENSE
Salaries and employee benefits	14,260	13,162
Occupancy and equipment expenses, net	3,273	2,540
Deposit insurance	933	754
Professional fees	818	1,353
Other expenses	3,169	3,527

Total noninterest expenses	22,453	21,336

Income before income taxes	5,418	3,661

Provision for income taxes	1,475	1,098

Net income	3,943	2,563
Dividends on preferred shares and accretion	644	636

Net income available to common shareholders	$3,299	$1,927

Average number of common shares outstanding
Basic	27,351,584	19,208,189
Diluted	27,351,584	19,212,768

Net income available to common shareholders, per average common share
Basic	$0.12	$0.10
Diluted	0.12	0.10

Dividends per common share	0.09	0.09

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2011	2010

Net income	$3,943	$2,563

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale and other investments arising during the year	379	1,214

Reclassification adjustment for gains included in net income	(398)	(820)

Reclassification adjustment for amortization of:
Prior service cost	9	9
Net actuarial losses	389	413

Other comprehensive income	379	816

Comprehensive income	$4,322	$3,379

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2011	2010

Preferred Stock
Balance at January 1,	$40,602	$40,113
Discount accretion	119	111

Balance at March 31,	$40,721	$40,224

Common Stock
Balance at January 1,	$31,139	$22,227
Common shares issued	4,025	8,625
Restricted shares issued	61	84
Common shares issued under stock incentive plan	—	203

Balance at March 31,	$35,225	$31,139

Warrants to Purchase Common Stock
Balance at January 1, and March 31,	$2,615	$2,615

Capital Surplus
Balance at January 1,	$236,437	$178,734
Common shares issued	32,429	56,240
Restricted shares issued	(61)	(84)
Common shares issued under stock incentive plan and related tax benefits	—	1,274
Stock option compensation and restricted stock expense	73	36

Balance at March 31,	$268,878	$236,200

Retained Earnings
Balance at January 1,	$11,392	$15,828
Net income	3,943	2,563
Cash dividends paid - preferred shares	(525)	(525)
Cash dividends paid - common shares	(2,776)	(1,630)
Discount accretion on series A preferred stock	(119)	(111)

Balance at March 31,	$11,915	$16,125

Accumulated Other Comprehensive Loss
Balance at January 1,	$(12,887)	$(12,399)
Other comprehensive income, net of tax	379	816

Balance at March 31,	$(12,508)	$(11,583)

Treasury Stock
Balance at January 1,	$(86,556)	$(85,168)
Surrender of shares issued under stock incentive plan	—	(1,388)

Balance at March 31,	$(86,556)	$(86,556)

Total Shareholders’ Equity
Balance at January 1,	$222,742	$161,950
Net changes during the period	37,548	66,214

Balance at March 31,	$260,290	$228,164

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2011	2010

Operating Activities
Net Income	$3,943	$2,563
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,000	6,000
Depreciation and amortization of premises and equipment	698	551
Securities gains	(729)	(1,502)
Income (Loss) from life insurance policies, net	22	(54)
Deferred income tax provision (benefit)	446	(512)
Proceeds from sale of loans	106,720	104,778
Gains on sales of loans, net	(2,184)	(1,685)
Originations of loans held for sale	(96,928)	(90,089)
Amortization of premiums on securities	2,065	657
Accretion of discounts on securities	(123)	(198)
(Increase) decrease in accrued interest receivable	(1,016)	1,425
(Decrease) increase in accrued interest payable	(169)	265
(Decrease) increase in due to factored clients	(21,426)	6,070
(Decrease) increase in accrued expenses and other liabilities	(3,950)	2,349
Increase in other assets	(2,806)	(1,728)
Gain on other real estate owned	—	(14)

Net cash (used in) provided by operating activities	(12,437)	28,876

Investing Activities
Purchase of premises and equipment	(2,789)	(2,449)
Net decrease (increase) in interest-bearing deposits with other banks	32,571	(9,699)
Net decrease in loans held in portfolio	15,707	5,513
Net decrease (increase) in short-term factored receivables	7,018	(11,127)
Decrease in other real estate	50	604
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	15,298	14,414
Purchases of securities - held to maturity	(79,383)	(14,508)
Proceeds from calls of securities - held to maturity	5,000	54,380
Proceeds from calls/sales of securities - available for sale	88,587	123,285
Proceeds from prepayments, redemptions or maturities of securities - available for sale	59,532	28,286
Purchases of securities - available for sale	(163,934)	(208,128)
Proceeds from redemptions or maturities of securities - FHLB & FRB stock	691	450

Net cash used in investing activities	(21,652)	(18,979)

Financing Activities
Net decrease in noninterest-bearing demand deposits	(8,766)	(36,884)
Net decrease in savings, NOW and money market deposits	(12,815)	(29,327)
Net increase in time deposits	1,902	99,586
Net increase(decrease) in Federal funds purchased	45,000	(41,000)
Net (decrease) increase in securities sold under agreements to repurchase	(1,909)	12
Net increase(decrease) in commercial paper and other short-term borrowings	2,038	(50,669)
Decrease in long-term borrowings	(15,358)	(10,000)
Proceeds from exercise of stock options	—	79
Proceeds from issuance of common stock	36,455	64,865
Cash dividends paid on preferred stock	(525)	(525)
Cash dividends paid on common stock	(2,776)	(1,630)

Net cash provided by (used in) financing activities	43,246	(5,493)

Net increase in cash and due from banks	9,157	4,404
Cash and due from banks - beginning of period	26,824	24,911

Cash and due from banks - end of period	$35,981	$29,315

Supplemental disclosures:
Interest paid	$3,494	$3,856
Income taxes paid	877	904
Loans held for sale transferred to portfolio	338	—
Loans transferred to other real estate	—	79
Due to brokers on purchases of securities - AFS	10,493	20,830
Due to brokers on purchases of securities - HTM	—	1,074

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Significant Accounting Policies

Nature of Operations. Sterling Bancorp (the “parent company”) is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, mortgage warehouse lending, asset-based financing, factoring/accounts receivable management services, trade financing, equipment financing and deposit services. The Company has operations principally in New York and conducts business throughout the United States.

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) which principally consist of the Financial Accounting Standards Board Accounting Standards Codification (“FASB Codification”). FASB Codification Topic 105: Generally Accepted Accounting Principles establishes the FASB codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the FASB Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the FASB Codification is superseded and deemed non-authoritative.

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended March 31, 2011 and 2010 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. Throughout the notes, dollar amounts presented in tables are in thousands, except per share data. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$55,910	$103	$559	$55,454
CMOs (Government National Mortgage Association)	6,837	5	12	6,830
Federal National Mortgage Association	11,186	10	51	11,145
Federal Home Loan Mortgage Corporation	42	2	1	43
Government National Mortgage Association	107	—	—	107

Total residential mortgage-backed securities	74,082	120	623	73,579

Agency notes
Federal National Mortgage Association	20,088	12	34	20,066
Federal Home Loan Bank	10,000	—	129	9,871
Federal Home Loan Mortgage Corporation	19,981	—	267	19,714
Federal Farm Credit Bank	10,000	11	—	10,011

Total obligations of U.S. government corporations and government sponsored enterprises	134,151	143	1,053	133,241

Obligations of state and political institutions-New York Bank Qualified	28,461	348	137	28,672
Single-issuer, trust preferred securities	8,633	98	65	8,666
Corporate debt securities	239,026	184	551	238,659
Other securities	5,039	1	114	4,926

Total	$415,310	$774	$1,920	$414,164

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$36,026	$64	$372	$35,718
CMOs (Government National Mortgage Association)	7,218	72	—	7,290
Federal National Mortgage Association	8,750	84	13	8,821
Federal Home Loan Mortgage Corporation	44	2	1	45
Government National Mortgage Association	110	—	1	109

Total residential mortgage-backed securities	52,148	222	387	51,983

Agency notes
Federal National Mortgage Association	30,087	77	—	30,164
Federal Home Loan Bank	10,000	—	59	9,941
Federal Home Loan Mortgage Corporation	49,964	132	110	49,986
Federal Farm Credit Bank	10,000	31	—	10,031

Total obligations of U.S. government corporations and government sponsored enterprises	152,199	462	556	152,105

Obligations of state and political institutions-New York Bank Qualified	39,967	780	703	40,044
Single-issuer, trust preferred securities	3,879	79	25	3,933
Corporate debt securities	189,091	278	311	189,058
Other securities	5,039	1	100	4,940

Total	$390,175	$1,600	$1,695	$390,080

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

March 31, 2011	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$6,182	$265	$—	$6,447
CMOs (Federal Home Loan Mortgage Corporation)	9,838	423	—	10,261
Federal National Mortgage Association	63,976	4,060	—	68,036
Federal Home Loan Mortgage Corporation	34,756	1,851	—	36,607
Government National Mortgage Association	4,726	569	—	5,295

Total residential mortgage-backed securities	119,478	7,168	—	126,646

Agency notes
Federal National Mortgage Association	109,948	62	1,634	108,376
Federal Home Loan Bank	49,979	4	229	49,754
Federal Home Loan Mortgage Corporation	57,483	13	652	56,844

Total obligations of U.S. government corporations and government sponsored enterprises	336,888	7,247	2,515	341,620

Obligations of state and political institutions-New York Bank Qualified	121,393	738	1,453	120,678

Total	$458,281	$7,985	$3,968	$462,298

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2010	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$7,504	$349	$—	$7,853
CMOs (Federal Home Loan Mortgage Corporation)	11,704	572	—	12,276
Federal National Mortgage Association	70,001	4,292	—	74,293
Federal Home Loan Mortgage Corporation	40,583	1,931	—	42,514
Government National Mortgage Association	4,943	605	—	5,548

Total residential mortgage-backed securities	134,735	7,749	—	142,484

Agency notes
Federal National Mortgage Association	84,969	5	1,405	83,569
Federal Home Loan Bank	14,991	—	222	14,769
Federal Home Loan Mortgage Corporation	42,493	4	608	41,889
Federal Farm Credit Bank	5,078	—	42	5,036

Total obligations of U.S. government corporations and government sponsored enterprises	282,266	7,758	2,277	287,747

Obligations of state and political institutions-New York Bank Qualified	116,969	118	4,381	112,706

Total	$399,235	$7,876	$6,658	$400,453

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$40,039	$559	$—	$—	$40,039	$559
CMOs (Government National Mortgage Association)	2,587	12	—	—	2,587	12
Federal National Mortgage Association	11,045	51	—	—	11,045	51
Federal Home Loan Mortgage Corporation	26	1	—	—	26	1

Total residential mortgage-backed securities	53,697	623	—	—	53,697	623

Agency notes
Federal National Mortgage Association	15,056	34	—	—	15,056	34
Federal Home Loan Bank	9,871	129	—	—	9,871	129
Federal Home Loan Mortgage Corporation	19,714	267	—	—	19,714	267

Total obligations of U.S. government corporations and government sponsored enterprises	98,338	1,053	—	—	98,338	1,053

Obligations of state and political institutions-New York Bank Qualified	8,002	137	—	—	8,002	137
Single-issuer, trust preferred securities	2,979	53	2,124	12	5,103	65
Corporate debt securities	166,168	551	—	—	166,168	551
Other securities	4,886	114	—	—	4,886	114

Total	$280,373	$1,908	$2,124	$12	$282,497	$1,920

December 31, 2010

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$30,494	$372	$—	$—	$30,494	$372
Federal National Mortgage Association	7,269	13	—	—	7,269	13
Federal Home Loan Mortgage Corporation	28	1	—	—	28	1
Government National Mortgage Association	110	1	—	—	110	1

Total residential mortgage-backed securities	37,901	387	—	—	37,901	387

Agency notes
Federal Home Loan Bank	9,941	59	—	—	9,941	59
Federal Home Loan Mortgage Corporation	9,875	110	—	—	9,875	110

Total obligations of U.S. government corporations and government sponsored enterprises	57,717	556	—	—	57,717	556

Obligations of state and political institutions-New York Bank Qualified	18,716	703	—	—	18,716	703
Single-issuer, trust preferred securities	—	—	2,111	25	2,111	25
Corporate debt securities	92,392	311	—	—	92,392	311
Other securities	4,900	100	—	—	4,900	100

Total	$173,725	$1,670	$2,111	$25	$175,836	$1,695

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total

March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises -
Agency notes
Federal National Mortgage Association	$78,337	$1,634	$—	$—	$78,337	$1,634
Federal Home Loan Bank	39,757	229	—	—	39,757	229
Federal Home Loan Mortgage Corporation	51,836	652	—	—	51,836	652

Total obligations of U.S. government corporations and government sponsored enterprises	169,930	2,515	—	—	169,930	2,515
Obligations of state and political institutions-New York Bank Qualified	64,624	1,227	2,825	226	67,449	1,453

Total	$234,554	$3,742	$2,825	$226	$237,379	$3,968

December 31, 2010

Obligations of U.S. government corporations and government sponsored enterprises -
Agency notes
Federal National Mortgage Association	$78,564	$1,405	$—	$—	$78,564	$1,405
Federal Home Loan Bank	14,769	222	—	—	14,769	222
Federal Home Loan Mortgage Corporation	36,890	608	—	—	36,890	608
Federal Farm Credit Bank	5,036	42	—	—	5,036	42

Total obligations of U.S. government corporations and government sponsored enterprises	135,259	2,277	—	—	135,259	2,277
Obligations of state and political institutions-New York Bank Qualified	94,309	4,103	2,277	278	96,586	4,381

Total	$229,568	$6,380	$2,277	$278	$231,845	$6,658

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at March 31, 2011:

Issuer	TARP Recipient		Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes		NA	$981	$1,031	$50

NPB Capital Trust II, 7.85%, due 9/30/2032	Yes	*	NA	126	125	(1)

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes	*	BBB-	22	22	—

HSBC Finance, 6.875%, due 1/30/2033,	No		A	740	772	32
owned by HSBC Group, PLC	No

Citigroup Capital VII, 7.125%, due 7/31/2031	Yes	*	BB+	1,508	1,499	(9)

Fleet Capital Trust VIII, 7.20%, due 3/15/2032,	No		BB+	502	500	(2)
owned by Bank of America Corporation	Yes	*

BAC Capital Trust II, 7.00%, due 2/01/2032,	Yes	*	BB+	300	301	1

JP MorganChase Capital XI, 5.875%, due 6/15/2033,	Yes	*	BBB+	525	520	(5)

Citigroup Capital VIII, 6.95%, due 9/15/2031	Yes	*	BB+	245	247	2

Goldman Sachs Capital I, 6.345%, due 2/15/2034,	Yes	*	BBB-	995	961	(34)

Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033,	Yes	*	BB+	939	950	11

Keycorp Capital V, 5.875%, due 7/30/2033,	Yes	*	BB	238	240	2

BB&T Capital Trust I, 5.85%, due 8/18/2035,	Yes	*	BBB	960	952	(8)

JP MorganChase XVII, 5.85%, due 8/01/2035,	Yes	*	BBB+	460	458	(2)

Keycorp Capital II, 6.875%, due 3/17/2029,	Yes	*	BB	92	88	(4)

				$8,633	$8,666	$33

* TARP obligation was repaid prior to March 31, 2011.

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

At March 31, 2011, approximately $118.5 million, representing approximately 13.6%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (11 issuers), corporate debt (18 issuers) and equity securities (8 issuers). These investments may pose a higher risk of future impairment charges as result of a possible further deterioration of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other than temporary impairment on certain investment securities in future periods.

At March 31, 2011, the Company held 3 securities positions of single-issuer, trust preferred securities issued by financial institutions, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months all of which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a periodic basis, including a review of the issuers most recent bank regulatory report and other public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s first quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

At March 31, 2011, the Company held 11 issues of obligations of state and political institutions, in the held to maturity portfolio, that were in an unrealized loss position for more than 12 months. All of these securities were rated A at issuance and carry private insurance which guarantees principal and interest payments. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that it has the intent to hold these securities until maturity and it is not more likely than not that the Company would be required to sell before anticipated recovery. As a result, the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at March 31, 2011, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$55,910	$55,454
CMOs (Government National Mortgage Association)	6,837	6,830
Federal National Mortgage Association	11,186	11,145
Federal Home Loan Mortgage Corporation	42	43
Government National Mortgage Association	107	107

Total residential mortgage-backed securities	74,082	73,579

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	9,989	9,985
Due after 5 years but within 10 years	10,099	10,081
Federal Home Loan Bank
Due after 5 years but within 10 years	10,000	9,871
Federal Home Loan Mortgage Corporation
Due after 5 years but within 10 years	19,981	19,714
Federal Farm Credit Bank
Due after 1 year but within 5 years	10,000	10,011

Total obligations of U.S. government corporations and government sponsored enterprises	134,151	133,241

Obligations of state and political institutions - New York Bank Qualified
Due within 1 year	1,417	1,428
Due after 1 year but within 5 years	2,859	2,949
Due after 5 years but within 10 years	2,977	3,039
Due after 10 years	21,208	21,256

Total obligations of state and political institutions-New York Bank Qualified	28,461	28,672

Single-issuer, trust preferred securities
Due after 10 years	8,633	8,666

Corporate debt securities
Due within 6 months	103,161	103,207
Due after 6 months but within 1 year	66,148	66,097
Due after 1 year but within 2 years	48,399	48,160
Due after 2 years but within 5 years	21,318	21,195

Total corporate debt securities	239,026	238,659

Other securities	5,039	4,926

Total	$415,310	$414,164

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$6,182	$6,447
CMOs (Federal Home Loan Mortgage Corporation)	9,838	10,261
Federal National Mortgage Association	63,976	68,036
Federal Home Loan Mortgage Corporation	34,756	36,607
Government National Mortgage Association	4,726	5,295

Total residential mortgage-backed securities	119,478	126,646

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	39,994	39,666
Due after 5 years but within 10 years	39,960	38,997
Due after 10 years	29,994	29,713
Federal Home Loan Bank
Due after 1 year but within 5 years	19,991	19,861
Due after 5 years but within 10 years	29,988	29,893
Federal Home Loan Mortgage Corporation
Due within 1 year	5,000	4,993
Due after 1 year but within 5 years	29,995	29,851
Due after 5 years but within 10 years	22,488	22,000

Total obligations of U.S. government corporations and government sponsored enterprises	336,888	341,620

Obligations of state and political institutions - New York Bank Qualified
Due after 5 years but within 10 years	1,077	1,112
Due after 10 years	120,316	119,566

Total obligations of state and political institutions-New York Bank Qualified	121,393	120,678

Total	$458,281	$462,298

Information regarding sales/calls of available for sale securities is as follows:

	Three Months Ended March 31,

	2011	2010

Sales
Proceeds	$55,898	$58,260
Gross gains	757	1,499
Gross losses	—	—

Calls
Proceeds	32,689	65,025
Gross gains	48	1
Gross losses	—	1

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended March 31,

	2011	2010

Calls
Proceeds	$5,000	$54,380
Gross gains	—	3
Gross losses	76	—

There were no sales or transfers of held to maturity securities during the three-month periods ended March 31, 2011 or March 31, 2010.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Loans and allowance for loan losses

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31, 2011	December 31, 2010

Loans held for sale, net of valuation reserve ($-0- at March 31, 2011 and $113 at December 31, 2010)
Real estate—residential mortgage	$24,102	$32,049

Loans held in portfolio, net of unearned discounts
Commercial and industrial	592,566	620,136
Equipment financing receivables	156,473	161,054
Factored receivables	154,948	162,070
Real estate—residential mortgage	132,659	127,695
Real estate—commercial mortgage	98,216	96,991
Real estate—construction and land development	23,975	25,624
Loans to individuals	11,699	11,370
Loans to depository institutions	25,505	15,425
Loans to nondepository financial institutions	110,590	112,882

Loans held in portfolio, gross	1,306,631	1,333,247
Less unearned discounts	17,982	19,013

Loans held in portfolio, net of unearned discounts	1,288,649	1,314,234

	$1,312,751	$1,346,283

At March 31, 2011, the bank had qualified loans, at carrying value of approximately $432.1 million, available to secure borrowings from the FHLB and the FRB. There were no loans pledged at March 31, 2011.

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

Commercial and Loans to Nondepository Financial Institutions

Sterling provides a full range of loans to small and medium-sized businesses with the objective of establishing longer-term relationships. Loans generally range in size up to $20 million, tailored to meet customers’ long- and short-term needs, and include secured and unsecured lines of credit and business installment loans.

Loans generally are collateralized by accounts receivable, inventory and other assets. Sterling also provides back-office services, i.e., processing payroll, generating customer invoices, credit collection assistance and related payroll services. The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers and guarantors, which may be negatively impacted by adverse economic conditions. While these loans are secured, collateral type, marketability, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

Factoring

Factoring provides a finance service that combines working capital financing, credit risk protection, and accounts receivable management for companies in a variety of industries. This business may be conducted on a recourse or non-recourse basis, depending upon the needs of the client.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In general, Sterling records a receivable for the amount of accounts receivable due from customers of its clients and records a liability for the funds due to the client. Under advance factoring arrangements, clients can draw an advance as accounts receivable are sold/assigned to Sterling. With advance factoring, Sterling normally has recourse against the client if the customer fails to pay. Under collection factoring arrangements, clients sell Sterling their accounts receivable and Sterling provides credit protection to the client guaranteeing the collection of the amount due and back-office support. Collection factoring is generally under a nonrecourse basis where the principal source of payment for Sterling is through the collection of the receivable from our clients’s customers whose credit has been approved by Sterling following a rigorous review process. Also, with collection factoring, Sterling has credit default insurance with a nationally recognized insurance company to provide it with protection against customer default.

Commercial Real Estate

Sterling offers a range of commercial real estate lending including financing on commercial buildings, retail properties and mixed use properties. Loans are predicated on the cash flow of the property, the value of the property determined by an independent appraisal and the strength of personal guarantees, if any. Loans are made at fixed or floating rates. Floating rate loans are based on the prime rate. Fixed rate loans are tied to Treasury or FHLB benchmarks and other indices.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geographic and risk grade criteria.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with funds, with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to the timely completion of the project, interest rate changes, government regulation of real property, general economic conditions and the availability of long-term financing.

Equipment Financing

Sterling engages in direct and indirect lease financing. Direct lease financing is when requests for financing originate with an end user seeking to finance equipment for up to 60 months. Indirect lease financing arises through relationships with equipment financing brokers. In both cases, credit approval is based upon a full underwriting process that involves the submission of financial and other information, including the applicant’s historical performance, cash flow projections and value of equipment, and for customers who are not public entities, Sterling generally obtains the personal guarantees of the principals of the entities.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Residential Mortgage

Residential mortgage loans, principally on single-family residences, are made primarily for re-sale into the secondary market. Offering both fixed and adjustable rate residential mortgage loan products, mortgages are focused on conforming credit, government insured FHA and other high-quality loan products. Jumbo loans are also originated for sale into the secondary market, or brokered to third party providers.

The ability of borrowers to service debt in the residential mortgage loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominantly collateralized by first and second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

Concentrations of Credit

There are no industry concentrations (exceeding 10% of loans, gross) of loans held in portfolio. Approximately 68.5% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 22.6% or $6.9 million and 24.3% or $5.9 million of the Company’s net interest income and noninterest income are related to real estate lending for the three months ended March 31, 2011 and 2010, respectively. Real estate prices in the U.S. market decreased during 2010 and have continued to decrease in 2011. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage-related revenues.

As of March 31, 2011, approximately 67.3% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans

Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at March 31, 2011 or 2010.

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the amount of nonaccrual loans of the Company as of the dates indicated:

	March 31, 2011	December 31, 2010

Commercial & industrial	$1,242	$1,014
Equipment financing receivables	972	892
Factored receivables	—	—
Real estate—residential mortgage	1,675	1,614
Real estate-commercial mortgage	3,124	3,124
Real estate—construction and land development	—	—
Loans to individuals	3	—

Total nonaccrual loans	$7,016	$6,644

The following table provides information regarding the past due status of loans at March 31, 2011 and December 31, 2010:

March 31, 2011	30–59 Days Past Due	60–89 Days Past Due	90 & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing

Commercial and industrial	$17,138	$4,702	$1,243	$23,083	$567,821	$590,904	$1
Equipment financing receivables	1,417	820	972	3,209	137,121	140,330	—
Factored receivables	1,180	307	295	1,782	152,989	154,771	295
Real estate—residential mortgage—portfolio	1,916	2,068	1,675	5,659	127,000	132,659	—
Real estate—commercial mortgage	6,812	—	3,124	9,936	88,280	98,216	—
Real estate—construction and land development	—	—	—	—	23,975	23,975	—
Loans to individuals	—	—	3	3	11,696	11,699	—
Loans to depository institutions	—	—	—	—	25,505	25,505	—
Loans to nondepository financial institutions	—	—	—	—	110,590	110,590	—

Total loans, net of unearned discount	$28,463	$7,897	$7,312	$43,672	$1,244,977	$1,288,649	$296

December 31, 2010

Commercial and industrial	$16,899	$4,693	$1,015	$22,607	$595,616	$618,223	$1
Equipment financing receivables	1,399	579	958	2,936	141,299	144,235	66
Factored receivables	3,321	662	247	4,230	157,559	161,789	247
Real estate—residential mortgage—portfolio	3,297	2,515	1,614	7,426	152,318	159,744	—
Real estate—commercial mortgage	9,626	—	3,124	12,750	84,241	96,991	—
Real estate—construction and land development	—	—	—	—	25,624	25,624	—
Loans to individuals	52	—	—	52	11,318	11,370	—
Loans to depository institutions	—	—	—	—	15,425	15,425	—
Loans to nondepository financial institutions	—	—	—	—	112,882	112,882	—

Total loans, net of unearned discount	$34,594	$8,449	$6,958	$50,001	$1,296,282	$1,346,283	$314

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

March 31, 2011	Recorded Investment in Impaired Loans	Principal Balance With No Allowance	Unpaid Principal Balance With Allowance	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized in Impaired Loans

Commercial and industrial	$2,192	$—	$4,242	$518	$2,214	$27
Equipment financing receivables	192	—	192	17	303	20
Factored receivables	—	—	—	—	—	—
Real estate—residential mortgage	4,731	—	4,817	1,208	4,818	47
Real estate—commercial mortgage	3,124	—	3,124	1,113	3,124	26
Real estate—construction and land development	—	—	—	—	—	—
Loans to individuals	—	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—	—
Loans to nondepository financial institutions	—	—	—	—	—	—

Total	$10,239	$—	$12,375	$2,856	$10,459	$120

December 31, 2010

Commercial and industrial	$2,236	$584	$4,243	$605	$1,598
Equipment financing receivables	414	—	414	33	1,095
Factored receivables	—	—	—	—	—
Real estate—residential mortgage	4,904	—	4,990	1,104	3,681
Real estate—commercial mortgage	3,124	—	3,124	1,100	1,725
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Loans to nondepository financial institutions	—	—	—	—	—

Total	$10,678	$584	$12,771	$2,842	$8,099

Credit Quality Indicators

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of loans, (ii) the level of classified loans, (iii) charge-offs, (iv) nonperforming loans and (v) the general economic conditions in the New York metropolitan area.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company has a process for analyzing non-homogeneous loans, such as commercial and industrial and commercial real estate loans, individually by grading the loans based on credit risk. This analysis occurs at varying times based on the type of loan as well as the loan balance and occurs at least once every 18 months for those loans greater than $500,000.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2011 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2011 is presented in the recorded investment in nonaccrual loans table above.

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

	March 31, 2011		December 31, 2010

	Weighted Average Risk Grade	Classified Loans	Weighted Average Risk Grade	Classified Loans

Commercial and industrial	3.31	$5,848	3.32	$3,450
Factored receivables	2.76	—	2.76	—
Real estate—commercial mortgage	3.38	3,124	3.36	3,124
Real estate—construction and land development	4.49	—	4.55	5,249
Loans to depository institutions	1.82	—	3.00	—
Loans to nondepository financial institutions	3.13	—	3.06	—

Total	3.23	$8,972	3.24	$11,823

Allowance for Loan Losses

The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risk inherent in the loan portfolio. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Loans are generally charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as losses by management, internal loan review and/or bank examiners. Furthermore, equipment financing receivables and revolving credit lines to small businesses are charged-off at the earlier of when payments are 120 days past due or when it is determined that collection efforts are no longer productive.

Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee/borrower, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

	Balance, December 31, 2010	Charge- Offs	(Recoveries)	Net Charge-Offs	Provision for Loan Losses	Balance, March 31, 2011

Commercial and industrial	$7,454	$169	$(20)	$149	$174	$7,479
Equipment financing receivables	3,423	3,776	(923)	2,853	2,485	3,055
Factored receivables	1,424	132	(21)	111	27	1,340
Real estate – residential mortgage (portfolio)	2,497	248	(163)	85	184	2,596
Real estate – commercial mortgage	2,275	—	—	—	10	2,285
Real estate – construction and land development	310	—	—	—	(24)	286
Loans to individuals	119	—	—	—	(3)	116
Loans to depository institutions	46	—	—	—	31	77
Loans to nondepository finanical institutions	564	—	—	—	100	664
Unallocated	126	—	—	—	16	142

Total	$18,238	$4,325	$(1,127)	$3,198	$3,000	$18,040

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2010:

Three Months Ended March 31,	2010

Allowance for loan losses:
Balance at beginning of year	$19,872

Charge-offs:
Commercial and industrial	850
Equipment financing receivables	4,983
Factored receivables	151
Real estate—residential mortgage	65
Real estate—commercial mortgage	129
Real estate—construction and land development	—
Loans to individuals	21

Total charge-offs	6,199

Recoveries:
Commercial and industrial	215
Equipment financing receivables	105
Factored receivables	9
Real estate—residential mortgage	—
Real estate—commercial mortgage	—
Real estate—construction and land development	—
Loans to individuals	—

Total recoveries	329

Subtract:
Net charge-offs	5,870

Provision for loan losses	6,000

Less loss on transfers to other real estate owned	39

Balance at end of year	$19,963

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment

	Individually	Collectively	Total	Individually	Collectively	Total

Commercial and industrial	$518	$6,961	$7,479	$2,192	$588,712	$590,904
Equipment financing receivables	17	3,038	3,055	192	140,138	140,330
Factored receivables	—	1,340	1,340	—	154,771	154,771
Real estate—residential mortgage (portfolio)	1,208	1,388	2,596	4,731	127,928	132,659
Real estate—commercial mortgage	1,113	1,172	2,285	3,124	95,092	98,216
Real estate—construction and land development	—	286	286	—	23,975	23,975
Loans to individuals	—	116	116	—	11,699	11,699
Loans to depository institutions	—	77	77	—	25,505	25,505
Loans to nondepository financial institutions	—	664	664	—	110,590	110,590
Unallocated	—	—	142	—	—	—

Total	$2,856	$15,042	$18,040	$10,239	$1,278,410	$1,288,649

Note 4. Federal Home Loan Bank Advances

During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings are all floating-rate advances with an average cost of 1.58%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was an interpretation of the guidance provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration.

Note 5. Other noninterest income and expenses

The following tables set forth the significant components of other noninterest income and other noninterest expenses:

	Three Months Ended March 31,

	2011	2010

OTHER NONINTEREST INCOME
Trade finance income	$588	$492
Other customer related fees	180	174
Trust fees	53	84
Income from life insurance policies	275	264
Gain on other real estate owned	—	13
Other income	703	296

Total other noninterest income	$1,799	$1,323

OTHER NONINTEREST EXPENSES
Advertising and marketing	$425	$1,006
Communications	410	348
Other expenses	2,334	2,173

Total other noninterest expenses	$3,169	$3,527

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 6. Common Shares and Stock Incentive Plan

On March 9, 2011, the Company completed an underwritten public offering of 4.025 million common shares at an offering price of $9.60 per share, which resulted in net proceeds of $36.5 million after underwriting discounts and expenses.

On March 24, 2011, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 20,000 shares of restricted stock to the eight non-management directors (“director restricted shares”) and 41,565 restricted shares to the Chairman, President and five Executive Vice Presidents (“officer restricted shares”). The director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and were also limited by the 2008 agreement between the Company and the U.S. Treasury. The director restricted shares and the officer restricted shares were issued at $9.71 per share, the closing price on the date of the grant. The agreements for both the director restricted shares and the officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company.

Note 7. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended March 31,

	2011	2010

Service Cost	$544	$565
Interest Cost	895	938
Expected return on plan assets	(771)	(789)
Amortization of prior service cost	16	17
Recognized actuarial loss	700	756

Net periodic benefit cost	$1,384	$1,487

The Company expects to contribute approximately $2.0 million to the defined benefit pension plan in 2011.

Note 8. Income Taxes

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

Note 9. Segment Reporting

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, mortgage warehouse lending, factoring and accounts receivable management services, trade financing, equipment leasing, commercial and residential mortgage lending and brokerage, and corporate and consumer deposit services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2011 year-to-date average interest-earning assets were 58.6% loans (corporate lending was 74.0% and real estate lending was 22.6% of total loans, respectively) and 41.0% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 68.5% of loans are to borrowers located in the New York metropolitan area. In order to comply with the segment reporting guidance under U.S. GAAP, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals

Three Months Ended March 31, 2011
Net interest income	$9,625	$4,687	$4,895	$19,207
Noninterest income	7,633	2,183	1,530	11,346
Depreciation and amortization	199	24	1	224
Segment income before income taxes	5,521	3,974	6,169	15,664
Segment assets	877,720	402,877	1,053,759	2,334,356

Three Months Ended March 31, 2010
Net interest income	$8,195	$4,218	$7,264	$19,677
Noninterest income	6,939	1,702	2,338	10,979
Depreciation and amortization	174	28	1	203
Segment income before income taxes	6,327	3,421	8,033	17,781
Segment assets	829,351	355,521	966,572	2,151,444

The following table sets forth reconciliations of net interest income, noninterest income, profits and assets of reportable operating segments to the Company’s consolidated totals:

	Three Months Ended March 31,
	2011	2010

Net interest income:
Total for reportable operating segments	$19,207	$19,677
Other [1]	222	218

Consolidated net interest income	$19,429	$19,895

Noninterest income:
Total for reportable operating segments	$11,346	$10,979
Other [1]	96	123

Consolidated noninterest income	$11,442	$11,102

Income before taxes:
Total for reportable operating segments	$15,664	$17,781
Other [1]	(10,246)	(14,120)

Consolidated income before income taxes	$5,418	$3,661

Assets:
Total for reportable operating segments	$2,334,356	$2,151,444
Other [1]	58,189	42,870

Consolidated assets	$2,392,545	$2,194,314

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 10. Other Comprehensive Income

Information related to the components of other comprehensive income included in accumulated other comprehensive loss is as follows with related tax effects:

	Three Months Ended March 31,

	2011	2010

Other Comprehensive Income
Unrealized holding gains on securities, arising during the period:
Before tax	$693	$2,223
Tax effect	(314)	(1,009)

Net of tax	379	1,214

Reclassification adjustment for securities gains included in net income:
Before tax	(729)	(1,502)
Tax effect	331	682

Net of tax	(398)	(820)

Reclassification adjustment for amortization of prior service cost:
Before tax	16	17
Tax effect	(7)	(8)

Net of tax	9	9

Reclassification adjustment for amortization of net actuarial losses:
Before tax	712	756
Tax effect	(323)	(343)

Net of tax	389	413

Other comprehensive income	$379	$816

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. Fair Value Measurements

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$—	$73,579	$—	$73,579
Agency notes	—	59,662	—	59,662

Total obligations of U.S. government corporations and government sponsored enterprises	—	133,241	—	133,241
Obligations of state and political institutions - New York Bank Qualified	—	28,672	—	28,672
Single-issuer, trust preferred securities	8,666	—	—	8,666
Corporate debt securities	—	238,659	—	238,659
Equity and other securities	4,926	—	—	4,926

Total marketable securities	$13,592	$400,572	$—	$414,164

Other investments	$11,445	$8,686	$—	$20,131

December 31, 2010

Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$—	$51,983	$—	$51,983
Agency notes	—	100,122	—	100,122

Total obligations of U.S. government corporations and government sponsored enterprises	—	152,105	—	152,105
Obligations of state and political institutions - New York Bank Qualified	—	40,044	—	40,044
Single-issuer, trust preferred securities	3,933	—	—	3,933
Corporate debt securities	—	189,058	—	189,058
Equity and other securities	4,940	—	—	4,940

Total marketable securities	$8,873	$381,207	$—	$390,080

Other investments	$11,838	$6,760	$—	$18,598

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

	March 31, 2011	December 31, 2010

Impaired loans	$3,336	$3,368
Other real estate owned, net	132	182
Loans held for sale	24,102	32,049

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

Other real estate owned. Nonrecurring adjustments to certain residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Loans held for sale. Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third-party investors.

Impaired loans at fair value had a recorded investment of $4.5 million, net of a specific allocation of the allowance for loan losses of $1.2 million, at March 31, 2011. Two of the impaired loans are commercial real estate loans and one is a commercial and indutrial loan. The fair value of these loans is estimated using Level 3 inputs. For the first three months of 2011, the Company recognized charge-offs in the allowance for loan losses totaling $0.4 million.

Other real estate owned (comprised of foreclosed assets),which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $132 thousand, net of a valuation allowance of $-0- million at March 31, 2011. Certain of these assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discount criteria. For the three months ended March 31, 2011, the Company did not recognize any charge-offs in connection with the measurement and initial recognition of foreclosed assets; for the year ended December 31, 2010, the Company recognized $538 thousand. Other than foreclosed assets measured at fair value upon initial recognition, two properties were re-measured at fair value during the year ended December 31, 2010, resulting in a $233 thousand charge to noninterest expense.

Loans held for sale, are carried at $24.1 million, which is made up of the outstanding balance of $24.1 million, net of a valuation allowance of $-0- million at March 31, 2011.

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

A description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments follows:

Financial Instruments with Carrying Amounts Equal to Fair Value
The carrying amounts for cash and due from banks, interest-bearing deposits with other banks, customers’ liability under acceptances, accrued interest receivable, Federal funds purchased, securities sold under agreements to repurchase, commercial paper, other short-term borrowings, acceptances outstanding, and accrued interest payable, as a result of their short-term nature, are considered to approximate fair value.

Investment Securities
The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 32.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities:

	March 31, 2011		December 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$35,981	$35,981	$26,824	$26,824
Interest-bearing deposits with other banks	7,932	7,932	40,503	40,503
Investment securities	872,445	876,462	789,315	790,533
Loans held for sale	24,102	24,102	32,049	32,049
Loans held in portfolio, net	1,270,609	1,278,829	1,295,996	1,300,624
Customers’ liability under acceptances	228	228	—	—
Accrued interest receivable	9,296	9,296	8,280	8,280
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,110,916	1,110,916	1,132,497	1,132,497
Time deposits	617,169	618,976	615,267	617,096
Securities sold under agreements to repurchase	26,107	26,107	28,016	28,016
Federal funds purchased	60,000	60,000	15,000	15,000
Commercial paper	15,391	15,391	14,388	14,388
Other short-term borrowings	4,525	4,525	3,490	3,490
Acceptances outstanding	228	228	—	—
Accrued interest payable	1,145	1,145	1,314	1,314
Advances-FHLB and long-term borrowings	154,589	146,944	169,947	173,110

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. New Accounting Standards

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)- Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchased, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class and liabilities (rather major category), which would generally be a subject of assets or liabilities within a line in statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchased, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

ASU No. 2010-20,“Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivables, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. This guidance became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

ASU No. 2010-28,“Intangibles-Goodwill and Other (Topic 350)- When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of this guidance were effective for the Company beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

ASU No. 2010-29 “Business Combinations (Topic 805)- Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributed to the business combination included in the reported pro forma revenue and earnings. The provisions of this guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU No. 2011-02 “Receivables (Topic 310)- A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Corporation on July, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Given the recency of this pronouncement, the Company is continuing to evaluate the impact of adoption of this ASU.

Note 13. Subsequent Event

On April 27, 2011, the parent company paid $42.4 million to the U.S. Treasury for the repurchase of the Treasury’s investment in 42,000 shares of the parent company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, liquidation preference of $1,000 per share (the “Preferred Shares”), issued under the provisions of the TARP Capital Purchase Program. As a result of this action, the Preferred Shares were redeemed in full, eliminating an annual dividend of $2.1 million. In this connection, the Company will recognize in the second quarter a non-cash deemed dividend in determining net income available to common shareholders of $1.3 million which represents the difference between the carrying value of $40.7 million and the liquidation value of $42.0 million for the repurchased Preferred Shares.

On May 5, 2011, the parent company gave a notice to the U.S. Treasury of its intention to repurchase in full the warrant to purchase 516,817 of the parent company’s common shares (the “Warrant”), originally issued to the U.S. Treasury in connection with the U.S. Treasury’s investment in the Preferred Shares. Under the terms of the agreements that govern the rights and obligations of the parent company and the U.S. Treasury regarding the Warrant, whether the parent company will repurchase the Warrant or, if so, the price at which the parent company will repurchase the Warrant is not known as of the date of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank. Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations. Throughout management’s discussion and analysis of financial condition and results of operations, dollar amounts in tables are presented in thousands, except per share data.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, mortgage warehouse lending, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, equipment financing, and deposit services. The Company has operations principally in New York and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in New York, New Jersey and Connecticut (the “New York metropolitan area”) have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the three months ended March 31, 2011, the bank’s average earning assets represented approximately 99.0% of the Company’s average earning assets. Loans represented 58.6% and investment securities represented 38.5% of the bank’s average earning assets for the first three months of 2011.

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

Recent economic conditions during 2011, such as the continuing decrease in real estate values in the principal markets the Company serves and illiquid credit markets, have reduced demands for corporate and real estate lending. If these trends continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 68.5% of total loans at March 31, 2011, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

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

Comparison of the Three Months Ended March 31, 2011 and 2010

The Company reported net income available to common shareholders for the three months ended March 31, 2011 of $3.3 million, representing $0.12 per share calculated on a diluted basis, compared to $1.9 million, or $0.10 per share calculated on a diluted basis, for the first quarter of 2010. The increase in net income available to common shareholders was primarily due to a $3.0 million decrease in the provision for loan losses and a $0.3 increase in noninterest income, partially offset by a $0.4 million decrease in net interest income, a $1.1 million increase in noninterest expenses and a $0.4 million increase in the provision for income taxes.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $20.3 million for the first quarter of 2011 compared to $20.4 million for the 2010 period. Net interest income benefitted from higher average loan and investment securities balances and lower cost of funding. Those benefits were more than offset by the impact of lower yields on loans and investment securities and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 3.84% for the first quarter of 2011 compared to 4.37% for the 2010 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $23.6 million for the first quarter of 2011, down $0.9 million from the 2010 period. The tax-equivalent yield on interest-earning assets was 4.50% for the first quarter of 2011 compared to 5.28% for the 2010 period.

Interest earned on the loan portfolio increased to $16.9 million for the first quarter of 2011 from $16.5 million in the prior year period. Average loan balances amounted to $1,254.3 million for the first quarter of 2011, an increase of $95.2 million from an average of $1,159.1 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.4 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.59% for the first quarter of 2011 from 5.98% for the 2010 period, which was primarily attributed to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $6.7 million for the first quarter of 2011 from $7.9 million in the 2010 period. Average outstandings increased to $823.7 million (38.5% of average earning assets) for the first quarter of 2011 from $696.2 million (36.5% of average earning assets) in the first quarter of 2010. The average yield on investment securities decreased to 3.24% for the first quarter of 2011 from 4.52% in the 2010 period. The increase in balances and the decrease in yields reflect the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods while taking advantage of the current uptick in long-term rates. The short-term part of the strategy was implemented through the sale of available for sale securities, principally mortgage-backed securities, with longer term average lives offset by the purchase of short-term corporate debt and obligations of U.S. government corporations and government sponsored enterprises. The long-term part of the strategy was implemented through the purchase of obligations of state and political subdivisions with maturities of approximately 15 years.

Total interest expense decreased by $0.8 million for the first quarter of 2011 from $4.1 million for the 2010 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings partially offset by the impact of higher interest-bearing deposits.

Interest expense on deposits decreased to $2.1 million for the first quarter of 2011 from $2.6 million for the 2010 period, due to decreases in the cost of those funds partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.71%, which was 31 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,181.5 million for the first quarter of 2011 compared to $1,045.2 million for the prior year period, reflecting the impact of the Company’s business development activities as well as the purchase of funds from CDARS.

Interest expense on borrowings decreased to $1.3 million for the first quarter of 2011 from $1.5 million for the 2010 period, primarily due to lower cost of those funds partially offset by the impact of the changes in mix. Average borrowings decreased to $234.3 million for the first quarter of 2011 from $250.8 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. The rates paid on all categories of borrowings, except on advances from the FHLB, were flat in the first quarter of 2011 compared with those in the 2010 period. During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings are all floating-rate advances with an average cost of 1.58%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was an interpretation of the guidance provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration. The blended cost of borrowings decreased by 21 bps to 2.18% from 2.39%.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 44), the provision for loan losses for the first quarter of 2011 was $3.0 million, compared to $6.0 million for the prior year period. Factors affecting the lower provision for the first quarter of 2011 included stable economic conditions during the quarter and a lower level of net charge-offs.

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

During 2011, the allowance for loan losses decreased $0.2 million from $18.2 million at December 31, 2010 primarily due to decreases in the allowance allocated to equipment financing receivables ($0.4 million) and factored receivables ($0.1 million) partially offset by increases in the allowance allocated real estate-residential ($0.1 million) and loans to nondepository institutions ($0.1 million). The allowance allocated to lease financing receivables decreased primarily as a result of the lower level of nonaccrual loans.

Noninterest Income
Noninterest income increased to $11.4 million for the first quarter of 2011 from $11.1 million in the 2010 period. The increase principally resulted from the benefit derived from increased mortgage banking income and accounts receivable management/factoring commissions and other fees which was partially offset by lower securities gains. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of increased volumes at our factoring unit and billings by clients providing temporary staffing also contributed to the improved level of fee income. Mortgage banking increased due to slightly greater volume of loans sold at higher yields and a change in the mix of products being sold. Securities gains declined and reflected a modification of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was replaced by the strategy that was described under Net Interest Income on page 40. The Company sold approximately $55 million of securities with a weighted average life of about 2.1 years. Reinvestment of the proceeds will be in obligations of state and political subdivisions and U.S. government agencies with maturities of approximately 15 years and in short-term corporate securities.

Noninterest Expenses
Noninterest expenses for the first quarter of 2011 increased $1.1 million when compared to the 2010 period, primarily reflecting higher compensation and occupancy expense related to the growth of the business and increased business development activities.

Provision for Income Taxes
The provision for income taxes for the first quarter of 2011 increased to $1.5 million, reflecting an effective tax rate of 27.2%, compared with $1.1 million for the first quarter of 2010 reflecting an effective tax rate of 30.0%. The increase was primarily due to the higher level of pre-tax income in the 2011 period. The decrease in the effective tax rate was primarily related to the higher proportions of tax-exempt income achieved in 2011 compared to 2010 partially offset by the impact of a higher level of pre-tax income.

BALANCE SHEET ANALYSIS

Securities
At March 31, 2011, the Company’s portfolio of securities totaled $872.4 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $470.1 million which is approximately 53.9% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $8.0 million and $4.0 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included gross unrealized gains of $0.8 million and gross unrealized losses of $1.9 million. As of March 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table on page 9 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In connection with an asset-liability management program described under Net Interest Income on page 40, the Company sold approximately $55 million of securities with a weighted average life of about 2.1 years. Reinvestment of the proceeds will be in obligations of state and political subdivisions and U.S. government agencies with maturities of approximately 15 years and in short-term corporate securities.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

March 31, 2011	Weighted Average Life		Weighted Average Yield

	AFS	HTM	AFS	HTM

Residential mortgage-backed securities	5.3 Years	3.0 Years	2.93%	4.53%
Agency notes (with original call dates ranging between 3 and 36 months)	5.5 Years	5.7 Years	1.84%	1.51%
Corporate debt securities	0.9 Years	—	2.14%	—
Obligations of state and political subdivisions – New York Bank Qualified	8.5 Years	11.1 Years	5.67%[1]	5.86%[1]

[1] tax equivalent

The following table sets forth the composition of the Company’s investment securities by type, with related values:

	March 31, 2011		December 31, 2010

	Balances	% of Total	Balances	% of Total

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$6,182	0.71%	$7,504	0.95%
CMOs (Federal Home Loan Mortgage Corporation)	65,292	7.48	47,422	6.01
CMOs (Government National Mortgage Association)	6,830	0.78	7,290	0.92
Federal National Mortgage Association	75,121	8.61	78,822	9.98
Federal Home Loan Mortgage Corporation	34,799	3.99	40,628	5.15
Government National Mortgage Association	4,833	0.55	5,052	0.64

Total residential mortgage-backed securities	193,057	22.12	186,718	23.65

Agency notes
Federal National Mortgage Association	130,014	14.90	115,133	14.59
Federal Home Loan Bank	59,850	6.86	24,932	3.16
Federal Home Loan Mortgage Corporation	77,197	8.85	92,479	11.72
Federal Farm Credit Bank	10,011	1.15	15,109	1.91

Total obligations of U.S. government corporations and government sponsored enterprises	470,129	53.88	434,371	55.03

Obligations of state and political institutions-New York Bank Qualified	150,065	17.20	157,013	19.89
Single-issuer, trust preferred securities	8,666	0.99	3,933	0.50
Corporate debt securities	238,659	27.36	189,058	23.95
Other securities	4,926	0.57	4,940	0.63

Total	$872,445	100.00%	$789,315	100.00%

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

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 57% of all loans. Loans in this category are typically made to small- and medium-sized businesses and range between $250 thousand and $15 million. The Company’s real estate mortgage portfolio, which represents approximately 21% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 11% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31,

	2011		2010

	Balances	% of Total	Balances	% of Total

Domestic
Commercial and industrial	$590,904	45.01%	$571,200	46.98%
Lease financing receivables	140,330	10.69	179,407	14.76
Factored receivables	154,771	11.79	151,054	12.42
Real estate-residential mortgage
Portfolio	132,659	10.11	127,453	10.48
Held for sale	24,102	1.84	20,885	1.72
Real estate-commercial mortgage	98,216	7.48	96,670	7.95
Real estate-construction and land development	23,975	1.83	22,386	1.84
Loans to individuals	11,699	0.89	13,043	1.07
Loans to depository institutions	25,505	1.94	—	—
Loans to nondepository financial institutions	110,590	8.42	33,829	2.78

Loans, net of unearned discounts	$1,312,751	100.00%	$1,215,927	100.00%

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

During the first three months of 2011, conditions across many segments of the economy began to stabilize. Nonaccrual loans increased by $0.4 million at the end of the first three months of 2011 compared to December 31, 2010 (primarily reflecting a $0.2 million increase in nonaccrual commercial and industrial loans and a $0.1 million increase in equipment financing receivables), and net charge-offs for the first three months of 2011 were $3.2 million, compared to $2.9 million for the fourth quarter of 2010. Nevertheless, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	March 31,

	2011	2010

Gross loans	$1,330,733	$1,239,037

Nonaccrual loans
Commercial and industrial	$1,242	$4,052
Lease financing receivables	972	11,298
Factored receivables	—	—
Real estate-residential mortgage	1,675	1,889
Real estate-commercial mortgage	3,124	—
Real estate-construction and land development	—	—
Loans to individuals	3	—

Total nonaccrual loans	7,016	17,239

Other real estate owned	132	874

Total non-performing assets	$7,148	$18,113

Loans past due 90 days or more and still accruing	$296	$3,668

At March 31, 2011, commercial and industrial nonaccruals represented 0.21% of commercial and industrial loans. There were seven loans made to small business borrowers located in two states with balances ranging between approximately $20.6 thousand and $497.6 thousand.

At March 31, 2011, lease financing nonaccruals represented 0.69% of lease financing receivables. The lessees of the equipment are located in twelve states. There were fourteen leases ranging between approximately $0.2 thousand and $254.2 thousand, twelve of which were under $100 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At March 31, 2011, residential real estate nonaccruals represented 1.26% of residential real estate loans held in portfolio. There were eleven loans ranging between approximately $10.1 thousand and $302.6 thousand secured by properties located in six states.

At March 31, 2011, other real estate owned consisted of two properties with values between approximately $31.7 thousand and $100.0 thousand located in two states.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgement of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan losses methodology includes allowance allocations calculated in accordance with FASB Codification Topic 310, Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450, Contingencies. Accordingly, the methodology is based on historical experience by type of credit and internal risk grade, specific homogenous pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for specific loans or loan pools. See Note 3-Loans and Allowance for Loan Losses in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the methodology for estimating the appropriate level of the allowance for loan losses.

At March 31, 2011, the ratio of the allowance to loans held in portfolio, net unearned discounts, was 1.40% and the allowance was $18.0 million. Loans 90 days past due and still accruing amounted to $296 thousand. At such date, the Company’s nonaccrual loans amounted to $7.0 million; $4.3 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totalling $1.4 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgement as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of March 31, 2011. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses different from the provision taken in the first quarter of 2011. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- and $2.4 million at March 31, 2011 and 2010, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended March 31,

	2011	2010

Average loans held in portfolio, net of unearned discounts, during period	$1,228,301	$1,132,255

Allowance for loan losses:
Balance at beginning of period	$18,238	$19,872

Charge-offs:
Commercial and industrial	169	850
Lease financing receivables	3,776	4,983
Factored receivables	132	151
Real estate - residential mortgage	248	65
Real estate - commercial mortgage	—	129
Real estate - construction and land development	—	—
Loans to individuals	—	21

Total charge-offs	4,325	6,199

Recoveries:
Commercial and industrial	20	215
Lease financing receivables	923	105
Factored receivables	21	9
Real estate - residential mortgage	163	—
Real estate - commercial mortgage	—	—
Real estate - construction and land development	—	—
Loans to individuals	—	—

Total recoveries	1,127	329

Subtract:
Net charge-offs	3,198	5,870

Provision for loan losses	3,000	6,000

Less losses on transfers to other real estate owned	—	39

Balance at end of period	$18,040	$19,963

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	1.04%	2.07%

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

	March 31, 2011		December 31, 2010

	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$7,479	45.86%	$7,454	47.04%
Loans to depository institutions	77	1.98	46	1.17
Loans to nondepository financial institutions	664	8.58	564	8.59
Equipment financing receivables	3,055	10.89	3,423	10.97
Factored receivables	1,340	12.01	1,424	12.31
Real estate - residential mortgage	2,596	10.29	2,497	9.72
Real estate - commercial mortgage	2,285	7.62	2,275	7.38
Real estate - construction and land development	286	1.86	310	1.95
Loans to individuals	116	0.91	119	0.87
Unallocated	142	0.00	126	0.00

Total	$18,040	100.00%	$18,238	100.00%

As of March 31, 2011, the allowance for loan losses decreased by $0.2 million from $18.2 million at December 31, 2010 primarily due to a reduction in the allowance allocated to equipment financing receivables ($0.4 million) and factored receivables ($0.1 million) partially offset by increases in the allowance allocated to real estate residential mortgage ($0.1 million) and loans to nondepository institutions ($0.1 million). The allowance allocated to equipment financing receivables decreased primarily as a result of the lower level of equipment financing receivables nonaccrual balances.

Deposits
A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	March 31,

	2011		2010

	Balances	% of Total	Balances	% of Total

Domestic
Demand	$561,524	32.49%	$509,453	31.56%
NOW	178,243	10.32	221,797	13.74
Savings	18,853	1.09	18,832	1.17
Money Market	352,296	20.39	322,059	19.95
Time deposits	617,169	35.71	541,321	33.54

Total domestic deposits	1,728,085	100.00	1,613,462	99.96

Foreign
Time deposits	—	—	580	0.04

Total deposits	$1,728,085	100.00%	$1,614,042	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on page 51.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 53. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At March 31, 2011, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The bank regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, current economic conditions, the global financial crisis and the likelihood, as described in the 2010 Form 10-K, of increased formal capital requirements for banking organizations. In light of the foregoing, the Company and the bank expect that they will maintain capital ratios substantially in excess of these ratios.

During the first quarter 2011, we completed an underwritten public offering of 4,025,000 shares of our common shares at an offering price of $9.60 per share, which resulted in net proceeds of $36.5 million after underwriting discounts and expenses. The proceeds from the issuance of shares were intended to be used for general corporate purposes which could include the financing of possible acquisitions of complementary business or assets, including FDIC-assisted transactions, the extension of credit to, or the funding of the investments in, our subsidiaries, or the possible repurchase of Series A Preferred Shares, separately or together with the warrant for 516,817 common shares held by the U.S. Treasury, subject to the receipt of any required regulatory approval.

On April 27, 2011, after obtaining regulatory approvals, the parent company repurchased from the U.S. Treasury all of the issued and outstanding Fixed Rate Cumulative Perpetual Preferred Shares, Series A, for an aggregate purchase price of $42,420,000, which includes accrued and unpaid dividends. The repurchase was funded with a combination of the proceeds from the March 2011 and March 2010 offerings of common shares.

On May 5, 2011, the parent company gave a notice to the U.S. Treasury of its intention to repurchase in full the warrant to purchase 516,817 of the parent company’s common shares, originally issued to the U.S. Treasury in connection with the U.S. Treasury’s investment in the Series A preferred shares. Under the terms of the agreements that govern the rights and obligations of the parent company and the U.S. Treasury regarding the warrant, whether the parent company will repurchase the warrant or, if so, the price at which the parent company will repurchase the warrant is not known as of the date of this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 12 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and laws and regulations concerning taxes, banking and securities with which the Company must comply; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2010; and other risks and uncertainties detailed from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended March 31,
(Unaudited)

	2011			2010

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-bearing deposits with other banks	$52,589	$35	0.27%	$43,365	$19	0.17%
Investment Securities
Available for sale - taxable	350,728	2,057	2.35	292,343	2,734	3.74
Held to maturity - taxable	316,118	2,187	2.77	312,199	3,716	4.76
Tax-exempt [2]	156,867	2,425	6.18	91,655	1,408	6.15

Total investment securities	823,713	6,669	3.24	696,197	7,858	4.52
FRB and FHLB stock [2]	9,142	23	1.02	8,467	122	5.74
Loans, net of unearned discounts [3]	1,254,344	16,876	5.59	1,159,100	16,511	5.98

TOTAL INTEREST-EARNING ASSETS	2,139,788	23,603	4.50%	1,907,129	24,510	5.28%

Cash and due from banks	36,937			35,588
Allowance for loan losses	(19,817)			(22,158)
Goodwill	22,901			22,901
Other assets	144,199			126,988

TOTAL ASSETS	$2,324,008			$2,070,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$19,964	2	0.05%	$18,454	3	0.07%
NOW	205,789	71	0.14	249,671	225	0.37
Money market	342,173	627	0.74	324,458	737	0.92
Time	613,586	1,360	0.90	452,065	1,673	1.50
Foreign
Time	—	—	—	580	2	1.09

Total interest-bearing deposits	1,181,512	2,060	0.71	1,045,228	2,640	1.02

Borrowings
Securities sold under agreements to repurchase - customers	41,269	48	0.47	50,525	61	0.49
Securities sold under agreements to repurchase - dealers	5,000	16	1.29	—	—	—
Federal funds purchased	4,833	2	0.15	11,200	4	0.14
Commercial paper	15,656	12	0.30	16,404	13	0.31
Short-term borrowings - FRB	—	—	—	15,000	9	0.25
Short-term borrowings - other	2,590	—	—	2,233	—	—
Advances - FHLB	139,215	664	1.93	129,681	871	2.72
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38

Total borrowings	234,337	1,265	2.18	250,817	1,481	2.39

TOTAL INTEREST-BEARING LIABILITIES	1,415,849	3,325	0.95%	1,296,045	4,121	1.29%

Noninterest-bearing deposits	538,136	—		468,676	—

Total including noninterest-bearing demand deposits	1,953,985	3,325	0.69%	1,764,721	4,121	0.95%

Other liabilities	138,610			134,478

Total liabilities	2,092,595			1,899,199
Shareholders’ equity	231,413			171,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,324,008			$2,070,448

Net interest income/spread		20,278	3.55%		20,389	3.99%

Net yield on interest-earning assets (margin)			3.84%			4.37%

Less: Tax equivalent adjustment		849			494

Net interest income		$19,429			$19,895

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended March 31, 2011 to March 31, 2010

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$4	$12	$16

Investment Securities
Available for sale - taxable	464	(1,141)	(677)
Held to maturity - taxable	45	(1,574)	(1,529)
Tax-exempt [2]	1,010	7	1,017

Total investment securities	1,519	(2,708)	(1,189)

FRB and FHLB stock	9	(108)	(99)

Loans, net of unearned discounts [3]	1,446	(1,081)	365

TOTAL INTEREST INCOME	$2,978	$(3,885)	$(907)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(1)	$(1)
NOW	(34)	(120)	(154)
Money market	39	(149)	(110)
Time	483	(796)	(313)
Foreign
Time	(2)	—	(2)

Total interest-bearing deposits	486	(1,066)	(580)

Borrowings
Securities sold under agreements to repurchase - customers	(11)	(2)	(13)
Securities sold under agreements to repurchase - dealers	16	—	16
Federal funds purchased	(2)	—	(2)
Commercial paper	(1)	—	(1)
Short-term borrowings - FRB	(9)	—	(9)
Short-term borrowings - other	—	—	—
Advances - FHLB	60	(267)	(207)
Long-term borrowings - sub debt	—	—	—

Total borrowings	53	(269)	(216)

TOTAL INTEREST EXPENSE	$539	$(1,335)	$(796)

NET INTEREST INCOME	$2,439	$(2,550)	$(111)

[1]	This table is presented on a tax-equivalent basis.

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

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized

As of March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital(to Risk-Weighted Assets):
The Company	$292,071	16.53%	$141,328	8.00%	$176,660	10.00%
The bank	215,593	12.36	139,555	8.00	174,443	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	273,770	15.50	70,664	4.00	105,996	6.00
The bank	197,292	11.31	69,777	4.00	104,666	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	273,770	11.90	92,044	4.00	115,055	5.00
The bank	197,292	8.65	91,191	4.00	113,989	5.00

As of December 31, 2010

Total Capital(to Risk-Weighted Assets):
The Company	$255,022	14.68%	$138,982	8.00%	$173,728	10.00%
The bank	211,737	12.32	137,516	8.00	171,895	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	236,477	13.61	69,491	4.00	104,237	6.00
The bank	193,192	11.24	68,758	4.00	103,137	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	236,477	10.15	93,152	4.00	116,440	5.00
The bank	193,192	8.39	92,070	4.00	115,087	5.00

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2011, presented on page 57, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of March 31, 2011, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2010, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.4% ($3.7 million) and a 6.8% ($7.2 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.9% ($1.0 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2010 was considered to be remote given then-current interest rate levels. As of March 31, 2011, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.5% ($1.7 million) and a 3.5% ($3.9 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.5% ($0.6 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2011 was considered to be remote given then-current interest rate levels.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to adversely affect the Company’s results in 2011.

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

At March 31, 2011, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $16.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $100.1 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2011:

	Payments Due by Period

Contractual obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$154,589	$15,000	$11,818	$101,997	$25,774
Operating Leases	48,540	4,806	8,969	9,211	25,554

Total Contractual Cash Obligations	$203,129	$19,806	$20,787	$111,208	$51,328

(1) Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2011:

	Amount of Commitment Expiration per Period

Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$35,676	$35,676	$—	$—	$—
Commercial Loans	27,777	19,589	6,254	—	1,934

Total Loans	63,453	55,265	6,254	—	1,934
Standby Letters of Credit	24,627	23,852	775	—	—
Other Commercial Commitments	68,913	68,749	—	—	164

Total Commercial Commitments	$156,993	$147,866	$7,029	$—	$2,098

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

	Repricing Date

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$7,932	$—	$—	$—	$—	$—	$7,932
Investment securities	62,527	238,858	201,790	68,860	300,410	—	872,445
Commercial and industrial loans	445,498	62,184	81,646	3,238	—	(1,662)	590,904
Lease financing receivables	671	10,313	77,246	64,011	4,233	(16,144)	140,330
Factored receivables	154,948	—	—	—	—	(177)	154,771
Real estate-residential mortgage	22,664	31,698	16,196	28,156	58,047	—	156,761
Real estate-commercial mortgage	27,990	17,863	35,125	17,238	—	—	98,216
Real estate-construction and land development	10,286	—	8,989	4,700	—	—	23,975
Loans to individuals	8,541	2,126	1,032	—	—	—	11,699
Loans to nondepository financial institutions	88,292	21,122	1,110	—	66	—	110,590
Loans to depository institutions	25,505	—	—	—	—	—	25,505
Noninterest-earning assets & allowance for loan losses	—	—	—	—	—	199,417	199,417

Total Assets	854,854	384,164	423,134	186,203	362,756	181,434	2,392,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	18,853	—	—	—	18,853
NOW [1]	—	—	178,243	—	—	—	178,243
Money market [1]	267,745	—	84,551	—	—	—	352,296
Time	262,916	306,132	48,121	—	—	—	617,169
Securities sold under agreement to repurchase - customers	21,107	—	—	—	—	—	21,107
Securities sold under agreement to repurchase - dealers	—	—	5,000	—	—	—	5,000
Federal funds purchased	60,000	—	—	—	—	—	60,000
Commercial paper	15,341	50	—	—	—	—	15,391
Short-term borrowings - other	4,525	—	—	—	—	—	4,525
Advances - FHLB	100,000	15,000	13,815	—	—	—	128,815
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	—	965,372	965,372

Total Liabilities and Shareholders’ Equity	731,634	321,182	348,583	—	25,774	965,372	2,392,545

Net Interest Rate Sensitivity Gap	$123,220	$62,982	$74,551	$186,203	$336,982	$(783,938)	$—

Cumulative Gap March 31, 2011	$123,220	$186,202	$260,753	$446,956	$783,938	$—	$—

Cumulative Gap March 31, 2010 [2]	$160,652	$137,818	$191,021	$408,750	$757,828	$—	$—

Cumulative Gap December 31, 2010 [2]	$377,384	$308,139	$289,256	$468,057	$786,799	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the first quarter of 2011. At March 31, 2011, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

STERLING BANCORP

(Registrant)

Date: May 10, 2011	/s/ Louis J. Cappelli

Louis J. Cappelli
Chairman and Chief Executive Officer

Date: May 10, 2011	/s/ John W. Tietjen

John W. Tietjen
Executive Vice President and
Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of per share earnings	62

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	63

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	64

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	65

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	66