Form 10-Q
period 2011-06-30
STERLING BANCORP
filed 2011-08-09
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________to ___________________________________

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

 ☐ Yes ☒ No

As of July 31, 2011 there were 30,924,832 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

*  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
 (dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$39,906	$26,824
Interest-bearing deposits with other banks	102,889	40,503

Securities available for sale (at estimated fair value; pledged: $74,196 in 2011 and $95,311 in 2010)	409,041	390,080
Securities held to maturity (pledged: $286,089 in 2011 and $212,606 in 2010) (estimated fair value: $480,729 in 2011 and $400,453 in 2010)	470,642	399,235
Total investment securities	879,683	789,315

Loans held for sale	25,154	32,049
Loans held in portfolio, net of unearned discounts	1,364,209	1,314,234
Less allowance for loan losses	18,535	18,238
Loans, net	1,345,674	1,295,996

Federal Reserve and Federal Home Loan Bank stock, at cost	8,744	9,365
Goodwill	22,901	22,901
Premises and equipment, net	22,384	15,909
Other real estate	2,004	182
Accrued interest receivable	9,399	8,280
Cash surrender value of life insurance policies	52,510	51,512
Other assets	70,836	67,621
	$2,582,084	$2,360,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$602,240	$570,290
Savings, NOW and money market deposits	636,203	562,207
Time deposits	762,351	615,267
Total deposits	2,000,794	1,747,764
Securities sold under agreements to repurchase - customers	29,236	23,016
Securities sold under agreements to repurchase - dealers	5,000	5,000
Federal funds purchased	—	15,000
Commercial paper	15,427	14,388
Short-term borrowings - other	23,865	3,490
Advances - FHLB	128,456	144,173
Long-term borrowings - subordinated debentures	25,774	25,774
Total borrowings	227,758	230,841

Accrued interest payable	974	1,314
Due to factored clients	70,615	91,543
Accrued expenses and other liabilities	62,687	66,253
Total liabilities	2,362,828	2,137,715

Shareholders’ equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued -0- and 42,000 shares, respectively	—	40,602
Common stock, $1 par value. Authorized 50,000,000 shares; issued 35,225,110 and 31,138,545 shares, respectively	35,225	31,139
Warrants to purchase common stock	—	2,615
Capital surplus	270,621	236,437
Retained earnings	11,379	11,392
Accumulated other comprehensive loss	(11,389)	(12,887)
Common shares in treasury at cost, 4,300,278 and 4,297,782 shares, respectively	(86,580)	(86,556)
Total shareholders’ equity	219,256	222,742
	$2,582,084	$2,360,457

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
 (dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans	$17,779	$17,121	$34,655	$33,632
Investment securities
Available for sale	2,684	3,377	5,107	6,330
Held to maturity	3,482	3,890	6,879	8,302
FRB and FHLB stock	143	63	166	184
Deposits with other banks	22	24	57	43
Total interest income	24,110	24,475	46,864	48,491

INTEREST EXPENSE
Deposits
Savings, NOW and money market	700	825	1,400	1,790
Time	1,382	1,637	2,742	3,312
Short-term borrowings	87	102	165	189
Advances - FHLB	500	849	1,164	1,720
Long-term borrowings - subordinated debentures	524	524	1,047	1,047
Total interest expense	3,193	3,937	6,518	8,058

Net interest income	20,917	20,538	40,346	40,433

Provision for loan losses	3,000	5,500	6,000	11,500

Net interest income after provision for loan losses	17,917	15,038	34,346	28,933

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	6,099	5,946	11,467	11,073
Mortgage banking income	1,600	1,496	3,775	3,173
Service charges on deposit accounts	1,432	1,548	2,803	3,021
Securities gains	380	746	1,109	2,248
Other income	1,357	1,625	3,156	2,948
Total noninterest income	10,868	11,361	22,310	22,463

NONINTEREST EXPENSE
Salaries and employee benefits	14,465	13,661	28,725	26,823
Occupancy and equipment expenses, net	3,515	3,052	6,788	5,592
Deposit insurance	897	770	1,830	1,524
Professional fees	889	1,020	1,707	2,373
Other expenses	3,680	3,636	6,849	7,163
Total noninterest expenses	23,446	22,139	45,899	43,475

Income before income taxes	5,339	4,260	10,757	7,921

Provision for income taxes	1,394	1,278	2,869	2,376

Net income	3,945	2,982	7,888	5,545
Dividends on preferred shares and accretion	189	644	833	1,280
Accelerated accretion from redemption of preferred shares	1,241	—	1,241	—
Net income available to common shareholders	$2,515	$2,338	$5,814	$4,265

Average number of common shares outstanding
Basic	30,414,947	25,752,172	28,883,154	22,479,292
Diluted	30,414,947	25,752,172	28,883,154	22,484,177

Net income available to common shareholders, per average common share
Basic	$0.08	$0.09	$0.20	$0.19
Diluted	0.08	0.09	0.20	0.19

Dividends per common share	0.09	0.09	0.18	0.18

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
 (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$3,945	$2,982	$7,888	$5,545

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale and other investments arising during the year	929	946	1,308	2,160

Reclassification adjustment for gains included in net income	(208)	(408)	(606)	(1,228)

Reclassification adjustment for amortization of:
Prior service cost	8	9	17	18
Net actuarial losses	390	424	779	837
Other comprehensive income	1,119	971	1,498	1,787
Comprehensive income	$5,064	$3,953	$9,386	$7,332

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Preferred Stock
Balance at January 1,	$40,602	$40,113
Discount accretion	157	230
Redemption	(42,000)	—
Accelerated accretion	1,241	—
Balance at June 30,	$—	$40,343

Common Stock
Balance at January 1,	$31,139	$22,227
Common shares issued	4,025	8,625
Restricted shares issued	61	84
Common shares issued under stock incentive plan	—	203
Balance at June 30,	$35,225	$31,139

Warrants to Purchase Common Stock
Balance at January 1,	$2,615	$2,615
Repurchase of warrants	(2,615)	—
Balance at June 30,	$—	$2,615

Capital Surplus
Balance at January 1,	$236,437	$178,734
Common shares issued	32,429	56,256
Restricted shares issued	(61)	(84)
Repurchase of warrants	1,670	—
Common shares issued under stock incentive plan and related tax benefits	—	1,274
Stock option compensation and restricted stock expense	146	118
Balance at June 30,	$270,621	$236,298

Retained Earnings
Balance at January 1,	$11,392	$15,828
Net income	7,888	5,545
Cash dividends paid - preferred shares	(945)	(1,050)
Cash dividends paid - common shares	(5,558)	(4,045)
Discount accretion on series A preferred stock	(157)	(230)
Accelerated accretion - preferred shares	(1,241)	—
Balance at June 30,	$11,379	$16,048

Accumulated Other Comprehensive Loss
Balance at January 1,	$(12,887)	$(12,399)
Other comprehensive income, net of tax	1,498	1,787
Balance at June 30,	$(11,389)	$(10,612)

Treasury Stock
Balance at January 1,	$(86,556)	$(85,168)
Surrender of shares issued under stock incentive plan	(24)	(1,388)
Balance at June 30,	$(86,580)	$(86,556)

Total Shareholders’ Equity
Balance at January 1,	$222,742	$161,950
Net changes during the period	(3,486)	67,325
Balance at June 30,	$219,256	$229,275

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net Income	$7,888	$5,545
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	6,000	11,500
Depreciation and amortization of premises and equipment	1,497	1,171
Securities gains	(1,109)	(2,248)
Income from life insurance policies, net	(216)	(357)
Deferred income tax benefit	(498)	(1,266)
Proceeds from sale of loans	188,026	199,807
Gains on sales of loans, net	(3,787)	(3,184)
Originations of loans held for sale	(178,286)	(204,690)
Amortization of premiums on securities	4,686	2,379
Accretion of discounts on securities	(219)	(350)
Increase in accrued interest receivable	(1,119)	(1,109)
(Decrease) Increase in accrued interest payable	(340)	331
Decrease in due to factored clients	(20,928)	(4,483)
(Decrease) Increase in accrued expenses and other liabilities	(2,132)	4,421
(Increase) Decrease in other assets	(3,538)	50
Gain on other real estate owned	(5)	(28)
Net cash (used in) provided by operating activities	(4,080)	7,489

Investing Activities
Purchase of premises and equipment	(7,972)	(5,964)
Net (increase) decrease in interest-bearing deposits with other banks	(62,386)	24,530
Net increase in loans held in portfolio	(52,151)	(31,161)
Net increase in short-term factored receivables	(4,488)	(20,726)
Decrease in other real estate	86	728
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	27,866	32,908
Purchases of securities - held to maturity	(159,305)	(49,591)
Proceeds from calls of securities - held to maturity	60,000	66,880
Proceeds from prepayments, redemptions or maturities of securities - available for sale	143,251	113,116
Purchases of securities - available for sale	(305,318)	(510,083)
Proceeds from calls/sales of securities - available for sale	140,005	266,800
Proceeds from redemptions or maturities of securities - FHLB & FRB stock	831	945
Purchases of securities - FHLB & FRB stock	(210)	(960)
Net cash used in investing activities	(219,791)	(112,578)

Financing Activities
Net increase (decrease) in noninterest-bearing demand deposits	31,950	(21,095)
Net increase (decrease) in savings, NOW and money market deposits	73,996	(65,314)
Net increase in time deposits	147,084	147,216
Net decrease in Federal funds purchased	(15,000)	(31,000)
Net increase in securities sold under agreements to repurchase	6,220	39,916
Net increase (decrease) in commercial paper and other short-term borrowings	21,414	(11,966)
Decrease in long-term borrowings	(15,717)	(5,118)
Proceeds from exercise of stock options	—	263
Proceeds from issuance of common stock	36,454	64,882
Cash dividends paid on preferred stock	(945)	(1,050)
Cash dividends paid on common stock	(5,558)	(4,045)
Net repayment redemption of preferred stock and common stock warrants	(42,945)	—
Net cash provided by financing activities	236,953	112,689

Net increase in cash and due from banks	13,082	7,600
Cash and due from banks - beginning of period	26,824	24,911

Cash and due from banks - end of period	$39,906	$32,511

Supplemental disclosures:
Interest paid	$6,858	$7,727
Income taxes paid	3,458	3,129
Loans held for sale transferred to portfolio	942	904
Loans transferred to other real estate	1,903	76

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended June 30, 2011 and 2010 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. Throughout the notes, dollar amounts presented in tables are in thousands, except per share data. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$44,720	$281	$27	$44,974
CMOs (Government National Mortgage Association)	6,470	26	—	6,496
Federal National Mortgage Association	10,815	117	—	10,932
Federal Home Loan Mortgage Corporation	40	2	1	41
Government National Mortgage Association	104	1	—	105
Total residential mortgage-backed securities	62,149	427	28	62,548

Agency notes
Federal National Mortgage Association	15,091	27	—	15,118
Federal Home Loan Bank	10,000	14	—	10,014
Federal Home Loan Mortgage Corporation	19,982	46	—	20,028
Total obligations of U.S. government corporations and government sponsored enterprises	107,222	514	28	107,708

Obligations of state and political institutions-New York Bank Qualified	25,124	759	2	25,881
Single-issuer, trust preferred securities	22,543	163	380	22,326
Corporate debt securities	248,983	96	943	248,136
Other securities	5,039	1	50	4,990
Total	$408,911	$1,533	$1,403	$409,041

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$36,026	$64	$372	$35,718
CMOs (Government National Mortgage Association)	7,218	72	—	7,290
Federal National Mortgage Association	8,750	84	13	8,821
Federal Home Loan Mortgage Corporation	44	2	1	45
Government National Mortgage Association	110	—	1	109
Total residential mortgage-backed securities	52,148	222	387	51,983

Agency notes
Federal National Mortgage Association	30,087	77	—	30,164
Federal Home Loan Bank	10,000	—	59	9,941
Federal Home Loan Mortgage Corporation	49,964	132	110	49,986
Federal Farm Credit Bank	10,000	31	—	10,031
Total obligations of U.S. government corporations and government sponsored enterprises	152,199	462	556	152,105

Obligations of state and political institutions-New York Bank Qualified	39,967	780	703	40,044
Single-issuer, trust preferred securities	3,879	79	25	3,933
Corporate debt securities	189,091	278	311	189,058
Other securities	5,039	1	100	4,940
Total	$390,175	$1,600	$1,695	$390,080

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

June 30, 2011	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$5,417	$310	$—	$5,727
CMOs (Federal Home Loan Mortgage Corporation)	8,704	480	—	9,184
Federal National Mortgage Association	58,250	4,011	1	62,260
Federal Home Loan Mortgage Corporation	30,028	1,850	—	31,878
Government National Mortgage Association	4,514	597	—	5,111
Total residential mortgage-backed securities	106,913	7,248	1	114,160

Agency notes
Federal National Mortgage Association	139,942	246	493	139,695
Federal Home Loan Bank	44,978	68	—	45,046
Federal Home Loan Mortgage Corporation	47,484	60	107	47,437
Total obligations of U.S. government corporations and government sponsored enterprises	339,317	7,622	601	346,338

Obligations of state and political institutions-New York Bank Qualified	131,325	3,297	231	134,391
Total	$470,642	$10,919	$832	$480,729

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2010	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$7,504	$349	$—	$7,853
CMOs (Federal Home Loan Mortgage Corporation)	11,704	572	—	12,276
Federal National Mortgage Association	70,001	4,292	—	74,293
Federal Home Loan Mortgage Corporation	40,583	1,931	—	42,514
Government National Mortgage Association	4,943	605	—	5,548
Total residential mortgage-backed securities	134,735	7,749	—	142,484

Agency notes
Federal National Mortgage Association	84,969	5	1,405	83,569
Federal Home Loan Bank	14,991	—	222	14,769
Federal Home Loan Mortgage Corporation	42,493	4	608	41,889
Federal Farm Credit Bank	5,078	—	42	5,036
Total obligations of U.S. government corporations and government sponsored enterprises	282,266	7,758	2,277	287,747

Obligations of state and political institutions-New York Bank Qualified	116,969	118	4,381	112,706
Total	$399,235	$7,876	$6,658	$400,453

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$9,781	$27	$—	$—	$9,781	$27
Federal Home Loan Mortgage Corporation	23	1	—	—	23	1
Total obligations of U.S. government corporations and government sponsored enterprises	9,804	28	—	—	9,804	28

Obligations of state and political institutions-New York Bank Qualified	629	2	—	—	629	2
Single-issuer, trust preferred securities	11,939	379	501	1	12,440	380
Corporate debt securities	191,694	943	—	—	191,694	943
Other securities	4,950	50	—	—	4,950	50
Total	$219,016	$1,402	$501	$1	$219,517	$1,403

December 31, 2010
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$30,494	$372	$—	$—	$30,494	$372
Federal National Mortgage Association	7,269	13	—	—	7,269	13
Federal Home Loan Mortgage Corporation	28	1	—	—	28	1
Government National Mortgage Association	110	1	—	—	110	1
Total residential mortgage-backed securities	37,901	387	—	—	37,901	387

Agency notes
Federal Home Loan Bank	9,941	59	—	—	9,941	59
Federal Home Loan Mortgage Corporation	9,875	110	—	—	9,875	110
Total obligations of U.S. government corporations and government sponsored enterprises	57,717	556	—	—	57,717	556

Obligations of state and political institutions-New York Bank Qualified	18,716	703	—	—	18,716	703
Single-issuer, trust preferred securities	—	—	2,111	25	2,111	25
Corporate debt securities	92,392	311	—	—	92,392	311
Other securities	4,900	100	—	—	4,900	100
Total	$173,725	$1,670	$2,111	$25	$175,836	$1,695

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
Federal National Mortgage Association	$533	$1	$—	$—	$533	$1
Total residential mortgage-backed securities	533	1	—	—	533	1
Agency notes
Federal National Mortgage Association	64,490	493	—	—	64,490	493
Federal Home Loan Mortgage Corporation	17,391	107	—	—	17,391	107

Total obligations of U.S. government corporations and government sponsored enterprises	82,414	601	—	—	82,414	601
Obligations of state and political institutions-New York Bank Qualified	13,018	163	3,039	68	16,057	231
Total	$95,432	$764	$3,039	$68	$98,471	$832

December 31, 2010
Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$78,564	$1,405	$—	$—	$78,564	$1,405
Federal Home Loan Bank	14,769	222	—	—	14,769	222
Federal Home Loan Mortgage Corporation	36,890	608	—	—	36,890	608
Federal Farm Credit Bank	5,036	42	—	—	5,036	42
Total obligations of U.S. government corporations and government sponsored enterprises	135,259	2,277	—	—	135,259	2,277
Obligations of state and political institutions-New York Bank Qualified	94,309	4,103	2,277	278	96,586	4,381
Total	$229,568	$6,380	$2,277	$278	$231,845	$6,658

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at June 30, 2011:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes *	NA	$981	$1,049	$68
NPB Capital Trust II, 7.85%, due 9/30/2032	Yes *	NA	126	126	—
BAC Capital Trust II, 7.00%, due 2/01/2032	Yes *	BB+	300	302	2
Citigroup Capital VII, 7.125%, due 7/31/2031	Yes *	BB+	1,507	1,511	4
Citigroup Capital VIII, 6.95%, due 9/15/2031	Yes *	BB+	246	250	4
Citigroup Capital IX, 6.00%, due 2/14/2033	Yes *	BB+	2,400	2,337	(63)
Citigroup Capital X, 6.10%, due 9/30/2033	Yes *	BB+	243	234	(9)
Fleet Capital Trust VIII, 7.20%, due 3/15/2032,	No	BB+	502	501	(1)
owned by Bank of America Corporation	Yes *
First Tennessee Capital II, 6.30% due 4/15/2034	Yes *	B+	497	482	(15)
Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes *	BBB-	5,936	5,674	(262)
HSBC Finance Corp., 6.875%, due 1/30/2033,	No	A	741	760	19
owned by HSBC Group, PLC	No
Keycorp Capital II, 6.875%, due 3/17/2029	Yes *	BB	93	91	(2)
Keycorp Capital V, 5.875%, due 7/30/2033	Yes *	BB	238	246	8
Keycorp Capital VII, 5.70%, due 6/15/2035	Yes *	BB	954	947	(7)
Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes *	BB+	939	978	39
JP Morgan Chase Capital XI, 5.875%, due 6/15/2033	Yes *	BBB+	1,523	1,525	2
JP Morgan Chase Capital XV, 5.875%, due 3/15/2035	Yes *	BBB+	2,195	2,174	(21)
JP Morgan Chase Capital XVII, 5.85%, due 8/01/2035	Yes *	BBB+	1,195	1,205	10
PNC Capital Trust D, 6.125% due 12/15/2033	Yes *	BBB	424	427	3
USB Capital VII, 5.875% due 8/15/2035	Yes *	BBB+	108	108	—
VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	22	22	—
Wells Fargo Capital Trust VII, 5.85% due 5/01/2033	Yes *	A-	375	377	2
Wells Fargo Capital IX, 5.625% due 4/08/2034	Yes *	A-	998	1,000	2
			$22,543	$22,326	$(217)

* TARP obligation was repaid prior to June 30, 2011.

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

At June 30, 2011, approximately $131.8 million, representing approximately 15.0%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (23 issuers), corporate debt (22 issuers) and equity securities (5 issuers). These investments may pose a higher risk of future impairment charges as a result of possible further deterioration of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other than temporary impairment on certain investment securities in future periods.

At June 30, 2011, the Company held 1 security position of single-issuer, trust preferred securities issued by financial institutions, in the available for sale portfolio, that was in an unrealized loss position for more than 12 months and is paying in accordance with their terms and has no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a periodic basis, including a review of the issuers’ most recent bank regulatory reports and other public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s second quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

At June 30, 2011, the Company held 11 issues of obligations of state and political institutions, in the held to maturity portfolio, that were in an unrealized loss position for more than 12 months. All of these securities were rated A at issuance and carry private insurance which guarantees principal and interest payments. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that it has the intent to hold these securities until maturity and it is not more likely than not that the Company would be required to sell before anticipated recovery. As a result, the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at June 30, 2011, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$44,720	$44,974
CMOs (Government National Mortgage Association)	6,470	6,496
Federal National Mortgage Association	10,815	10,932
Federal Home Loan Mortgage Corporation	40	41
Government National Mortgage Association	104	105
Total residential mortgage-backed securities	62,149	62,548

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	4,992	5,007
Due after 5 years but within 10 years	10,099	10,111
Federal Home Loan Bank
Due after 5 years but within 10 years	10,000	10,014
Federal Home Loan Mortgage Corporation
Due after 5 years but within 10 years	19,982	20,028
Total obligations of U.S. government corporations and government sponsored enterprises	107,222	107,708

Obligations of state and political institutions
- New York Bank Qualified
Due within 1 year	1,779	1,798
Due after 1 year but within 5 years	1,754	1,825
Due after 5 years but within 10 years	3,939	4,132
Due after 10 years	17,652	18,126
Total obligations of state and political institutions-New York Bank Qualified	25,124	25,881

Single-issuer, trust preferred securities Due after 10 years	22,543	22,326

Corporate debt securities
Due within 6 months	98,870	98,729
Due after 6 months but within 1 year	45,829	45,717
Due after 1 year but within 2 years	60,086	59,827
Due after 2 years but within 5 years	44,198	43,863
Total corporate debt securities	248,983	248,136

Other securities	5,039	4,990
Total	$408,911	$409,041

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$5,417	$5,727
CMOs (Federal Home Loan Mortgage Corporation)	8,704	9,184
Federal National Mortgage Association	58,250	62,260
Federal Home Loan Mortgage Corporation	30,028	31,878
Government National Mortgage Association	4,514	5,111
Total residential mortgage-backed securities	106,913	114,160

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	44,998	45,167
Due after 5 years but within 10 years	79,949	79,631
Due after 10 years	14,995	14,897
Federal Home Loan Bank
Due after 1 year but within 5 years	14,993	15,013
Due after 5 years but within 10 years	29,985	30,033
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	24,996	25,036
Due after 5 years but within 10 years	22,488	22,401
Total obligations of U.S. government corporations and government sponsored enterprises	339,317	346,338
Obligations of state and political institutions
- New York Bank Qualified
Due after 5 years but within 10 years	1,728	1,809
Due after 10 years	129,597	132,582
Total obligations of state and political institutions-New York Bank Qualified	131,325	134,391
Total	$470,642	$480,729

Information regarding sales/calls of available for sale securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales
Proceeds	$26,176	$41,544	$82,074	$99,804
Gross gains	348	980	1,105	2,479
Gross losses	—	—	—	—

Calls
Proceeds	25,242	101,971	57,931	166,996
Gross gains	25	13	73	14
Gross losses	—	284	—	285

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Calls
Proceeds	$55,000	$12,500	$60,000	$66,880
Gross gains	7	37	7	40
Gross losses	—	—	76	—

There were no sales or transfers of held to maturity securities during the six-month periods ended June 30, 2011 or June 30, 2010.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Loans and allowance for loan losses

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30, 2011	December 31, 2010
Loans held for sale, net of valuation reserve ($-0- at June 30, 2011 and $113 at December 31, 2010)
Real estate—residential mortgage	$25,154	$32,049
Loans held in portfolio, net of unearned discounts
Commercial and industrial	644,425	620,136
Equipment financing receivables	160,514	161,054
Factored receivables	166,451	162,070
Real estate—residential mortgage	146,191	127,695
Real estate—commercial mortgage	99,021	96,991
Real estate—construction and land development	22,895	25,624
Loans to individuals	10,957	11,370
Loans to depository institutions	3,086	15,425
Loans to nondepository financial institutions	129,513	112,882
Loans held in portfolio, gross	1,383,053	1,333,247
Less unearned discounts	18,844	19,013
Loans held in portfolio, net of unearned discounts	1,364,209	1,314,234
	$1,389,363	$1,346,283

At June 30, 2011, the bank had qualified loans, at carrying value of approximately $505.4 million, available to secure borrowings from the FHLB and the FRB. There were no loans pledged at June 30, 2011.

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

Factoring

Factoring provides a financing service that combines working capital financing, credit risk protection, and accounts receivable management for companies in a variety of industries. This business may be conducted on a recourse or non-recourse basis, depending upon the needs of the client.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In general, Sterling records a receivable for the amount of accounts receivables due from customers of its clients and records a liability for the funds due to the client. Under advance factoring arrangements, clients can draw an advance as accounts receivables are sold/assigned to Sterling. With advance factoring, Sterling normally has recourse against the client if the customer fails to pay. Under collection factoring arrangements, clients sell Sterling their accounts receivables and Sterling provides credit protection to the client guaranteeing the collection of the amount due and back office support. Collection factoring is generally under a nonrecourse basis where the principal source of payment for Sterling is through the collection of the receivable from our client’s customer whose credit has been approved by Sterling following a rigorous review process. Also, with collection factoring, Sterling has credit default insurance with a nationally recognized insurance company to provide it with protection against customer default.

Commercial Real Estate

Sterling offers a range of commercial real estate lending including financing on commercial buildings, retail properties and mixed use properties. Loans are predicated on the cash flow of the property, the value of the property determined by an independent appraisal and the strength of personal guarantees if any. Loans are made at fixed or floating rates. Floating rate loans are based on the prime rate. Fixed rate loans are tied to Treasury or FHLB benchmarks and other indices.

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

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with funds, with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to timely completion of the project, interest rate changes, government regulation of real property, general economic conditions and the availability of long-term financing.

Equipment Financing

Sterling engages in direct and indirect lease financing. Direct lease financing is when requests for financing originate with an end user seeking to finance equipment for up to 60 months. Indirect lease finance arises through relationships with equipment financing brokers. In both cases, credit approval is based upon on a full underwriting process that involves the submission of financial and other information, including the applicant’s historical performance, cash flow projections and value of equipment, and for customers who are not public entities, Sterling generally obtains the personal guarantees of the principals of the entities.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Residential Mortgage

Residential mortgage loans, principally on single-family residences, are made primarily for re-sale into the secondary market. Offering both fixed and adjustable rate residential mortgage loan products, mortgages are focused on conforming credit, government insured FHA and other high-quality loan products. Jumbo loans are also originated for sale into the secondary market, or brokered to third-party providers.

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

Concentrations of Credit

There are no industry concentrations (exceeding 10% of loans, gross) of loans held in portfolio. Approximately 69.5% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 21.1% or $13.2 million and 19.1% or $12.0 million of the Company’s net interest income and noninterest income are related to real estate lending for the six months ended June 30, 2011 and 2010, respectively. Real estate prices in the U.S. market decreased during 2010 and have continued to decrease in 2011. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage-related revenues.

As of June 30, 2011, approximately 66.9% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans

Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at June 30, 2011 or 2010.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the amount of nonaccrual loans of the Company as of the dates indicated:

	June 30, 2011	December 31, 2010
Commercial & industrial	$890	$1,014
Equipment financing receivables	412	892
Factored receivables	—	—
Real estate—residential mortgage	1,313	1,614
Real estate—commercial mortgage	3,124	3,124
Real estate—construction and land development	—	—
Loans to individuals	—	—
Total nonaccrual loans	$5,739	$6,644

The following table provides information regarding the past due status of loans held in portfolio:

June 30, 2011	30–59 Days Past Due	60–89 Days Past Due	90 & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$16,184	$3,731	$892	$20,807	$620,986	$641,793	$2
Equipment financing receivables	947	528	412	1,887	142,590	144,477	—
Factored receivables	1,357	371	247	1,975	164,301	166,276	247
Real estate—residential mortgage—portfolio	2,810	1,286	1,313	5,409	140,782	146,191	—
Real estate—commercial mortgage	—	—	3,124	3,124	95,897	99,021	—
Real estate—construction and land development	551	—	—	551	22,344	22,895	—
Loans to individuals	6	—	—	6	10,951	10,957	—
Loans to depository institutions	—	—	—	—	3,086	3,086	—
Loans to nondepository financial institutions	—	—	—	—	129,513	129,513	—
Total loans, net of unearned discount	$21,855	$5,916	$5,988	$33,759	$1,330,450	$1,364,209	$249

December 31, 2010
Commercial and industrial	$16,899	$4,693	$1,015	$22,607	$595,616	$618,223	$1
Equipment financing receivables	1,399	579	958	2,936	141,299	144,235	66
Factored receivables	3,321	662	247	4,230	157,559	161,789	247
Real estate—residential mortgage—portfolio	3,297	2,515	1,614	7,426	120,269	127,695	—
Real estate—commercial mortgage	9,626	—	3,124	12,750	84,241	96,991	—
Real estate—construction and land development	—	—	—	—	25,624	25,624	—
Loans to individuals	52	—	—	52	11,318	11,370	—
Loans to depository institutions	—	—	—	—	15,425	15,425	—
Loans to nondepository financial institutions	—	—	—	—	112,882	112,882	—
Total loans, net of unearned discount	$34,594	$8,449	$6,958	$50,001	$1,264,233	$1,314,234	$314

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

June 30, 2011	Recorded Investment in Impaired Loans	Principal Balance With No Allowance	Unpaid Principal Balance With Allowance	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial and industrial	$2,948	$—	$5,063	$521	$2,459	$40
Equipment financing receivables	226	—	226	20	277	6
Factored receivables	—	—	—	—	—	—
Real estate—residential mortgage	4,539	—	4,625	1,142	4,725	153
Real estate—commercial mortgage	3,124	—	3,124	1,113	3,124	—
Real estate—construction and land development	—	—	—	—	—	—
Loans to individuals	—	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—	—
Loans to nondepository financial institutions	—	—	—	—	—	—
Total	$10,837	$—	$13,038	$2,796	$10,585	$199

December 31, 2010
Commercial and industrial	$2,236	$584	$4,243	$605	$1,598
Equipment financing receivables	414	—	414	33	1,095
Factored receivables	—	—	—	—	—
Real estate—residential mortgage	4,904	—	4,990	1,104	3,681
Real estate—commercial mortgage	3,124	—	3,124	1,100	1,725
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Loans to nondepository financial institutions	—	—	—	—	—
Total	$10,678	$584	$12,771	$2,842	$8,099

The average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2011 amounted to $10.5 million and $123 thousand, respectively.

The Company had troubled debt restructured loans (“TDRs”) totalling $6.3 million as of June 30, 2011. TDRs of $4.8 million were included in impaired loans, of which $0.6 million are in nonaccrual status. The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at June 30, 2011 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2011 is presented in the recorded investment in nonaccrual loans table above.

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

	June 30, 2011		December 31, 2010
	Weighted Average Risk Grade	Classified Loans	Weighted Average Risk Grade	Classified Loans
Commercial and industrial	3.35	$6,017	3.32	$3,450
Factored receivables	2.76	—	2.76	—
Real estate—commercial mortgage	3.56	9,693	3.36	3,124
Real estate—construction and land development	2.49	8,516	4.55	5,249
Loans to depository institutions	3.00	—	3.00	—
Loans to nondepository financial institutions	3.10	103	3.06	—
Total	3.29	$24,329	3.24	$11,823

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the portion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. During 2010, the Company revised its historical loss ratio calculation to reflect a five year history from a ten year history to reflect the current loss experience.

The Company’s pool of similar loans includes similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, residential real estate loans and consumer and other loans.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment:

Three Months Ended June 30, 2011	Balance, Beginning of Period	Charge- Offs [1]		(Recoveries)	Net Charge- Offs [1]		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,479	$719		$(10)	$709		$737	$7,507
Equipment financing receivables	3,055	2,329		(773)	1,556		1,835	3,334
Factored receivables	1,340	36		(11)	25		45	1,360
Real estate – residential mortgage (portfolio)	2,596	215	[1]	—	215	[1]	411	2,792
Real estate – commercial mortgage	2,285	—		—	—		41	2,326
Real estate – construction and land development	286	—		—	—		(5)	281
Loans to individuals	116	—		—	—		(12)	104
Loans to depository institutions	77	—		—	—		(68)	9
Loans to nondepository finanical institutions	664	—		—	—		48	712
Unallocated	142	—		—	—		(32)	110
Total	$18,040	$3,299	[1]	$(794)	$2,505	[1]	$3,000	$18,535

Six Months Ended June 30, 2011	Balance, Beginning of Period	Charge- Offs [1]		(Recoveries)	Net Charge- Offs [1]		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,454	$888		$(30)	$858		$911	$7,507
Equipment financing receivables	3,423	6,105		(1,696)	4,409		4,320	3,334
Factored receivables	1,424	168		(32)	136		72	1,360
Real estate – residential mortgage (portfolio)	2,497	463	[1]	(163)	300	[1]	595	2,792
Real estate – commercial mortgage	2,275	—		—	—		51	2,326
Real estate – construction and land development	310	—		—	—		(29)	281
Loans to individuals	119	—		—	—		(15)	104
Loans to depository institutions	46	—		—	—		(37)	9
Loans to nondepository finanical institutions	564	—		—	—		148	712
Unallocated	126	—		—	—		(16)	110
Total	$18,238	$7,624	[1]	$(1,921)	$5,703	[1]	$6,000	$18,535

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the activity in the allowance for loan losses:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Allowance for loan losses:
Balance at beginning of period	$19,963	$19,872
Charge-offs:
Commercial and industrial	1,073	1,923
Equipment financing receivables	4,065	9,048
Factored receivables	88	239
Real estate—residential mortgage	33	98
Real estate—commercial mortgage	—	129
Real estate—construction and land development	—	—
Loans to individuals	42	63
Total charge-offs	5,301	11,500
Recoveries:
Commercial and industrial	5	220
Equipment financing receivables	178	283
Factored receivables	167	176
Real estate—residential mortgage	—	—
Real estate—commercial mortgage	—	—
Real estate—construction and land development	—	—
Loans to individuals	—	—
Total recoveries	350	679
Subtract:
Net charge-offs	4,951	10,821
Provision for loan losses	5,500	11,500
Less loss on transfers to other real estate owned	—	39
Balance at end of period	$20,512	$20,512

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$521	$6,986	$7,507	$2,948	$638,845	$641,793
Equipment financing receivables	20	3,314	3,334	226	144,251	144,477
Factored receivables	—	1,360	1,360	—	166,276	166,276
Real estate—residential mortgage (portfolio)	1,142	1,650	2,792	4,539	141,652	146,191
Real estate—commercial mortgage	1,113	1,213	2,326	3,124	95,897	99,021
Real estate—construction and land development	—	281	281	—	22,895	22,895
Loans to individuals	—	104	104	—	10,957	10,957
Loans to depository institutions	—	9	9	—	3,086	3,086
Loans to nondepository financial institutions	—	712	712	—	129,513	129,513
Unallocated	—	110	110	—	—	—
Total	$2,796	$15,739	$18,535	$10,837	$1,353,372	$1,364,209

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 5. Preferred Stock

On April 27, 2011, the parent company paid $42.4 million to the U.S. Treasury for the repurchase in full of the Treasury’s investment in 42,000 shares of the parent company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, liquidation preference of $1,000 per share (the “Preferred Shares”), issued under the provisions of the TARP Capital Purchase Program. As a result of this action, the Preferred Shares were redeemed in full, eliminating an annual dividend of $2.1 million. In this connection, in determining net income available to common shareholders, the Company recognized in the second quarter a $1.2 million charge for accelerated accretion which represents the difference between the carrying value and the liquidation value for the repurchased Preferred Shares.

On May 18, 2011, the parent company completed the repurchase of a warrant held by the U.S. Treasury. The ten-year warrant was issued on December 23, 2008 as part of the parent company’s participation in the U.S. Treasury’s TARP Capital Purchase Program, and entitled the U.S. Treasury to purchase 516,817 common shares of the parent company at an exercise price of $12.19 per share. The parent company paid approximately $0.95 million to the U.S. Treasury to repurchase the warrant. The parent company’s repurchase of the warrant concluded its participation in the TARP Capital Purchase Program.

Note 6. Common Shares and Stock Incentive Plan

On March 9, 2011, the Company completed an underwritten public offering of 4.025 million common shares at an offering price of $9.60 per share, which resulted in net proceeds of $36.5 million after underwriting discounts and expenses.

On March 24, 2011, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 20,000 shares of restricted stock to the eight non-management directors (“director restricted shares”) and 41,565 restricted shares to the Chairman, President and five Executive Vice Presidents (“officer restricted shares”). The director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and had been limited by the 2008 agreement between the Company and the U.S. Treasury until the Preferred Shares were redeemed on April 27, 2011. The director restricted shares and the officer restricted shares were issued at $9.71 per share, the closing price on the date of the grant. The agreements for both the director restricted shares and the officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Other noninterest income and expenses

The following tables set forth the significant components of other noninterest income and other noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OTHER NONINTEREST INCOME
Trade finance income	$540	$501	$1,128	$993
Other customer related fees	241	193	421	367
Trust fees	—	82	53	166
Income from life insurance policies	297	296	572	560
Gain on other real estate owned	5	15	5	28
Other income	274	538	977	834
Total other noninterest income	$1,357	$1,625	$3,156	$2,948

OTHER NONINTEREST EXPENSES
Advertising and marketing	$873	$678	$1,298	$1,684
Communications	474	562	884	910
Other expenses	2,333	2,396	4,667	4,569
Total other noninterest expenses	$3,680	$3,636	$6,849	$7,163

Note 8. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service Cost	$544	$573	$1,089	$1,138
Interest Cost	895	959	1,790	1,897
Expected return on plan assets	(771)	(789)	(1,543)	(1,578)
Amortization of prior service cost	16	16	32	33
Recognized actuarial loss	700	775	1,400	1,531
Net periodic benefit cost	$1,384	$1,534	$2,768	$3,021

The Company expects to contribute approximately $2.0 million to the defined benefit pension plan in 2011.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Income Taxes

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

Note 10. Segment Reporting

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, mortgage warehouse lending, factoring and accounts receivable management services, trade financing, equipment leasing, commercial and residential mortgage lending and brokerage, and corporate and consumer deposit services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2011 year-to-date average interest-earning assets were 58.4% loans (corporate lending was 74.5% and real estate lending was 22.2% of total loans, respectively) and 41.2% investment securities and money market investments. There are no industry concentrations exceeding 10% of loans, gross, in the corporate lending segment. Approximately 69.5% of loans are to borrowers located in the New York metropolitan area. In order to comply with the segment reporting guidance under U.S. GAAP, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals
	(in thousands)
Three Months Ended June 30, 2011
Net interest income	$10,486	$4,725	$5,479	$20,690
Noninterest income	8,262	1,607	947	10,816
Depreciation and amortization	193	24	1	218
Segment income before income taxes	7,083	3,445	6,163	16,691
Segment assets	936,489	456,656	1,127,697	2,520,842

Three Months Ended June 30, 2010
Net interest income	$10,655	$4,322	$5,342	$20,319
Noninterest income	8,715	1,748	772	11,235
Depreciation and amortization	180	30	1	211
Segment income before income taxes	7,715	3,598	6,946	18,259
Segment assets	874,372	408,070	957,612	2,240,054

Six Months Ended June 30, 2011
Net interest income	$20,111	$9,412	$10,374	$39,897
Noninterest income	15,895	3,790	2,477	22,162
Depreciation and amortization	392	48	2	442
Segment income before income taxes	12,604	7,419	12,332	32,355
Segment assets	936,489	456,656	1,127,697	2,520,842

Six Months Ended June 30, 2010
Net interest income	$18,850	$8,540	$12,606	$39,996
Noninterest income	15,654	3,450	3,110	22,214
Depreciation and amortization	354	58	2	414
Segment income before income taxes	14,042	7,019	14,979	36,040
Segment assets	874,372	408,070	957,612	2,240,054

The following table sets forth reconciliations of net interest income, noninterest income, income before taxes, and assets of reportable operating segments to the Company’s consolidated total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net interest income:
Total for reportable operating segments	$20,690	$20,319	$39,897	$39,996
Other [1]	227	219	449	437
Consolidated net interest income	$20,917	$20,538	$40,346	$40,433

Noninterest income:
Total for reportable operating segments	$10,816	$11,235	$22,162	$22,214
Other [1]	52	126	148	249
Consolidated noninterest income	$10,868	$11,361	$22,310	$22,463

Income before taxes:
Total for reportable operating segments	$16,691	$18,259	$32,355	$36,040
Other [1]	(11,352)	(13,999)	(21,598)	(28,119)
Consolidated income before income taxes	$5,339	$4,260	$10,757	$7,921

Assets:
Total for reportable operating segments	$2,520,842	$2,240,054	$2,520,842	$2,240,054
Other [1]	61,242	44,254	61,242	44,254
Consolidated assets	$2,582,084	$2,284,308	$2,582,084	$2,284,308

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. Other Comprehensive Income

Information related to the components of other comprehensive income included in accumulated other comprehensive loss is as follows with related tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Other Comprehensive Income
Unrealized holding gains on securities, arising during the period:
Before tax	$1,702	$1,731	$2,395	$3,954
Tax effect	(773)	(785)	(1,087)	(1,794)
Net of tax	929	946	1,308	2,160

Reclassification adjustment for securities gains included in net income:
Before tax	(380)	(746)	(1,109)	(2,248)
Tax effect	172	338	503	1,020
Net of tax	(208)	(408)	(606)	(1,228)

Reclassification adjustment for amortization of prior service cost:
Before tax	16	16	32	33
Tax effect	(8)	(7)	(15)	(15)
Net of tax	8	9	17	18

Reclassification adjustment for amortization of net actuarial losses:
Before tax	713	775	1,425	1,531
Tax effect	(323)	(351)	(646)	(694)
Net of tax	390	424	779	837

Other comprehensive income	$1,119	$971	$1,498	$1,787

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Fair Value Measurements

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

The following table summarizes financial assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no financial liabilities measured at fair value. There have been no transfers between level 1 and level 2 of the fair value hierarchy.

June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$—	$62,548	$—	$62,548
Agency notes	—	45,160	—	45,160
Total obligations of U.S. government corporations and government sponsored enterprises	—	107,708	—	107,708
Obligations of state and political institutions - New York Bank Qualified	—	25,881	—	25,881
Single-issuer, trust preferred securities	22,326	—	—	22,326
Corporate debt securities	—	248,136	—	248,136
Equity and other securities	4,990	—	—	4,990
Total marketable securities	$27,316	$381,725	$—	$409,041

Other investments	$10,914	$9,519	$—	$20,433

December 31, 2010
Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Mortgage-backed securities	$—	$51,983	$—	$51,983
Agency notes	—	100,122	—	100,122
Total obligations of U.S. government corporations and government sponsored enterprises	—	152,105	—	152,105
Obligations of state and political institutions - New York Bank Qualified	—	40,044	—	40,044
Single-issuer, trust preferred securities	3,933	—	—	3,933
Corporate debt securities	—	189,058	—	189,058
Equity and other securities	4,940	—	—	4,940
Total marketable securities	$8,873	$381,207	$—	$390,080

Other investments	$11,838	$6,760	$—	$18,598

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Certain financial assets, such as collateral-dependent impaired loans are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes the period end fair value of financial assets, based on significant unobservable (Level 3) inputs, measured on a non-recurring basis:

	June 30, 2011	December 31, 2010
Impaired loans	$3,311	$3,368
Other real estate owned, net	2,004	182

Impaired loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Impaired loans at fair value had a recorded investment of $4.5 million, net of a specific allocation of the allowance for loan losses of $1.2 million, at June 30, 2011. Two of the impaired loans are commercial real estate loans and one is a commercial and industrial loan. The fair value of these loans is estimated using Level 3 inputs. For the first six months of 2011, the Company recognized no charge-offs in the allowance related to impaired loans.

Other real estate owned (comprised of foreclosed assets), which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2.0 million at June 30, 2011. Certain of these assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discount criteria. For the six months ended June 30, 2011, the Company recognized $5 thousand of charge-offs in connection with the measurement and initial recognition of foreclosed assets; for the year ended December 31, 2010, the Company recognized $538 thousand. Other than foreclosed assets measured at fair value upon initial recognition, two properties were remeasured at fair value during the year ended December 31, 2010, resulting in a $233 thousand charge to noninterest expense.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

For those financial instruments that are not recorded at fair value in the Consolidated Balance Sheets, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value.

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimated cash flows, risk characteristics, credit quality, interest rates and other market factors, all of which are subject to change. With the exception of investment securities and certain long-term debt, the Company’s financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments that are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

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

Investment Securities

The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 34.

Loans, Net

The fair value of loans, net which reprice within 90 days reflecting changes in the base rate approximate their carrying amount. For other loans held in portfolio, the fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and for similar maturities. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from banks	$39,906	$39,906	$26,824	$26,824
Interest-bearing deposits with other banks	102,889	102,889	40,503	40,503
Investment securities	879,683	889,770	789,315	790,533
Loans, net	1,370,828	1,378,429	1,328,045	1,332,673
Accrued interest receivable	9,399	9,399	8,280	8,280
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,238,443	1,238,443	1,132,497	1,132,497
Time deposits	762,351	764,319	615,267	617,096
Securities sold under agreements to repurchase	34,236	34,236	28,016	28,016
Federal funds purchased	—	—	15,000	15,000
Commercial paper	15,427	15,427	14,388	14,388
Other short-term borrowings	23,865	23,865	3,490	3,490
Accrued interest payable	974	974	1,314	1,314
Advances-FHLB and long-term borrowings	154,230	155,749	169,947	173,110

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 13. New Accounting Standards

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchased, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class and liabilities (rather major category), which would generally be a subject of assets or liabilities within a line in statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchased, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

ASU No. 2010-20,”Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivables, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. This guidance became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

ASU No. 2010-28,”Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of this guidance were effective for the Company beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributed to the business combination included in the reported pro forma revenue and earnings. The provisions of this guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Given the recency of this pronouncement, the Company is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

For the six months ended June 30, 2011, the bank’s average earning assets represented approximately 99.0% of the Company’s average earning assets. Loans represented 58.3% and investment securities represented 39.2% of the bank’s average earning assets for the first six months of 2011.

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

Recent economic conditions during 2011, such as the continuing decrease in real estate values in the principal markets the Company serves and illiquid credit markets, have reduced demands for corporate and real estate lending. If these trends continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 69.5% of total loans at June 30, 2011, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown beginning on page 57. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown beginning on page 55.

Comparison of the Three Months Ended June 30, 2011 and 2010

The Company reported net income available to common shareholders for the three months ended June 30, 2011 of $2.5 million, representing $0.08 per share calculated on a diluted basis, compared to $2.3 million, or $0.09 per share calculated on a diluted basis, for the second quarter of 2010. The increase in net income available to common shareholders was primarily due to a $2.5 million decrease in the provision for loan losses and a $0.4 million increase in net interest income, partially offset by a $0.5 million decrease in noninterest income, a $1.3 million increase in noninterest expenses and a $0.8 million increase in dividend and accretion on the preferred shares, resulting from the repurchase in the second quarter of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $21.8 million for the second quarter of 2011 compared to $21.1 million for the corresponding 2010 period. Net interest income benefitted from higher average loan and investment securities balances and lower cost of funding. Those benefits were partially offset by the impact of lower yields on loans and investment securities and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 3.85% for the second quarter of 2011 compared to 4.12% for the corresponding 2010 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $25.0 million for the second quarter of 2011, down $0.1 million from the corresponding 2010 period as the benefit of higher average balances was more than offset by lower yields. Total interest earning assets increased to $2.276 billion for the second quarter of 2011 compared to $2.089 billion in the prior year period. The tax-equivalent yield on interest-earning assets was 4.43% for the second quarter of 2011 compared to 4.91% for the corresponding 2010 period.

Interest earned on the loan portfolio increased to $17.8 million for the second quarter of 2011 from $17.1 million in the prior year period. Average loan balances amounted to $1,324.2 million for the second quarter of 2011, an increase of $104.0 million from an average of $1,220.2 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $1.7 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.50% for the second quarter of 2011 from 5.87% for the corresponding 2010 period, which was primarily attribuable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $7.0 million for the second quarter of 2011 from $7.9 million in the corresponding 2010 period. Average outstandings increased to $904.0 million (39.7% of average earning assets) for the second quarter of 2011 from $836.3 million (40.0% of average earning assets) in the second quarter of 2010. The average yield on investment securities decreased to 3.10% for the second quarter of 2011 from 3.76% in the corresponding 2010 period. The increase in balances and the decrease in yields reflect the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods while taking advantage of the current uptick in long-term rates. The short-term part of the strategy was implemented through the sale of available for sale securities, principally mortgage-backed securities and selected obligations of states and political subdivisions, with longer-term average lives offset by the purchase of short-term corporate debt and obligations of U.S. government corporations and government sponsored enterprises. The long-term part of the strategy was implemented through the purchase of obligations of state and political subdivisions with maturities of approximately 15 years.

Total interest expense decreased by $0.7 million for the second quarter of 2011 from $3.9 million for the corresponding 2010 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings, partially offset by the impact of higher interest-bearing deposits.

Interest expense on deposits decreased to $2.1 million for the second quarter of 2011 from $2.5 million for the corresponding 2010 period, due to decreases in the cost of those funds, partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.64%, which was 22 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,297.3 million for the second quarter of 2011 compared to $1,151.7 million for the prior year period, reflecting the impact of the Company’s business development activities as well as funds received from CDARS and various listing services.

Interest expense on borrowings decreased to $1.1 million for the second quarter of 2011 from $1.5 million for the corresponding 2010 period, primarily due to lower cost of those funds, partially offset by the impact of the changes in mix. Average borrowings decreased to $248.5 million for the second quarter of 2011 from $266.5 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings are all floating-rate advances with an average cost of 1.58%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided by ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration. The blended cost of borrowings decreased by 42 bps to 1.80% from 2.22%.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 48), the provision for loan losses for the second quarter of 2011 was $3.0 million, compared to $5.5 million for the prior year period. Factors affecting the lower provision for the second quarter of 2011 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of June 30, 2011, the allowance for loan losses increased $0.3 million from $18.2 million at December 31, 2010, primarily due to an increase in the level of special mention and substandard loans partially offset by a lower level of nonaccrual loans, primarily in the equipment finance portfolio.

Noninterest Income

Noninterest income decreased to $10.9 million for the second quarter of 2011 from $11.4 million in the corresponding 2010 period. The decrease principally resulted from lower securities gains. Mortgage banking income increased due to slightly greater volume of loans sold at higher yields and a change in the mix of products being sold. Securities gains declined and reflected a modification of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was replaced by the strategy that was described under Net Interest Income on page 42. The Company sold approximately $25.8 million of securities with a weighted average life of about 6.3 years. Reinvestment of the proceeds will be in obligations of state and political subdivisions and U.S. government agencies with maturities of approximately 15 years and 5 years, respectively, and in short-term corporate securities.

Noninterest Expense

Noninterest expenses were $23.4 million for the second quarter of 2011 compared to $22.1 million for the prior year period. The increase was principally due to higher personnel and occupancy costs, reflecting the Company’s continued investment in the franchise.

Comparison of the Six Months Ended June 30, 2011 and 2010

The Company reported net income available to common shareholders for the six months ended June 30, 2011 of $5.8 million, representing $0.20 per share calculated on a diluted basis, compared to $4.3 million, or $0.19 per share calculated on a diluted basis, for the prior year period. The increase in net income available to common shareholders was primarily due to a $5.5 million decrease in the provision for loan losses, partially offset by a $2.4 million increase in noninterest expenses, a $0.5 million increase in the provision for income taxes and a $0.8 increase in dividends and accretion on the preferred shares, the result of the repurchase in the second quarter of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $42.0 million for the first six months of 2011 compared to $41.5 million for the corresponding 2010 period. Net interest income benefitted from higher average loan and investment securities balances and lower cost of funding. Those benefits were partially offset by the impact of lower yields on loans and investment securities and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 3.88% for the first six months of 2011 compared to 4.27% for the corresponding 2010 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $48.6 million for the first six months of 2011 down $1.0 million from the corresponding 2010 period as the benefit of higher average balances was more than offset by lower yields. Total interest-earning assets increased to $2,209 million for the first six months of 2011 compared to $1,998 million in the prior year period. The tax-equivalent yield on interest-earning assets was 4.49% for the first six months of 2011 compared to 5.12% for the corresponding 2010 period.

Interest earned on the loan portfolio increased to $34.7 million for the first six months of 2011 from $33.6 million in the prior year period. Average loan balances amounted to $1,289.5 million for the first six months of 2011, an increase of $99.7 million from an average of $1,189.8 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $3.1 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.60% for the first six months of 2011 from 5.98% for the corresponding 2010 period, which was primarily attribuable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $13.7 million for the first six months of 2011 from $15.7 million in the corresponding 2010 period. Average outstandings increased to $864.1 million (39.1% of average earning assets) for the first six months of 2011 from $766.6 million (38.4% of average earning assets) in the first six months of 2010. The average yield on investment securities decreased to 3.17% for the first six months of 2011 from 4.10% in the 2010 period. The increase in balances and the decrease in yields reflect the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods while taking advantage of the current uptick in long-term rates. The short-term part of the strategy was implemented through the sale of available for sale securities, principally mortgage-backed securities and selected obligations of states and political subdivisions, with longer term average lives offset by the purchase of short-term corporate debt and obligations of U.S. government corporations and government sponsored enterprises. The long-term part of the strategy was implemented through the purchase of obligations of state and political subdivisions with maturities of approximately 15 years.

Total interest expense decreased by $1.5 million for the first six months of 2011 from $8.1 million for the corresponding 2010 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings partially offset by the impact of higher interest-bearing deposits.

Interest expense on deposits decreased to $4.1 million for the first six months of 2011 from $5.1 million for the 2010 period, due to decreases in the cost of those funds, partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.67%, which was 27 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from CDARS and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,239.7 million for the first six months of 2011 compared to $1,098.8 million for the prior year period, reflecting the impact of the Company’s business development activities as well as the purchase of funds received from CDARS and various listing services.

Interest expense on borrowings decreased to $2.4 million for the first six months of 2011 from $3.0 million for the corresponding 2010 period, primarily due to lower cost of those funds partially offset by the impact of the changes in mix. Average borrowings decreased to $241.4 million for the first six months of 2011 from $258.7 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings are all floating-rate advances with an average cost of 1.58%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided by ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration. The blended cost of borrowings decreased by 32 bps to 1.98% from 2.30%.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 48), the provision for loan losses for the first six months of 2011 was $6.0 million, compared to $11.5 million for the prior year period. Factors affecting the lower provision for the first six months of 2011 included stable economic conditions during the quarter and a lower level of net charge-offs.

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

During 2011, the allowance for loan losses increased $0.3 million from $18.2 million at December 31, 2010 primarily due to an increase in the level of special mention and substandard loans partially offset by a lower level of nonaccrual loans, primarily in the equipment finance portfolio.

Noninterest Income

Noninterest income decreased to $22.3 million for the first six months of 2011 from $22.5 million in the corresponding 2010 period. The decrease principally resulted from lower securities gains and deposit service charges partially offset by increased mortgage banking income and accounts receivable management/factoring commissions and other fees. Securities gains declined and reflected a modification of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was replaced by the strategy that was described under Net Interest Income on page 44. The Company sold approximately $81 million of securities with a weighted average life of about 3.4 years. Reinvestment of the proceeds will be in obligations of state and political subdivisions and U.S. government agencies with maturities of approximately 18 years and 5 years, respectively, and in short-term corporate securities. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of increased volumes at our factoring unit and billings by clients providing temporary staffing also contributed to the improved level of fee income. Mortgage banking increased due to slightly greater volume of loans sold at higher yields and a change in the mix of products being sold.

Noninterest Expenses

Noninterest expenses were $45.9 million for the first six months of 2011 compared to $43.5 million for the prior year period. The increase was principally due to higher personnel and occupancy costs reflecting the Company’s continued investment in the franchise. Partially offsetting those increases were reductions in professional fees and advertising and marketing costs.

Provision for Income Taxes

The provision for income taxes for the first six months of 2011 increased to $2.9 million, reflecting an effective tax rate of 26.7%, compared with $2.4 million in the corresponding 2010 period reflecting an effective tax rate of 30.0%. The increase was primarily due to the higher level of pre-tax income in the 2011 period. The decrease in the effective tax rate was primarily related to the higher proportions of tax-exempt income achieved in 2011 compared to the corresponding 2010 period, partially offset by the impact of a higher level of pre-tax income.

BALANCE SHEET ANALYSIS

Securities

At June 30, 2011, the Company’s portfolio of securities totaled $879.7 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $447.0 million, which is approximately 50.8% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $10.9 million and $0.8 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is interest rate-related and therefore temporary. Available for sale securities included gross unrealized gains of $1.5 million and gross unrealized losses of $1.4 million. As of June 30, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table on page 9 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In connection with an asset-liability management program described under Net Interest Income on page 42, the Company sold approximately $81 million of securities with a weighted average life of about 3.4 years. Reinvestment of the proceeds will be in obligations of state and political subdivisions and U.S. government agencies with maturities of approximately 18 years and 5 years, respectively, and in short-term corporate securities.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

June 30, 2011	Weighted Average Life		Weighted Average Yield
	AFS	HTM	AFS		HTM
Residential mortgage-backed securities	5.0 Years	3.8 Years	2.85%		4.45%
Agency notes (with original call dates ranging between 3 and 36 months)	0.1 Years	3.8 Years	2.04%		1.64%
Corporate debt securities	1.0 Years	—	1.91%		—%
Obligations of state and political subdivisions – New York Bank Qualified	6.4 Years	8.0 Years	5.67	% [1]	5.86	% [1]

[1] tax equivalent

The following table sets forth the composition of the Company’s investment securities by type, with related values:

	June 30, 2011		December 31, 2010
	Balances	% of Total	Balances	% of Total
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$5,417	0.62%	$7,504	0.95%
CMOs (Federal Home Loan Mortgage Corporation)	53,678	6.10	47,422	6.01
CMOs (Government National Mortgage Association)	6,496	0.74	7,290	0.92
Federal National Mortgage Association	69,182	7.86	78,822	9.98
Federal Home Loan Mortgage Corporation	30,069	3.42	40,628	5.15
Government National Mortgage Association	4,619	0.52	5,052	0.64
Total residential mortgage-backed securities	169,461	19.26	186,718	23.65

Agency notes
Federal National Mortgage Association	155,060	17.63	115,133	14.59
Federal Home Loan Bank	54,992	6.25	24,932	3.16
Federal Home Loan Mortgage Corporation	67,512	7.67	92,479	11.72
Federal Farm Credit Bank	—	—	15,109	1.91
Total obligations of U.S. government corporations and government sponsored enterprises	447,025	50.81	434,371	55.03

Obligations of state and political institutions-New York Bank Qualified	157,206	17.87	157,013	19.89
Single-issuer, trust preferred securities	22,326	2.54	3,933	0.50
Corporate debt securities	248,136	28.21	189,058	23.95
Other securities	4,990	0.57	4,940	0.63
Total	$879,683	100.00%	$789,315	100.00%

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

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 58.2% of all loans. Loans in this category are typically made to small- and medium-sized businesses and range between $250 thousand and $15 million. The Company’s real estate mortgage portfolio, which represents approximately 19.5% of all loans, is comprised of mortgages secured by real property located principally in the states of New York, New Jersey, Virginia and North Carolina. The Company’s leasing portfolio, which consists of finance leases for various types of business equipment, represents approximately 10.4% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30,
	2011		2010
	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$641,793	46.19%	$577,530	45.18%
Lease financing receivables	144,477	10.40	167,545	13.11
Factored receivables	166,276	11.97	160,653	12.57
Real estate—residential mortgage
Portfolio	146,191	10.52	129,237	10.11
Held for sale	25,154	1.81	41,053	3.21
Real estate—commercial mortgage	99,021	7.13	100,065	7.83
Real estate—construction and land development	22,895	1.65	23,722	1.85
Loans to individuals	10,957	0.79	12,546	0.98
Loans to depository institutions	3,086	0.22	5,257	0.41
Loans to nondepository financial institutions	129,513	9.32	60,715	4.75

Loans, net of unearned discounts	$1,389,363	100.00%	$1,278,323	100.00%

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

While economic conditions continued to improve during the first six months of 2011, the pace of the recovery slowed in the latter months of the period. In addition, the improvement has not been consistent across sectors of the economy or all regions of the country. Nonaccrual loans decreased by $0.9 million at June 30, 2011 compared to December 31, 2010 (primarily reflecting a $0.1 million decrease in nonaccrual commercial and industrial loans and a $0.5 million decrease in equipment financing receivables and a $0.3 million decrease in residential mortgage loans), and net charge-offs for the first six months of 2011 were $5.7 million, compared to $10.8 million for the corresponding 2010 period reflecting lower net charge-offs of $0.8 million in commercial and industrial loans and $4.4 million in equipment financing receivables. Nevertheless, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	June 30,
	2011	2010
Gross loans	$1,408,208	$1,301,255
Nonaccrual loans
Commercial and industrial	$889	$4,108
Lease financing receivables	412	10,337
Factored receivables	—	—
Real estate-residential mortgage	1,313	1,670
Real estate-commercial mortgage	3,125	2,379
Real estate-construction and land development	—	—
Loans to individuals	—	194

Total nonaccrual loans	5,739	18,688

Other real estate owned	2,004	761
Total non-performing assets	$7,743	$19,449

Loans past due 90 days or more and still accruing	$249	$2,223

At June 30, 2011, commercial and industrial nonaccruals represented 0.14% of commercial and industrial loans. There were 3 loans made to small business borrowers located in New York State with balances ranging between approximately $102 thousand and $498 thousand.

At June 30, 2011, lease financing nonaccruals represented 0.29% of lease financing receivables. The lessees of the equipment are located in 10 states. There were 13 leases ranging between approximately $2 thousand and $139 thousand, 12 of which were under $100 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At June 30, 2011, residential real estate nonaccruals represented 0.90% of residential real estate loans held in portfolio. There were 10 loans ranging between approximately $5 thousand and $300 thousand secured by properties located in 5 states.

At June 30, 2011 commercial real estate nonaccruals represented 3.16% of commercial mortgage real estate loans. There were 2 loans for $745 thousand and $2.4 million, respectively, secured by properties located in New York State.

At June 30, 2011, other real estate owned consisted of 6 properties with values of approximately $100 thousand to $590 thousand located in 3 states.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgement of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan losses methodology includes allowance allocations calculated in accordance with FASB Codification Topic 310, Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450, Contingencies. Accordingly, the methodology is based on historical experience by type of credit and internal risk grade, specific homogenous pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of trends related to nonaccrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for specific loans or loan pools. See Note 3-Loans and Allowance for Loan Losses in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the methodology for estimating the appropriate level of the allowance for loan losses.

At June 30, 2011, the ratio of the allowance to loans held in portfolio, net unearned discounts, was 1.36% and the allowance was $18.5 million. Loans 90 days past due and still accruing amounted to $249 thousand. At such date, the Company’s nonaccrual loans amounted to $5.7 million; $4.5 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totalling $1.4 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgement as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of June 30, 2011. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses different from the provision taken in the first six months of 2011. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- at June 30, 2011 and 2010, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average loans held in portfolio, net of unearned discounts, during period	$1,301,005	$1,194,574	$1,264,853	$1,163,587

Allowance for loan losses:
Balance at beginning of period	$18,040	$19,963	$18,238	$19,872

Charge-offs:
Commercial and industrial	719	1,073	888	1,923
Lease financing receivables	2,329	4,065	6,105	9,048
Factored receivables	36	88	168	239
Real estate - residential mortgage	210	33	458	98
Real estate - commercial mortgage	—	—	—	129
Real estate - construction and land development	—	—	—	—
Loans to individuals	—	42	—	63
Total charge-offs	3,294	5,301	7,619	11,500

Recoveries:
Commercial and industrial	10	5	30	220
Lease financing receivables	773	178	1,696	283
Factored receivables	11	167	32	176
Real estate - residential mortgage	—	—	163	—
Real estate - commercial mortgage	—	—	—	—
Real estate - construction and land development	—	—	—	—
Loans to individuals	—	—	—	—
Total recoveries	794	350	1,921	679

Subtract:
Net charge-offs	2,500	4,951	5,698	10,821

Provision for loan losses	3,000	5,500	6,000	11,500

Less losses on transfers to other real estate owned	5	—	5	39

Balance at end of period	$18,535	$20,512	$18,535	$20,512

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.77%	1.66%	0.90%	1.86%

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

	June 30, 2011		December 31, 2010
	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$7,507	47.04%	$7,454	47.04%
Loans to depository institutions	9	0.23	46	1.17
Loans to nondepository financial institutions	712	9.49	564	8.59
Equipment financing receivables	3,334	10.59	3,423	10.97
Factored receivables	1,360	12.19	1,424	12.31
Real estate - residential mortgage	2,792	10.72	2,497	9.72
Real estate - commercial mortgage	2,326	7.26	2,275	7.38
Real estate - construction and land development	281	1.68	310	1.95
Loans to individuals	104	0.80	119	0.87
Unallocated	110	—	126	—
Total	$18,535	100.00%	$18,238	100.00%

As of June 30, 2011, the allowance for loan losses increased $0.3 million from $18.2 million at December 31, 2010, primarily due to an increase in the allowance allocated to real estate residential mortgage ($0.3 million) and loans to nondepository financial institutions ($0.1 million), partially offset by a reduction in the allowance allocated to equipment financing receivables ($0.1 million). The allowance allocated to real estate residential mortgage increased due to higher loan balances.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally, certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	June 30,
	2011		2010
	Balances	% of Total	Balances	% of Total
Domestic
Demand	$602,240	30.10%	$525,242	32.00%
NOW	231,711	11.58	181,895	11.08
Savings	17,340	0.87	18,287	1.12
Money Market	387,152	19.35	326,518	19.89
Time deposits	762,351	38.10	589,137	35.89
Total domestic deposits	2,000,794	100.00	1,641,079	99.98

Foreign
Time deposits	—	—	395	0.02
Total deposits	$2,000,794	100.00%	$1,641,474	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented beginning on page 55.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 59. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2011, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The bank regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, past and current economic conditions, the global financial crisis and the likelihood, as described in the 2010 Form 10-K, of increased formal capital requirements for banking organizations. In light of the foregoing, the Company and the bank expect that they will maintain capital ratios substantially in excess of the “well capitalized” ratios.

During the first quarter 2011, we completed an underwritten public offering of 4,025,000 shares of our common shares at an offering price of $9.60 per share, which resulted in net proceeds of $36.5 million after underwriting discounts and expenses. The proceeds from the issuance of shares were intended to be used for general corporate purposes, which could include the financing of possible acquisitions of complementary business or assets, including FDIC-assisted transactions, the extension of credit to, or the funding of the investments in, our subsidiaries, or the repurchase of Series A Preferred Shares, separately or together with the warrant for 516,817 common shares held by the U.S. Treasury, subject to the receipt of any required regulatory approval.

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

On May 18, 2011, the parent company completed the repurchase of the warrant to purchase 516,817 common shares of the parent company from the U.S. Treasury. The parent company paid approximately $0.95 million to the U.S. Treasury to repurchase the warrant. The parent company’s repurchase of the warrant concluded its participation in the TARP Capital Purchase Program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 13 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and laws and regulations concerning taxes, banking and securities with which the Company must comply; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); U.S. and foreign governmental budget deficits (including, with respect to the United States, at federal, state and municipal level) and default by governments on sovereign or other governmental debt; changes in accounting principles, policies and guidelines; the risks and uncertainties described in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2010; and other risks and uncertainties detailed from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended June 30,
(Unaudited)

	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other banks	$39,502	$22	0.23%	$24,506	$24	0.41%

Investment Securities
Available for sale - taxable	400,712	2,418	2.41	472,897	3,169	2.68
Held to maturity - taxable	347,142	2,170	2.50	252,550	2,987	4.73
Tax-exempt [2]	156,130	2,428	6.22	110,823	1,709	6.17
Total investment securities	903,984	7,016	3.10	836,270	7,865	3.76
FRB and FHLB stock [2]	8,736	145	6.63	7,808	64	3.28
Loans, net of unearned discounts [3]	1,324,237	17,779	5.50	1,220,250	17,121	5.87
TOTAL INTEREST-EARNING ASSETS	2,276,459	24,962	4.43%	2,088,834	25,074	4.91%
Cash and due from banks	38,479			36,009
Allowance for loan losses	(19,330)			(22,104)
Goodwill	22,901			22,901
Other assets	151,176			132,579
TOTAL ASSETS	$2,469,685			$2,258,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$17,916	3	0.05%	$18,014	3	0.07%
NOW	209,021	102	0.20	203,307	106	0.21
Money market	357,904	595	0.67	337,185	716	0.85
Time	712,431	1,382	0.78	592,665	1,635	1.11
Foreign
Time	—	—	—	578	2	1.08
Total interest-bearing deposits	1,297,272	2,082	0.64	1,151,749	2,462	0.86

Borrowings
Securities sold under agreements to repurchase - customers	44,691	52	0.47	54,829	65	0.48
Securities sold under agreements to repurchase - dealers	5,744	17	1.15	4,243	5	0.47
Federal funds purchased	24,978	7	0.12	35,545	19	0.21
Commercial paper	14,123	10	0.30	13,006	9	0.31
Short-term borrowings - other	4,579	1	0.12	8,700	4	0.17
Advances - FHLB	128,577	500	1.56	124,357	849	2.74
Long-term borrowings - sub debt	25,774	524	8.37	25,774	524	8.38
Total borrowings	248,466	1,111	1.80	266,454	1,475	2.22

TOTAL INTEREST-BEARING LIABILITIES	1,545,738	3,193	0.83%	1,418,203	3,937	1.11%

Noninterest-bearing deposits	553,516	—		466,017	—
Total including noninterest-bearing demand deposits	2,099,254	3,193	0.61%	1,884,220	3,937	0.84%
Other liabilities	140,563			146,897
Total liabilities	2,239,817			2,031,117

Shareholders’ equity	229,868			227,102
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,469,685			$2,258,219

Net interest income/spread		21,769	3.60%		21,137	3.80%

Net yield on interest-earning assets (margin)			3.85%			4.12%

Less: Tax equivalent adjustment		852			599

Net interest income		$20,917			$20,538

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Six Months Ended June 30,
(Unaudited)

	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other banks	$46,010	$57	0.25%	$33,884	$43	0.26%

Investment Securities
Available for sale - taxable	375,857	4,475	2.38	383,120	5,903	3.08
Held to maturity - taxable	331,716	4,357	2.63	282,209	6,702	4.75
Tax-exempt [2]	156,497	4,852	6.20	101,292	3,118	6.16
Total investment securities	864,070	13,684	3.17	766,621	15,723	4.10
FRB and FHLB stock [2]	8,938	168	3.76	8,136	186	4.56
Loans, net of unearned discounts [3]	1,289,482	34,655	5.60	1,189,844	33,632	5.98
TOTAL INTEREST-EARNING ASSETS	2,208,500	48,564	4.49%	1,998,485	49,584	5.12%
Cash and due from banks	37,712			35,798
Allowance for loan losses	(19,572)			(22,131)
Goodwill	22,901			22,901
Other assets	147,708			129,800
TOTAL ASSETS	$2,397,249			$2,164,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,935	5	0.05%	$18,233	6	0.07%
NOW	207,414	173	0.17	226,361	331	0.29
Money market	350,082	1,222	0.70	330,857	1,453	0.89
Time	663,281	2,742	0.83	522,754	3,309	1.28
Foreign
Time	—	—	—	579	3	1.09
Total interest-bearing deposits	1,239,712	4,142	0.67	1,098,784	5,102	0.94

Borrowings
Securities sold under agreements to repurchase - customers	42,989	100	0.47	52,689	126	0.48
Securities sold under agreements to repurchase - dealers	5,374	33	1.21	2,133	5	0.47
Federal funds purchased	14,961	9	0.12	23,440	23	0.20
Commercial paper	14,885	22	0.30	14,696	22	0.31
Short-term borrowings - other	3,590	1	0.08	12,943	13	0.20
Advances - FHLB	133,868	1,164	1.75	127,004	1,720	2.73
Long-term borrowings - sub debt	25,774	1,047	8.38	25,774	1,047	8.38
Total borrowings	241,441	2,376	1.98	258,679	2,956	2.30

TOTAL INTEREST-BEARING LIABILITIES	1,481,153	6,518	0.89%	1,357,463	8,058	1.20%

Noninterest-bearing deposits	545,868	—		467,337	—
Total including noninterest-bearing demand deposits	2,027,021	6,518	0.65%	1,824,800	8,058	0.89%
Other liabilities	139,592			140,723
Total liabilities	2,166,613			1,965,523
Shareholders’ equity	230,636			199,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,397,249			$2,164,853

Net interest income/spread		42,046	3.60%		41,526	3.92%

Net yield on interest-earning assets (margin)			3.88%			4.27%

Less: Tax equivalent adjustment		1,700			1,093
Net interest income		$40,346			$40,433

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended June 30, 2011 to June 30, 2010

	Volume	Rate	Net [2]

INTEREST INCOME
Interest-bearing deposits with other banks	$12	$(14)	$(2)

Investment Securities
Available for sale - taxable	(452)	(299)	(751)
Held to maturity - taxable	881	(1,698)	(817)
Tax-exempt [2]	705	14	719
Total investment securities	1,134	(1,983)	(849)

FRB and FHLB stock	9	72	81

Loans, net of unearned discounts [3]	1,673	(1,015)	658

TOTAL INTEREST INCOME	$2,828	$(2,940)	$(112)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$—	$—
NOW	2	(6)	(4)
Money market	41	(162)	(121)
Time	292	(545)	(253)
Foreign
Time	(2)	—	(2)
Total interest-bearing deposits	333	(713)	(380)

Borrowings
Securities sold under agreements to repurchase - customers	(12)	(1)	(13)
Securities sold under agreements to repurchase - dealers	3	9	12
Federal funds purchased	(5)	(7)	(12)
Commercial paper	1	—	1
Short-term borrowings - other	(2)	(1)	(3)
Advances - FHLB	28	(377)	(349)
Long-term borrowings - sub debt	—	—	—
Total borrowings	13	(377)	(364)

TOTAL INTEREST EXPENSE	$346	$(1,090)	$(744)

NET INTEREST INCOME	$2,482	$(1,850)	$632

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for foreign time deposits has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Six Months Ended June 30, 2011 to June 30, 2010

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$16	$(2)	$14

Investment Securities
Available for sale - taxable	(110)	(1,318)	(1,428)
Held to maturity - taxable	1,013	(3,358)	(2,345)
Tax-exempt [2]	1,714	20	1,734
Total investment securities	2,617	(4,656)	(2,039)

FRB and FHLB stock	17	(35)	(18)

Loans, net of unearned discounts [3]	3,131	(2,108)	1,023

TOTAL INTEREST INCOME	$5,781	$(6,801)	$(1,020)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(1)	$(1)
NOW	(26)	(132)	(158)
Money market	84	(315)	(231)
Time	766	(1,333)	(567)
Foreign
Time	(3)	—	(3)
Total interest-bearing deposits	821	(1,781)	(960)

Borrowings
Securities sold under agreements to repurchase - customers	(23)	(3)	(26)
Securities sold under agreements to repurchase - dealers	14	14	28
Federal funds purchased	(7)	(7)	(14)
Commercial paper	—	—	—
Short-term borrowings - other	(6)	(6)	(12)
Advances - FHLB	89	(645)	(556)
Long-term borrowings - sub debt	—	—	—
Total borrowings	67	(647)	(580)
TOTAL INTEREST EXPENSE	$888	$(2,428)	$(1,540)

NET INTEREST INCOME	$4,893	$(4,373)	$520

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for foreign time deposits has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
The Company	$250,480	13.36%	$149,998	8.00%	$187,498	10.00%
The bank	221,147	12.05	146,761	8.00	183,451	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	231,681	12.36	74,999	4.00	112,499	6.00
The bank	202,348	11.03	73,380	4.00	110,071	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	231,681	9.47	97,871	4.00	122,339	5.00
The bank	202,348	8.34	97,023	4.00	121,279	5.00

As of December 31, 2010
Total Capital (to Risk-Weighted Assets):
The Company	$255,022	14.68%	$138,982	8.00%	$173,728	10.00%
The bank	211,737	12.32	137,516	8.00	171,895	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	236,477	13.61	69,491	4.00	104,237	6.00
The bank	193,192	11.24	68,758	4.00	103,137	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	236,477	10.15	93,152	4.00	116,440	5.00
The bank	193,192	8.39	92,070	4.00	115,087	5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. For the three months ended in June 30, 2011, the Company did not hold any instrument entered into for trading purposes.

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

A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest rate-sensitive assets exceed interest rate-sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer-term structure of the balance sheet.

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2011, presented on page 63, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of June 30, 2011, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2010, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.4% ($3.7 million) and a 6.8% ($7.2 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.9% ($1.0 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2010 was considered to be remote given then-current interest rate levels. As of June 30, 2011, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.1% ($2.4 million) and a 4.6% ($5.2 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.7% ($0.8 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2011 was considered to be remote given then-current interest rate levels.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customers’ preferences or competitor influences might change.

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

At June 30, 2011, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $16.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $58.4 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2011:

	Payments Due by Period
Contractual obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$154,230	$16,454	$12,002	$100,000	$25,774
Operating Leases	47,248	4,479	9,197	8,978	24,594
Total Contractual Cash Obligations	$201,478	$20,933	$21,199	$108,978	$50,368

(1) Based on contractual maturity dates

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2011:

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$47,331	$47,331	$—	$—	$—
Commercial Loans	17,258	9,460	7,798	—	—
Total Loans	64,589	56,791	7,798	—	—
Standby Letters of Credit	27,821	23,204	4,617	—	—
Other Commercial Commitments	89,275	88,373	—	—	902

Total Commercial Commitments	$181,685	$168,368	$12,415	$—	$902

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total
ASSETS
Interest-bearing deposits with other banks	$102,889	$—	$—	$—	$—	$—	$102,889
Investment securities	103,170	195,236	269,640	25,739	285,898	—	879,683
Commercial and industrial loans	510,278	42,374	88,575	3,198	—	(2,632)	641,793
Lease financing receivables	550	11,711	78,320	69,933	—	(16,037)	144,477
Factored receivables	166,451	—	—	—	—	(175)	166,276
Real estate-residential mortgage	19,557	33,928	27,825	30,099	59,936	—	171,345
Real estate-commercial mortgage	28,735	17,236	39,796	13,254	—	—	99,021
Real estate-construction and land development	5,129	4,000	9,066	4,700	—	—	22,895
Loans to individuals	7,603	2,236	1,118	—	—	—	10,957
Loans to nondepository financial institutions	104,641	1,064	23,742	—	66	—	129,513
Loans to depository institutions	3,086	—	—	—	—	—	3,086
Noninterest-earning assets & allowance for loan losses	—	—	—	—	—	210,149	210,149
Total Assets	1,052,089	307,785	538,082	146,923	345,900	191,305	2,582,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	17,340	—	—	—	17,340
NOW [1]	—	—	231,711	—	—	—	231,711
Money market [1]	267,745	—	119,407	—	—	—	387,152
Time	265,276	448,378	48,697	—	—	—	762,351
Securities sold under agreement to repurchase - customers	29,236	—	—	—	—	—	29,236
Securities sold under agreement to repurchase - dealers	—	5,000	—	—	—	—	5,000
Federal funds purchased	—	—	—	—	—	—	—
Commercial paper	15,327	100	—	—	—	—	15,427
Short-term borrowings - other	23,865	—	—	—	—	—	23,865
Advances - FHLB	100,000	15,000	13,456	—	—	—	128,456
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	—	955,772	955,772

Total Liabilities and Shareholders’ Equity	701,449	468,478	430,611	—	25,774	955,772	2,582,084

Net Interest Rate Sensitivity Gap	$350,640	$(160,693)	$107,471	$146,923	$320,126	$(764,467)	$—

Cumulative Gap June 30, 2011	$350,640	$189,947	$297,418	$444,341	$764,467	$—	$—

Cumulative Gap June 30, 2010 [2]	$171,543	$390,089	$373,577	$427,820	$737,070	$—	$—

Cumulative Gap December 31, 2010 [2]	$377,384	$308,139	$289,256	$468,057	$786,799	$—	$—

[1]

Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management’s historical repricing practices and run-off experience.

[2]	Certain reclassifications have been made to conform to the current presentation.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the second quarter of 2011. At June 30, 2011, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

Item 6. Exhibits

The following exhibits are filed as part of this report:

3. (i)

Restated Certificate of Incorporation filed with the State of New York Department of State, on October 28, 2004 (Filed as Exhibit 3(i) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

(ii)

Certificate of Amendment of Certificate of Incorporation filed with the State of New York Department of State on December 18, 2008 (Filed as Exhibit 3(ii) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

(iii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3(ii) (A) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

11.	Statement Re: Computation of Per Share Earnings.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Toxonomy Extension Schema.

101.CAL*	XBRL Toxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Toxonomy Extension Label Linkbase.

101.PRE*	XBRL Toxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Toxonomy Definition Linkbase.

_________________________

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP

(Registrant)

Date: August 9, 2011	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman and Chief Executive Officer

Date: August 9, 2011	/s/ John W. Tietjen
John W. Tietjen
Executive Vice President and
Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of per share earnings	68

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	69

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	70

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	71

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	72

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Toxonomy Extension Schema.

101.CAL*	XBRL Toxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Toxonomy Extension Label Linkbase.

101.PRE*	XBRL Toxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Toxonomy Definition Linkbase.

_________________________

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.