Form 10-Q
period 2011-09-30
STERLING BANCORP
filed 2011-11-04
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ____________________________________

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

☐ Yes ☒ No

As of October 31, 2011 there were 30,924,832 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$32,418	$26,824
Interest-bearing deposits with other banks	186,632	40,503

Securities available for sale (at estimated fair value; pledged: $111,273 in 2011 and $95,311 in 2010)	324,087	390,080
Securities held to maturity (pledged: $270,482 in 2011 and $212,606 in 2010) (estimated fair value: $468,614 in 2011 and $400,453 in 2010)	453,725	399,235
Total investment securities	777,812	789,315

Loans held for sale	22,874	32,049
Loans held in portfolio, net of unearned discounts	1,463,171	1,314,234
Less allowance for loan losses	19,547	18,238
Loans, net	1,443,624	1,295,996

Federal Reserve and Federal Home Loan Bank stock, at cost	8,502	9,365
Customers’ liability under acceptances	122	-
Goodwill	22,901	22,901
Premises and equipment, net	24,163	15,909
Other real estate	1,929	182
Accrued interest receivable	8,640	8,280
Cash surrender value of life insurance policies	53,000	51,512
Other assets	74,358	67,621
Total assets	$2,656,975	$2,360,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$594,250	$570,290
Savings, NOW and money market deposits	607,049	562,207
Time deposits	846,496	615,267
Total deposits	2,047,795	1,747,764

Securities sold under agreements to repurchase - customers	43,503	23,016
Securities sold under agreements to repurchase - dealers	5,000	5,000
Federal funds purchased	-	15,000
Commercial paper	14,685	14,388
Short-term borrowings - other	3,041	3,490
Advances - FHLB	123,095	144,173
Long-term borrowings - subordinated debentures	25,774	25,774
Total borrowings	215,098	230,841
Acceptances outstanding	122	-
Accrued interest payable	1,081	1,314
Due to factored clients	94,141	91,543
Accrued expenses and other liabilities	80,053	66,253
Total liabilities	2,438,290	2,137,715
Shareholders’ equity
Preferred stock, Series A, $5 par value; $1,000 liquidation value. Authorized 644,389 shares; issued -0- and 42,000 shares, respectively	-	40,602
Common stock, $1 par value. Authorized 50,000,000 shares; issued 35,225,110 and 31,138,545 shares, respectively	35,225	31,139
Warrants to purchase common stock	-	2,615
Capital surplus	270,762	236,437
Retained earnings	12,966	11,392
Accumulated other comprehensive loss	(13,688)	(12,887)
Common shares in treasury at cost, 4,300,278 and 4,297,782 shares, respectively	(86,580)	(86,556)
Total shareholders’ equity	218,685	222,742
Total liabilities and shareholders’ equity	$2,656,975	$2,360,457

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans	$19,121	$18,275	$53,776	$51,907
Investment securities
Available for sale	2,597	2,985	7,704	9,315
Held to maturity	3,351	3,320	10,230	11,622
FRB and FHLB stock	75	112	241	296
Deposits with other banks	35	10	92	53
Total interest income	25,179	24,702	72,043	73,193

INTEREST EXPENSE
Deposits
Savings, NOW and money market	752	746	2,152	2,536
Time	1,470	1,545	4,212	4,857
Short-term borrowings	79	142	244	331
Advances - FHLB	483	871	1,647	2,591
Long-term borrowings - subordinated debentures	523	523	1,570	1,570
Total interest expense	3,307	3,827	9,825	11,885
Net interest income	21,872	20,875	62,218	61,308

Provision for loan losses	3,000	14,000	9,000	25,500

Net interest income after provision for loan losses	18,872	6,875	53,218	35,808

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	6,574	6,454	18,041	17,527
Mortgage banking income	1,493	2,458	5,268	5,631
Service charges on deposit accounts	1,445	1,606	4,248	4,627
Securities gains	420	1,171	1,529	3,419
Other income	1,527	1,369	4,683	4,317
Total noninterest income	11,459	13,058	33,769	35,521

NONINTEREST EXPENSE
Salaries and employee benefits	14,433	13,523	43,158	40,346
Occupancy and equipment expenses, net	3,069	3,375	9,857	8,967
Deposit insurance	374	1,033	2,204	2,557
Professional fees	1,741	1,540	3,448	3,913
Other expenses	4,153	4,282	11,002	11,445
Total noninterest expenses	23,770	23,753	69,669	67,228

Income (Loss) before income taxes	6,561	(3,820)	17,318	4,101

Provision (Benefit) for income taxes	2,191	(1,146)	5,060	1,230

Net income (loss)	4,370	(2,674)	12,258	2,871
Dividends on preferred shares and accretion	-	654	833	1,934
Accelerated accretion from redemption of preferred shares	-	-	1,241	-
Net income (loss) available to common shareholders	$4,370	$(3,328)	$10,184	$937

Average number of common shares outstanding
Basic	30,789,539	26,757,035	29,375,816	23,729,461
Diluted	30,789,539	26,757,035	29,375,816	23,732,888

Net income (loss) available to common shareholders, per average common share
Basic	$0.14	$(0.12)	$0.35	$0.04
Diluted	0.14	(0.12)	0.35	0.04

Dividends per common share	0.09	0.09	0.27	0.27

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$4,370	$(2,674)	$12,258	$2,871

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale and other investments arising during the year	(2,566)	921	(1,258)	3,081

Reclassification adjustment for securities’ gains included in net income	(229)	(638)	(835)	(1,866)

Reclassification adjustment for amortization of:
Prior service cost	9	9	26	27
Net actuarial losses	487	354	1,266	1,191
Other comprehensive (loss) income	(2,299)	646	(801)	2,433
Comprehensive income (loss)	$2,071	$(2,028)	$11,457	$5,304

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Preferred Stock
Balance at January 1,	$40,602	$40,113
Discount accretion	156	359
Redemption	(42,000)	-
Accelerated accretion	1,242	-
Balance at September 30,	$-	$40,472

Common Stock
Balance at January 1,	$31,139	$22,227
Common shares issued	4,025	8,625
Restricted shares issued	61	84
Common shares issued under stock incentive plan	-	203
Balance at September 30,	$35,225	$31,139

Warrants to Purchase Common Stock
Balance at January 1,	$2,615	$2,615
Repurchase of warrants	(2,615)	-
Balance at September 30,	$-	$2,615

Capital Surplus
Balance at January 1,	$236,437	$178,734
Common shares issued	32,429	56,256
Restricted shares issued	(61)	(84)
Repurchase of warrants	1,670	-
Common shares issued under stock incentive plan and related tax benefits	-	1,274
Stock option compensation and restricted stock expense	287	188
Balance at September 30,	$270,762	$236,368

Retained Earnings
Balance at January 1,	$11,392	$15,828
Net income	12,258	2,871
Cash dividends paid - preferred shares	(945)	(1,575)
Cash dividends paid - common shares	(8,341)	(6,459)
Discount accretion on series A preferred stock	(156)	(359)
Accelerated accretion - preferred shares	(1,242)	-
Balance at September 30,	$12,966	$10,306

Accumulated Other Comprehensive Loss
Balance at January 1,	$(12,887)	$(12,399)
Other comprehensive income, net of tax	(801)	2,433
Balance at September 30,	$(13,688)	$(9,966)

Treasury Stock
Balance at January 1,	$(86,556)	$(85,168)
Surrender of shares issued under stock incentive plan	(24)	(1,388)
Balance at September 30,	$(86,580)	$(86,556)

Total Shareholders’ Equity
Balance at January 1,	$222,742	$161,950
Net changes during the period	(4,057)	62,428
Balance at September 30,	$218,685	$224,378

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net Income	$12,258	$2,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,000	25,500
Depreciation and amortization of premises and equipment	2,364	1,171
Securities gains	(1,529)	(3,419)
Income from life insurance policies, net	(433)	(757)
Deferred income tax (benefit) provision	(1,350)	361
Proceeds from sale of loans	282,492	330,050
Gains on sales of loans, net	(5,271)	(5,645)
Originations of loans held for sale	(269,050)	(325,826)
Amortization of premiums on securities	7,271	4,793
Accretion of discounts on securities	(310)	(446)
Increase in accrued interest receivable	(360)	(215)
(Decrease) Increase in accrued interest payable	(233)	348
Increase in due to factored clients	2,598	10,453
Increase in accrued expenses and other liabilities	6,282	5,057
Increase in other assets	(5,663)	(8,517)
Loss on other real estate owned	-	17
Net cash provided by operating activities	38,066	35,796

Investing Activities
Purchase of premises and equipment	(10,618)	(7,238)
Net (increase) decrease in interest-bearing deposits with other banks	(146,129)	17,658
Net increase in loans held in portfolio	(111,810)	(80,961)
Net increase in short-term factored receivables	(45,861)	(46,279)
Proceeds from sale of other real estate	301	1,157
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	36,806	48,597
Purchases of securities - held to maturity	(278,744)	(122,185)
Proceeds from calls of securities - held to maturity	197,500	132,380
Proceeds from prepayments, redemptions or maturities of securities - available for sale	215,263	170,701
Purchases of securities - available for sale	(377,655)	(645,514)
Proceeds from calls/sales of securities - available for sale	219,101	400,719
Proceeds from redemptions or maturities of FHLB & FRB stock	1,073	961
Purchases of FHLB & FRB stock	(210)	(1,860)
Net cash used in investing activities	(300,983)	(131,864)

Financing Activities
Net increase (decrease) in noninterest-bearing demand deposits	23,960	(6,704)
Net increase (decrease) in savings, NOW and money market deposits	44,842	(36,753)
Net increase in time deposits	231,229	108,403
Net (decrease) increase in Federal funds purchased	(15,000)	19,000
Net increase in securities sold under agreements to repurchase	20,487	5,036
Net decrease in commercial paper and other short-term borrowings	(152)	(52,340)
(Decrease) Increase in long-term borrowings	(21,078)	14,528
Proceeds from exercise of stock options	-	333
Proceeds from issuance of common stock	36,454	64,881
Cash dividends paid on preferred stock	(945)	(1,575)
Cash dividends paid on common stock	(8,341)	(6,459)
Net repayment redemption of preferred stock and common stock warrants	(42,945)	-
Net cash provided by financing activities	268,511	108,350

Net increase in cash and due from banks	5,594	12,282
Cash and due from banks - beginning of period	26,824	24,911

Cash and due from banks - end of period	$32,418	$37,193

Supplemental disclosures:
Interest paid	$10,058	$11,537
Income taxes paid	3,753	3,716
Loans held for sale transferred to portfolio	1,004	1,264
Loans transferred to other real estate	2,048	533
Due to brokers on purchases of securities - HTM	10,000	10,300

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended September 30, 2011 and 2010 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. Throughout the notes, dollar amounts presented in tables are in thousands, except per share data. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$28,736	$455	$-	$29,191
CMOs (Government National Mortgage Association)	6,086	11	-	6,097
Federal National Mortgage Association	9,825	247	-	10,072
Federal Home Loan Mortgage Corporation	39	2	1	40
Government National Mortgage Association	100	1	-	101
Total residential mortgage-backed securities	44,786	716	1	45,501

Agency notes
Federal Home Loan Bank	10,000	12	-	10,012
Federal Home Loan Mortgage Corporation	9,995	15	-	10,010
Total obligations of U.S. government corporations and government sponsored enterprises	64,781	743	1	65,523

Obligations of state and political institutions-New York Bank Qualified	21,523	1,213	-	22,736
Single-issuer, trust preferred securities	27,897	176	1,435	26,638
Corporate debt securities	208,741	40	4,708	204,073
Other securities	5,039	78	-	5,117
Total	$327,981	$2,250	$6,144	$324,087

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$36,026	$64	$372	$35,718
CMOs (Government National Mortgage Association)	7,218	72	-	7,290
Federal National Mortgage Association	8,750	84	13	8,821
Federal Home Loan Mortgage Corporation	44	2	1	45
Government National Mortgage Association	110	-	1	109
Total residential mortgage-backed securities	52,148	222	387	51,983

Agency notes
Federal National Mortgage Association	30,087	77	-	30,164
Federal Home Loan Bank	10,000	-	59	9,941
Federal Home Loan Mortgage Corporation	49,964	132	110	49,986
Federal Farm Credit Bank	10,000	31	-	10,031
Total obligations of U.S. government corporations and government sponsored enterprises	152,199	462	556	152,105

Obligations of state and political institutions-New York Bank Qualified	39,967	780	703	40,044
Single-issuer, trust preferred securities	3,879	79	25	3,933
Corporate debt securities	189,091	278	311	189,058
Other securities	5,039	1	100	4,940
Total	$390,175	$1,600	$1,695	$390,080

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

September 30, 2011	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$4,700	$243	$-	$4,943
CMOs (Federal Home Loan Mortgage Corporation)	7,844	409	-	8,253
Federal National Mortgage Association	53,199	3,944	-	57,143
Federal Home Loan Mortgage Corporation	27,918	1,905	-	29,823
Government National Mortgage Association	4,324	601	-	4,925
Total residential mortgage-backed securities	97,985	7,102	-	105,087

Agency notes
Federal National Mortgage Association	89,983	222	133	90,072
Federal Home Loan Bank	59,994	35	7	60,022
Federal Home Loan Mortgage Corporation	69,998	30	11	70,017
Total obligations of U.S. government corporations and government sponsored enterprises	317,960	7,389	151	325,198

Obligations of state and political institutions-New York Bank Qualified	135,765	7,661	10	143,416
Total	$453,725	$15,050	$161	$468,614

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2010	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$7,504	$349	$-	$7,853
CMOs (Federal Home Loan Mortgage Corporation)	11,704	572	-	12,276
Federal National Mortgage Association	70,001	4,292	-	74,293
Federal Home Loan Mortgage Corporation	40,583	1,931	-	42,514
Government National Mortgage Association	4,943	605	-	5,548
Total residential mortgage-backed securities	134,735	7,749	-	142,484

Agency notes
Federal National Mortgage Association	84,969	5	1,405	83,569
Federal Home Loan Bank	14,991	-	222	14,769
Federal Home Loan Mortgage Corporation	42,493	4	608	41,889
Federal Farm Credit Bank	5,078	-	42	5,036
Total obligations of U.S. government corporations and government sponsored enterprises	282,266	7,758	2,277	287,747

Obligations of state and political institutions-New York Bank Qualified	116,969	118	4,381	112,706
Total	$399,235	$7,876	$6,658	$400,453

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and government sponsored enterprises
Federal Home Loan Mortgage Corporation	$-	$-	$23	$1	$23	$1
Total obligations of U.S. government corporations and government sponsored enterprises	-	-	23	1	23	1

Obligations of state and political institutions-New York Bank Qualified	-	-	-	-	-	-
Single-issuer, trust preferred securities	19,387	1,349	416	86	19,803	1,435
Corporate debt securities	183,630	4,663	3,955	45	187,585	4,708
Total	$203,017	$6,012	$4,394	$132	$207,411	$6,144

December 31, 2010
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities CMOs (Federal Home Loan Mortgage Corporation)	$30,494	$372	$-	$-	$30,494	$372
Federal National Mortgage Association	7,269	13	-	-	7,269	13
Federal Home Loan Mortgage Corporation	28	1	-	-	28	1
Government National Mortgage Association	110	1	-	-	110	1
Total residential mortgage-backed securities	37,901	387	-	-	37,901	387

Agency notes
Federal Home Loan Bank	9,941	59	-	-	9,941	59
Federal Home Loan Mortgage Corporation	9,875	110	-	-	9,875	110
Total obligations of U.S. government corporations and government sponsored enterprises	57,717	556	-	-	57,717	556

Obligations of state and political institutions-New York Bank Qualified	18,716	703	-	-	18,716	703
Single-issuer, trust preferred securities	-	-	2,111	25	2,111	25
Corporate debt securities	92,392	311	-	-	92,392	311
Other securities	4,900	100	-	-	4,900	100
Total	$173,725	$1,670	$2,111	$25	$175,836	$1,695

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$24,867	$133	$-	$-	$24,867	$133
Federal Home Loan Bank	4,993	7	-	-	4,993	7
Federal Home Loan Mortgage Corporation	9,990	11	-	-	9,990	11

Total obligations of U.S. government corporations and government sponsored enterprises	39,850	151	-	-	39,850	151
Obligations of state and political institutions-New York Bank Qualified	629	4	853	6	1,482	10
Total	$40,479	$155	$853	$6	$41,332	$161

December 31, 2010
Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$78,564	$1,405	$-	$-	$78,564	$1,405
Federal Home Loan Bank	14,769	222	-	-	14,769	222
Federal Home Loan Mortgage Corporation	36,890	608	-	-	36,890	608
Federal Farm Credit Bank	5,036	42	-	-	5,036	42

Total obligations of U.S. government corporations and government sponsored enterprises	135,259	2,277	-	-	135,259	2,277
Obligations of state and political institutions-New York Bank Qualified	94,309	4,103	2,277	278	96,586	4,381
Total	$229,568	$6,380	$2,277	$278	$231,845	$6,658

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at September 30, 2011:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes *	NA	$982	$1,025	$43
NPB Capital Trust II, 7.85%, due 9/30/2032	Yes *	NA	126	127	1
BAC Capital Trust II, 7.00%, due 2/01/2032	Yes *	BB+	300	248	(52)
Citigroup Capital VII, 7.125%, due 7/31/2031	Yes *	BB+	1,507	1,440	(67)
Citigroup Capital VIII, 6.95%, due 9/15/2031	Yes *	BB+	246	235	(11)
Citigroup Capital IX, 6.00%, due 2/14/2033	Yes *	BB+	2,879	2,588	(291)
Citigroup Capital X, 6.10%, due 9/30/2033	Yes *	BB+	243	215	(28)
Fleet Capital Trust VIII, 7.20%, due 3/15/2032, owned by Bank of America Corporation	No Yes *	BB+	502	416	(86)
First Tennessee Capital II, 6.30%, due 4/15/2034	Yes *	B+	988	790	(198)
Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes *	BBB-	5,937	5,433	(504)
Keycorp Capital II, 6.875%, due 3/17/2029	Yes *	BB	93	92	(1)
Keycorp Capital VII, 5.70%, due 6/15/2035	Yes *	BB	955	1,007	52
Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes *	BB+	940	828	(112)
JP Morgan Chase Capital XI, 5.875%, due 6/15/2033	Yes *	BBB+	1,523	1,518	(5)
JP Morgan Chase Capital XV, 5.875%, due 3/15/2035	Yes *	BBB+	2,195	2,122	(73)
JP Morgan Chase Capital XVII, 5.85%, due 8/01/2035	Yes *	BBB+	2,244	2,260	16
PNC Capital Trust D, 6.125%, due 12/15/2033	Yes *	BBB	1,390	1,410	20
VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	22	22	-
Wells Fargo Capital Trust VII, 5.85%, due 5/01/2033	Yes *	A-	374	379	5
Wells Fargo Capital Trust VIII, 5.625%, due 8/01/2033	Yes *	A-	367	382	15
Wells Fargo Capital IX, 5.625%, due 4/08/2034	Yes *	A-	4,084	4,101	17
			$27,897	$26,638	$(1,259)

* TARP obligation was repaid prior to September 30, 2011.

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

At September 30, 2011, approximately $112.9 million, representing approximately 14.5% of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (21 issuers), corporate debt (23 issuers) and equity securities (5 issuers). These investments may pose a higher risk of future impairment charges as a result of possible further deterioration of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At September 30, 2011, the Company held 1 security position of single-issuer, trust preferred securities issued by a financial institution, in the available for sale portfolio, that was in an unrealized loss position for more than 12 months and is paying in accordance with their terms and has no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuer on a periodic basis, including a review of the issuer’s most recent bank regulatory reports and other public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s third quarter review, the issuer has maintained performance levels adequate to support the contractual cash flows of the securities.

At September 30, 2011, the Company held 4 issues of obligations of state and political institutions, in the held to maturity portfolio, that were in an unrealized loss position for more than 12 months. All of these securities were rated A at issuance and carry private insurance which guarantees principal and interest payments. Management has concluded that the unrealized losses are due to changes in market interest rates and/or changes in securities markets which resulted from temporary illiquidity and/or uncertainty in those markets. Further, management has made an evaluation that it has the intent to hold these securities until maturity and it is not more likely than not that the Company would be required to sell before anticipated recovery. As a result, the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at September 30, 2011, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$28,736	$29,191
CMOs (Government National Mortgage Association)	6,086	6,097
Federal National Mortgage Association	9,825	10,072
Federal Home Loan Mortgage Corporation	39	40
Government National Mortgage Association	100	101
Total residential mortgage-backed securities	44,786	45,501

Agency notes
Federal Home Loan Bank
Due after 5 years but within 10 years	10,000	10,012
Federal Home Loan Mortgage Corporation
Due after 5 years but within 10 years	9,995	10,010
Total obligations of U.S. government corporations and government sponsored enterprises	64,781	65,523

Obligations of state and political institutions - New York Bank Qualified
Due within 1 year	1,974	1,998
Due after 1 year but within 5 years	1,231	1,286
Due after 5 years but within 10 years	3,895	4,190
Due after 10 years	14,423	15,262
Total obligations of state and political institutions-New York Bank Qualified	21,523	22,736

Single-issuer, trust preferred securities
Due after 10 years	27,897	26,638

Corporate debt securities
Due within 6 months	50,001	49,843
Due after 6 months but within 1 year	49,887	49,220
Due after 1 year but within 2 years	58,448	57,115
Due after 2 years but within 5 years	50,405	47,895
Total corporate debt securities	208,741	204,073

Other securities	5,039	5,117
Total	$327,981	$324,087

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$4,700	$4,943
CMOs (Federal Home Loan Mortgage Corporation)	7,844	8,253
Federal National Mortgage Association	53,199	57,143
Federal Home Loan Mortgage Corporation	27,918	29,823
Government National Mortgage Association	4,324	4,925
Total residential mortgage-backed securities	97,985	105,087

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	29,999	30,155
Due after 5 years but within 10 years	34,984	35,040
Due after 10 years	25,000	24,877
Federal Home Loan Bank
Due after 1 year but within 5 years	39,994	40,007
Due after 5 years but within 10 years	20,000	20,015
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	55,000	55,009
Due after 5 years but within 10 years	14,998	15,008
Total obligations of U.S. government corporations and government sponsored enterprises	317,960	325,198
Obligations of state and political institutions - New York Bank Qualified
Due after 5 years but within 10 years	1,726	1,855
Due after 10 years	134,039	141,561
Total obligations of state and political institutions-New York Bank Qualified	135,765	143,416
Total	$453,725	$468,614

Information regarding sales/calls of available for sale securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales
Proceeds	$52,890	$46,692	$134,964	$146,496
Gross gains	304	729	1,409	3,208
Gross losses	-	-	-	-

Calls
Proceeds	26,206	87,227	84,137	254,223
Gross gains	43	117	116	131
Gross losses	-	3	-	288

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Calls
Proceeds	$137,500	$65,500	$197,500	$132,380
Gross gains	73	328	80	368
Gross losses	-	-	76	-

There were no sales or transfers of held to maturity securities during the nine-month periods ended September 30, 2011 or September 30, 2010.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Loans and allowance for loan losses

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30, 2011	December 31, 2010
Loans held for sale, net of valuation reserve ($-0- at September 30, 2011 and $113 at December 31, 2010)
Real estate—residential mortgage	$22,874	$32,049
Loans held in portfolio, net of unearned discounts
Commercial and industrial	642,533	620,136
Equipment financing receivables	165,506	161,054
Factored receivables	208,060	162,070
Real estate—residential mortgage	156,295	127,695
Real estate—commercial mortgage	95,408	96,991
Real estate—construction and land development	13,633	25,624
Loans to individuals	10,799	11,370
Loans to depository institutions	85	15,425
Loans to nondepository financial institutions	189,803	112,882
Loans held in portfolio, gross	1,482,122	1,333,247
Less unearned discounts	18,951	19,013
Loans held in portfolio, net of unearned discounts	1,463,171	1,314,234
	$1,486,045	$1,346,283

At September 30, 2011, the bank had qualified loans, at carrying value of approximately $517.2 million, available to secure borrowings from the FHLB and the FRB. There were no loans pledged at September 30, 2011.

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

Concentrations of Credit
Primarily as a result of its new mortgage warehouse lending product, loans to nondepository credit intermediation companies were $189.8 million, representing 12.61% of loans, gross. There are no other industry concentrations exceeding 10% of loans, gross. Approximately 67.9% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 20.9% or $20.1 million and 19.9% or $19.3 million of the Company’s net interest income and noninterest income are related to real estate lending for the nine months ended September 30, 2011 and 2010, respectively. Real estate prices in the U.S. market decreased during 2010 and have continued to decrease in 2011. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage-related revenues.

As of September 30, 2011, approximately 64.4% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans
Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at September 30, 2011 or 2010.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the amount of nonaccrual loans of the Company as of the dates indicated:

	September 30, 2011	December 31, 2010
Commercial & industrial	$668	$1,014
Equipment financing receivables	270	892
Factored receivables	-	-
Real estate—residential mortgage	1,560	1,614
Real estate—commercial mortgage	3,124	3,124
Real estate—construction and land development	-	-
Loans to individuals	5	-
Total nonaccrual loans	$5,627	$6,644

The following table provides information regarding the past due status of loans held in portfolio:

September 30, 2011	30–59 Days Past Due	60–89 Days Past Due	90 & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$17,526	$4,212	$674	$22,412	$617,777	$640,189	$6
Equipment financing receivables	947	228	270	1,445	147,867	149,312	-
Factored receivables	2,325	264	426	3,015	204,632	207,647	426
Real estate—residential mortgage—portfolio	1,332	910	1,560	3,802	152,493	156,295	-
Real estate—commercial mortgage	-	-	3,124	3,124	92,284	95,408	-
Real estate—construction and land development	-	-	-	-	13,633	13,633	-
Loans to individuals	23	25	5	53	10,746	10,799	-
Loans to depository institutions	-	-	-	-	85	85	-
Loans to nondepository financial institutions	-	-	-	-	189,803	189,803	-
Total loans, net of unearned discount	$22,153	$5,639	$6,059	$33,851	$1,429,320	$1,463,171	$432

December 31, 2010
Commercial and industrial	$16,899	$4,693	$1,015	$22,607	$595,616	$618,223	$1
Equipment financing receivables	1,399	579	958	2,936	141,299	144,235	66
Factored receivables	3,321	662	247	4,230	157,559	161,789	247
Real estate—residential mortgage—portfolio	3,297	2,515	1,614	7,426	120,269	127,695	-
Real estate—commercial mortgage	9,626	-	3,124	12,750	84,241	96,991	-
Real estate—construction and land development	-	-	-	-	25,624	25,624	-
Loans to individuals	52	-	-	52	11,318	11,370	-
Loans to depository institutions	-	-	-	-	15,425	15,425	-
Loans to nondepository financial institutions	-	-	-	-	112,882	112,882	-
Total loans, net of unearned discount	$34,594	$8,449	$6,958	$50,001	$1,264,233	$1,314,234	$314

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

September 30, 2011	Recorded Investment in Impaired Loans	Principal Balance With No Allowance	Unpaid Principal Balance With Allowance	Related Allowance	Average [1] Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial and industrial	$2,651	$-	$4,476	$412	$2,507	$76
Equipment financing receivables	165	-	165	17	249	38
Factored receivables	-	-	-	-	-	-
Real estate—residential mortgage	4,984	-	5,173	1,192	4,790	248
Real estate—commercial mortgage	3,124	-	3,124	1,113	3,124	-
Real estate—construction and land development	-	-	-	-	-	-
Loans to individuals	-	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-	-
Loans to nondepository financial institutions	-	-	-	-	-	-
Total	$10,924	$-	$12,938	$2,734	$10,670	$362

December 31, 2010
Commercial and industrial	$2,236	$584	$4,243	$605	$1,598
Equipment financing receivables	414	-	414	33	1,095
Factored receivables	-	-	-	-	-
Real estate—residential mortgage	4,904	-	4,990	1,104	3,681
Real estate—commercial mortgage	3,124	-	3,124	1,100	1,725
Real estate—construction and land development	-	-	-	-	-
Loans to individuals	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Loans to nondepository financial institutions	-	-	-	-	-
Total	$10,678	$584	$12,771	$2,842	$8,099

[1] Year-to-date

The average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2011 amounted to $10.9 million (Commercial and industrial $2.8 million, equipment financing receivables $0.2 million, real estate-residential mortgage $4.8 million and real estate-commercial mortgage $3.1 million) and $163 thousand (Commercial and industrial $36 thousand, equipment financing receivables $32 thousand, real estate-residential mortgage $95 thousand and real estate-commercial mortgage $-0- thousand), respectively.

The Company had troubled debt restructured loans (“TDRs”) totaling $6.7 million as of September 30, 2011. The Company has allocated $1.2 million and $1.1 million of specific reserves to customers with equipment financing receivables and residential real estate loans whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the three and nine months ending September 30, 2011, the terms of certain residential real estate loans were modified as troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No lease financing receivables were modified during the nine months ending September 30, 2011.

Modifications of residential real estate loans involving a reduction of the stated interest rate or an extension of the maturity date were for periods ranging up to 40 years.

The troubled debt restructurings described above increased the allowance for loan losses by $136 thousand and $317 thousand for the three months and nine months ending September 30, 2011 and resulted in charge-offs of $29 thousand during both the three months and nine months ending September 30, 2011.

During the three months and nine months ending September 30, 2011, 7 residential real estate loans with a recorded investment of $0.9 million and 13 residential real estate loans with a recorded investment of $2.0 million, respectively, had a payment default, while no lease financing receivables had a payment default. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

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

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at September 30, 2011 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at September 30, 2011 is presented in the recorded investment in nonaccrual loans table above.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

•

Risk Rating 9/Loss (OCC Definition)—These loans are classified as loss and charged-off because they are determined to be uncollectible and unbankable assets. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. The bank should not be allowed to attempt long-term recoveries while the asset remains booked. Losses should be taken in the period in which they are determined to be uncollectible.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents weighted average risk grades and classified loans by class of loan. Classified loans include loans in Risk Grades 6, 7 and 8.

	September 30, 2011		December 31, 2010
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-4	3.23	$616,382	3.29	609,991
Risk grade 5	5.00	9,742	5.00	4,782
Risk grade 6	6.00	10,366	-	-
Risk grade 7	7.00	3,699	7.00	3,450
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.33	$640,189	3.32	$618,223
Equipment financing receivables
Risk grade 1-4	3.91	$149,042	3.98	$143,335
Risk grade 5	-	-	-	-
Risk grade 6	-	-	-	-
Risk grade 7	7.00	270	7.00	900
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.92	$149,312	4.00	$144,235
Factored receivables
Risk grade 1-4	2.75	$205,527	2.77	$161,789
Risk grade 5	5.00	2,120	-	-
Risk grade 6	-	-	-	-
Risk grade 7	-	-	-	-
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	2.78	$207,647	2.77	$161,789
Loans to nondepository financial institutions
Risk grade 1-4	3.09	$189,700	3.06	$112,882
Risk grade 5	-	-	-	-
Risk grade 6	-	-	-	-
Risk grade 7	7.00	103	-	-
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.09	$189,803	3.06	$112,882
Real estate-residential mortgage
Risk grade 1-4	3.15	$154,736	3.11	$126,305
Risk grade 5	-	-	-	-
Risk grade 6	-	-	-	-
Risk grade 7	7.00	1,559	7.00	1,390
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.18	$156,295	3.15	$127,695

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

The level of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated to specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the portion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. During 2010, the Company revised its historical loss ratio calculation to reflect a five-year history from a ten-year history to reflect the current loss experience.

The Company’s pool of similar loans includes similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, residential real estate loans and consumer and other loans.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment:

Three Months Ended September 30, 2011	Balance, Beginning of Period	Charge- Offs[1]		Recoveries	Net Charge- Offs[1]	Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,507	$632		$47	$585	$835	$7,757
Equipment financing receivables	3,334	1,175		298	877	1,005	3,462
Factored receivables	1,360	70		40	30	393	1,723
Real estate – residential mortgage (portfolio)	2,792	497	[1]	1	496	834	3,130
Real estate – commercial mortgage	2,326	-		-	-	(16)	2,310
Real estate – construction and land development	281	-		-	-	(110)	171
Loans to individuals	104	-		-	-	(2)	102
Loans to depository institutions	9	-		-	-	(9)	-
Loans to nondepository finanical institutions	712	-		-	-	47	759
Unallocated	110	-		-	-	23	133
Total	$18,535	$2,374		$386	$1,988	$3,000	$19,547

Nine Months Ended September 30, 2011	Balance, Beginning of Period	Charge- Offs[1]		Recoveries	Net Charge- Offs[1]	Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,454	$1,520		$77	$1,443	$1,746	$7,757
Equipment financing receivables	3,423	7,280		1,994	5,286	5,325	3,462
Factored receivables	1,424	238		72	166	465	1,723
Real estate – residential mortgage (portfolio)	2,497	960	[1]	164	796	1,429	3,130
Real estate – commercial mortgage	2,275	-		-	-	35	2,310
Real estate – construction and land development	310	-		-	-	(139)	171
Loans to individuals	119	-		-	-	(17)	102
Loans to depository institutions	46	-		-	-	(46)	-
Loans to nondepository finanical institutions	564	-		-	-	195	759
Unallocated	126	-		-	-	7	133
Total	$18,238	$9,998		$2,307	$7,691	$9,000	$19,547

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the activity in the allowance for loan losses:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Allowance for loan losses:
Balance at beginning of period	$20,512	$19,872
Charge-offs:
Commercial and industrial	4,065	5,988
Equipment financing receivables	11,379	20,427
Factored receivables	381	620
Real estate—residential mortgage	136	234
Real estate—commercial mortgage	-	129
Real estate—construction and land development	-	-
Loans to individuals	155	218
Total charge-offs	16,116	27,616
Recoveries:
Commercial and industrial	67	287
Equipment financing receivables	170	453
Factored receivables	18	194
Real estate—residential mortgage	-	-
Real estate—commercial mortgage	-	-
Real estate—construction and land development	-	-
Loans to individuals	-	-
Total recoveries	255	934
Subtract:
Net charge-offs	15,861	26,682
Provision for loan losses	14,000	25,500
Less loss on transfers to other real estate owned	499	538
Balance at end of period	$18,152	$18,152

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
September 30, 2011	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$412	$7,345	$7,757	$2,651	$637,538	$640,189
Equipment financing receivables	17	3,445	3,462	165	149,147	149,312
Factored receivables	-	1,723	1,723	-	207,647	207,647
Real estate—residential mortgage (portfolio)	1,192	1,938	3,130	4,984	151,311	156,295
Real estate—commercial mortgage	1,113	1,197	2,310	3,124	92,284	95,408
Real estate—construction and land development	-	171	171	-	13,633	13,633
Loans to individuals	-	102	102	-	10,799	10,799
Loans to depository institutions	-	-	-	-	85	85
Loans to nondepository financial institutions	-	759	759	-	189,803	189,803
Unallocated	-	133	133	-	-	-
Total	$2,734	$16,813	$19,547	$10,924	$1,452,247	$1,463,171

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
December 31, 2010	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$605	$6,849	$7,454	$2,236	$615,987	$618,223
Equipment financing receivables	33	3,390	3,423	414	143,821	144,235
Factored receivables	-	1,424	1,424	-	161,789	161,789
Real estate—residential mortgage (portfolio)	1,104	1,393	2,497	4,904	122,791	127,695
Real estate—commercial mortgage	1,100	1,175	2,275	3,124	93,867	96,991
Real estate—construction and land development	-	310	310	-	25,624	25,624
Loans to individuals	-	119	119	-	11,370	11,370
Loans to depository institutions	-	46	46	-	15,425	15,425
Loans to nondepository financial institutions	-	564	564	-	112,882	112,882
Unallocated	-	126	126	-	-	-
Total	$2,842	$15,396	$18,238	$10,678	$1,303,556	$1,314,234

Note 4. Federal Home Loan Bank Advances

During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings were all floating-rate advances with a current average cost of 1.54%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Other noninterest income and expenses

The following tables set forth the significant components of other noninterest income and other noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OTHER NONINTEREST INCOME
Trade finance income	$607	$657	$1,735	$1,650
Other customer related fees	287	298	708	665
Trust fees	-	81	53	247
Income from life insurance policies	288	290	860	850
(Loss) Gain on other real estate owned	(5)	(11)	-	17
Other income	350	54	1,327	888
Total other noninterest income	$1,527	$1,369	$4,683	$4,317

OTHER NONINTEREST EXPENSES
Advertising and marketing	$781	$816	$2,079	$2,500
Communications	430	392	1,314	1,302
Other expenses	2,942	3,074	7,609	7,643
Total other noninterest expenses	$4,153	$4,282	$11,002	$11,445

Note 8. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service Cost	$529	$494	$1,618	$1,632
Interest Cost	1,072	914	2,861	2,811
Expected return on plan assets	(881)	(721)	(2,424)	(2,299)
Amortization of prior service cost	16	17	48	50
Recognized actuarial loss	879	650	2,280	2,181
Net periodic benefit cost	$1,615	$1,354	$4,383	$4,375

The Company contributed $2.0 million to the defined benefit pension plan in 2011.

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

Note 10. Segment Reporting

The Company provides a broad range of financial products and services, including commercial loans, asset-based financing, mortgage warehouse lending, factoring and accounts receivable management services, trade financing, equipment leasing, commercial and residential mortgage lending and brokerage, and corporate and consumer deposit services. The Company’s primary source of earnings is net interest income, which represents the difference between interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The Company’s 2011 year-to-date average interest-earning assets were 59.2% loans (corporate lending was 75.2% and real estate lending was 21.7% of total loans, respectively) and 40.4% investment securities and money market investments. Approximately 67.9% of loans are to borrowers located in the New York metropolitan area. In order to comply with the segment reporting guidance under U.S. GAAP, the Company has determined that it has three reportable operating segments: corporate lending, real estate lending and company-wide treasury.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide certain information regarding the Company’s operating segments:

	Corporate Lending	Real Estate Lending	Company-wide Treasury	Totals
	(in thousands)
Three Months Ended September 30, 2011
Net interest income	$11,162	$5,287	$5,195	$21,644
Noninterest income	8,763	1,610	1,033	11,406
Depreciation and amortization	262	50	1	313
Segment income before income taxes	8,686	4,288	5,957	18,931
Segment assets	1,035,782	501,033	1,055,627	2,592,442

Three Months Ended September 30, 2010
Net interest income	$10,630	$4,824	$5,199	$20,653
Noninterest income	8,971	2,486	1,473	12,930
Depreciation and amortization	178	28	-	206
Segment income before income taxes	7,849	3,284	6,281	17,414
Segment assets	935,960	397,953	919,790	2,253,703

Nine Months Ended September 30, 2011
Net interest income	$31,273	$14,699	$15,569	$61,541
Noninterest income	24,658	5,400	3,510	33,568
Depreciation and amortization	654	98	3	755
Segment income before income taxes	21,290	11,707	18,289	51,286
Segment assets	1,035,782	501,033	1,055,627	2,592,442

Nine Months Ended September 30, 2010
Net interest income	$29,480	$13,364	$17,805	$60,649
Noninterest income	24,625	5,936	4,583	35,144
Depreciation and amortization	532	86	2	620
Segment income before income taxes	21,891	10,303	21,260	53,454
Segment assets	935,960	397,953	919,790	2,253,703

The following table sets forth reconciliations of net interest income, noninterest income, income before taxes, and assets of reportable operating segments to the Company’s consolidated total:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net interest income:
Total for reportable operating segments	$21,644	$20,653	$61,541	$60,649
Other [1]	228	222	677	659
Consolidated net interest income	$21,872	$20,875	$62,218	$61,308

Noninterest income:
Total for reportable operating segments	$11,406	$12,930	$33,568	$35,144
Other [1]	53	128	201	377
Consolidated noninterest income	$11,459	$13,058	$33,769	$35,521

Income before taxes:
Total for reportable operating segments	$18,931	$17,414	$51,286	$53,454
Other [1]	(12,370)	(21,234)	(33,968)	(49,353)
Consolidated income before income taxes	$6,561	$(3,820)	$17,318	$4,101

Assets:
Total for reportable operating segments	$2,592,442	$2,253,703	$2,592,442	$2,253,703
Other [1]	64,533	49,774	64,533	49,774
Consolidated assets	$2,656,975	$2,303,477	$2,656,975	$2,303,477

[1] Represents operations not considered to be a reportable segment and/or general operating expenses of the Company.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. Other Comprehensive (Loss) Income

Information related to the components of other comprehensive (loss) income included in accumulated other comprehensive loss is as follows with related tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Other Comprehensive (Loss) Income Unrealized holding (losses) gains on securities available for sale and other investments, arising the during the period:
Before tax	$(4,698)	$1,686	$(2,303)	$5,640
Tax effect	2,132	(765)	1,045	(2,559)
Net of tax	(2,566)	921	(1,258)	3,081

Reclassification adjustment for securities gains included in net income:
Before tax	(420)	(1,168)	(1,529)	(3,416)
Tax effect	191	530	694	1,550
Net of tax	(229)	(638)	(835)	(1,866)

Reclassification adjustment for amortization of prior service cost:
Before tax	16	17	48	50
Tax effect	(7)	(8)	(22)	(23)
Net of tax	9	9	26	27

Reclassification adjustment for amortization of net actuarial losses:
Before tax	892	650	2,317	2,181
Tax effect	(405)	(296)	(1,051)	(990)
Net of tax	487	354	1,266	1,191

Other comprehensive (loss) income	$(2,299)	$646	$(801)	$2,433

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

Publicly traded common and preferred stocks are valued by reference to the market closing price (last trade) on the measurement date (level 1 inputs). In the unlikely event that no trade occurred on the measurement date, reference would be made to an indicative bid or the last trade most proximate to the measurement date (1evel 2 inputs).

The following table summarizes financial assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no financial liabilities measured at fair value. There have been no transfers between level 1 and level 2 of the fair value hierarchy.

September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities	$-	$45,501	$-	$45,501
Agency notes	-	20,022	-	20,022
Total obligations of U.S. government corporations and government sponsored enterprises	-	65,523	-	65,523
Obligations of state and political institutions - New York Bank Qualified	-	22,736	-	22,736
Single-issuer, trust preferred securities	26,638	-	-	26,638
Corporate debt securities	-	204,073	-	204,073
Equity and other securities	5,117	-	-	5,117
Total marketable securities	$31,755	$292,332	$-	$324,087

Other investments	$10,047	$12,512	$-	$22,559

December 31, 2010
Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities	$-	$51,983	$-	$51,983
Agency notes	-	100,122	-	100,122
Total obligations of U.S. government corporations and government sponsored enterprises	-	152,105	-	152,105
Obligations of state and political institutions - New York Bank Qualified	-	40,044	-	40,044
Single-issuer, trust preferred securities	3,933	-	-	3,933
Corporate debt securities	-	189,058	-	189,058
Equity and other securities	4,940	-	-	4,940
Total marketable securities	$8,873	$381,207	$-	$390,080

Other investments	$11,838	$6,760	$-	$18,598

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

	September 30, 2011	December 31, 2010
Impaired loans
Commercial and industrial	$1,292	$1,344
Commercial real estate	2,011	2,024
Other real estate owned, net	1,929	182

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

Other real estate owned. Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Impaired loans at fair value had a recorded investment of $4.5 million, net of a specific allocation of the allowance for loan losses of $1.2 million, at September 30, 2011. Two of the impaired loans are commercial real estate loans and one is a commercial and industrial loan. The fair value of these loans is estimated using level 3 inputs. For the first nine months of 2011, the Company recognized no charge-offs in the allowance related to impaired loans.

Other real estate owned (comprised of foreclosed assets), which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1.9 million at September 30, 2011. Certain of these assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using level 2 inputs based on observable market data or level 3 inputs based on customized discount criteria. For the nine months ended September 30, 2011, the Company recognized $25 thousand of charge-offs in connection with the measurement and initial recognition of foreclosed assets; for the year ended December 31, 2010, the Company recognized $538 thousand. Other than foreclosed assets measured at fair value upon initial recognition, four properties were re-measured at fair value during the nine months ended September 30, 2011, resulting in a $108 thousand charge to noninterest expense; two properties were re-measured at fair value during the year ended December 31, 2010, resulting in a $233 thousand charge to noninterest expense.

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

Investment Securities
The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 36.

Loans, Net

The fair value of loans, net, which reprice within 90 days reflecting changes in the base rate approximate their carrying amount. For other loans held in portfolio, the fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and for similar maturities. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from banks	$32,418	$32,418	$26,824	$26,824
Interest-bearing deposits with other banks	186,632	186,632	40,503	40,503
Investment securities	777,812	792,701	789,315	790,533
Loans net	1,466,498	1,477,300	1,328,045	1,332,673
Customers’ liability under acceptances	122	122	-	-
Accrued interest receivable	8,640	8,640	8,280	8,280
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,201,299	1,201,299	1,132,497	1,132,497
Time deposits	846,496	848,572	615,267	617,096
Securities sold under agreements to repurchase	48,503	48,503	28,016	28,016
Federal funds purchased	-	-	15,000	15,000
Commercial paper	14,685	14,685	14,388	14,388
Other short-term borrowings	3,041	3,041	3,490	3,490
Acceptances outstanding	122	122	-	-
Accrued interest payable	1,081	1,081	1,314	1,314
Advances-FHLB and long-term borrowings	148,869	149,240	169,947	173,110

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 13. New Accounting Standards

Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivables, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. This guidance became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

ASU No. 2010-28, “Intangibles-Goodwill and Other (Topic 350 ) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of this guidance were effective for the Company beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles-Goodwill and Other,” so that entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed beginning after December 15, 2011, with early adoption permitted. The Company will adopt ASU 2011-08 effective with its annual period ending December 31, 2011 and such adoption is not expected to have a material impact on the Company’s financial statements.

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

For the nine months ended September 30, 2011, the bank’s average earning assets represented approximately 98.9% of the Company’s average earning assets. Loans represented 59.2% and investment securities represented 38.1% of the bank’s average earning assets for the first nine months of 2011.

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

Recent economic conditions during 2011, such as the continuing decrease in real estate values in the principal markets the Company serves and illiquid credit markets, have reduced demands for corporate and real estate lending. If these trends continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 67.9% of total loans at September 30, 2011, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown beginning on page 59. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown beginning on page 57.

Comparison of the Three Months Ended September 30, 2011 and 2010

The Company reported net income available to common shareholders for the three months ended September 30, 2011 of $4.4 million, representing $0.14 per share calculated on a diluted basis, compared to a loss of $3.3 million, or $0.12 per share calculated on a diluted basis, for the third quarter of 2010. The increase in net income available to common shareholders was primarily due to a $11.0 million decrease in the provision for loan losses, a $1.0 million increase in net interest income and a $0.7 million decrease in dividend and accretion on the preferred shares, resulting from the repurchase in the second quarter of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program. Those benefits were partially offset by a $1.6 million decrease in noninterest income and a $3.3 million increase in provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $22.7 million for the third quarter of 2011 compared to $21.6 million for the corresponding 2010 period. Net interest income benefitted from higher average loan and investment securities balances and lower cost of funding. Those benefits were partially offset by the impact of lower yields on loans and investment securities and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 3.81% for the third quarter of 2011 compared to 4.11% for the corresponding 2010 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $26.0 million for the third quarter of 2011, up $0.6 million from the corresponding 2010 period as the benefit of higher average balances more than offset the impact of lower yields. Total interest earning assets increased to $2.4 billion for the third quarter of 2011 compared to $2.1 billion in the prior year period. The tax-equivalent yield on interest-earning assets was 4.38% for the third quarter of 2011 compared to 4.86% for the corresponding 2010 period.

Interest earned on the loan portfolio increased to $19.1 million for the third quarter of 2011 from $18.3 million in the prior year period. Average loan balances amounted to $1,454.0 million for the third quarter of 2011, an increase of $139 million from an average of $1,314.8 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $2.0 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.37% for the third quarter of 2011 from 5.71% for the corresponding 2010 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $6.8 million for the third quarter of 2011 from $7.0 million in the corresponding 2010 period. Average outstandings increased to $867.2 million (36.2% of average earning assets) for the third quarter of 2011 from $783.9 million (36.9% of average earning assets) in the third quarter of 2010. The average yield on investment securities decreased to 3.14% for the third quarter of 2011 from 3.59% in the corresponding 2010 period. The increase in balances and the decrease in yields reflect the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods while taking advantage of the current uptick in long-term rates. The short-term part of the strategy was implemented through the sale of available for sale securities, principally mortgage-backed securities and selected obligations of states and political subdivisions, with longer-term average lives offset by the purchase of short-term corporate debt and obligations of U.S. government corporations and government sponsored enterprises. The long-term part of the strategy was implemented through the purchase of obligations of state and political subdivisions with maturities of approximately 15 years.

Total interest expense decreased by $0.5 million for the third quarter of 2011 from $3.8 million for the corresponding 2010 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings, partially offset by the impact of higher interest-bearing deposits.

Interest expense on deposits decreased to $2.2 million for the third quarter of 2011 from $2.3 million for the corresponding 2010 period, due to decreases in the cost of those funds, partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.62%, which was 19 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,417.5 million for the third quarter of 2011 compared to $1,125.3 million for the prior year period, reflecting the impact of the Company’s business development activities as well as funds received from CDARS and various listing services.

Interest expense on borrowings decreased to $1.1 million for the third quarter of 2011 from $1.5 million for the corresponding 2010 period, primarily due to lower cost of those funds, partially offset by the impact of the changes in mix. Average borrowings decreased to $231.5 million for the third quarter of 2011 from $316.8 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings are all floating-rate advances with a current average cost of 1.54%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided by ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration. The blended cost of borrowings decreased by 6 basis points to 1.87% from 1.93%.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 50), the provision for loan losses for the third quarter of 2011 was $3.0 million, compared to $14.0 million for the prior year period. Factors affecting the lower provision for the third quarter of 2011 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of September 30, 2011, the allowance for loan losses increased $1.3 million from $18.2 million at December 31, 2010, primarily due to an increase in the level of special mention and substandard loans partially offset by a lower level of nonaccrual loans, primarily in the equipment finance portfolio.

Noninterest Income

Noninterest income decreased to $11.5 million for the third quarter of 2011 from $13.1 million in the corresponding 2010 period. The decrease principally resulted from lower securities gains. Mortgage banking income decreased due to slightly greater volume of loans sold at higher yields and a change in the mix of products being sold. Securities gains declined and reflected a modification of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was replaced by the strategy that was described under Net Interest Income on page 44. The Company sold approximately $52.6 million of securities with a weighted average life of about 2.1 years. A significant portion of the proceeds was used to fund loan growth.

Noninterest Expense

Noninterest expenses were $23.8 million for the third quarter of 2011, virtually unchanged from the prior year period. Higher compensation expenses, reflecting the Company’s continued investment in the franchise, and professional fees were largely offset by reductions in occupancy and equipment costs and deposit insurance premiums.

Provision for Income Taxes

Reflecting an increase in pre-tax income of $10.4 million, the provision for income taxes for the third quarter of 2011 was $2.2 million, reflecting an effective tax rate of 33.4%, compared with a benefit for income taxes of $1.1 million for the third quarter of 2010, reflecting an effective tax rate of 30.0%. The increase in the effective tax rate was primarily due to higher level of pre-tax income in the 2011 period compared to 2010 period.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The Company reported net income available to common shareholders for the nine months ended September 30, 2011 of $10.2 million, representing $0.35 per share calculated on a diluted basis, compared to $0.9 million, or $0.04 per share calculated on a diluted basis, for the prior year period. The increase in net income available to common shareholders was primarily due to a $16.5 million decrease in the provision for loan losses and a $0.9 million increase in net interest income, partially offset by a $2.4 million increase in noninterest expenses, a $3.8 million increase in the provision for income taxes and a $0.1 million increase in dividends and accretion on the preferred shares, the result of the repurchase in the second quarter of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $64.8 million for the first nine months of 2011 compared to $63.1 million for the corresponding 2010 period. Net interest income benefitted from higher average loan and investment securities balances and lower cost of funding. Those benefits were partially offset by the impact of lower yields on loans and investment securities and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 3.90% for the first nine months of 2011 compared to 4.26% for the corresponding 2010 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $74.6 million for the first nine months of 2011, down $0.4 million from the corresponding 2010 period as the benefit of higher average balances was more than offset by lower yields. Total interest-earning assets increased to $2,272.0 million for the first nine months of 2011 compared to $2,040.0 million in the prior year period. The tax-equivalent yield on interest-earning assets was 4.49% for the first nine months of 2011 compared to 5.07% for the corresponding 2010 period.

Interest earned on the loan portfolio increased to $53.8 million for the first nine months of 2011 from $51.9 million in the prior year period. Average loan balances amounted to $1,344.9 million for the first nine months of 2011, an increase of $112.9 million from an average of $1,232.0 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $5.2 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.59% for the first nine months of 2011 from 5.96% for the corresponding 2010 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $20.5 million for the first nine months of 2011 from $22.8 million in the corresponding 2010 period. Average outstandings increased to $865.1 million (38.1% of average earning assets) for the first nine months of 2011 from $772.4 million (37.9% of average earning assets) in the first nine months of 2010. The average yield on investment securities decreased to 3.16% for the first nine months of 2011 from 3.93% in the 2010 period. The increase in balances and the decrease in yields reflect the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods while taking advantage of the current uptick in long-term rates. The short-term part of the strategy was implemented through the sale of available for sale securities, principally mortgage-backed securities and selected obligations of states and political subdivisions, with longer term average lives offset by the purchase of short-term corporate debt and obligations of U.S. government corporations and government sponsored enterprises. The long-term part of the strategy was implemented through the purchase of obligations of state and political subdivisions with maturities of approximately 15 years.

Total interest expense decreased by $2.1 million for the first nine months of 2011 from $11.9 million for the corresponding 2010 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings, partially offset by the impact of higher interest-bearing deposits.

Interest expense on deposits decreased to $6.4 million for the first nine months of 2011 from $7.4 million for the 2010 period, due to decreases in the cost of those funds, partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.65%, which was 24 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from CDARS and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,299.6 million for the first nine months of 2011 compared to $1,107.7 million for the prior year period, reflecting the impact of the Company’s business development activities as well as the purchase of funds received from CDARS and various listing services.

Interest expense on borrowings decreased to $3.5 million for the first nine months of 2011 from $4.5 million for the corresponding 2010 period, primarily due to lower cost of those funds partially offset by the impact of the changes in mix. Average borrowings decreased to $238.1 million for the first nine months of 2011 from $278.3 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings are all floating-rate advances with a current average cost of 1.54%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided by ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration. The blended cost of borrowings decreased by 21 basis points to 1.95% from 2.16%.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 50), the provision for loan losses for the first nine months of 2011 was $9.0 million, compared to $25.5 million for the prior year period. Factors affecting the lower provision for the first nine months of 2011 included current economic conditions during the first nine months of 2011 and a lower level of net charge-offs.

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

As of September 30, 2011, the allowance for loan losses increased $1.3 million from $18.2 million at December 31, 2010, primarily due to an increase in the level of special mention and substandard loans partially offset by a lower level of nonaccrual loans, primarily in the equipment finance portfolio.

Noninterest Income
Noninterest income decreased to $33.8 million for the first nine months of 2011 from $35.5 million in the corresponding 2010 period. The decrease principally resulted from lower securities gains and deposit service charges partially offset by increased accounts receivable management/factoring commissions and other fees. Securities gains declined and reflected a modification of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was replaced by the strategy that was described under Net Interest Income on page 46. The Company sold approximately $133.6 million of securities with a weighted average life of about 2.9 years. The proceeds were used to fund loan growth or were reinvested in obligations of state and political subdivisions and U.S. government agencies with maturities of approximately 18 years and 5 years, respectively, and in short-term corporate securities. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of increased volumes at our factoring unit and billings by clients providing temporary staffing also contributed to the improved level of fee income.

Noninterest Expenses
Noninterest expenses were $69.7 million for the first nine months of 2011 compared to $67.2 million for the prior year period. The increase was principally due to higher personnel and occupancy costs reflecting the Company’s continued investment in the franchise. Partially offsetting those increases were reductions in deposit insurance, professional fees and advertising and marketing costs.

Provision for Income Taxes
The provision for income taxes for the first nine months of 2011 increased to $5.1 million, reflecting an effective tax rate of 29.2%, compared with $1.2 million in the corresponding 2010 period, reflecting an effective tax rate of 30.0%. The increase in provision was primarily due to the higher level of pre-tax income in the 2011 period. The decrease in the effective tax rate was primarily related to the higher proportions of tax-exempt income achieved in 2011 compared to the corresponding 2010 period, partially offset by the impact of a higher level of pre-tax income.

BALANCE SHEET ANALYSIS

Securities
At September 30, 2011, the Company’s portfolio of securities totaled $777.8 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $383.5 million, which is approximately 49.3% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $15.1 million and $0.2 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is interest rate-related and therefore temporary. Available for sale securities included gross unrealized gains of $2.3 million and gross unrealized losses of $6.1 million. As of September 30, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table on page 9 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In connection with an asset-liability management strategy described under Net Interest Income on page 44, during the third quarter 2011 the Company sold approximately $52.6 million of securities with a weighted average life of about 2.1 years. A significant portion of the proceeds was used to fund loan growth.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

September 30, 2011	Weighted Average Life		Weighted Average Yield
	AFS	HTM	AFS	HTM
Residential mortgage-backed securities	4.4 Years	3.6 Years	2.59%	4.50%
Agency notes (with original call dates ranging between 3 and 36 months)	0.1 Years	1.9 Years	2.05%	1.38%
Corporate debt securities	1.5 Years	-	2.40%	-%
Obligations of state and political subdivisions – New York Bank Qualified	5.6 Years	7.0 Years	5.67%[1]	5.86%[1]

[1]	tax equivalent

The following table sets forth the composition of the Company’s investment securities by type, with related values:

	September 30, 2011		December 31, 2010
	Balances	% of Total	Balances	% of Total

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$4,700	0.60%	$7,504	0.95%
CMOs (Federal Home Loan Mortgage Corporation)	37,035	4.76	47,422	6.01
CMOs (Government National Mortgage Association)	6,097	0.78	7,290	0.92
Federal National Mortgage Association	63,271	8.14	78,822	9.98
Federal Home Loan Mortgage Corporation	27,958	3.59	40,628	5.15
Government National Mortgage Association	4,425	0.57	5,052	0.64
Total residential mortgage-backed securities	143,486	18.44	186,718	23.65

Agency notes
Federal National Mortgage Association	89,983	11.57	115,133	14.59
Federal Home Loan Bank	70,006	9.00	24,932	3.16
Federal Home Loan Mortgage Corporation	80,008	10.29	92,479	11.72
Federal Farm Credit Bank	-	-	15,109	1.91
Total obligations of U.S. government corporations and government sponsored enterprises	383,483	49.30	434,371	55.03
Obligations of state and political institutions-New York Bank Qualified	158,501	20.38	157,013	19.89
Single-issuer, trust preferred securities	26,638	3.42	3,933	0.50
Corporate debt securities	204,073	26.24	189,058	23.95
Other securities	5,117	0.66	4,940	0.63
Total	$777,812	100.00%	$789,315	100.00%

Loan Portfolio

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. Approximately 67.9% of loans are to borrowers located in the New York metropolitan area.

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 57.1% of all loans. Loans in this category are typically made to small- and medium-sized businesses, primarily located in the New York metropolitan area, and range between $250 thousand and $15 million. The Company’s real estate mortgage portfolio, which represents approximately 18.5% of all loans, is comprised of mortgages secured by real property located principally in the New York metropolitan area. The Company’s leasing portfolio, which consists of finance leases, to lessees primarily located in the New York metropolitan area for various types of business equipment, represents approximately 10.1% of all loans. Primarily as the result of the Company’s new mortgage warehouse lending product, loans to nondepository financial institutions, primarily located in the New York metropolitan area, represent 12.8% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30,
	2011		2010
	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$640,189	43.08%	$658,649	49.52%
Lease financing receivables	149,312	10.05	150,913	11.34
Factored receivables	207,647	13.97	186,206	14.00
Real estate—residential mortgage
Portfolio	156,295	10.52	129,072	9.70
Held for sale	22,874	1.54	34,046	2.56
Real estate—commercial mortgage	95,408	6.42	96,022	7.22
Real estate—construction and land development	13,633	0.92	25,092	1.89
Loans to individuals	10,799	0.72	12,401	0.93
Loans to depository institutions	85	0.01	-	-
Loans to nondepository financial institutions	189,803	12.77	37,811	2.84

Loans, net of unearned discounts	$1,486,045	100.00%	$1,330,212	100.00%

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

While economic conditions continued to improve during the first nine months of 2011, the pace of the recovery slowed in the latter months of the period. In addition, the improvement has not been consistent across sectors of the economy or all regions of the country. Nonaccrual loans decreased by $1.0 million at September 30, 2011 compared to December 31, 2010, primarily reflecting a $0.3 million decrease in nonaccrual commercial and industrial loans and a $0.6 million decrease in nonaccrual equipment financing receivables. Net charge-offs for the first nine months of 2011 were $7.7 million, compared to $26.7 million for the corresponding 2010 period, reflecting lower net charge-offs of $4.3 million in commercial and industrial loans, of $14.7 million in equipment financing receivables, of $0.3 in factored receivables and of $0.1 in commercial mortgage, partially offset by higher net charge-offs of $0.5 in residential real estate. Nevertheless, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	September 30,
	2011	2010
Gross loans	$1,504,996	$1,350,531
Nonaccrual loans
Commercial and industrial	$668	$1,093
Lease financing receivables	270	820
Factored receivables	-	-
Real estate-residential mortgage	1,560	1,232
Real estate-commercial mortgage	3,124	3,125
Real estate-construction and land development	-	-
Loans to individuals	5	-

Total nonaccrual loans	5,627	6,270

Other real estate owned	1,929	744
Total non-performing assets	$7,556	$7,014

Loans past due 90 days or more and still accruing	$432	$3,162

At September 30, 2011, commercial and industrial nonaccruals represented 0.10% of commercial and industrial loans. There were 3 loans made to small business borrowers located in New York State with balances ranging between approximately $61 thousand and $498 thousand.

At September 30, 2011, lease financing nonaccruals represented 0.16% of lease financing receivables. The lessees of the equipment are located in 7 states. There were 9 leases ranging between approximately $3 thousand and $73 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged-off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At September 30, 2011, residential real estate nonaccruals represented 1.00% of residential real estate loans held in portfolio. There were 11 loans ranging between approximately $4 thousand and $315 thousand secured by properties located in 3 states.

At September 30, 2011 commercial real estate nonaccruals represented 3.27% of commercial mortgage real estate loans. There were 2 loans for $745 thousand and $2.4 million, respectively, secured by properties located in New York State.

At September 30, 2011, other real estate owned consisted of 6 properties with values of approximately $100 thousand to $555 thousand located in 3 states.

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

At September 30, 2011, the ratio of the allowance to loans held in portfolio, net unearned discounts, was 1.34% and the allowance was $19.5 million. Loans 90 days past due and still accruing amounted to $432 thousand. At such date, the Company’s nonaccrual loans amounted to $5.6 million; $4.5 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totalling $1.2 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgement as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of September 30, 2011. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses different from the provision taken in the first nine months of 2011. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- at September 30, 2011 and 2010, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Average loans held in portfolio, net of unearned discounts, during period	$1,425,685	$1,271,495	$1,319,054	$1,199,952

Allowance for loan losses:
Balance at beginning of period	$18,535	$20,512	$18,238	$19,872

Charge-offs:
Commercial and industrial	632	4,065	1,520	5,988
Lease financing receivables	1,175	11,379	7,280	20,427
Factored receivables	70	381	238	620
Real estate - residential mortgage	477	136	935	234
Real estate - commercial mortgage	-	-	-	129
Real estate - construction and land development	-	-	-	-
Loans to individuals	-	155	-	218
Total charge-offs	2,354	16,116	9,973	27,616

Recoveries:
Commercial and industrial	47	67	77	287
Lease financing receivables	298	170	1,994	453
Factored receivables	40	18	72	194
Real estate - residential mortgage	1	-	164	-
Real estate - commercial mortgage	-	-	-	-
Real estate - construction and land development	-	-	-	-
Loans to individuals	-	-	-	-
Total recoveries	386	255	2,307	934

Subtract:
Net charge-offs	1,968	15,861	7,666	26,682

Provision for loan losses	3,000	14,000	9,000	25,500

Less losses on transfers to other real estate owned	20	499	25	538

Balance at end of period	$19,547	$18,152	$19,547	$18,152

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.55%	4.99%	0.77%	2.96%

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

	September 30, 2011		December 31, 2010
	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$7,757	43.75%	$7,454	47.04%
Loans to depository institutions	-	0.01	46	1.17
Loans to nondepository financial institutions	759	12.97	564	8.59
Equipment financing receivables	3,462	10.21	3,423	10.97
Factored receivables	1,723	14.19	1,424	12.31
Real estate - residential mortgage	3,130	10.68	2,497	9.72
Real estate - commercial mortgage	2,310	6.52	2,275	7.38
Real estate - construction and land development	171	0.93	310	1.95
Loans to individuals	102	0.74	119	0.87
Unallocated	133	-	126	-
Total	$19,547	100.00%	$18,238	100.00%

As of September 30, 2011, the allowance for loan losses increased $1.3 million from$18.2 million at December 31, 2010, primarily due to an increase in the allowance allocated to real estate residential mortgage ($0.6 million), commercial and industrial($0.3 million), factored receivables ($0.3 million) and loans to nondepository financial institutions ($0.2 million), partially offset by a reduction in the allowance allocated to construction and land development ($0.1 million). The allowance allocated to real estate residential mortgage increased due to higher loan balances.

Deposits
A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally, certificates of deposit).

The following table provides certain information with respect to the Company’s deposits:

	September 30,
	2011		2010
	Balances	% of Total	Balances	% of Total
Domestic
Demand	$594,250	29.02%	$539,633	32.79%
NOW	203,560	9.94	193,364	11.75
Savings	18,114	0.88	19,566	1.19
Money Market	385,375	18.82	342,332	20.80
Time deposits	846,496	41.34	550,718	33.47
Total domestic deposits	2,047,795	100.00	1,645,613	100.00

Foreign
Time deposits	-	-	-	-
Total deposits	$2,047,795	100.00%	$1,645,613	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented beginning on page 57.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 61. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At September 30, 2011, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended September 30,
(Unaudited)

	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other banks	$66,961	$35	0.21%	$14,180	$10	0.27%

Investment Securities
Available for sale - taxable	371,174	2,364	2.55	449,055	2,767	2.46
Held to maturity - taxable	337,634	1,978	2.34	198,280	2,172	4.38
Tax-exempt [2]	158,417	2,471	6.24	136,533	2,102	6.16
Total investment securities	867,225	6,813	3.14	783,868	7,041	3.59
FRB and FHLB stock [2]	8,714	75	3.44	8,810	113	5.16
Loans, net of unearned discounts [3]	1,454,029	19,121	5.37	1,314,846	18,275	5.71
TOTAL INTEREST-EARNING ASSETS	2,396,929	26,044	4.38%	2,121,704	25,439	4.86%
Cash and due from banks	38,558			34,635
Allowance for loan losses	(19,798)			(22,735)
Goodwill	22,901			22,901
Other assets	158,255			137,699
TOTAL ASSETS	$2,596,845			$2,294,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$17,497	2	0.05%	$18,505	2	0.05%
NOW	223,566	117	0.21	183,780	67	0.14
Money market	377,777	633	0.67	342,615	677	0.78
Time	798,705	1,470	0.73	580,328	1,545	1.06
Foreign
Time	-	-	-	117	-	1.10
Total interest-bearing deposits	1,417,545	2,222	0.62	1,125,345	2,291	0.81
Borrowings
Securities sold under agreements to repurchase - customers	40,340	45	0.44	41,880	49	0.46
Securities sold under agreements to repurchase - dealers	5,002	16	1.30	13,093	23	0.68
Federal funds purchased	13,912	5	0.13	73,533	44	0.23
Commercial paper	14,521	11	0.29	14,424	12	0.30
Short-term borrowings - other	4,195	2	0.10	16,239	14	0.35
Advances - FHLB	127,782	483	1.50	131,823	871	2.62
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38
Total borrowings	231,526	1,085	1.87	316,766	1,536	1.93
TOTAL INTEREST-BEARING LIABILITIES	1,649,071	3,307	0.80%	1,442,111	3,827	1.05%
Noninterest-bearing deposits	582,042			478,474
Total including noninterest-bearing demand deposits	2,231,113	3,307	0.59%	1,920,585	3,827	0.79%
Other liabilities	146,262			144,843
Total liabilities	2,377,375			2,065,428
Shareholders’ equity	219,470			228,776
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,596,845			$2,294,204
Net interest income/spread		22,737	3.58%		21,612	3.81%
Net yield on interest-earning assets (margin)			3.81%			4.11%
Less: Tax equivalent adjustment		865			737
Net interest income		$21,872			$20,875

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Nine Months Ended September 30,
(Unaudited)

	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other banks	$53,070	$92	0.23%	$27,243	$53	0.26%
Investment Securities
Available for sale - taxable	374,278	6,839	2.44	405,340	8,670	2.85
Held to maturity - taxable	333,710	6,335	2.53	253,926	8,874	4.66
Tax-exempt [2]	157,144	7,323	6.21	113,168	5,220	6.15
Total investment securities	865,132	20,497	3.16	772,434	22,764	3.93
FRB and FHLB stock [2]	8,862	243	3.66	8,363	299	4.77
Loans, net of unearned discounts [3]	1,344,935	53,776	5.59	1,231,970	51,907	5.96
TOTAL INTEREST-EARNING ASSETS	2,271,999	74,608	4.49%	2,040,010	75,023	5.07%
Cash and due from banks	37,998			35,408
Allowance for loan losses	(19,648)			(22,334)
Goodwill	22,901			22,901
Other assets	151,262			132,450
TOTAL ASSETS	$2,464,512			$2,208,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,450	7	0.05%	$18,324	9	0.06%
NOW	212,857	289	0.18	212,012	398	0.25
Money market	359,415	1,856	0.69	334,819	2,129	0.85
Time	708,919	4,212	0.79	542,156	4,854	1.20
Foreign
Time	-	-	-	423	3	1.09
Total interest-bearing deposits	1,299,641	6,364	0.65	1,107,734	7,393	0.89

Borrowings
Securities sold under agreements to repurchase - customers	42,096	145	0.46	49,046	175	0.48
Securities sold under agreements to repurchase - dealers	5,249	49	1.24	5,827	28	0.63
Federal funds purchased	14,608	14	0.13	40,321	67	0.22
Commercial paper	14,762	33	0.30	14,604	34	0.31
Short-term borrowings - other	3,794	3	0.08	14,054	27	0.26
Advances - FHLB	131,816	1,647	1.67	128,628	2,591	2.69
Long-term borrowings - sub debt	25,774	1,570	8.38	25,774	1,570	8.38
Total borrowings	238,099	3,461	1.95	278,254	4,492	2.16
TOTAL INTEREST-BEARING LIABILITIES	1,537,740	9,825	0.85%	1,385,988	11,885	1.15%
Noninterest-bearing deposits	558,059			471,081
Total including noninterest-bearing demand deposits	2,095,799	9,825	0.63%	1,857,069	11,885	0.86%
Other liabilities	141,840			142,113
Total liabilities	2,237,639			1,999,182
Shareholders’ equity	226,873			209,253
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,464,512			$2,208,435
Net interest income/spread		64,783	3.64%		63,138	3.92%
Net yield on interest-earning assets (margin)			3.90%			4.26%
Less: Tax equivalent adjustment		2,565			1,830
Net interest income		$62,218			$61,308

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended September 30, 2011 to September 30, 2010

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$27	$(2)	$25

Investment Securities
Available for sale - taxable	(501)	98	(403)
Held to maturity - taxable	1,110	(1,304)	(194)
Tax-exempt [2]	341	28	369
Total investment securities	950	(1,178)	(228)

FRB and FHLB stock	(1)	(37)	(38)

Loans, net of unearned discounts [3]	1,984	(1,138)	846

TOTAL INTEREST INCOME	$2,960	$(2,355)	$605

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$-	$-	$-
NOW	15	35	50
Money market	61	(105)	(44)
Time	487	(562)	(75)
Foreign
Time	-	-	-
Total interest-bearing deposits	563	(632)	(69)

Borrowings
Securities sold under agreements to repurchase - customers	(2)	(2)	(4)
Securities sold under agreements to repurchase - dealers	(19)	12	(7)
Federal funds purchased	(25)	(14)	(39)
Commercial paper	(1)	-	(1)
Short-term borrowings - other	(6)	(6)	(12)
Advances - FHLB	(26)	(362)	(388)
Long-term borrowings - sub debt	-	-	-
Total borrowings	(79)	(372)	(451)

TOTAL INTEREST EXPENSE	$484	$(1,004)	$(520)

NET INTEREST INCOME	$2,476	$(1,351)	$1,125

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Nine Months Ended September 30, 2011 to September 30, 2010

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$46	$(7)	$39

Investment Securities
Available for sale - taxable	(636)	(1,195)	(1,831)
Held to maturity - taxable	2,262	(4,801)	(2,539)
Tax-exempt [2]	2,051	52	2,103
Total investment securities	3,677	(5,944)	(2,267)

FRB and FHLB stock	17	(73)	(56)

Loans, net of unearned discounts [3]	5,180	(3,311)	1,869

TOTAL INTEREST INCOME	$8,920	$(9,335)	$(415)

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$-	$(2)	$(2)
NOW	2	(111)	(109)
Money market	148	(421)	(273)
Time	1,272	(1,914)	(642)
Foreign
Time	(3)	-	(3)
Total interest-bearing deposits	1,419	(2,448)	(1,029)

Borrowings
Securities sold under agreements to repurchase - customers	(23)	(7)	(30)
Securities sold under agreements to repurchase - dealers	(3)	24	21
Federal funds purchased	(32)	(21)	(53)
Commercial paper	-	(1)	(1)
Short-term borrowings - other	(12)	(12)	(24)
Advances - FHLB	62	(1,006)	(944)
Long-term borrowings - sub debt	-	-	-
Total borrowings	(8)	(1,023)	(1,031)

TOTAL INTEREST EXPENSE	$1,411	$(3,471)	$(2,060)

NET INTEREST INCOME	$7,509	$(5,864)	$1,645

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for foreign time deposits has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized
As of September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
The Company	$253,512	13.18%	$153,918	8.00%	$192,398	10.00%
The bank	228,074	12.09	150,864	8.00	188,581	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	233,643	12.14	76,959	4.00	115,439	6.00
The bank	208,205	11.04	75,432	4.00	113,148	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	233,643	9.08	102,955	4.00	128,694	5.00
The bank	208,205	8.19	101,697	4.00	127,121	5.00

As of December 31, 2010
Total Capital (to Risk-Weighted Assets):
The Company	$255,022	14.68%	$138,982	8.00%	$173,728	10.00%
The bank	211,737	12.32	137,516	8.00	171,895	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	236,477	13.61	69,491	4.00	104,237	6.00
The bank	193,192	11.24	68,758	4.00	103,137	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	236,477	10.15	93,152	4.00	116,440	5.00
The bank	193,192	8.39	92,070	4.00	115,087	5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. For the three months ended in September 30, 2011, the Company did not hold any instrument entered into for trading purposes.

The Company takes a coordinated approach to the management of its liquidity, capital and interest rate risk. This risk management process is governed by policies and limits established by senior management, which are reviewed and approved by the Asset/Liability Committee. This committee, which is comprised of members of senior management, meets to review, among other things, economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and financial instruments.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at September 30, 2011, presented on page 65, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of September 30, 2011, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2010, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.4% ($3.7 million) and a 6.8% ($7.2 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.9% ($1.0 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2010 was considered to be remote given then-current interest rate levels. As of September 30, 2011, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.4% ($1.6 million) and a 4.3% ($5.1 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.7% ($0.8 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2011 was considered to be remote given then-current interest rate levels.

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

At September 30, 2011, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $15.7 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $49.3 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2011:

	Payments Due by Period
Contractual obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$148,869	$21,461	$1,634	$100,000	$25,774
Operating Leases	46,071	4,486	9,208	8,665	23,712
Total Contractual Cash Obligations	$194,940	$25,947	$10,842	$108,665	$49,486

(1) Based on contractual maturity dates.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2011:

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$34,135	$34,135	$-	$-	$-
Commercial Loans	24,571	12,828	11,743	-	-
Total Loans	58,706	46,963	11,743	-	-
Standby Letters of Credit	28,078	24,328	3,750	-	-
Other Commercial Commitments	65,472	63,741	722	-	1,009

Total Commercial Commitments	$152,256	$135,032	$16,215	$-	$1,009

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total
ASSETS
Interest-bearing deposits with other banks	$186,632	$-	$-	$-	$-	$-	$186,632
Investment securities	83,398	211,578	187,396	23,837	271,603	-	777,812
Commercial and industrial loans	483,265	76,504	80,735	2,029	-	(2,344)	640,189
Lease financing receivables	594	10,899	76,767	77,246	-	(16,194)	149,312
Factored receivables	208,060	-	-	-	-	(413)	207,647
Real estate-residential mortgage	7,686	48,887	39,138	32,413	51,045	-	179,169
Real estate-commercial mortgage	6,919	31,287	44,120	13,082	-	-	95,408
Real estate-construction and land development	-	13,051	582	-	-	-	13,633
Loans to individuals	8,473	1,266	1,060	-	-	-	10,799
Loans to nondepository financial institutions	143,085	15,500	31,155	-	63	-	189,803
Loans to depository institutions	85	-	-	-	-	-	85
Noninterest-earning assets & allowance for loan losses	-	-	-	-	-	206,486	206,486
Total Assets	1,128,197	408,972	460,953	148,607	322,711	187,535	2,656,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	-	-	18,114	-	-	-	18,114
NOW [1]	-	-	203,560	-	-	-	203,560
Money market [1]	267,745	-	117,630	-	-	-	385,375
Time	350,916	431,281	64,299	-	-	-	846,496
Securities sold under agreement to repurchase - customers	43,503	-	-	-	-	-	43,503
Securities sold under agreement to repurchase - dealers	-	5,000	-	-	-	-	5,000
Commercial paper	14,170	515	-	-	-	-	14,685
Short-term borrowings - other	3,041	-	-	-	-	-	3,041
Advances - FHLB	100,000	20,000	3,095	-	-	-	123,095
Long-term borrowings - subordinated debentures	-	-	-	-	25,774	-	25,774
Noninterest-bearing liabilities & shareholders’ equity	-	-	-	-	-	988,332	988,332

Total Liabilities and Shareholders’ Equity	779,375	456,796	406,698	-	25,774	988,332	2,656,975

Net Interest Rate Sensitivity Gap	$348,822	$(47,824)	$54,255	$148,607	$296,937	$(800,797)	$-

Cumulative Gap September 30, 2011	$348,822	$300,998	$355,253	$503,860	$800,797	$-	$-

Cumulative Gap September 30, 2010 [2]	$224,068	$310,419	$410,007	$499,817	$754,460	$-	$-

Cumulative Gap December 31, 2010 [2]	$377,384	$308,139	$289,256	$468,057	$786,799	$-	$-

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the third quarter of 2011. At September 30, 2011, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

(iii)	By-Laws as in effect on November 15, 2007 (Filed as Exhibit 3(ii) (A) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

11.	Statement Re: Computation of Per Share Earnings.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Label Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101DEF*	XBRL Taxonomy Definition Linkbase.

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

STERLING BANCORP
(Registrant)

Date:	November 4, 2011	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman and Chief Executive Officer

Date:	November 4, 2011	/s/ John W. Tietjen
John W. Tietjen
Executive Vice President and
Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation Of Per Share Earnings	70

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	71

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	72

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	73

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	74

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.