Form 10-K
period 2011-12-31
STERLING BANCORP
filed 2012-03-09
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011	Commission File No. 1-5273-1

STERLING BANCORP
(Exact name of Registrant as specified in its charter)
New York	13-2565216
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)
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

Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On June 30, 2011, the aggregate market value of the common equity held by non-affiliates of the Registrant was $279,253,917.

The Registrant has one class of common shares, of which 30,924,832 shares were outstanding at February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Sterling Bancorp’s definitive Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by ITEM 1A. RISK FACTORS on pages 15–26 and the section captioned “FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS” on page 30 and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp (the “parent company” or the “Registrant”) is a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), which was organized in 1966. Sterling Bancorp and its subsidiaries derive substantially all of their revenue and income from providing banking and related financial services and products to customers primarily in New York, New Jersey and Connecticut (the “New York metropolitan area”). Throughout this report, the terms the “Company” or “Sterling” refer to Sterling Bancorp and its consolidated subsidiaries, while the terms the “parent company” or the “Registrant” refer to Sterling Bancorp but not its subsidiaries. The Company has operations in the New York metropolitan area and conducts business throughout the United States.

The parent company owns, directly or indirectly, all of the outstanding shares of Sterling National Bank (the “bank”), its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation and Sterling Bancorp Trust I (the “trust”). Sterling National Mortgage Company, Inc. (“SNMC”), Sterling Factors Corporation (“Factors”), Sterling Trade Services, Inc. (“Trade Services”), Sterling Resource Funding Corp. (“Resource Funding”) and Sterling Real Estate Holding Company, Inc. are wholly-owned subsidiaries of the bank. The operations of SNMC, Factors and Resource Funding were merged into the bank as of July 1, 2011, October 1, 2011 and January 1, 2012, respectively. These actions were taken to simplify marketing and business development efforts, present a unified service offering to customers and streamline organizational structure. Also, as of January 26, 2012, business activities of Trade Services ceased and the subsidiary was liquidated and its activities were consolidated into the bank.

Although Sterling Bancorp is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Sterling Bancorp are generally required to act as a source of financial strength for their subsidiary banks. The principal source of Sterling Bancorp’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which these subsidiaries can pay dividends or otherwise supply funds to Sterling Bancorp. See the section captioned “SUPERVISION AND REGULATION” for further discussion of these matters.

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

During the latter half of 2011, the Company combined its operating segments into one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. For example, lending is dependent upon the ability of the bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. The Company derives a substantial portion of its revenue and income from providing banking and related financial services and products to customers located primarily in the New York metropolitan area. The financial information in this report reflects the single segment through which the Company conducts its business.

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

The bank provides a broad range of banking and financial products and services, including business and consumer lending, asset-based financing, residential mortgage warehouse funding, factoring/accounts receivable management services, equipment financing, commercial and residential mortgage lending and brokerage, deposit services, and trade financing.

For the year ended December 31, 2011, the bank’s average earning assets represented approximately 98.9% of the Company’s average earning assets. Loans represented 59.8% and investment securities represented 35.7% of the bank’s average earning assets in 2011.

Commercial Lending, Asset-Based Financing, Residential Mortgage Warehouse Funding, and Factoring/Accounts Receivable Management. The bank provides loans to small and medium-sized businesses. The businesses are diversified across industries, including commercial, industrial and financial companies, and government and non-profit entities. Loans generally range in size up to $20 million and can be tailored to meet customers’ specific long- and short-term needs, and include secured and unsecured lines of credit, business installment loans, business lines of credit, and debtor-in-possession financing. Loans are often collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets.

The bank provides financing and human resource business process outsourcing support services, exclusively for the temporary staffing industry. The bank provides full back-office, computer, tax and accounting services, as well as financing, to independently-owned staffing companies located throughout the United States. The average contract term is 18 months for approximately 200 staffing companies.

The bank offers residential mortgage warehouse funding services to mortgage bankers. Such funding consists of a line of credit (a “warehouse line”) used by the mortgage banker as a form of temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which period typically lasts from 15 to 30 days. The bank provides warehouse lines in amounts ranging from $5 million to $20 million to an approved client base, which as of December 31, 2011, consisted of approximately 15 mortgage bankers operating nationally. The warehouse lines are secured by high quality first mortgage loans, which include conventional FannieMae and FreddieMac, jumbo and FHA loans.

The bank provides accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate for the bookkeeping and collection services provided and, if applicable, its credit review of the client’s customer and assumption of customer credit risk. When the bank “factors” (i.e., purchases) an account receivable from a client, it records the receivable as an asset (included in “Loans held in portfolio, net of unearned discounts”), records a liability for the funds due to the client (included in “noninterest-bearing demand deposits”) and credits to noninterest income the nonrefundable factoring fee (included in “Accounts receivable management/factoring commissions and other fees”). The bank also may advance funds to its client prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees) and normally satisfying such advances by the collection of receivables. The accounts receivable factored are primarily for clients engaged in the apparel and textile industries.

As of December 31, 2011, the outstanding loan balance (net of unearned discounts) for commercial and industrial lending, asset-based financing, residential mortgage warehouse funding and factored receivables was $1,042.5 million, representing approximately 68.5% of the bank’s total loan portfolio.

There are no industry concentrations in the commercial and industrial loan portfolio that exceed 10% of gross loans. Approximately 68% of the bank’s loans are to borrowers located in the New York metropolitan area. The bank has no foreign loans.

Equipment Financing. The bank offers equipment financing services in the New York metropolitan area and across the United States through direct leasing programs, third-party sources and vendor programs. The bank finances full payout leases for various types of business equipment, written on a recourse basis—with personal guarantees of the principals, with terms generally ranging from 24 to 60 months. At December 31, 2011, the outstanding balance (net of unearned discounts) for equipment financing receivables was $150.8 million, with a remaining average term of 35 months, representing approximately 9.9% of the bank’s total loan portfolio.

Residential and Commercial Mortgages. The bank’s real estate loan portfolio consists of real estate loans on one-to-four family residential properties, multi-family residential properties and nonresidential commercial properties. The residential mortgage banking and brokerage business is conducted through offices located principally in New York. Residential mortgage loans, substantially all of which are for single-family residences, are focused on conforming credit, government insured FHA and other high-quality loan products and are originated primarily in the New York metropolitan area, Virginia and other mid-Atlantic states, almost all of these for resale. In addition, the Company retains in portfolio fixed and floating rate residential mortgage loans, primarily on properties located in the New York metropolitan area, which were originated by its mortgage banking subsidiary. Commercial real estate lending, including financing on multi-family residential properties and nonresidential commercial properties, is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos. At December 31, 2011, the outstanding loan balance for real estate mortgage loans was $299.4 million, representing approximately 19.7% of the bank’s total loans outstanding.

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

Foreign activities of the Company are not considered to be material with predominantly all revenues and assets attributable to customers located in the United States. As of December 31, 2011, there were no loans to or deposits from customers located outside the United States.

The composition of total revenues (interest income and non-interest income) of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,	2011	2010	2009
Interest and fees on loans	52%	49%	48%
Interest and dividends on investment securities	16	18	22
Noninterest income	31	33	29
Other	1	—	1
	100%	100%	100%

At December 31, 2011, the Company had 515 full-time equivalent employees, consisting of 240 officers and 275 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

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

The parent company is a bank holding company and a financial holding company under the BHCA and is subject to supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Sterling is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the Securities and Exchange Commission (the “SEC”). Sterling Bancorp is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “STL” and is subject to the rules of the NYSE for listed companies.

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

Sterling Banking Corporation is subject to supervision and regulation by the New York State Department of Financial Services (formerly the Banking Department of the State of New York).

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

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) the bank holding company and all of its depository institution subsidiaries must be and remain “well capitalized” and “well managed” and have received at least a satisfactory CRA rating, and (2) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.”

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

Pursuant to an election made under the Gramm-Leach-Bliley Act, the parent company has been designated as a financial holding company. As a financial holding company, Sterling may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are “financial in nature,” as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the United States Department of the Treasury (the “U.S. Treasury”)), are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. Under the Gramm-Leach-Bliley Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and sponsoring mutual funds and investment companies. Under the merchant banking authority added by the Gramm-Leach-Bliley Act, financial holding companies may invest in companies that engage in activities that are not otherwise permissible “financial” activities, subject to certain limitations, including that the financial holding company makes the investment with the intention of limiting the investment duration and does not manage the company on a day-to-day basis.

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

Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has resulted, and will continue to result, in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that affect all banks and bank holding companies, identified below. The Dodd-Frank Act includes provisions that, among other things:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the bank, from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•

Require the OCC to seek to make its capital requirements for national banks, such as Sterling National Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Require financial holding companies, such as the parent company, to be well capitalized and well managed. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Prohibit banking entities from engaging in proprietary trading or acquiring or retaining an interest in a private equity or hedge fund (the “Volcker Rule”).

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and the size of the Deposit Insurance Fund (the “DIF”), and increase the floor applicable to the size of the DIF.

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, with a due date of February 13, 2012. The proposed rules are highly complex, and many aspects of the Volcker Rule remain unclear. We are analyzing how the proposed rules would affect us and, as proposed, do not anticipate that the Volcker Rule will have a material effect on the operations of the Company, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. However, the full impact on us will not be known with certainty until the rules are finalized and we have designed and implemented our compliance and related programs. The Volcker Rule provisions are scheduled to take effect no later than July 2012, and companies will be required to come into compliance within two years after the effective date (subject to possible extensions).

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rule-making and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Payment of Dividends

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank.

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of December 31, 2011, the bank could pay dividends of approximately $47.1 million to the parent company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

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

Transactions with Affiliates

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve Board limit the types and amounts of these transactions (including loans due and extensions of credit from their U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the non-bank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization including, for example, the requirement that the 10% of capital limit on these transactions apply to financial subsidiaries as well. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Capital Adequacy

As a bank holding company, the parent company is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. The bank is subject to similar capital requirements administered by the OCC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel

Committee. The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in tiers, depending on type:

•

Core Capital (Tier 1). Currently, Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries, and, under existing standards, a limited amount of qualifying trust preferred securities, and qualifying cumulative perpetual preferred stock at the holding company level, less goodwill, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2). Currently, Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies such as the Company, which, among other things as applied to the Company, going forward will preclude the Company from including in Tier 1 capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010 and to deduct, over three years beginning January 1, 2013, all trust preferred securities (including trust preferred securities issued by Sterling Bancorp Trust I) from the Company’s Tier 1 capital. As of the date of this report the Company did not have any trust preferred securities issued on or after May 19, 2010 or any cumulative preferred stock outstanding.

As a bank holding company, the parent company is currently required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). National banks are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. The elements currently comprising Tier 1 capital and Tier 2 capital and the minimum Tier 1 capital and total capital ratios may in the future be subject to change, as discussed in greater detail below.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

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

When fully phased-in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total Capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when bank regulatory agencies determine that excess aggregate credit growth has become associated with a build-up of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the short fall.

The implementation of the Basel III capital framework will commence on January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

Management believes, as of December 31, 2011, that the parent company and the bank would meet all capital adequacy requirements under the Basel III capital framework on a fully phased-in basis if such requirements were currently effective.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III capital framework, the effects of accumulated other comprehensive items are not excluded, which could result in significant variations in level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s investment securities portfolio.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they have indicated informally that rules implementing the Basel III capital framework will be published for comment during the first half of 2012. As of the date of this report, the application of the Basel III liquidity framework to bank holding companies with less than $50 billion of total consolidated assets is less certain. Accordingly, the regulations ultimately adopted and made applicable to the Company may be different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than that indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2011, the Company and the bank were “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

Support of the Bank

Federal Reserve Board policy historically required a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times by the Federal Reserve Board even though not expressly required by regulation and even though the parent company may not be in a financial position to provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHCA provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, under the National Bank Act, if the capital stock of the bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the parent company. If the assessment is not paid within three months, the OCC could order a sale of the capital stock of the bank held by the parent company to make good the deficiency.

FDIC Insurance

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that, as described below, takes into account, among other things, a bank’s capital level and supervisory rating (its “CAMELS rating”).

Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank received a one-time assessment credit that can be applied against future premiums through 2010, subject to certain limitations. Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. The bank paid a deposit insurance premium in 2011 amounting to $2.1 million.

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The bank paid a FICO assessment in 2011 amounting to $183 thousand. The FICO annualized assessment rate for the first quarter of 2012 is 0.66 cents per $100 of deposits.

On November 17, 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were collected by the FDIC on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009. As of December 31, 2011, $2.9 million in pre-paid deposit insurance is included in “Other assets” in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2011, assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Additionally, the initial base assessment rate schedule was revised effective April 1, 2011 to range from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and, except for well-capitalized institutions with a CAMELS rating of 1 or 2, (ii) (except for well-capitalized institutions with a CAMELS rating of 1 or 2) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, a new adjustment for depository institution debt was instituted whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). Either an increase in the risk category of the bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

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

Incentive Compensation

The Dodd-Frank Act requires U.S. financial regulators, including the Federal Reserve Board, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at certain regulated entities, including bank holding companies and national banks, having at least $1 billion in total assets, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the U.S. financial regulators in February 2011 and the regulations may become effective in 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives and directors, and require us to adopt additional policies and procedures.

In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The incentive compensation guidelines, which cover all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, are based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

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

In addition, in the first half of 2011, the SEC adopted rules concerning say-on-pay votes and golden parachute compensation arrangements. These rules require us to make enhanced disclosures to the SEC, and require us to provide our shareholders with a nonbinding say-on-pay vote to approve the compensation of the named executive officers, a non-binding vote to determine how often the say-on-pay vote will occur and, in certain circumstances, a non-binding vote to approve, and proxy disclosure of, golden parachute compensation arrangements.

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

The bank and its “institution-affiliated parties,” including its directors, management, employees, agents, independent contractors, consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance and cease-and-desist orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The information appears on pages 48 and 49 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

II.	Investment Portfolio

A summary of the Company’s investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears beginning on page 39 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category appears on pages 40 and 42 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

III.	Loan Portfolio

A table setting forth the composition of the Company’s loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears beginning on page 42 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

A table setting forth the maturities and sensitivity to changes in interest rates of the Company’s commercial and industrial loans at December 31, 2011 appears on page 42 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. Additional information appears under “Loan Portfolio” beginning on page 41 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and under “Loans” in Note 1 and in Note 5 of the Company’s consolidated financial statements.

A table setting forth the aggregate amount of domestic nonaccrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 43 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”; there were no foreign loans accounted for on a nonaccrual basis. Information regarding loans that have undergone a troubled debt restructuring and impaired loans is presented under “Loans and Allowance for Loan Losses” in Note 5 of the Company’s consolidated financial statements. Loan concentration information is presented in Note 5 of the Company’s consolidated financial statements. Information regarding Federal Reserve and Federal Home Loan Bank stock is presented in Note 1 of the Company’s consolidated financial statements.

IV.	Summary of Loan Loss Experience

A summary of loan loss experience appears in Note 5 of the Company’s consolidated financial statements and beginning on page 42 under “Asset Quality” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” A table setting forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years appears on page 45 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2011. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recorded in 2011.

A table presenting the Company’s allocation of the allowance at the end of each of the five most recent fiscal years appears on page 47 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” This allocation is based on estimates by management that may vary based on management’s evaluation of the risk characteristics of the loan portfolio. The amount allocated to a particular loan category may not necessarily be indicative of actual future charge-offs in that loan category.

V.	Deposits

Average deposits and average rates paid for each of the three most recent years are presented on page 48 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in Note 7 of the Company’s consolidated financial statements.

The table providing selected information with respect to the Company’s deposits for each of the three most recent fiscal years appears on page 47 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Interest expense for the three most recent fiscal years is presented in Note 7 of the Company’s consolidated financial statements.

VI.	Return on Assets and Equity

The Company’s returns on average total assets and average shareholders’ equity, dividend payout ratio and average shareholders’ equity to average total assets for each of the five most recent years is presented in “SELECTED FINANCIAL DATA” on page 29.

VII.	Short-Term Borrowings

Balance and rate data for significant categories of the Company’s short-term borrowings for each of the three most recent years is presented in Note 8 and in Note 9 of the Company’s consolidated financial statements.

INFORMATION AVAILABLE ON OUR WEB SITE

The Company’s Internet address is www.sterlingbancorp.com and the investor relations section of our web site is located at www.sterlingbancorp.com/ir/investor.cfm. The Company makes available free of charge, on or through the investor relations section of the Company’s web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

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

ITEM 1A. RISK FACTORS

An investment in the parent company’s common shares is subject to risks inherent to the Company’s business. The most significant risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems less significant, may also impair the Company’s business, financial condition or results of operations. This report is qualified in its entirety by these risk factors.

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

RISKS RELATED TO THE COMPANY’S BUSINESS

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

From December 2007 through June 2009, the United States experienced a recession and a slowing of economic activity. Business activity across a wide range of industries and regions was greatly reduced. The real estate sector, and the related segments of the construction business sector, were particularly severely affected. Local governments and many businesses were in serious difficulty, due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment had increased significantly.

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

The U.S. financial system has stabilized, but internationally, the weakness of certain foreign banks and the increasing danger of sovereign defaults has led to continuing high levels of uncertainty and volatility in the international financial markets. In particular, concerns about the European Union’s sovereign debt crisis have also caused uncertainty for financial markets globally. Such risks could indirectly affect the Company by affecting its hedging or other counterparties, as well as the Company’s customers with European businesses or assets denominated in the euro or companies in the Company’s market with European businesses or affiliates.

Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Despite the actions of the U.S. Government and the Federal Reserve Board, both with respect to monetary policy, fiscal policy and increased regulations meant to restore investor confidence, the overall business environment in 2011 was adverse for many households and businesses in the United States and worldwide.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the New York metropolitan area and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. The business environment in the New York metropolitan area, the United States and worldwide has improved since the recession, but there can be no assurance that these conditions will continue to improve in the near term. A slowing of improvement or a return to deteriorating economic conditions could adversely affect the credit quality of the Company’s loans, business results of operations and financial condition.

Continued Market Volatility May Adversely Impact Our Business, Financial Condition and Results of Operations and Our Ability to Manage Risk

The capital and credit markets experienced unprecedented volatility and disruption during the 2008 financial crisis. Under these extreme conditions, our hedging and other risk management strategies may not be as effective at mitigating securities trading losses as they would be under less volatile market conditions. Further market volatility could produce downward pressure on our stock price and credit availability without regard to our underlying financial strength. The broad decline in stock prices throughout the financial services industry, which has also affected our common shares, could require a goodwill impairment test. A substantial goodwill impairment charge could have an adverse impact on our results of operations. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to reoccur. For a discussion of risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 50 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” If markets experience further upheavals, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to manage risk and on our business, financial condition and results of operations.

We May Experience Write-downs of Investment Securities that We Own and Other Losses Related to Volatile and Illiquid Market Conditions, Reducing Our Earnings

We maintain an investment securities portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on our balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes residential mortgage-backed securities, agency notes, municipal obligations and corporate debt securities, the values of which are subject to market price volatility to the extent unhedged. This volatility affects the amount of our capital. In addition, if such investments suffer credit losses, we may recognize the credit losses as an other-than-temporary impairment which could impact our revenue in the quarter in which we recognize the losses. If we experience losses related to our investment securities portfolio in the future, it could ultimately adversely affect our results of operations and capital levels. For information regarding our investment securities portfolio, see “BALANCE SHEET ANALYSIS—Securities” beginning on page 38 and for information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to “ASSET/LIABILITY MANAGEMENT—Market Risk” beginning on page 50, both of which are in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s management of interest rate risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 50 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

As of December 31, 2011, approximately 60.8% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. Further, if repurchase and indemnity demands with respect to the Company’s loan portfolio increase, its liquidity, results of operations and financial condition will be adversely affected. For further discussion related to commercial and industrial, construction and commercial real estate loans, see “Loan Portfolio” beginning on page 41 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company’s Allowance for Loan Losses May Be Insufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses, see “Asset Quality” beginning on page 42 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

If the Company is unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see “Liquidity Risk” beginning on page 52 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Parent Company Relies on Dividends from Its Subsidiaries

The parent company is a separate and distinct legal entity from its subsidiaries. It receives dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the parent company’s common shares and principal of and interest on its debt. Various federal and/or state laws and regulations limit the amount of dividends that the bank and certain non-bank subsidiaries may pay to the parent company. Also, the parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the bank is unable to pay dividends to the parent company, the parent company may not be able to service debt, pay obligations or pay dividends on the parent company’s common shares. The inability of the parent company to receive dividends from the bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See “SUPERVISION AND REGULATION” on pages 3–14 and Note 16 of the Company’s consolidated financial statements.

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

The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the bank or counterparties participating in the capital markets, or a downgrade of the parent company or the bank’s ratings, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s liquidity business, financial condition and results of operations.

The Company Is Subject to a Variety of Operational Risks, Including Reputational Risk, Legal and Compliance Risk, the Risk of Fraud or Theft by Employees or Outsiders

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from its actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. The 2008 financial crisis and current political and public sentiment regarding financial institutions have resulted in a significant amount of adverse media coverage of financial institutions. Harm to our reputation can result from numerous sources, including adverse publicity arising from events in the financial markets, our perceived failure to comply with legal and regulatory requirements, the purported actions of our employees or alleged financial reporting irregularities involving ourselves or our competitors. Additionally, a failure to deliver appropriate standards of service and quality or a failure to appropriately describe our products and services can result in customer dissatisfaction, lost revenue, higher operating costs and litigation. Actions by the financial services industry generally or by other members of or individuals in the financial services industry can also negatively impact our reputation. For example, public perception that some consumers may have been treated unfairly by financial institutions has damaged the reputation of the financial services industry as a whole.

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

The Company Relies on Other Companies to Provide Key Components of Its Business Infrastructure

Third parties provide key components of the Company’s business infrastructure, for example, system support, Internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from their failure to provide services for any reason or their poor performance of services, could adversely affect its ability to deliver products and services to its customers and otherwise conduct its business. Replacing these third-party vendors could also entail significant delay and expense.

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

The Company’s Profitability Depends Significantly on Local and Overall Economic Conditions

The Company’s success depends significantly on the economic conditions of the communities it serves and the general economic conditions of the United States. The Company has operations in New York City and the New York metropolitan area, and conducts business in Virginia and other mid-Atlantic states and throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. Poor economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, acts of God or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company Is Subject to Extensive Government Regulation and Supervision

The Company, primarily through the parent company and the bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions’ regulatory regimes, currently and in the near future, in light of the recent performance of and government intervention in the financial services sector. U.S. regulatory agencies—banking, securities and commodities—are steadily publishing notices of proposed regulations required by the Dodd-Frank Act, and new bodies created by the Dodd-Frank Act (including the Financial Stability Oversight Council and the Consumer Financial Protection Bureau) are commencing operations. The related findings of various regulatory and commission studies, the interpretations issued as part of the rulemaking process and the final regulations that are issued with respect to various elements of the new law may cause changes that impact the profitability of our business activities and require that we change certain of our business practices and plans. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “SUPERVISION AND REGULATION” on pages 3–14.

Increases in FDIC Insurance Premiums May Adversely Affect the Company’s Earnings

Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the permanent increase of insured amount of deposit accounts up to $250,000 from $100,000 per each customer and the temporary unlimited insurance of noninterest-bearing demand transaction accounts have placed additional stress on the Deposit Insurance Fund.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted fund.

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures the Company may be required to pay even higher FDIC premiums than the recently increased levels. Additionally, the failure by the parent company or the bank to maintain its “well capitalized” status could also lead to higher FDIC assessments. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact its earnings.

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

For an entity to qualify as a REIT, it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of its total assets. At December 31, 2011, SREHC met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2011, SREHC had met the two annual income tests and the distribution test.

If SREHC fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, the Company’s effective tax rate would increase.

The Company Would Be Subject to a Higher Effective Tax Rate if Sterling Real Estate Holding Company, Inc. Is Required to Be Included in a New York Combined Return

New York State tax law generally requires a REIT that is majority-owned by a New York State bank to be included in the bank’s combined New York State tax return. The Company believes that it qualifies for the small-bank exception to this rule. If, contrary to this belief, Sterling Real Estate Holding Company, Inc. were required to be included in the Company’s New York State combined tax return, the Company’s effective tax rate would increase.

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

Possible New York State Legislative Changes May Negatively Affect the Amount of Taxes We Pay in Future Years

The New York State Department of Taxation and Finance developed, and released to the public in 2010 and 2011, a detailed proposal to reform the New York State corporate franchise and banking laws. If that released proposal were enacted, it would substantially alter how the Company and the bank are taxed in New York State, including substantially eliminating the benefit of the 60% dividends-received deduction. In December 2011, New York State Governor Cuomo created the New York State Tax Reform and Fairness Commission, with a mandate to conduct a comprehensive and objective review of the State’s taxation policy and consider ways to eliminate tax loopholes, promote administration efficiency and enhance tax collection and enforcement. The Commission members have not yet been appointed and it is not possible to predict what the results of the Commission’s work will be, and what impact, if any, the Commission’s results will have. Nor is it possible to predict whether any tax legislation that would impact the Company and the bank’s effective

New York State (and New York City) tax rates will be proposed or enacted.

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Company’s Interest Expense

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions commenced offering interest on demand deposits to compete for customers. The Company does not yet know what interest rates other institutions may offer as the market rates begin to increase. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

New Lines of Business or New Products and Services May Subject the Company to Additional Risks

The Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources but it may take time for revenues to develop. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to manage these risks successfully in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

Potential Acquisitions May Disrupt the Company’s Business and Dilute Shareholder Value

The Company seeks merger or acquisition partners that are compatible and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. To the extent we enter into an agreement to acquire an entity, there can be no guarantee that the transaction will close when anticipated, or at all. In particular, at times we must seek federal regulatory approvals before we can acquire another organization, which can delay or disrupt such acquisitions. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

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

Our ability to attract and retain key executives and other employees may be hindered as a result of regulations applicable to incentive compensation and other aspects of our compensation programs promulgated by the Federal Reserve and other regulators in the United States, regulations on incentive compensation to be promulgated by various U.S. regulators pursuant to the Dodd-Frank Act and other existing and potential regulations. These regulations, which include and are expected to include mandatory deferral and clawback requirements, do not and will not apply to some of our competitors and to other institutions with which we compete for talent. Our ability to recruit and retain key talent may be adversely affected by these regulations.

If the Company’s Information Systems Experience an Interruption or Breach in Security that Results in a Loss of Confidential Client Information or Impacts Our Ability to Provide Services to Our Clients, Our Business and Results of Operations May Be Adversely Affected

The Company relies heavily on communications and information systems to conduct its business. The security of our computer systems, software and networks, and those functions that we may outsource, may be vulnerable to breaches, hacker attacks, unauthorized access and misuse, computer viruses and other cyber security risks and events that could result in failures or disruptions in our business, customer relationship management, general ledger, deposit and loan systems. Our businesses that rely heavily on technology are particularly vulnerable to security breaches and technology disruptions. Breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients’ or counterparties’ confidential information, including employees and customers, as well as hackers. A breach of security that results in the loss of confidential client information may require us to reimburse clients for data and credit monitoring efforts and would be costly and time-consuming, and may negatively impact our results of operations and reputation. Additionally, security breaches or disruptions of our information system could impact our ability to provide services to our clients, which could expose us to liability for damages, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations. Certain security breaches or other cyber incidents may remain undetected for an extended period of time, which may amplify the damages to our clients and/or us arising from such breaches or incidents. In addition, the failure to upgrade or maintain our computer systems, software and networks, as necessary, could also make us susceptible to breaches and unauthorized access and misuse. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from information systems security risks.

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

Future Issuances of Additional Common Shares or Other Equity Securities Could Result in Dilution of Ownership of the Parent Company’s Existing Shareholders

The parent company may from time to time explore capital raising opportunities and may determine to issue additional common shares or other equity securities to increase its capital, support growth, or to make acquisitions. We intend to take advantage of favorable market conditions to increase our capital. Further, the parent company may issue stock options or other stock grants to retain and motivate its employees. These issuances of equity securities could dilute the voting and economic interests of its existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal office of the Company occupies one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for this office expires April 30, 2016. Rental commitments to the expiration date approximate $3.8 million.

At December 31, 2011, the bank also maintains operating leases for ten branch offices, the international banking facility, and additional space in New York City, Nassau, Suffolk and Westchester counties (New York) with an aggregate of approximately 135 thousand square feet. Effective in 2011, certain lease agreements terminated and the bank has entered into new agreements for additional space, bringing the amount of space committed to an aggregate of approximately 135 thousand square feet. The aggregate office rental commitments for these premises, including the new space under lease in 2011, approximates $44.0 million. These leases have expiration dates ranging from 2012 through 2025 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens, N.Y.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings and accordingly no provision has been made in the Company’s consolidated financial statements. During the 2011 fourth quarter, the Company recorded a charge related to the settlement of certain litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

This table sets forth information regarding the parent company’s executive officers:

Name of Executive	Title	Age	Held Executive Office Since
Louis J. Cappelli	Chairman of the Board and Chief Executive Officer, Director	81	1967
John C. Millman	President, Director	69	1986
John W. Tietjen	Executive Vice President and Chief Financial Officer	67	1989
Howard M. Applebaum	Senior Vice President	53	2002
Eliot S. Robinson	Executive Vice President of Sterling National Bank	69	1998

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

The Company’s 2011 Domestic Company Section 303A Annual CEO Certification was filed (without qualifications) with the NYSE.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The parent company’s common shares are traded on the NYSE under the symbol “STL.” Information regarding the quarterly prices of the common shares is presented in Note 25 on page 114. Information regarding the average common shares outstanding and dividends per common share is presented in the Consolidated Statements of Income on page 59. Information regarding the Company’s stock incentive plans is presented in Note 17 on page 96. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 16 on page 96. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 22 beginning on page 110. As of February 23, 2012, there were 1,218 shareholders of record of our common shares.

During the fiscal years ended December 31, 2011 and 2010, the following dividends were declared on our common shares:

Cash Dividends Per Share	2011	2010
First Quarter	$0.09	$0.09
Second Quarter	0.09	0.09
Third Quarter	0.09	0.09
Fourth Quarter	0.09	0.09
Total	$0.36	$0.36

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

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the fourth quarter of 2011. At December 31, 2011, the maximum number of shares that may yet be repurchased under the share repurchase program was 870,963.

For information regarding securities authorized for issuance under the Company’s equity compensation plan, see Item 12 on page 119. The following performance graph compares for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Sterling’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the KBW Regional Banks Index (a market-capitalization weighted bank-stock index):

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sterling Bancorp, the S&P 500 Index, and the KBW

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
Sterling Bancorp	100.00	72.81	79.20	43.17	65.77	56.63
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
KBW Regional Bank Index	100.00	78.03	63.55	49.48	59.58	56.51

ITEM 6. SELECTED FINANCIAL DATA

The information appears on page 29. All such information should be read in conjunction with the consolidated financial statements and notes thereto and discussions of factors that may materially affect the comparability of information and material uncertainties in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS” on page 30.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 30–56 and supplementary quarterly data appears in Note 25 of the Company’s consolidated financial statements. All such information should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 50–54 under the caption “ASSET/LIABILITY MANAGEMENT.” All such information should be read in conjunction with the consolidated financial statements and notes thereto.

Sterling Bancorp
SELECTED FINANCIAL DATA [1]

(dollars in thousands except per share data)	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Total interest income	$97,064	$97,190	$105,920	$118,071	$121,433
Total interest expense	12,987	15,583	19,295	33,388	47,560
Net interest income	84,077	81,607	86,625	84,683	73,873
Provision for loan losses	12,000	28,500	27,900	8,325	5,853
Net securities gains	1,726	3,928	5,561	—	188
Other-than-temporary losses	—	—	—	(1,684)	—
Noninterest income, excluding net securities gains and other-than-temporary losses	42,334	43,705	38,589	34,984	35,224
Noninterest expenses	94,345	91,556	88,545	84,476	79,478
Income before taxes	21,792	9,184	14,330	25,182	23,954
Provision for income taxes	4,196	2,158	4,908	9,176	8,560
Income from continuing operations	17,596	7,026	9,422	16,006	15,394
Loss from discontinued operations, net of tax	—	—	—	—	(795)
Net income	17,596	7,026	9,422	16,006	14,599
Dividends on preferred shares and accretion	2,074	2,589	2,773	102	—
Net income available to common shareholders	15,522	4,437	6,649	15,904	14,599
Income from continuing operations available to common shareholders
Per average common share—basic	0.51	0.18	0.37	0.89	0.84
—diluted	0.51	0.18	0.37	0.88	0.82
Net income available to common shareholders
Per average common share—basic	0.51	0.18	0.37	0.89	0.79
—diluted	0.51	0.18	0.37	0.88	0.78
Dividends per common share	0.36	0.36	0.56	0.76	0.76

YEAR END BALANCE SHEETS
Interest-bearing deposits with other banks	126,448	40,503	36,958	13,949	980
Investment securities	677,871	789,315	737,065	793,924	618,490
Loans held for sale	43,372	32,049	33,889	23,403	23,756
Loans held in portfolio, net of unearned discounts	1,473,309	1,314,234	1,195,415	1,184,585	1,152,796
Total assets	2,493,297	2,360,457	2,165,609	2,179,101	1,979,650
Noninterest-bearing demand deposits	765,800	570,290	546,337	464,585	501,023
Savings NOW and money market deposits	565,423	562,207	592,015	564,205	467,446
Time deposits	657,848	615,267	442,315	329,034	524,189
Short-term borrowings	65,798	60,894	131,854	363,404	205,418
Advances—FHLB and long-term debt	148,507	169,947	155,774	175,774	65,774
Shareholders’ equity	220,821	222,742	161,950	160,480	121,071

AVERAGE BALANCE SHEETS
Interest-bearing deposits with other banks	93,561	31,960	36,804	5,727	3,033
Investment securities	830,968	768,184	719,485	744,169	582,327
Loans held for sale	27,954	35,354	41,225	23,286	43,919
Loans held in portfolio, net of unearned discounts	1,351,407	1,227,049	1,154,041	1,120,362	1,049,206
Total assets	2,508,184	2,244,569	2,114,221	2,066,628	1,875,615
Noninterest-bearing demand deposits	596,608	489,184	441,087	427,105	424,425
Savings NOW and money market deposits	596,007	564,061	562,780	522,807	498,827
Time deposits	729,053	559,203	375,742	451,031	556,869
Short-term borrowings	77,143	112,207	271,075	279,840	131,573
Advances—FHLB and long-term debt	155,332	158,351	174,981	163,479	44,130
Shareholders’ equity	224,820	213,153	158,225	119,791	124,140

RATIOS
Return on average total assets	0.70%	0.31%	0.45%	0.77%	0.82%
Return on average shareholders’ equity	7.83	3.30	5.95	13.36	12.40
Dividend payout ratio	63.21	126.29	107.52	85.43	89.35
Average shareholders’ equity to average total assets	8.96	9.50	7.48	5.80	6.62
Net interest margin (tax-equivalent basis)	3.92	4.25	4.63	4.60	4.48
Loans/assets, year end[2]	60.83	57.03	56.77	55.44	59.43
Net charge-offs/loans, year end[3]	0.69	2.25	1.95	0.54	0.50
Nonperforming loans/loans, year end[2]	0.42	0.49	1.46	0.61	0.54
Allowance/loans, year end[3]	1.36	1.39	1.66	1.35	1.31
Allowance/nonaccrual loans	315.02	274.50	110.54	218.00	236.33

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

Sterling Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp, a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank. Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its consolidated subsidiaries and the term the “bank” refers to Sterling National Bank and its consolidated subsidiaries, while the term the “parent company” refers to Sterling Bancorp but not its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and selected financial data contained elsewhere in this annual report. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations. Throughout management’s discussion and analysis of financial condition and results of operations, dollar amounts in tables are presented in thousands, except per share data.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, our ability to hold to maturity securities designated as held to maturity, regulatory and economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements the Company may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements, and the Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the risks and uncertainties described in ITEM 1A. RISK FACTORS on pages 15–26; other risks and uncertainties described from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and the Company will not update any forward-looking statement, whether written or oral, that may be made from time to time.

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

On October 14, 2008, the Secretary of the Department of the Treasury announced that the U.S. Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by EESA, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred shares. In conjunction with the purchase of preferred shares, the U.S. Treasury received, from participating financial institutions, warrants to purchase common shares with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. On December 23, 2008, the Company elected to participate in the TARP Capital Purchase Program, under which the Company issued preferred shares and a warrant to purchase common shares to the U.S. Treasury. In the second quarter of 2011, the Company repurchased in full the preferred shares and the warrant to purchase common shares.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program (as amended from time to time thereafter) the FDIC would (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLA”) accounts held at participating FDIC-insured institutions. The transaction account guarantee program described in clause (ii) expired on June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company elected to opt out of the debt guarantee program under the TLG Program.

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

In June of 2009, the Obama administration proposed a wide range of regulatory reforms that included, among other things, proposals (i) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (ii) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (iii) that there be comprehensive regulation of OTC derivatives, (iv) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (v) that financial holding companies be required to be “well capitalized” and “well managed” on a consolidated basis.

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

In November 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.

On July 21, 2010, President Obama signed into law Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has resulted, and will continue to result, in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Certain provisions of the Dodd-Frank Act that affect all banks and bank holding companies include: (i) creation of the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer protection laws; (ii) limitation on the preemption of state banking law by federal law; (iii) application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies; (iv) making capital requirements for national banks counter-cyclical; (v) imposition of “well capitalized” and “well managed” requirements to bank holding companies and restricting out-of-state acquisition by bank holding companies and banks that do not meet such standards; (vi) implementation of corporate governance revisions, (vii) making permanent the federal deposit insurance limit per customer and implementing certain measures to strengthen the Deposit Insurance Fund (the “DIF”), (viii) repeal of the federal prohibition on the payment of interest on demand deposits, (ix) prohibition on banking entities from engaging in proprietary trading or acquiring or retaining an interest in a private equity or hedge fund (the “Volcker Rule”), and (x) increase of the Federal Reserve’s supervisory authority, among others.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Also in December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rule-making that would impose a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements.

Pursuant to the Dodd-Frank Act, the initial version of regulations prohibiting incentive-based payment arrangements at certain regulated entities that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity and requiring enhanced disclosure to regulators of incentive-based compensation arrangements was proposed by the U.S. financial regulators in February 2011, and the regulations may become effective in 2012.

In the first half of 2011, the SEC adopted rules concerning say-on-pay votes and golden parachute compensation arrangements. These rules require us to make enhanced disclosures to the SEC, and require us to provide our shareholders with a nonbinding say-on-pay vote to approve the compensation of the named executive officers, a non-binding vote to determine how often the say-on-pay vote will occur and, in certain circumstances, a non-binding vote to approve, and proxy disclosure of, golden parachute compensation arrangements.

In October 2011, federal regulators proposed rules to implement the Volcker Rule. The proposed rules are highly complex, and many aspects of the Volcker Rule remain unclear. The Volcker Rule provisions are scheduled to take effect no later than July 2012.

For more detailed discussion on recent legislative and regulatory developments, see “SUPERVISION AND REGULATION” on pages 3–14.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note 1 beginning on page 64. The accounting for factoring transactions also is discussed under “BUSINESS OPERATIONS —The Bank—Commercial Lending, Asset-Based Financing, Residential Mortgage Warehouse Lending and Factoring/Accounts Receivable Management” on pages 1 and 2.

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

A periodic review is conducted by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s intent to sell. If the decline is deemed to be other-than-temporary, and the Company does not have the intent to sell, and will not likely be required to sell, the security is written down to new cost basis and the resulting credit component of the loss is reported in noninterest income and the remainder of the loss is recorded in shareholders’ equity. If the Company intends to sell or will be required to sell, the full amount of the other-than-temporary impairment is recorded in noninterest income. Additional discussion of management’s evaluation process and other-than-temporary-impairment charges is presented in Note 1 and in Note 4.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The methodology used to determine the allowance for loan losses is outlined in Note 1 to the consolidated financial statements and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under the caption “Asset Quality” beginning on page 42.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. In connection with determining its income tax provision under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 740: Income Taxes, the Company maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. The Company evaluates each of its tax positions and strategies periodically to determine whether the reserve continues to be appropriate. Additional discussion on the accounting for income taxes is presented in Note 1 and in Note 19 of the Company’s consolidated financial statements.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment financing and deposit services. The Company has operations in the New York metropolitan area and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the New York metropolitan area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

On April 3, 2009, Sterling Factors Corporation, a subsidiary of the bank, acquired substantially all of the assets and customer lists of DCD Capital, LLC and DCD Trade Services, LLC. The acquired assets and customer lists are now operating as a division under the name Sterling Trade Capital.

In 2011, the bank’s average earning assets represented approximately 98.9% of the Company’s average earning assets. Loans represented 59.8% and investment securities represented 35.7% of the bank’s average earning assets in 2011.

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during 2011, 2010 and 2009. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during 2011, 2010 and 2009. The Company’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company’s net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the RATE/VOLUME ANALYSIS shown on page 49. Information as to the components of interest income and interest expense and average rates is provided in the AVERAGE BALANCE SHEETS shown on page 48.

COMPARISON OF THE YEARS 2011 AND 2010

The Company reported net income available to common shareholders for 2011 of $15.5 million, representing $0.51 per share calculated on a diluted basis, compared to $4.4 million, or $0.18 per share calculated on a diluted basis, for 2010. The $11.1 million increase in net income available to common shareholders was primarily due to a $2.5 million increase in net interest income, a $16.5 million decrease in the provision for loan losses and a $0.5 million decrease in dividends and accretion related to the preferred shares issued to the U.S. Treasury under the TARP Capital Purchase Program, which more than offset a $3.6 million decrease in noninterest income, a $2.8 million increase in noninterest expenses and a $2.0 million higher provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $87.5 million for 2011 compared to $84.2 million for 2010. Net interest income benefited from higher average loan and investment securities balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and investment securities and higher interest-bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 3.92% for 2011 compared to 4.25% for 2010. The net interest margin was impacted by the lower interest rate environment in 2011, the higher level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $100.5 million for 2011, compared to $99.8 million from 2010. The tax-equivalent yield on interest-earning assets was 4.51% for 2011 compared to 5.04% for 2010.

Interest earned on the loan portfolio increased to $73.2 million for 2011 from $70.1 million for the prior year period. Average loan balances amounted to $1,379.4 million, an increase of $117.0 million from an average of $1,262.4 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $7.2 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.65% for 2011 from 5.98% for 2010 period, which was primarily attributable to the lower interest rate environment in 2011 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $26.7 million for 2011 from $29.2 million in 2010. Average outstandings increased to $831.0 million (35.9% of average earning assets) for 2011 from $768.2 million (37.1% of average earning assets) in 2010. The average yield on investment securities decreased to 3.21% for 2011 from 3.80% in 2010. The change in both balances and yield reflect the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio to position itself for rising interest rates in the future as well as maintain liquidity to grow the loan portfolio. The short-term part of the strategy was implemented by the sale of available for sale securities, principally mortgage backed securities with longer term average lives offset by the purchase of short-term corporate debt. The long-term part of the strategy was implemented through the purchase of obligations of U.S. government corporations and government sponsored enterprises and obligations of state and political subdivisions with maturities up to 15 years.

Total interest expense decreased by $2.6 million for 2011 from $15.6 million for the 2010 period, primarily due to the impact of lower rates paid, coupled with lower balances for borrowings partially offset by the impact of higher interest-bearing deposit balances.

Interest expense on deposits decreased to $8.4 million for 2011 from $9.6 million for the 2010 period, due to a decrease in the cost of those funds partially offset by the impact of higher interest-bearing deposit balances. The average rate paid on interest-bearing deposits was 0.64%, which was 21 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,325.1 million for 2011 compared to $1,123.3 million for 2010, reflecting the impact of the Company’s business development activities as well as funds received from CDARS and various listing services.

Interest expense on borrowings decreased to $4.5 million for 2011 from $6.0 million for 2010 period, primarily due to lower cost of those funds, partially offset by the impact of the changes in mix. The average rate paid for borrowed funds was 1.96%, which was 26 basis points lower than the prior-year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2011. During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings are all floating-rate advances with a current average cost of 1.5%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided by ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration. Average borrowings decreased to $232.5 million for 2011 from $270.6 million in the prior-year period, reflecting lesser reliance by the Company on wholesale funding.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 42), the provision for loan losses for 2011 was $12.0 million, compared to $28.5 million for 2010. Factors affecting the lower provision for the year of 2011 included current economic conditions and a lower level of net charge-offs and lower nonaccrual loan balances.

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

During 2011, the allowance for loan losses increased $1.8 million from $18.2 million at December 31, 2010, principally due to increases in the allowance allocated to residential real estate mortgages ($1.0 million) and loans to nondepository financial institutions ($0.8 million). The increase in the allowance allocated to residential real estate mortgages was primarily due to higher levels of nonaccrual loans. The increase in the allowance allocated to loans to nondepository financial institutions was primarily due to a single borrower who provides financing to real estate projects that was downgraded during 2011 to substandard.

Noninterest Income

Noninterest income decreased to $44.1 million for 2011 from $47.6 million in the 2010 period. The decrease principally resulted from securities gains recognized in the 2011 period compared to securities gains recognized in the 2010 period. Also contributing to the decrease was lower mortgage banking and deposit service charge income partially offset by higher income related to accounts receivable management and factoring services. Securities gains declined and reflected a modification of the asset/liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was replaced by the strategy that was described under Net Interest Income on page 35. The Company sold approximately $170.9 million of securities with a weighted average life of about 2.9 years. The proceeds were used to fund loan growth or were reinvested in obligations of state and political subdivisions and U.S. government agencies with maturities of approximately 18 years and 5 years, respectively, and in short-term corporate securities. The decrease in mortgage banking income was primarily due to lower volume of loans sold as well as a charge taken in the fourth quarter for incurred and probable repurchase obligations. Deposit service charges were lower primarily due to higher balances maintained in customer accounts. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of increased volumes at our factoring unit and billings by clients providing temporary staffing.

Noninterest Expenses

Noninterest expenses for 2011 increased $2.8 million when compared to 2010. The increase was primarily due to the impact of higher personnel and occupancy expenses reflecting the Company’s continued investment in the franchise. Additionally, in the fourth quarter, the Company recorded a charge related to the settlement of certain litigation and recognized an expense related to the write-down of certain assets to realizable value.

Provision for Income Taxes

The provision for income taxes for 2011 increased to $4.2 million, reflecting an effective tax rate of 19.3%, compared with $2.2 million for 2010, reflecting an effective tax rate of 23.5%. The higher provision was due to the higher level of taxable income, the impact of which was partially offset by the net benefit recognized, in the fourth quarter as the result of the completion of federal tax audits for the periods 2002 through 2009.

COMPARISON OF THE YEARS 2010 AND 2009

The Company reported net income available to common shareholders for 2010 of $4.4 million, representing $0.18 per share calculated on a diluted basis, compared to $6.6 million, or $0.37 per share calculated on a diluted basis, for 2009. The $2.2 million decrease in net income available to common shareholders was primarily due to a $8.7 million decrease in interest income, a $3.0 million increase in noninterest expenses and a $0.6 million increase in the provision for loan losses, which more than offset a $3.5 million increase in noninterest income, a $3.7 million decrease in interest expense, a $2.8 lower provision for income taxes and a reduction of $0.2 million decrease in dividends and accretion related to the preferred shares issued to the U.S. Treasury under the TARP Capital Purchase Program.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $84.2 million for 2010 compared to $87.6 million for 2009. Net interest income benefited from higher average loan and investment securities balances, lower borrowings and lower cost of funding. Partially offsetting those benefits was the impact of lower yields on loans and investment securities, coupled with higher interest-bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 4.25% for 2010 compared to 4.63% for 2009. The net interest margin was impacted by the lower interest rate environment in 2010, the higher level of noninterest-bearing demand deposits and the effect of higher average loans and investment securities outstanding.

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

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $29.2 million for 2010 from $34.6 million in 2009. Average outstandings increased to $768.2 million (37.1% of average earning assets) for 2010 from $719.5 million (36.7% of average earning assets) in 2009. The average yield on investment securities decreased to 3.80% for 2010 from 4.80% in 2009. The decrease in both balances and yield reflect the impact of the Company’s asset/ liability management strategy designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods while taking advantage of the current uptick in long-term rates. The short-term part of the strategy was implemented through the sale of available for sale securities, principally mortgage-backed securities, with longer-term average lives offset by the purchase of short-term corporate debt and obligations of U.S. government corporations and government-sponsored enterprises. The long-term part of the strategy was implemented through the purchase of obligations of state and political subdivisions with maturities of approximately 10 years.

Total interest expense decreased by $3.7 million for 2010 from $19.3 million for 2009 period, primarily due to the impact of lower rates paid, coupled with lower balances for borrowings, partially offset by the impact of higher interest-bearing deposit balances.

Interest expense on deposits decreased to $9.6 million for 2010 from $11.9 million for the 2009 period, primarily due to a decrease in the cost of those funds. The average rate paid on interest-bearing deposits was 0.85%, which was 42 basis points lower than the prior-year period. The decrease in average cost of interest-bearing deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from CDARS which provided deposit balances at lower rates than paid for traditional certificate of deposit products. Average interest-bearing deposits were $1,123.3 million for 2010 compared to $938.5 million for 2009, reflecting an increase in certificates of deposit, largely to the CDARS program which is a lower cost product than traditional certificates of deposit.

Interest expense on borrowings decreased to $6.0 million for 2010 from $7.4 million for 2009 primarily due to lower balances partially offset by the impact of changes in mix. Average borrowings decreased to $270.6 million for 2010 from $446.1 million in the prior-year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. The change in mix resulted in an increase in the blended cost of borrowing to 2.22% from 1.66%.

Provision for Loan Losses

In light of recent economic developments and continued economic uncertainty, during the third quarter of 2010 the Company decided, after consultation with external professionals and regulators, to implement an accelerated resolution of certain categories of nonaccrual loans. As a result, net charge-offs during 2010 of loans to small business borrowers (primarily in the lease financing portfolio) increased $6.3 million when compared to the comparable 2009 period. Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 42), the provision for loan losses for 2010 was $28.5 million, compared to $27.9 million for the prior-year period.

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

During 2010, the allowance for loan losses decreased primarily due to a reduction in the allowance allocated to lease financing receivables, partially offset by increases in the allowance allocated to commercial and industrial loans, factored receivables, real estate residential mortgage, and real estate commercial mortgage and real estate construction and land development. The allowance allocated to lease financing receivables decreased primarily as a result of the lower level of lease financing receivables nonaccrual balances. The increase of the allowance allocated to commercial and industrial loans was primarily the result of the unsteady economic recovery resulting in higher charge-offs in 2010 compared to 2009 partially offset by lower nonaccrual levels at December 31, 2010 compared to December 31, 2009. The allowance allocated to factored receivables increased based on the continued weakening in the consumer sectors resulting in higher charge-offs in 2010 compared to 2009. The increase in the allowance allocated to real estate residential mortgage loans was primarily due to the persistent decline in residential real estate values coupled with an increase in the specific valuation allowance for impaired residential mortgage loans. As a result of the disruption in the commercial real estate markets, resulting in an increase in nonaccrual levels and higher specific reserves for classified loans at December 31, 2010 when compared to December 31, 2009, the allowance allocated to real estate commercial mortgage and to real estate construction and land development was increased.

Noninterest Income

Noninterest income increased to $47.6 million for 2010 from $44.2 million in 2009. The increase principally resulted from higher income related to accounts receivable management and factoring services offset partly by lower mortgage banking income and securities gains. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of increased volumes at our factoring unit and billings by clients providing temporary staffing also contributed to the improved level of fee income. Mortgage banking declined due to a lower volume of loans closed and a change in the mix of products being sold. Securities gains declined and reflected a modification of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was replaced by the strategy that was described under Net Interest Income on page 35. The Company sold approximately $165.8 million of securities with a weighted average life of approximately 2.4 years.

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

BALANCE SHEET ANALYSIS

Securities

At December 31, 2011, the Company’s portfolio of securities totaled $677.9 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $301.1 million which is approximately 44.4% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $17.9 million and $-0-, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. Available for sale securities included gross unrealized gains of $3.2 million and gross unrealized losses of $5.0 million. As of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table on page 40 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The following table sets forth the composition of the Company’s investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,	2011		2010		2009
	Balances	% of Total	Balances	% of Total	Balances	% of Total
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,942	0.58%	$7,504	0.95%	$13,740	1.86%
CMOs (Federal Home Loan Mortgage Corporation)	28,213	4.16	47,422	6.01	22,698	3.08
CMOs (Government National Mortgage Association)	5,667	0.84	7,290	0.92	9,048	1.23
Federal National Mortgage Association	49,148	7.25	78,822	9.98	125,673	17.05
Federal Home Loan Mortgage Corporation	23,719	3.50	40,628	5.15	71,715	9.73
Government National Mortgage Association	4,230	0.62	5,052	0.64	13,146	1.78
Total residential mortgage-backed securities	114,919	16.95	186,718	23.65	256,020	34.73
Agency notes
Federal National Mortgage Association	105,482	15.56	115,133	14.59	116,603	15.82
Federal Home Loan Bank	45,094	6.65	24,932	3.16	102,799	13.95
Federal Home Loan Mortgage Corporation	35,374	5.22	92,479	11.72	29,418	3.99
Federal Farm Credit Bank	251	0.04	15,109	1.91	14,899	2.02
Total obligations of U.S. government corporations and government-sponsored enterprises	301,120	44.42	434,371	55.03	519,739	70.51
Obligations of state and political subdivisions—New York bank qualified	160,503	23.68	157,013	19.89	83,337	11.31
Single issuer, trust preferred securities	27,059	3.99	3,933	0.50	4,483	0.61
Corporate debt securities	173,307	25.57	189,058	23.95	129,200	17.53
Equity and other securities	15,882	2.34	4,940	0.63	56	0.01
Total marketable securities	677,871	100.00	789,315	100.00	736,815	99.97
Debt securities issued by foreign governments	—	—	—	—	250	0.03
Total	$677,871	100.00%	$789,315	100.00%	$737,065	100.00%

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life		Weighted Average Yield
December 31, 2011	AFS	HTM	AFS		HTM
Residential mortgage-backed securities	2.1 years	3.2 years	1.83%		4.61%
Agency notes (with original call dates ranging between 3 and 36 months)	1.0 years	1.0 years	0.62		1.49
Corporate debt securities	1.5 years	—	2.52		—
Obligations of state and political subdivisions	5.4 years	6.9 years	5.68	[1]	5.82	[1]

[1] Tax equivalent

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2011, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield on obligations of state and political subdivisions securities is presented on a tax-equivalent basis.

Available for sale	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$21,642	$21,739	1.86%
CMOs (Government National Mortgage Association)	5,666	5,667	1.08
Federal National Mortgage Association	2,137	2,211	3.30
Federal Home Loan Mortgage Corporation	38	37	6.18
Government National Mortgage Association	98	98	0.96
Total residential mortgage-backed securities	29,581	29,752	1.82
Agency notes
Federal National Mortgage Association Due after 1 year but within 5 years	501	501	0.50
Federal Home Loan Bank Due within 1 year	101	102	0.30
Federal Home Loan Mortgage Corporation Due after 1 year but within 5 years	376	383	1.00
Federal Farm Credit Bank Due after 1 year but within 5 years	251	251	1.10
Total obligations of U.S. government corporations and government- sponsored enterprises	30,810	30,989	1.78
Obligations of state and political institutions
Due within 1 year	1,623	1,639	5.28
Due after 1 year but within 5 years	1,230	1,278	4.98
Due after 5 years but within 10 years	3,895	4,297	5.49
Due after 10 years	14,423	15,563	5.84
Total obligations of state and political institutions	21,171	22,777	5.69
Single-issuer trust preferred securities Due after 10 years	28,506	27,059	6.17
Corporate debt securities
Due within 6 months	36,945	36,845	1.54
Due after 6 months but within 1 year	34,650	34,371	2.26
Due after 1 year but within 2 years	54,772	54,306	2.87
Due after 2 years but within 5 years	45,929	44,248	2.97
Due after 5 years but within 10 years	3,255	3,169	4.13
Due after 10 years	369	368	4.36
Total corporate debt securities	175,920	173,307	2.52
Equity and other securities	15,322	15,882	2.43
Total available for sale	$271,729	$270,014	2.89

Held to maturity	Carrying Value	Fair Value	Weighted Average Yield
Obligations of U.S. government corporations and government- sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,942	$4,134	5.78%
CMOs (Federal Home Loan Mortgage Corporation)	6,474	6,779	4.71
Federal National Mortgage Association	46,937	50,714	4.44
Federal Home Loan Mortgage Corporation	23,682	25,351	4.37
Government National Mortgage Association	4,132	4,735	6.48
Total residential mortgage-backed securities	85,167	91,713	4.60
Agency notes
Federal National Mortgage Association Due after 1 year but within 5 years	15,000	15,077	1.83
Due after 5 years but within 10 years	19,995	20,024	1.93
Due after 10 years	69,986	70,083	1.41
Federal Home Loan Bank Due after 1 year but within 5 years	5,000	5,003	1.00
Due after 5 years but within 10 years	39,992	40,023	1.18
Federal Home Loan Mortgage Corporation Due after 1 year but within 5 years	10,000	10,006	1.00
Due after 5 years but within 10 years	24,991	25,025	1.92
Total obligations of U.S. government corporations and government- sponsored enterprises	270,131	276,954	2.47
Obligations of state and political institutions
Due within 5 years but within 10 years	2,203	2,437	5.18
Due after 10 years	135,523	146,384	5.83
Total obligations of state and political institutions	137,726	148,821	5.82
Total held to maturity	$407,857	$425,775	3.60

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

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 52% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses in amounts generally up to $20 million. Loans to nondepository financial institutions, which include the Company’s residential mortgage warehouse funding product and loans to finance companies, represent approximately 16% of all loans. The Company’s equipment financing portfolio, which consists of finance leases for various types of business equipment, represents approximately 10% of all loans. The Company’s real estate loan portfolios, which represent approximately 21% of all loans, are secured by mortgages on real property located principally in the states of New York, New Jersey, Connecticut, Virginia and North Carolina. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions. Loans to borrowers located in the states of New York and New Jersey represent approximately 51% and 14%, respectively, of all loans. Loans to borrowers located in any other state do not exceed 10% of all loans.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years; there were no foreign loans outstanding at the end of each of the five most recent fiscal years.

December 31,	2011		2010		2009		2008		2007
	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$624,124	41.15%	$618,223	45.92%	$550,285	44.76%	$531,471	44.00%	$518,265	44.05%
Loans to nondepository institutions	246,587	16.26	112,882	8.38	35,591	2.90	N/A	—	N/A	—
Factored receivables	171,831	11.33	161,789	12.02	139,927	11.38	89,145	7.38	80,007	6.80
Equipment financing receivables	150,782	9.94	144,235	10.72	195,056	15.87	255,743	21.17	249,702	21.22
Real estate
Residential mortgage— portfolio	170,153	11.22	127,695	9.49	124,681	10.14	142,135	11.76	129,465	11.00
Residential mortgage— held for sale	43,372	2.86	32,049	2.38	33,889	2.76	23,403	1.94	23,756	2.02
Commercial mortgage	85,825	5.66	96,991	7.20	92,614	7.53	96,883	8.02	99,093	8.42
Construction and land development	13,621	0.90	25,624	1.90	24,277	1.97	25,249	2.09	37,161	3.16
Loans to individuals	10,376	0.68	11,370	0.84	12,984	1.06	18,959	1.57	12,103	1.03
Loans to depository institutions	10	—	15,425	1.15	20,000	1.63	25,000	2.07	27,000	2.30
Total	$1,516,681	100.00%	$1,346,283	100.00%	$1,229,304	100.00%	$1,207,988	100.00%	$1,176,552	100.00%

Based on contractual maturity date, the following table sets forth information regarding the Company’s commercial and industrial, factored receivables and construction and land development loans, as of December 31, 2011:

	Due One Year or Less	Due One to Five Years	Due After Five Years	Total Gross Loans
Commercial and industrial	$516,214	$87,992	$21,857	$626,063
Factored receivables	172,082	—	—	172,082
Real estate—construction and land development	13,030	591	—	13,621

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

Nonaccrual loans at December 31, 2011 decreased $286 thousand compared to December 31, 2010. This primarily reflected decreases of $180 thousand and $522 thousand in commercial and industrial loans and lease financing receivables, respectively, partially offset by an increase of $377 thousand in residential real estate mortgage loans. Net loan charge-offs in 2011 were $19.4 million lower than those in 2010 (primarily reflecting decreases in net charge-offs of $15.6 million for lease financing receivables and $4.1 million for commercial and industrial loans partially offset by a $0.8 million increase for residential real estate mortgage loans). A worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in the historical levels.

The following table sets forth the amount of domestic nonaccrual and past due loans of the Company at the end of each of the five most recent fiscal years; there were no foreign loans accounted for on a nonaccrual basis. At December 31, 2011, approximately $6.4 million of equipment financing receivables and residential real estate loans were troubled debt restructurings. See Note 5 beginning on page 77 for additional discussion. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

December 31,	2011	2010	2009	2008	2007
Gross loans	$1,534,779	$1,365,296	$1,254,946	$1,245,263	$1,249,128
Nonaccrual loans
Commercial and industrial	$834	$1,014	$4,231	$816	$610
Factored receivables	—	—	—	—	—
Equipment financing receivables	370	892	11,960	3,387	2,571
Real estate—residential mortgage	1,991	1,614	1,786	3,078	2,786
Real estate—commercial mortgage	3,124	3,124	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	39	—	—	63	416
Total nonaccrual loans	6,358	6,644	17,977	7,344	6,383
Past due 90 days or more (other than the above)	165	314	1,194	821	1,329
Restructured loans (other than the above)	5,851	5,829	5,176	70	—
Total	$12,374	$12,787	$24,347	$8,235	$7,712
Interest income that would have been earned on nonaccrual loans outstanding	$780	$902	$1,463	$731	$655
Applicable interest income actually realized on nonaccrual loans outstanding	$200	$204	$743	$321	$222
Nonaccrual and past due loans as a percentage of total gross loans	0.43%	0.51%	1.53%	0.66%	0.62%

Interest income that would have been earned in 2011 on restructured loans amounted to $582 thousand. Interest income actually realized in 2011 on restructured loans was $335 thousand.

At December 31, 2011, commercial and industrial nonaccruals represented 0.13% of commercial and industrial loans. There were 2 loans made to borrowers located in 1 state with balances ranging between approximately $39.0 thousand and $794.9 thousand.

At December 31, 2011, equipment financing nonaccruals represented 0.25% of lease financing receivables. The lessees of the equipment are located in 6 states. There were 11 leases ranging between approximately $0.3 thousand and $110.0 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principals and/or guarantors, and obtaining judgments against the lessee, the principals and/or guarantors. The balance is charged off at the earlier of the date when the lease is past due 120 days or the date when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At December 31, 2011, residential real estate nonaccruals represented 1.17% of residential real estate loans held in portfolio. There were 12 loans ranging between approximately $0.3 thousand and $658.0 thousand secured by properties located in 4 states.

At December 31, 2011, commercial real estate nonaccruals represented 3.64% of commercial real estate loans. There was one loan for $745.3 thousand and another for $2.4 million secured by property located in 1 state.

At December 31, 2011, other real estate owned consisted of 6 properties valued between $100.0 thousand and $554.6 thousand located in 3 states.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan losses methodology includes allowance allocations calculated in accordance with FASB Codification Topic 310, Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogenous pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 5—Loans and Allowance for Loan Losses in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the methodology for estimating the appropriate level of the allowance for loan losses.

At December 31, 2011, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.36% and the allowance was $20.0 million. Loans 90 days past due and still accruing amounted to $165 thousand. At such date, the Company’s nonaccrual loans amounted to $6.4 million; $3.7 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totaling $1.1 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of December 31, 2011. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision taken in 2011. We did not have any potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms.

The following table sets forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years:

Years Ended December 31,	2011	2010	2009	2008	2007
Average loans held in portfolio, net of unearned discounts, during year	$1,351,407	$1,227,049	$1,154,041	$1,120,362	$1,049,206
Allowance for loan losses:
Balance at beginning of year	$18,238	$19,872	$16,010	$15,085	$16,288
Charge-offs:
Commercial and industrial	2,909	7,212	4,945	2,610	2,620
Factored receivables	358	665	514	581	243
Equipment financing receivables	8,266	22,509	19,115	3,886	3,345
Real estate—residential mortgage	1,266	351	312	58	215
Real estate—commercial mortgage	—	129	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	30	231	—	—	67
Total charge-offs	12,829	31,097	24,886	7,135	6,490
Recoveries:
Commercial and industrial	146	312	1,042	297	219
Factored receivables	79	239	63	26	31
Equipment financing receivables	2,255	902	345	294	316
Real estate—residential mortgage	165	—	102	61	30
Real estate—commercial mortgage	—	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	48	—	69	110
Total recoveries	2,645	1,501	1,552	747	706
Subtract:
Net charge-offs	10,184	29,596	23,334	6,388	5,784
Provision for loan losses	12,000	28,500	27,900	8,325	5,853
Less loss on transfers to other real estate owned	25	538	704	1,012	1,272
Balance at end of year	$20,029	$18,238	$19,872	$16,010	$15,085

Ratio of net charge-offs to average loans held in portfolio, net of unearned discounts, during year	0.75%	2.41%	2.02%	0.57%	0.55%

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

December 31,	2011		2010		2009		2008		2007
	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio
Domestic
Commercial and industrial	$7,647	42.36%	$7,454	47.04%	$6,082	46.03%	$5,530	44.87%	$5,655	44.96%
Loans to nondepository institutions	1,369	16.74	564	8.59	—	2.98	—	—	—	—
Factored receivables	1,450	11.66	1,424	12.31	971	11.70	933	7.52	1,083	6.94
Equipment financing receivables	3,515	10.24	3,423	10.97	10,249	16.32	6,130	21.59	5,398	21.66
Real estate—residential mortgage (portfolio)	3,490	11.55	2,497	9.72	1,646	10.43	2,355	12.00	1,988	11.23
Real estate—commercial mortgage	2,151	5.83	2,275	7.38	560	7.75	674	8.18	613	8.60
Real estate—construction and land development	165	0.92	310	1.95	149	2.03	175	2.13	183	3.22
Loans to individuals	104	0.70	119	0.87	80	1.09	88	1.60	15	1.05
Loans to depository institutions	—	—	46	1.17	—	1.67	88	2.11	54	2.34
Unallocated	138	—	126	—	135	—	37	—	96	—
Total	$20,029	100.00%	$18,238	100.00%	$19,872	100.00%	$16,010	100.00%	$15,085	100.00%

During 2011, the allowance for loan losses increased $1.8 million from $18.2 million at December 31, 2010 principally due to increases in the allowance allocated to real estate residential mortgages ($1.0 million) and loans to nondepository financial institutions ($0.8 million). The increase in the allowance allocated to residential real estate mortgages was primarily due to higher levels of nonaccrual loans. The increase in the allowance allocated to loans to nondepository financial institutions was primarily due to higher loan balances in this category.

During 2010, the allowance for loan losses decreased $1.6 million from $19.9 million at December 31, 2009 primarily due to a reduction in the allowance allocated to lease financing receivables ($6.8 million) partially offset by increases in the allowance allocated to commercial and industrial loans ($1.4 million), factored receivables ($0.5 million), real estate residential mortgage loans ($0.9 million), and real estate commercial mortgage loans ($1.7 million) and real estate construction and land development loans ($0.2 million). The allowance allocated to lease financing receivables decreased primarily as a result of the lower level of lease financing receivables nonaccrual balances. The increase of the allowance allocated to commercial and industrial loans was primarily the result of the unsteady economic recovery. The allowance to factored receivables increased based on the continued weakening in the consumer sectors. The increase in the allowance allocated to real estate residential mortgage loans was primarily due to the persistent decline in residential real estate values. As a result of the disruption in the commercial real estate markets, the allowance allocated to real estate commercial mortgage loans and to real estate construction and land development loans was increased.

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

The allowance allocated to real estate-residential mortgage loans decreased primarily due to lower nonaccrual loan balances at December 31, 2009 compared to December 31, 2008 coupled with a decrease in the specific valuation allowance for impaired loans. During the fourth quarter of 2009 the level of the allowance for loan losses benefited from a recovery of $0.9 million on a loan charged off in a prior period.

Deposits

A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally certificates of deposit).

The following table provides certain information with respect to the Company’s deposits at the end of each of the three most recent fiscal years:

December 31,	2011		2010		2009
	Balances	% of Total	Balances	% of Total	Balances	% of Total
Domestic
Demand	$765,800	38.50%	$570,290	32.63%	$546,332	34.56%
NOW	177,495	8.93	200,521	11.47	266,343	16.85
Savings	18,566	0.93	18,931	1.08	17,497	1.11
Money Market	369,362	18.57	342,755	19.61	308,175	19.50
Time deposits less than $100 thousand	116,049	5.83	126,834	7.26	140,678	8.90
Time deposits greater than $100 thousand	541,799	27.24	488,433	27.95	301,057	19.04
Total domestic deposits	1,989,071	100.00	1,747,764	100.00	1,580,082	99.96
Foreign
Demand	—	—	—	—	5	—
Time deposits greater than $100 thousand	—	—	—	—	580	0.04
Total foreign deposits	—	—	—	—	585	0.04
Total deposits	$1,989,071	100.0%	$1,747,764	100.0%	$1,580,667	100.00%

The Company began participating in the Certificate of Deposit Account Registry Service (“CDARS”) on January 22, 2009. CDARS deposits totaled approximately $164.5 million at December 31, 2011 and averaged approximately $224.6 million for the year ended December 31, 2011. CDARS deposits totaled approximately $180.7 million at December 31, 2010 and averaged approximately $184.2 million for the year ended December 31, 2010.

Scheduled maturities of time deposits at December 31, 2011 were as follows:

2012	$608,442
2013 and later	49,406
$657,848

Scheduled maturities of time deposits in amounts of $100,000 or more at December 31, 2011 were as follows:
Due within 3 months or less	$220,594
Due after 3 months and within 6 months	197,561
Due after 6 months and within 12 months	95,593
Due after 12 months	28,051
$541,799

Fluctuations of balances in total or among categories at any date can occur based on the Company’s mix of assets and liabilities, as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 48.

Sterling Bancorp

CONSOLIDATED AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST EARNINGS[1]

Years Ended December 31,	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other banks	$93,561	$227	0.24%	$31,960	$75	0.23%	$36,804	$85	0.23%
Investment securities
Available for sale—taxable	351,348	8,788	2.50	394,635	10,863	2.75	350,069	16,575	4.73
Held to maturity—taxable	322,312	8,078	2.51	252,915	10,879	4.30	320,655	15,070	4.70
Tax-exempt[2]	157,308	9,784	6.22	120,634	7,422	6.15	48,761	2,907	5.96
Federal Reserve and Federal
Home Loan Bank stock	8,770	374	4.27	8,617	448	5.20	9,487	516	5.45
Loans, net of unearned discounts[3]	1,379,361	73,241	5.65	1,262,403	70,104	5.98	1,195,266	71,788	6.38
TOTAL INTEREST-EARNING ASSETS	2,312,660	100,492	4.51%	2,071,164	99,791	5.04%	1,961,042	106,941	5.65%
Cash and due from banks	39,734			36,810			31,118
Allowance for loan losses	(19,951)			(21,668)			(19,107)
Goodwill	22,901			22,901			22,901
Other	152,840			135,362			118,267
TOTAL ASSETS	$2,508,184			$2,244,569			$2,114,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,474	8	0.04%	$18,631	11	0.06%	$18,012	18	0.10%
NOW	210,443	372	0.18	209,197	472	0.23	211,121	620	0.29
Money market	367,090	2,475	0.67	336,233	2,805	0.83	333,647	3,252	0.97
Time	729,053	5,583	0.77	558,886	6,297	1.13	375,164	7,993	2.13
Foreign
Time	—	—	—	317	3	1.09	578	6	1.09
Total interest-bearing deposits	1,325,060	8,438	0.64	1,123,264	9,588	0.85	938,522	11,889	1.27
Borrowings
Securities sold under agreements to repurchase—customers	42,911	186	0.43	47,674	229	0.48	72,892	353	0.48
Securities sold under agreements to repurchase—dealers	5,186	66	1.27	5,618	44	0.79	—	—	—
Federal funds purchased	10,926	14	0.13	33,192	74	0.22	25,075	51	0.21
Commercial paper	14,454	43	0.30	14,718	45	0.30	13,107	67	0.51
Short-term borrowings—FHLB				—	—	—	3,411	11	0.31
Short-term borrowings—FRB				3,699	9	0.25	154,726	398	0.26
Short-term borrowings—other	3,666	2	0.07	7,306	18	0.25	1,864	—	—
Advances—FHLB	129,558	2,144	1.66	132,577	3,482	2.63	149,207	4,432	2.97
Long-term borrowings—subordinated debentures	25,774	2,094	8.38	25,774	2,094	8.38	25,774	2,094	8.38
Total borrowings	232,475	4,549	1.96	270,558	5,995	2.22	446,056	7,406	1.66
Total interest-bearing liabilities	1,557,535	12,987	0.83%	1,393,822	15,583	1.12%	1,384,578	19,295	1.39%
Noninterest-bearing demand deposits	596,608	—		489,184	—		441,087	—
Total including noninterest-bearing demand deposits	2,154,143	12,987	0.61%	1,883,006	15,583	0.83%	1,825,665	19,295	1.06%
Other liabilities	129,221			148,410			130,331
Total Liabilities	2,283,364			2,031,416			1,955,996
Shareholders’ equity	224,820			213,153			158,225
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,508,184			$2,244,569			$2,114,221
Net interest income/spread		87,505	3.68%		84,208	3.92%		87,646	4.26%
Net yield on interest-earning assets			3.92%			4.25%			4.63%
Less: Tax-equivalent adjustment		3,428			2,601			1,021
Net interest income		$84,077			$81,607			$86,625

[1]

The average balances of assets, liabilities and shareholders’ equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to prior period amounts to conform to current presentation.

[2]	Interest on tax-exempt securities included herein is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

Sterling Bancorp
CONSOLIDATED RATE/VOLUME ANALYSIS[1]

Increase (Decrease) from Years Ended,	December 31, 2010 to December 31, 2011			December 31, 2009 to December 31, 2010
	Volume	Rate	Total[2]	Volume	Rate	Total[2]
	(in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks	$149	$3	$152	$(10)	$—	$(10)
Investment securities
Available for sale—taxable	(1,134)	(941)	(2,075)	1,901	(7,613)	(5,712)
Held to maturity—taxable	2,484	(5,285)	(2,801)	(2,987)	(1,204)	(4,191)
Tax-exempt	2,277	85	2,362	4,419	96	4,515
Total	3,627	(6,141)	(2,514)	3,333	(8,721)	(5,388)
Federal Reserve and Federal Home Loan Bank stock	8	(82)	(74)	(45)	(23)	(68)
Loans, net of unearned discounts[3]	7,188	(4,051)	3,137	3,723	(5,407)	(1,684)
TOTAL INTEREST INCOME	$10,972	$(10,271)	$701	$7,001	$(14,151)	$(7,150)
INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(3)	$(3)	$1	$(8)	$(7)
NOW	3	(103)	(100)	(7)	(141)	(148)
Money market	241	(571)	(330)	25	(472)	(447)
Time	1,618	(2,332)	(714)	2,965	(4,661)	(1,696)
Foreign
Time	(3)	—	(3)	(3)	—	(3)
Total interest-bearing deposits	1,859	(3,009)	(1,150)	2,981	(5,282)	(2,301)
Borrowings
Securities sold under agreements to repurchase—customers	(21)	(22)	(43)	(124)	—	(124)
Securities sold under agreements to repurchase—dealers	(3)	25	22	44	—	44
Federal funds purchased	(37)	(23)	(60)	20	3	23
Commercial paper	(2)	—	(2)	8	(30)	(22)
Short-term borrowings—FHLB	—	—	—	(11)	—	(11)
Short-term borrowings—FRB	(9)	—	(9)	(375)	(14)	(389)
Short-term borrowings—other	(7)	(9)	(16)	—	18	18
Advances—FHLB	(77)	(1,261)	(1,338)	(469)	(481)	(950)
Total borrowings	(156)	(1,290)	(1,446)	(907)	(504)	(1,411)
TOTAL INTEREST EXPENSE	$1,703	$(4,299)	$(2,596)	$2,074	$(5,786)	$(3,712)
NET INTEREST INCOME	$9,269	$(5,972)	$3,297	$4,927	$(8,365)	$(3,438)

[1]	Amounts are presented on a tax-equivalent basis.

[2]

The change in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for foreign time deposits and short-term borrowings—FRB has been allocated entirely to the volume variance.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at December 31, 2011, presented on page 56, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of December 31, 2011, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2011, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.4% ($2.8 million) and a 5.0% ($6.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.8% ($0.9 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2011 was considered to be remote given then-current interest rate levels. As of December 31, 2010, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.4% ($3.7 million) and a 6.8% ($7.2 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.9% ($1.0 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2010 was considered to be remote given then-current interest rate levels.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2012.

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

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its non-bank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for the year to date combined with its retained net profits for the preceding two calendar years (see Note 16 on page 96).

In December 2008, under the U.S. Treasury’s TARP Capital Purchase Program, we issued to the U.S. Treasury 42,000 of the parent company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, liquidation preference of $1,000 per share (“Series A Preferred Shares”) and a 10-year warrant to purchase up to 516,817 of the parent company’s common shares. On April 27, 2011, the parent company paid $42.4 million to the U.S. Treasury for the repurchase in full of the Series A Preferred Shares. As a result of this action, the Series A Preferred Shares were redeemed in full, eliminating an annual dividend of $2.1 million. In this connection, in determining net income available to common shareholders, the Company recognized in the second quarter of 2011 a $1.2 million charge for accelerated accretion which represents the difference between the carrying value and the liquidation value for the repurchased Series A Preferred Shares. On May 18, 2011, the parent company paid approximately $0.95 million to the U.S. Treasury to repurchase the 10-year warrant in full. The parent company’s repurchase of the warrant concluded its participation in the TARP Capital Purchase Program.

At December 31, 2011, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $14.5 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $45.6 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

OFF BALANCE SHEET ARRANGEMENTS, COMMITMENTS, GUARANTEES, AND CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2011. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	After 5 Years
Long-Term Debt[1]	$148,507	$21,468	$994	$271	$—	$100,000	$25,774
Operating Leases	44,923	4,518	4,482	4,747	4,550	3,789	22,837
Total Contractual Cash Obligations	$193,430	$25,986	$5,476	$5,018	$4,550	$103,789	$48,611

[1] Based on contractual maturity date.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	After 5 Years
Residential Loans	$55,164	$55,164	$—	$—	$—	$—	$—
Commercial Loans	20,316	12,223	8,093	—	—	—	—
Total Loan Commitments	75,480	67,387	8,093	—	—	—	—
Standby Letters of Credit	27,770	21,709	6,061	—	—	—	—
Other Commercial Commitments	61,780	61,550	—	—	—	—	230
Total Commercial Commitments	$165,030	$150,646	$14,154	$—	$—	$—	$230

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business the Company enters into various transactions, which in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. The Company also holds certain assets which are not included in its consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of its trust customers and certain collateral funds resulting from acting as an agent in its securities lending program.

Commitments to Extend Credit

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2011 are included in the table above.

Standby Letters of Credit

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2011 are included in the table above. The Company holds primarily cash or cash equivalents as collateral supporting these commitments.

The Company is obligated under certain unfunded benefit plans to make payments to individuals upon their retirement. While the Company is not aware of any near term plans for retirement of executive officers at this time, actuarial expected benefit payments are disclosed in Note 18 beginning on page 98 based on eligibility.

While past performance is not a guarantee of future performance, management believes that the parent company’s funding sources (including dividends from all its subsidiaries) and the bank’s funding sources will be adequate to meet their liquidity requirements in the future.

The liquidity position of the parent company and the bank is regularly monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital at December 31, 2011 and December 31, 2010 is presented in Note 22 beginning on page 110. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2011, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

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

The elements currently comprising Tier 1 capital and Tier 2 capital, the minimum Tier 1 capital and total capital ratios and the minimum leverage ratio may in the future be subject to change, as discussed in greater detail under the caption “SUPERVISION AND REGULATION” beginning on page 3.

IMPACT OF INFLATION AND CHANGING PRICES

The Company’s financial statements included herein have been prepared in accordance with U.S. GAAP, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than do changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “RISKS RELATED TO THE COMPANY’S BUSINESS” beginning on page 15 and under the caption “ASSET/LIABILITY MANAGEMENT” beginning on page 50.

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total
ASSETS
Interest-bearing deposits with other banks	$126,448	$—	$—	$—	$—	$—	$126,448
Investment securities	69,443	183,965	145,612	25,159	253,692	—	677,871
Commercial and industrial loans	482,449	65,196	77,629	789	—	(1,939)	624,124
Equipment financing receivables	328	7,721	104,030	52,058	2,553	(15,908)	150,782
Factored receivables	172,082	—	—	—	—	(251)	171,831
Real estate—residential mortgage	26,711	49,737	35,615	33,359	68,103	—	213,525
Real estate—commercial mortgage	17,596	15,428	39,854	12,947	—	—	85,825
Real estate—construction loans	—	13,030	591	—	—	—	13,621
Loans to individuals	8,950	532	894	—	—	—	10,376
Loans to nondepository institutions	199,899	23,328	23,306	—	54	—	246,587
Loans to depository institutions	10	—	—	—	—	—	10
Noninterest-earning assets and allowance for loan losses	—	—	—	—	—	172,297	172,297
Total Assets	1,103,916	358,937	427,531	124,312	324,402	154,199	2,493,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings	—	—	18,566	—	—	—	18,566
NOW	—	—	177,495	—	—	—	177,495
Money market	267,745	—	101,617	—	—	—	369,362
Time—domestic	249,245	359,197	49,406	—	—	—	657,848
Securities sold under agreements to repurchase—customers	47,313	—	—	—	—	—	47,313
Securities sold under agreements to repurchase—dealers	—	5,000	—	—	—	—	5,000
Commercial paper	13,485	—	—	—	—	—	13,485
Advances—FHLB	100,000	20,000	2,733	—	—	—	122,733
Long-term borrowings—subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	—	1,055,721	1,055,721
Total Liabilities and Shareholders’ Equity	677,788	384,197	349,817	—	25,774	1,055,721	2,493,297
Net Interest Rate Sensitivity Gap	$426,128	$(25,260)	$77,714	$124,312	$298,628	$(901,522)	$—
Cumulative Gap at December 31, 2011	$426,128	$490,868	$478,582	$602,894	$901,522	$—	$—
Cumulative Gap at December 31, 2010	$377,384	$308,139	$289,256	$468,057	$786,799	$—	$—
Cumulative Gap at December 31, 2009	$215,345	$223,572	$238,762	$348,921	$707,012	$—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011, and the statements of condition of Sterling National Bank as of December 31, 2011 and 2010, notes thereto and the Reports of Independent Registered Public Accounting Firms thereon appear on pages 58–115.

Sterling Bancorp
CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
	(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$31,046	$26,824
Interest-bearing deposits with other banks	126,448	40,503
Securities available for sale (at estimated fair value; pledged: $146,429 in 2011 and $95,311 in 2010)	270,014	390,080
Securities held to maturity (pledged: $206,282 in 2011 and $212,606 in 2010) (estimated fair value: $425,775 in 2011 and $400,453 in 2010)	407,857	399,235
Total investment securities	677,871	789,315
Loans held for sale	43,372	32,049
Loans held in portfolio, net of unearned discounts	1,473,309	1,314,234
Less allowance for loan losses	20,029	18,238
Loans, net	1,453,280	1,295,996
Federal Reserve and Federal Home Loan Bank stock, at cost	8,486	9,365
Customers’ liability under acceptances	4	—
Goodwill	22,901	22,901
Premises and equipment, net	23,625	15,909
Other real estate	1,929	182
Accrued interest receivable	6,838	8,280
Cash surrender value of life insurance policies	53,446	51,512
Other assets	44,051	67,621
Total assets	$2,493,297	$2,360,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$765,800	$570,290
Savings, NOW and money market deposits	565,423	562,207
Time deposits	657,848	615,267
Total deposits	1,989,071	1,747,764
Securities sold under agreements to repurchase—customers	47,313	23,016
Securities sold under agreements to repurchase—dealers	5,000	5,000
Federal funds purchased	—	15,000
Commercial paper	13,485	14,388
Short-term borrowings—other	—	3,490
Advances—FHLB	122,733	144,173
Long-term borrowings—subordinated debentures	25,774	25,774
Total borrowings	214,305	230,841
Acceptances outstanding	4	—
Accrued interest payable	1,064	1,314
Due to factored clients	—	91,543
Accrued expenses and other liabilities	68,032	66,253
Total liabilities	2,272,476	2,137,715
Commitments and contingent liabilities
Shareholders’ Equity
Preferred shares, Series A, $5 par value per share; $1,000 liquidation value. Authorized 644,389 shares; issued -0- and 42,000 shares, respectively	—	40,602
Common shares, $1 par value per share. Authorized 50,000,000 shares; issued 35,225,110 and 31,138,545 shares, respectively	35,225	31,139
Warrant to purchase common shares	—	2,615
Capital surplus	270,869	236,437
Retained earnings	15,523	11,392
Accumulated other comprehensive loss	(14,216)	(12,887)
Common shares in treasury at cost, 4,300,278 and 4,297,782 shares, respectively	(86,580)	(86,556)
Total shareholders’ equity	220,821	222,742
Total liabilities and shareholders’ equity	$2,493,297	$2,360,457

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2011	2010	2009
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans	$73,241	$70,104	$71,788
Investment securities
Available for sale—taxable	8,788	10,863	16,575
Held to maturity—taxable	8,079	10,879	15,070
Tax exempt	6,358	4,824	1,889
Federal Reserve and Federal Home Loan Bank stock	371	445	513
Deposits with other banks	227	75	85
Total interest income	97,064	97,190	105,920
INTEREST EXPENSE
Deposits
Savings, NOW and Money Market	2,855	3,288	3,890
Time	5,583	6,300	7,999
Securities sold under agreements to repurchase—customers	186	229	353
Securities sold under agreements to repurchase—dealers	66	44	—
Federal funds purchased	14	74	51
Commercial paper	43	45	67
Short-term borrowings—FHLB	—	—	11
Short-term borrowings—FRB	—	9	398
Short-term borrowings—other	2	18	—
Advances—FHLB	2,144	3,482	4,432
Long-term borrowings—subordinated debentures	2,094	2,094	2,094
Total interest expense	12,987	15,583	19,295
Net interest income	84,077	81,607	86,625
Provision for loan losses	12,000	28,500	27,900
Net interest income after provision for loan losses	72,077	53,107	58,725
NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	24,381	23,572	18,320
Service charges on deposit accounts	5,654	6,250	5,943
Trade finance income	2,222	2,264	1,891
Other customer related service charges and fees	943	777	929
Mortgage banking income	6,315	8,164	9,476
Trust fees	53	329	450
Income from life insurance policies	1,140	1,138	1,098
Securities gains	1,726	3,928	5,561
Loss on other real estate owned	—	(64)	(32)
Other income	1,626	1,275	514
Total noninterest income	44,060	47,633	44,150
NONINTEREST EXPENSES
Salaries	43,748	41,586	39,875
Employee benefits	13,898	12,220	12,293
Total personnel expense	57,646	53,806	52,168
Occupancy and equipment expenses, net	13,248	12,296	11,278
Advertising and marketing	2,792	3,381	3,167
Professional fees	5,219	5,464	5,147
Communications	1,756	1,691	1,665
Deposit insurance	2,747	3,809	4,153
Other expenses	10,937	11,109	10,967
Total noninterest expenses	94,345	91,556	88,545
Income before income taxes	21,792	9,184	14,330
Provision for income taxes	4,196	2,158	4,908
Net income	17,596	7,026	9,422
Dividends on preferred shares and accretion	2,074	2,589	2,773
Net income available to common shareholders	$15,522	$4,437	$6,649
Average number of common shares outstanding
Basic	30,038,047	24,492,279	18,104,619
Diluted	30,038,047	24,495,044	18,126,333
Net income available to common shareholders, per average common share
Basic	$0.51	$0.18	$0.37
Diluted	0.51	0.18	0.37
Dividends per common share	0.36	0.36	0.56

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Years Ended December 31,	2011	2010	2009
	(dollars in thousands)
Net income	$17,596	$7,026	$9,422
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities and other investments, arising during the year	(180)	2,101	3,039
Reclassification adjustment for gains included in net income	(958)	(2,145)	(3,037)
Pension liability adjustment—net actuarial (losses) gains	(2,006)	(1,940)	1,935
Reclassification adjustment for amortization of:
Prior service cost	35	36	36
Net actuarial losses	1,780	1,460	1,887
Other comprehensive (loss) income	(1,329)	(488)	3,860
Comprehensive income	$16,267	$6,538	$13,282

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS ’ EQUITY

Years Ended December 31,	2011	2010	2009
	(dollars in thousands)
PREFERRED SHARES
Balance at beginning of year	$40,602	$40,113	$39, 440
Redemption	(42,000)	—	—
Discount accretion	1,398	489	673
Balance at end of year	$—	$40,602	$40,113
COMMON SHARES
Balance at beginning of year	$31,139	$22,227	$22,203
Common shares issued—public offering	4,025	8,625	—
Common shares issued under stock incentive plan	61	287	24
Balance at end of year	$35,225	$31,139	$22,227
WARRANT TO PURCHASE COMMON SHARES
Balance at beginning of year	$2,615	$2,615	$2,615
Repurchase	(2,615)	—	—
Balance at end of year	$—	$2,615	$2,615
CAPITAL SURPLUS
Balance at beginning of year	$236,437	$178,734	$178,417
Common shares issued—public offering	32,429	56,256	—
Restricted shares issued	(61)	—	—
Common shares issued under stock incentive plan and related tax benefits	—	1,190	185
Stock option compensation expense	394	257	132
Repurchase of warrants	1,670	—	—
Balance at end of year	$270,869	$236,437	$178,734
RETAINED EARNINGS
Balance at beginning of year	$11,392	$15,828	$19,088
Net income	17,596	7,026	9,422
Cash dividends paid—common shares	(11,122)	(8,873)	(10,131)
Cash dividends paid—preferred shares	(945)	(2,100)	(1,878)
Discount accretion on Series A preferred shares	(1,398)	(489)	(673)
Balance at end of year	$15,523	$11,392	$15,828
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(12,887)	$(12,399)	$(16,259)
Other comprehensive (loss)/income, net of tax	(1,329)	(488)	3,860
Balance at end of year	$(14,216)	$(12,887)	$(12,399)
TREASURY SHARES
Balance at beginning of year	$(86,556)	$(85,168)	$(85,024)
Surrender of shares issued under stock incentive plan	(24)	(1,388)	(144)
Balance at end of year	$(86,580)	$(86,556)	$(85,168)
TOTAL SHAREHOLDERS’ EQUITY
Balance at beginning of year	$222,742	$161,950	$160,480
Net changes during the year	(1,921)	60,792	1,470
Balance at end of year	$220,821	$222,742	$161,950

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$17,596	$7,026	$9,422
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Provision for loan losses	12,000	28,500	27,900
Depreciation and amortization of premises and equipment	3,256	2,436	2,195
Securities gains	(1,726)	(3,928)	(5,561)
Income from life insurance policies, net	(625)	(1,135)	(1,388)
Deferred income tax provision (benefit)	2,079	(2,430)	(6,344)
Proceeds from sale of loans	370,681	493,147	618,857
Gains on sales of loans, net	(6,335)	(8,176)	(9,480)
Originations of loans held for sale	(376,674)	(484,395)	(619,863)
Amortization of premiums on investment securities	8,914	6,993	2,269
Accretion of discounts on investment securities	(467)	(559)	(1,350)
Decrease (Increase) in accrued interest receivable	1,442	721	(85)
(Decrease) Increase in accrued interest payable	(250)	23	(755)
(Decrease) Increase in due to factored clients	(91,543)	9,142	31,780
Increase (Decrease) in accrued expenses and other liabilities	623	8,742	(10,150)
Increase in other assets	(1,219)	(8,139)	(6,707)
Loss on OREO	—	64	32
Net cash (used in) provided by operating activities	(62,248)	48,032	30,772
INVESTING ACTIVITIES
Purchase of premises and equipment	(10,972)	(8,687)	(1,149)
Net increase in interest-bearing deposits with other banks	(85,945)	(3,545)	(23,009)
Net (increase) decrease in loans held in portfolio	(181,334)	(126,361)	13,778
Net decrease (increase) in short-term factored receivables	11,007	(21,862)	(30,729)
Proceed from sale of other real estate	193	1,259	1,654
Proceeds from calls/sales of securities—available for sale	275,428	486,191	395,632
Proceeds from calls of securities—held to maturity	322,500	142,380	40,000
Proceed from sales of securities—held to maturity	2,141	—	—
Proceeds from prepayments, redemptions or maturities of securities—held to maturity	47,567	64,327	82,059
Proceeds from redemptions of Federal Home Loan Bank Stock	1,089	977	4,725
Purchases of securities—held to maturity	(379,731)	(209,964)	(211,552)
Proceeds from prepayments, redemptions or maturities—available for sale	335,663	210,749	132,043
Purchases of securities—available for sale	(477,139)	(744,344)	(378,790)
Purchases of Federal Home Loan Bank stock	(210)	(1,860)	(503)
Cash paid in acquisition	—	—	(21,333)
Net cash (used in) provided by investing activities	(139,743)	(210,740)	2,826
FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	195,510	23,953	81,752
Net increase (decrease) in savings, NOW, money market deposits	3,216	(29,808)	27,810
Net increase in time deposits	42,581	172,952	113,281
Net decrease in Federal funds purchased	(15,000)	(26,000)	(90,000)
Net increase (decrease) in securities sold under agreements to repurchase	24,297	6,968	(23,286)
Net (decrease) increase in commercial paper and other short-term borrowings	(4,393)	(51,928)	(118,264)
(Decrease) Increase in long-term borrowings	(21,440)	14,173	(20,000)
Proceeds from exercise of stock options	—	403	197
Proceeds from issuance of common shares	36,454	64,881	—
Cash dividends paid on common shares	(11,122)	(8,873)	(10,131)
Cash dividends paid on preferred shares	(945)	(2,100)	(1,878)
Net redemption of preferred shares and common share warrants	(42,945)	—	—
Net cash provided by (used in) financing activities	206,213	164,621	(40,519)
Net increase (decrease) in cash and due from banks	4,222	1,913	(6,921)
Cash and due from banks—beginning of year	26,824	24,911	31,832
Cash and due from banks—end of year	$31,046	$26,824	$24,911
Supplemental disclosure of cash flow information:
Interest paid	$13,237	$15,559	$20,051
Income taxes paid	5,748	4,011	5,759
Loans held for sale transferred to portfolio	1,004	1,264	—
Loans in portfolio transferred to other real estate	2,048	533	2,069
Due to brokers on purchases of securities held to maturity	943	4,998	—

See Notes to Consolidated Financial Statements.

Sterling National Bank
CONSOLIDATED STATEMENTS OF CONDITION

December 31,	2011	2010
	(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$31,034	$26,792
Interest-bearing deposits with other banks	126,448	40,503

Securities available for sale (at estimated fair value; pledged: $146,429 in 2011 and $95,311 in 2010)	261,442	383,994
Securities held to maturity (pledged: $206,282 in 2011 and $212,606 in 2010) (estimated fair value: $425,775 in 2011 and $400,453 in 2010)	407,857	399,235
Total investment securities	669,299	783,229
Loans held for sale	43,372	32,049

Loans held in portfolio, net of unearned discounts	1,463,182	1,298,864
Less allowance for loan losses	20,029	18,238
Loans, net	1,443,153	1,280,626
Federal Reserve and Federal Home Loan bank stock, at cost	8,486	9,365
Customers’ liability under acceptances	4	—
Goodwill	1,742	1,742
Premises and equipment, net	23,622	15,902
Other real estate	1,929	182
Accrued interest receivable	6,642	8,109
Cash surrender value of life insurance policies	48,838	47,408
Other assets	53,136	73,133
Total assets	$2,457,705	$2,319,040

LIABILITIES AND SHAREHOLDER’S EQUITY
Noninterest-bearing demand deposits	$786,673	$607,914
Savings, NOW and money market deposits	567,021	565,653
Time deposits	657,848	615,267
Total deposits	2,011,542	1,788,834
Securities sold under agreements to repurchase—customers	47,313	23,016
Securities sold under agreements to repurchase—dealers	5,000	5,000
Federal funds purchased	—	15,000
Short-term borrowings—other	—	3,490
Advances—FHLB	122,733	144,173
Acceptances outstanding	4	—
Accrued interest payable	1,062	1,306
Due to factored clients	—	91,543
Accrued expenses and other liabilities	64,807	61,018
Total liabilities	2,252,461	2,133,380
Commitments and contingent liabilities
Shareholder’s Equity
Common shares, $50 par value per share; Authorized and issued, 358,526 shares	17,926	17,926
Capital surplus	51,263	51,263
Undivided profits	146,888	125,983
Accumulated other comprehensive loss	(10,833)	(9,512)
Total shareholder’s equity	205,244	185,660
Total liabilities and shareholder’s equity	$2,457,705	$2,319,040

See Notes to Consolidated Financial Statements.

Sterling Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sterling Bancorp is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term the “Company” refers to Sterling Bancorp and its consolidated subsidiaries and the term the “bank” refers to Sterling National Bank and its consolidated subsidiaries, while the term the “parent company” refers to Sterling Bancorp but not its subsidiaries. The Company provides a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, factoring/accounts receivable management services, trade financing, equipment financing, and deposit services. The Company has operations principally in New York and conducts business throughout the United States.

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which, effective for all interim and annual periods ending after September 15, 2009, principally consist of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). FASB Codification Topic 105: Generally Accepted Accounting Principles establishes the FASB Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”), under authority of federal securities laws, are also sources of authoritative guidance for SEC registrants. All guidance contained in the FASB Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the FASB Codification is superseded and deemed non-authoritative.

The following summarizes the significant accounting policies of the Company with specific references to the FASB Codification.

(a) Basis of Presentation

The consolidated financial statements include the accounts of the parent company and its subsidiaries, principally the bank, after elimination of intercompany transactions.

Generally, U.S. GAAP requires that all entities in which a company has a controlling financial interest be consolidated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether it holds ownership of a majority voting interest. However, certain entities may not have voting interests or decision-making abilities because the controlling financial interest is achieved through other arrangements. These variable interest entities (“VIEs”) may still require consolidation even though equity investors do not have the typical characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support. A controlling financial interest in a VIE is present when an enterprise has the power to direct the activities that most significantly impact the entity’s financial performance and an obligation to absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected return. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The parent company’s wholly-owned subsidiary, Sterling Bancorp Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

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

(c) Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivables, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. This guidance became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

ASU No. 2010-28, “Intangibles-Goodwill and Other (Topic 350 )—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of this guidance were effective for the Company beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

d) Newly Issued Not Yet Effective Standards

ASU No. 2011-03, “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally,

ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles-Goodwill and Other,” so that entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., Step 1 of the goodwill impairment test). If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed beginning after December 15, 2011, with early adoption permitted. The Company will adopt ASU 2011-08 effective with its annual period ending December 31, 2011 and such adoption is not expected to have a material impact on the Company’s financial statements.

ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet”, to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have significant impact on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

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

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis and are included under the caption “Loans held for sale” in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans, including servicing rights, are sold without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption “Mortgage banking income” in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company has commitments to fund loans held for sale and commitments to sell loans which are considered derivative instruments under FASB Codification Topic 815: Derivatives and Hedging. The fair values of these free-standing derivative instruments were immaterial at December 31, 2011 and 2010.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Loans for which the borrower has been given a concession through a modification of terms and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired. Under the provisions of FASB Codification Topic 310: Receivables, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices; or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds fair value, a valuation allowance is required as a component of the allowance for loan losses. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

(g) Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB Codification Topic 310: Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450: Contingencies. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 5—Loans and Allowance for Loan Losses.

(h) Federal Reserve and Federal Home Loan Bank Stock

The bank is required to maintain a minimum level of investment in Federal Home Loan Bank of New York (“FHLB”) stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. FHLB and Federal Reserve Bank (“FRB”) stocks are restricted because they may only be sold to another member institution of the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are shown separately in the Consolidated Balance Sheets, carried at cost and evaluated for ultimate recovery of par value.

(i) Goodwill and Other Intangible Assets

Goodwill, representing the excess of the purchase price over the fair value of net assets of businesses acquired, reflected in the Consolidated Balance Sheets arose from the parent company’s acquisition of the bank (in 1968) and the acquisition of Sterling Resource Funding Corp (in 2006). Effective January 1, 2002, the Company adopted the provisions of FASB Codification Topic 350: Intangibles—Goodwill and Other, under which goodwill is deemed to have an indefinite useful life and therefore is not amortized, and the Company is required to complete an annual assessment for any impairment of goodwill. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company has selected December 31 as the date to perform the annual impairment testing. The impairment would be treated as an expense in the income statement. There was no impairment expense recorded in 2011, 2010 or 2009.

Goodwill is the only intangible asset with an indefinite life on our balance sheet and is tested for impairment using either a qualitative method or a two-step approach under ASU 2011-08 that initially involves the estimation of its respective fair value. If the fair value of a reporting unit is less than the carrying value of the reporting unit, a goodwill impairment loss would be recognized as a charge to expense for any excess of the goodwill carrying amount over its implied fair value.

Other intangible assets consist of acquired customer contracts and assets arising from a purchase of assets as of April 6, 2009. They were initially measured at fair value and then amortized on a straight-line method over their estimated useful life of 2 years.

(j) Premises and Equipment

Premises and equipment, excluding land, are stated at cost less accumulated depreciation or amortization as applicable. Land is reported at cost. Depreciation is computed on a straight-line basis and is charged to noninterest expense over the estimated useful lives of the related assets. Useful lives are 7 years for furniture, fixtures and equipment, between 3 and 7 years for ATMs, computer hardware and software, and 10 years for building improvements. Amortization of leasehold improvements is charged to noninterest expense over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Maintenance, repairs and minor improvements are charged to noninterest expenses as incurred.

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

Under the small-bank exception, dividends received by the bank from SREHC, a real estate investment trust, are subject to a 60% dividends-received deduction, which results in only 40% of the dividends being subject to New York State tax. Currently, the New York City banking corporation tax operates in the same manner in this respect. The possible reform of the New York State franchise and banking corporation tax laws mentioned under “ITEM 1A. RISK FACTORS—RISKS RELATED TO THE COMPANY’S BUSINESS—Possible New York State Legislative Changes May Negatively Affect the Amount of Taxes We Pay in Future Years” could eliminate the benefit of the 60% dividends-received deduction or otherwise increase the Company and the bank’s effective New York State (and New York City) tax rates.

(q) Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased and repurchase agreements.

(r) Stock Incentive Plan

At December 31, 2011, the Company had a share-based employee compensation plan, which is described more fully in Note 17.

Employee stock options generally expire ten years from the date of grant and become non-forfeitable one year from date of grant, although if necessary to qualify to the maximum extent possible as incentive stock options, these options become exercisable in annual installments. Director non-qualified stock options generally expire five years from the date of grant and become non-forfeitable and become exercisable in four annual installments starting one year from the date of grant. Share-based compensation is recognized in compensation expense as described more fully in Note 17 over the period from the date of grant to the date on which the options become non-forfeitable.

(s) Earnings Per Common Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested share awards such as awards of restricted shares of common shares. Non-vested share awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock option compensation using the treasury stock method.

(t) Disclosures About Segments of an Enterprise and Related Information

“Segment Reporting” topic of the FASB Accounting Standards Codification establishes standards for the way business enterprises report information about operating segments and establishes standards for related disclosure about products and services, geographic areas and major customers. The statement requires that a business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

During the latter half of 2011, the Company combined its operating segments into one reportable segment, “Community Banking.” All of the Company’s activities are interrelated and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. For example, lending is dependent upon the ability of the bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. The Company derives a substantial portion of its revenue and income from providing banking and related financial services and products to customers located primarily in the New York metropolitan area. The financial information in this report reflects the single segment through which the Company conducts its business.

NOTE 2.

CASH AND DUE FROM BANKS

The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks.

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The reserves maintained, which are reported in cash and due from banks, were $124.6 million and $34.6 million at December 31, 2011 and 2010, respectively. Average required reserves during 2011 and 2010 were $4.6 million and $5.2 million, respectively.

Beginning on October 9, 2008, the Federal Reserve started to pay interest on required reserve balances and excess balances. For the years ended December 31, 2011, 2010 and 2009, the Company received interest from the Federal Reserve amounting to $228 thousand, $76 thousand and $87 thousand, respectively.

NOTE 3.

MONEY MARKET INVESTMENTS

The Company’s money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,	2011	2010	2009

Interest-bearing deposits with other banks
At December 31 —Balance	$126,448	$40,503	$36,958
—Weighted average interest rate	0.25%	0.25%	0.24%
—Weighted average original maturity	3 Days	7 Days	5 Days
During the year —Maximum month-end balance	262,940	66,858	78,603
—Daily average balance	93,561	31,960	36,804
—Weighted average interest rate earned	0.24%	0.23%	0.23%
—Range of interest rates earned	0.03–0.90%	0.06–1.50%	0.06–0.25%

NOTE 4.

INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$21,642	$103	$6	$21,739
CMOs (Government National Mortgage Association)	5,666	12	11	5,667
Federal National Mortgage Association	2,137	74	—	2,211
Federal Home Loan Mortgage Corporation	38	—	1	37
Government National Mortgage Association	98	—	—	98
Total residential mortgage-backed securities	29,581	189	18	29,752
Agency notes
Federal National Mortgage Association	501	—	—	501
Federal Home Loan Bank	101	1	—	102
Federal Home Loan Mortgage Corporation	376	7	—	383
Federal Farm Credit Bank	251	—	—	251
Total obligations of U.S. government corporations and government-sponsored enterprises	30,810	197	18	30,989
Obligations of state and political institutions—New York bank qualified	21,171	1,606	—	22,777
Single-issuer trust preferred securities	28,506	214	1,661	27,059
Corporate debt securities	175,920	263	2,876	173,307
Equity and other securities	15,322	958	398	15,882
Total	$271,729	$3,238	$4,953	$270,014

December 31, 2010
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$36,026	$64	$372	$35,718
CMOs (Government National Mortgage Association)	7,218	72	—	7,290
Federal National Mortgage Association	8,750	84	13	8,821
Federal Home Loan Mortgage Corporation	44	2	1	45
Government National Mortgage Association	110	—	1	109
Total residential mortgage-backed securities	52,148	222	387	51,983
Agency notes
Federal National Mortgage Association	30,087	77	—	30,164
Federal Home Loan Bank	10,000	—	59	9,941
Federal Home Loan Mortgage Corporation	49,964	132	110	49,986
Federal Farm Credit Bank	10,000	31	—	10,031
Total obligations of U.S. government corporations and government-sponsored enterprises	152,199	462	556	152,105
Obligations of state and political institutions—New York bank qualified	39,967	780	703	40,044
Single-issuer trust preferred securities	3,879	79	25	3,933
Corporate debt securities	189,091	278	311	189,058
Equity and other securities	5,039	1	100	4,940
Total	$390,175	$1,600	$1,695	$390,080

The carrying value and fair value of securities held to maturity are as follows:

December 31, 2011	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,942	$192	$—	$4,134
CMOs (Federal Home Loan Mortgage Corporation)	6,474	305	—	6,779
Federal National Mortgage Association	46,937	3,777	—	50,714
Federal Home Loan Mortgage Corporation	23,682	1,669	—	25,351
Government National Mortgage Association	4,132	603	—	4,735

Total residential mortgage-backed securities	85,167	6,546	—	91,713
Agency notes
Federal National Mortgage Association	104,981	203	—	105,184
Federal Home Loan Bank	44,992	34	—	45,026
Federal Home Loan Mortgage Corporation	34,991	49	9	35,031

Total obligations of U.S. government corporations and government-sponsored enterprises	270,131	6,832	9	276,954
Obligations of state and political institutions—New York bank qualified	137,726	11,105	10	148,821
Total	$407,857	$17,937	$19	$425,775

December 31, 2010
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$7,504	$349	$—	$7,853
CMOs (Federal Home Loan Mortgage Corporation)	11,704	572	—	12,276
Federal National Mortgage Association	70,001	4,292	—	74,293
Federal Home Loan Mortgage Corporation	40,583	1,931	—	42,514
Government National Mortgage Association	4,943	605	—	5,548
Total residential mortgage-backed securities	134,735	7,749	—	142,484
Agency notes
Federal National Mortgage Association	84,969	5	1,405	83,569
Federal Home Loan Bank	14,991	—	222	14,769
Federal Home Loan Mortgage Corporation	42,493	4	608	41,889
Federal Farm Credit Bank	5,078	—	42	5,036

Total obligations of U.S. government corporations and government-sponsored enterprises	282,266	7,758	2,277	287,747
Obligations of state and political institutions—New York bank qualified	116,969	118	4,381	112,706
Total	$399,235	$7,876	$6,658	$400,453

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

At December 31, 2011, approximately $95.8 million, representing approximately 14.13%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (26 issuers), corporate debt (32 issuers) and equity securities (8 issuers). These investments may pose a higher risk of future impairment charges as a result of a lack of significant improvement of the U.S. economy and/or a further deterioration in stock prices of the companies in the financial services industry. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other than temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and government- sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$4,276	$6	$—	$—	$4,276	$6
CMOs (Government National Mortgage Association)	3,448	11	—	—	3,448	11
Federal Home Loan Mortgage Corporation	—	—	22	1	22	1
Total obligations of U.S. government corporations and government-sponsored enterprises	7,724	17	22	1	7,746	18
Single-issuer trust preferred securities	11,721	1,574	415	87	12,136	1,661
Corporate debt securities	139,972	1,937	10,607	939	150,579	2,876
Equity and other securities	2,974	398	—	—	2,974	398
Total	$162,391	$3,926	$11,044	$1,027	$173,435	$4,953

December 31, 2010
Obligations of U.S. government corporations and government- sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$30,494	$372	$—	$—	$30,494	$372
Federal National Mortgage Association	7,269	13	—	—	7,269	13
Federal Home Loan Mortgage Corporation	28	1	—	—	28	1
Government National Mortgage Association	110	1	—	—	110	1

Total residential mortgage-backed securities	37,901	387	—	—	37,901	387
Agency notes
Federal Home Loan Bank	9,941	59	—	—	9,941	59
Federal Home Loan Mortgage Corporation	9,875	110	—	—	9,875	110

Total obligations of U.S. government corporations and government-sponsored enterprises	57,717	556	—	—	57,717	556

Obligations of state and political institutions—New York bank qualified	18,716	703	—	—	18,716	703
Single-issuer trust preferred securities	—	—	2,111	25	2,111	25
Corporate debt securities	92,392	311	—	—	92,392	311
Equity and other securities	4,900	100	—	—	4,900	100
Total	$173,725	$1,670	$2,111	$25	$175,836	$1,695

At December 31, 2011, the Company held one position in residential mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation in the available for sale portfolio that was in an unrealized loss position for more than 12 months. The amount of the unrealized loss ($1 thousand) was insignificant to the Company’s results of operations for the year ended December 31, 2011.

The following table presents information regarding available for sale single-issuer, trust preferred securities at December 31, 2011:

Issuer	Tarp Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gains/ (Losses)
Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes *	NA	$989	$1,036	$47
NPB Capital Trust II, 7.85%, due 9/30/2032	Yes *	NA	126	130	4
BAC Capital Trust II, 7.00%, due 2/01/2032	Yes *	BB+	300	251	(49)
BAC Capital Trust IV, 5.875%, due 5/03/2033	Yes*	BB+	50	38	(12)
BNY Capital Trust V, 5.95%, due 5/01/2033	Yes*	BBB	50	51	1
Citigroup Capital VII, 7.125%, due 7/31/2031	Yes*	BB	1,507	1,452	(55)
Citigroup Capital VIII, 6.95%, due 9/15/2031	Yes*	BB	246	233	(13)
Citigroup Capital IX, 6.00%, due 2/14/2033	Yes*	BB	2,881	2,569	(312)
Citigroup Capital X, 6.10%, due 9/30/2033	Yes *	BB	293	254	(39)
Citigroup Capital XVII, 6.35%, due 3/15/2067	Yes *	BB	46	55	9
First Tennessee Capital II, 6.30%, due 4/15/2034	Yes *	BB+	988	875	(113)
Fleet Capital Trust VIII, 7.20%, due 3/15/2032, owned by Bank of America Corporation	Yes *	BB+	502	415	(87)
Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes *	BB+	5,937	5,078	(859)
JP Morgan Chase Capital XI, 5.875%, due 6/15/2033	Yes*	BBB	1,623	1,626	3
JP Morgan Chase Capital XV, 5.875%, due 3/15/2035	Yes*	BBB	2,195	2,203	8
JP Morgan Chase Capital XVII, 5.85%, due 8/01/2035	Yes*	BBB	2,245	2,292	47
Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes*	BB+	1,043	923	(120)
Keycorp Capital II, 6.875%, due 3/17/2029	Yes*	BBB-	93	94	1
Keycorp Capital VII, 5.70%, due 6/15/2035	Yes*	BBB-	955	967	12
PNC Capital Trust D, 6.125%, due 12/15/2033	Yes*	BBB	1,390	1,408	18
USB Capital Trust XI, 6.60%, due 9/15/2066	Yes *	BBB+	100	106	6
VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	22	22	—
Wachovia Capital Trust IV, 6.375%, due 3/01/2067 owned by Wells Fargo	Yes *	BBB+	50	56	6
Wells Fargo Capital Trust VII, 5.85%, due 5/01/2033	Yes *	BBB+	424	428	4
Wells Fargo Capital Trust VIII, 5.625%, due 8/01/2033	Yes*	BBB+	367	380	13
Wells Fargo Capital IX, 5.625%, due 4/08/2034	Yes*	BBB+	4,084	4,117	33
			$28,506	$27,059	$(1,447)

*TARP obligation was repaid prior to December 31, 2011.

At December 31, 2011, the Company held 26 security positions of single-issuer bank trust preferred securities and 32 security positions of corporate debt securities issued by financial institutions all of which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s fourth quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

As of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the tables above and believes that it is more likely than not that the Company will not have to sell any such securities before recovery of cost.

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and government-sponsored enterprises
Agency Notes
Federal Home Loan Mortgage Corporation	$14,991	$9	$—	$—	$14,991	$9
Total obligations of U.S. government corporations and government-sponsored enterprises	14,991	9	—	—	14,991	9
Obligations of state and political institutions—New York bank qualified	736	9	289	1	1,025	10
Total	$15,727	$18	$289	$1	$16,016	$19

December 31, 2010
Obligations of U.S. government corporations and government-sponsored enterprises
Agency Notes
Federal National Mortgage Association	$78,564	$1,405	$—	$—	$78,564	$1,405
Federal Home Loan Bank	14,769	222	—	—	14,769	222
Federal Home Loan Mortgage Corporation	36,890	608	—	—	36,890	608
Federal Farm Credit Bank	5,036	42	—	—	5,036	42
Total obligations of U.S. government corporations and government-sponsored enterprises	135,259	2,277	—	—	135,259	2,277
Obligations of state and political institutions—New York bank qualified	94,309	4,103	2,277	278	96,586	4,381
Total	$229,568	$6,380	$2,277	$278	$231,845	$6,658

At December 31, 2011, the Company held no security position in obligations of U.S. government corporations and government-sponsored enterprises in the held to maturity portfolio that were in an unrealized loss position for more then 12 months.

At December 31, 2011, the Company held one position in obligations of state and political institutions in the held to maturity portfolio that was in an unrealized loss position for more than 12 months. The amount of the unrealized loss ($1 thousand) was insignificant to the Company’s results of operations for the year ended December 31, 2011.

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2011, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$21,642	$21,739	$3,942	$4,134
CMOs (Federal Home Loan Mortgage Corporation)	5,666	5,667	6,474	6,779
Federal National Mortgage Association	2,137	2,211	46,937	50,714
Federal Home Loan Mortgage Corporation	38	37	23,682	25,351
Government National Mortgage Association	98	98	4,132	4,735
Total residential mortgage-backed securities	29,581	29,752	85,167	91,713
Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	501	501	15,000	15,077
Due after 5 years but within 10 years	—	—	19,995	20,024
Due after 10 years	—	—	69,986	70,083
Federal Home Loan Bank
Due within 1 year	101	102	—	—
Due after 1 year but within 5 years	—	—	5,000	5,003
Due after 5 years but within 10 years	—	—	39,992	40,023
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	376	383	10,000	10,006
Due after 5 years but within 10 years	—	—	24,991	25,025
Federal Farm Credit Bank
Due after 1 year but within 5 years	251	251	—	—
Total obligations of U.S. government corporations and government-sponsored enterprises	30,810	30,989	270,131	276,954
Obligations of state and political institutions
Due within 1 year	1,623	1,639	—	—
Due after 1 year but within 5 years	1,230	1,278	—	—
Due after 5 years but within 10 years	3,895	4,297	2,203	2,437
Due after 10 years	14,423	15,563	135,523	146,384
Total obligations of state and political institutions	21,171	22,777	137,726	148,821
Single-issuer trust preferred securities
Due after 10 years	28,506	27,059	—	—
Corporate debt securities
Due within 6 months	37,445	37,323	—	—
Due after 6 months but within 1 year	34,150	33,893	—	—
Due after 1 year but within 2 years	54,772	54,306	—	—
Due after 2 years but within 5 years	45,929	44,248	—	—
Due after 5 years but within 10 years	3,255	3,169	—	—
Due after 10 years	369	368	—	—
Total corporate debt securities	175,920	173,307	—	—
Equity and other securities	15,322	15,882	—	—
Total	$271,729	$270,014	$407,857	$425,775

Information regarding sales and/or calls of held to maturity securities is as follows:

Years Ended December 31,	2011	2010	2009
Sales:
Proceeds	$2,141	$—	$—
Gross gains	62	—	—
Gross losses	—	—	—
Calls:
Proceeds	322,500	142,380	40,000
Gross gains	104	368	—
Gross losses	76	—	—

During 2011, $2.1 million of mortgage-backed securities issued by the Federal National Mortgage Association were sold out of the held to maturity portfolio. Each of the securities sold had been paid down by more than 85% of its original cost. There were no sales of held to maturity securities in 2010 or 2009.

Information regarding sales and/or calls of the available for sale securities is as follows:

Years Ended December 31,	2011	2010	2009
Sales:
Proceeds	$170,268	$169,517	$233,026
Gross gains	1,493	3,703	5,445
Gross losses	—	—	—
Calls:
Proceeds	105,160	316,674	162,606
Gross gains	143	145	116
Gross losses	—	288	—

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank of New York and/or the Federal Reserve Bank of New York, and for other purposes required or permitted by law.

NOTE 5.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,	2011	2010
Loans held for sale, net of valuation reserve ($-0- at December 31, 2011 and $113 at December 31, 2010)
Real estate—residential mortgage	$43,372	$32,049
Loans held in portfolio, net of unearned discounts
Commercial and industrial	626,063	620,136
Loans to nondepository institutions	246,587	112,882
Factored receivables	172,082	162,070
Equipment financing receivables	166,690	161,054
Real estate—residential mortgage	170,153	127,695
Real estate—commercial mortgage	85,825	96,991
Real estate—construction and land development	13,621	25,624
Loans to individuals	10,376	11,370
Loans to depository institutions	10	15,425
Loans held in portfolio, gross	1,491,407	1,333,247
Less unearned discounts	18,098	19,013
Loans held in portfolio, net of unearned discounts	1,473,309	1,314,234
	$1,516,681	$1,346,283

At December 31, 2011, the bank had qualified loans, with a carrying value of approximately $478.9 million, available to secure borrowings from the FHLB and the FRB; no loans were pledged at December 31, 2011. At December 31, 2010, $65.7 million of loans were pledged to secure FHLB borrowings.

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

Loans generally are collateralized by accounts receivable, inventory, mortgages on residential real estate and other assets. Sterling also provides back-office services, i.e., processing payroll, generating customer invoices, credit collection assistance and related payroll services. The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers and guarantors, which may be negatively impacted by adverse economic conditions. While these loans are secured, collateral type, marketability, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

Factoring
Factoring provides a financing service that combines working capital financing, credit risk protection, and accounts receivable management for companies in a variety of industries. This business may be conducted on a recourse or non-recourse basis, depending upon the need of the client.

In general, Sterling records a receivable for the amount of accounts receivables due from customers of its clients and records a liability for the funds due to the client. Under advance factoring arrangements, clients can draw an advance as accounts receivables are sold/assigned to Sterling. With advance factoring, Sterling normally has recourse against the client if the customer fails to pay. Under collection factoring arrangements, clients sell Sterling their accounts receivables and Sterling provides credit protection to the client guranteeing the collection of the amount due and back office support. Collection factoring is generally under a nonrecourse basis where the principal source of payment for Sterling is through the collection of the receivable from our client’s customer whose credit has been approved by Sterling following a rigorous review process. Also, with collection factoring, Sterling has credit default insurance with a nationally recognized insurance company to provide it with protection against customer default.

Commercial Real Estate
Sterling offers a range of commercial real estate lending including financing on commercial buildings, retail properties and mixed use properties. Loans are predicated on the cash flow of the property, the value of the property determined by an independent appraisal and the strength of personal guarantees, if any. Loans are made at fixed or floating rates. Fixed rate loans are tied to U.S. Treasury or FHLB benchmarks or other indices. Floating rate loans are based on the prime rate.

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

Loans are made at fixed or floating rates. Fixed rate loans are tied to U.S. Treasury or FHLB benchmarks and other indices. Floating rate loans are based on the prime rate or other index.

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

Concentrations of Credit

There are no industry concentrations, other than loans to nondepository financial institutions (exceeding 10% of loans, gross) of loans held in portfolio. Loans to nondepository financial institutions, which includes the Company’s residential mortgage warehouse funding product and loans to finance companies, represent approximately 16% of all loans. Approximately 68% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 21.0% or $26.9 million and 20.7% or $26.8 million of the Company’s net interest income and noninterest income are related to real estate lending in 2011 and 2010, respectively. Real estate prices in the U.S. market decreased significantly during 2009 and have continued to decrease in 2011. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage related revenues.

As of December 31, 2011, approximately 59.0% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans

Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at December 31, 2011 or 2010.

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

Nonaccrual loans at December 31, 2011 and 2010 totaled $6.4 million and $6.6 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2011, 2010 and 2009, in accordance with their original terms, is estimated to be $780 thousand, $902 thousand and $1.5 million, respectively, for the years then ended. Applicable interest income actually realized was $200 thousand, $204 thousand and $743 thousand, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

The following table sets forth the amount of nonaccrual loans of the Company at the end of each of the two most recent fiscal years:

December 31,	2011	2010
Nonaccrual loans
Commercial and industrial	$834	$1,014
Factored receivables	—	—
Equipment financing receivables	370	892
Real estate—residential mortgage	1,991	1,614
Real estate—commercial mortgage	3,124	3,124
Real estate—construction and land development	—	—
Loans to individuals	39	—
Total nonaccrual loans	$6,358	$6,644

The following tables provide information regarding the past due status of loans for the periods indicated:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$23,665	$5,344	$837	$29,846	$594,278	$624,124	$165
Loans to nondepository institutions	—	—	—	—	246,587	246,587	—
Factored receivables	3,266	665	162	4,093	167,738	171,831	—
Equipment financing receivables	546	386	370	1,302	149,480	150,782	—
Real estate—residential mortgage	1,570	633	1,991	4,194	165,959	170,153	—
Real estate—commercial mortgage	—	—	3,124	3,124	82,701	85,825	—
Real estate—construction and land development	—	—	—	—	13,621	13,621	—
Loans to individuals	41	7	39	87	10,289	10,376	—
Loans to depository institutions	—	—	—	—	10	10	—
Total loans, net of unearned discount	$29,088	$7,035	$6,523	$42,646	$1,430,663	$1,473,309	$165

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$16,899	$4,693	$1,015	$22,607	$595,616	$618,223	$1
Loans to nondepository institutions	—	—	—	—	112,882	112,882	—
Factored receivables	3,321	662	247	4,230	157,559	161,789	247
Equipment financing receivables	1,399	579	958	2,936	141,299	144,235	66
Real estate—residential mortgage	3,297	2,515	1,614	7,426	120,269	127,695	—
Real estate—commercial mortgage	9,626	—	3,124	12,750	84,241	96,991	—
Real estate—construction and land development	—	—	—	—	25,624	25,624	—
Loans to individuals	52	—	—	52	11,318	11,370	—
Loans to depository institutions	—	—	—	—	15,425	15,425	—
Total loans, net of unearned discount	$34,594	$8,449	$6,958	$50,001	$1,264,233	$1,314,234	$314

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

December 31, 2011	Recorded Investment in Impaired Loans	Principal Balance With No Allowance	Principal Balance With Allowance	Related Allowance	Average Recorded Investment in Impaired Loans
Commercial and industrial	$2,954	$1,395	$2,159	$287	$2,596
Loans to nondepository institutions	—	—	—	—	—
Factored receivables	—	—	—	—	—
Equipment financing receivables	151	—	151	17	230
Real estate — residential mortgage	5,275	825	4,966	1,234	4,886
Real estate—commercial mortgage	3,124	—	3,124	1,113	3,124
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Total	$11,504	$2,220	$10,400	$2,651	$10,836

December 31, 2010	Recorded Investment in Impaired Loans	Principal Balance With No Allowance	Principal Balance With Allowance	Related Allowance	Average Recorded Investment in Impaired Loans
Commercial and industrial	$2,236	$584	$4,243	$605	$1,598
Loans to nondepository institutions	—	—	—	—	—
Factored receivables	—	—	—	—	—
Equipment financing receivables	414	—	414	33	1,095
Real estate—residential mortgage	4,904	—	4,990	1,104	3,681
Real estate—commercial mortgage	3,124	—	3,124	1,100	1,725
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Total	$10,678	$584	$12,771	$2,842	$8,099

The average recorded investment in accruing impaired restructured loans was approximately $6.7 million (commercial and industrial $1.9 million, equipment financing receivables $0.2 million and real estate-residential mortgage $4.7 million), $4.5 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The recognition of interest income on these accruing impaired loans is based upon an individual assessment of each loan; however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized on these loans during impairment was approximately $430 thousand (commercial and industrial $95 thousand, equipment financing receivables $8 thousand and real estate-residential mortgage $327 thousand), $60 thousand and $270 thousand for 2011, 2010 and 2009, respectively.

The Company had troubled debt restructured loans (“TDRs”) totaling $6.4 million as of December 31, 2011 and $6.2 million as of December 31, 2010. The Company has allocated $1.3 million and $1.1 million of specific reserves to customers with equipment financing receivables and residential real estate loans whose loan terms have been modified in TDRs as of December 31, 2011 and December 31, 2010. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

During the year ended December 31, 2011, the terms of $1.7 million of residential real estate loans were modified as TDRs. The modification of terms of such loans included one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No lease financing receivables were modified during the twelve months ended December 31, 2011.

Modifications of residential real estate loans involving a reduction of the stated interest rate or an extension of the maturity date were for periods ranging up to 40 years.

The troubled debt restructurings described above increased the allowance for loan losses by $392 thousand for the twelve months ended December 31, 2011 and resulted in charge-offs of $82 thousand during the twelve months ended December 31, 2011.

During the twelve months ended December 31, 2011, 12 residential real estate loans with a recorded investment of $1.7 million had a payment default, while two lease financing receivables with a recorded investment of $105.1 thousand had a payment default. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Credit Quality Indicators

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of loans, (ii) the level of classified loans, (iii) charge-offs, (iv) nonperforming loans and (v) the general economic conditions in the New York metropolitan area.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company has a process for analyzing non-homogeneous loans, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk. This analysis occurs at varying times based on the type of loan as well as the loan balance and occurs at least once every 18 months for those loans greater than $500,000.

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at December 31, 2011 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at December 31, 2011 is presented in the recorded investment in nonaccrual loans table above.

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans under $100,000 are not risk rated. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

• Risk Rating 1 & 2/High Quality/Minimal Risk—These loans are well secured by liquid or high-quality, diversified, and readily marketable securities within the bank’s defined margin requirements including cash surrender value of life insurance, or loans to strong privately held obligors secured by real estate with satisfactory loan to value, and support guarantors. They could include loans to publicly traded entities with strong credit ratings (A-l or better) by Moody’s or Standard & Poor’s.

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

• Risk Rating 5/Watch List—These loans are to companies with uneven financial performance containing exceptions to loan policy without mitigating factors. Loans may receive this rating when the obligors experience temporary credit and/or structural deficiencies. Such credits have not been criticized by Loan Review. Close supervision is warranted to avoid further deterioration.

• Risk Rating 6/Special Mention (OCC Definition)—Other Assets Especially Mentioned (OAEM) are loans that are currently protected but are potentially weak. Loans with special mention ratings have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date. Such assets constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

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

The following table presents weighted average risk grades and classified loans by type of loans as of December 31, 2011 and 2010. Classified loans include loans in Risk Grades 6, 7 and 8.

	2011		2010
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1–4	3.41	$603,375	3.29	$609,991
Risk grade 5	5.00	5,006	5.00	4,782
Risk grade 6	6.00	11,872	—	—
Risk grade 7	7.00	3,871	7.00	3,450
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.50	$624,124	3.32	$618,223
Loans to nondepository financial institutions
Risk grades 1–4	3.14	$240,154	3.06	$112,882
Risk grade 5	—	—	—	—
Risk grade 6	—	—	—	—
Risk grade 7	7.00	6,433	—	—
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.24	$246,587	3.06	$112,882
Factored receivables
Risk grades 1–4	2.84	$170,256	2.76	$161,789
Risk grade 5	5.00	1,575	—	—
Risk grade 6	—	—	—	—
Risk grade 7	—	—	—	—
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	2.86	$171,831	2.76	$161,789
Equipment financing receivables
Risk grades 1–4	3.89	$150,412	3.98	$143,335
Risk grade 5	—	—	—	—
Risk grade 6	—	—	—	—
Risk grade 7	7.00	370	7.00	900
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.90	$150,782	4.00	$144,235

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the portion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. During 2010 the Company revised its historical loss ratio calculation to reflect a five year history from a ten year history to reflect the recent loss experience.

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

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:

•	Estimated losses in all significant loans

•	Existence and effect of any concentrations of credit

•	Existence and effect of any geographic concentration

•	Other external factors such as competition, legal matters or regulation that may affect risk

•	Effect of criticized and classified loans

•	Effects from risk arising with international lending

•	Effectiveness of internal problem loan identification and risk ratings

•	Trends in portfolio volume, maturity and compositions of loans within segments

•	Volumes and trends in delinquencies and nonaccrual loans

•	Changes in the quality of lending policies and procedures

•	Changes in local and national economic conditions

•	Experience, ability and depth of lending staff

•	Changes in value of underlying collateral

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

Loans are generally charged-off at the earlier of the date when it is determined that collection efforts are no longer productive or the date when they have been identified as losses by management, internal loan review and/or bank examiners. Furthermore, equipment financing receivables and revolving credit lines to small businesses are charged-off at the earlier of the date when payments are 120 days past due or when it is determined that collection efforts are no longer productive.

Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee/borrower, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

The following table presents the activity in the allowance for loan losses by portfolio segment:

Year Ended December 31, 2011	Balance, Beginning of Period	Charge- Offs[1]	Recoveries	Net Charge- Offs[1]	Provision for Loan Losses	Balance, End of Period
Commercial and industrial	$7,454	$2,909	$146	$2,763	$2,956	$7,647
Loans to nondepository financial institutions	564	—	—	—	805	1,369
Factored receivables	1,424	358	79	279	305	1,450
Equipment financing receivables	3,423	8,266	2,255	6,011	6,103	3,515
Real estate — residential mortgage	2,497	1,291	165	1,126	2,119	3,490
Real estate—commercial mortgage	2,275	—	—	—	(124)	2,151
Real estate—construction and land development	310	—	—	—	(145)	165
Loans to individuals	119	30	—	30	15	104
Loans to depository institutions	46	—	—	—	(46)	—
Unallocated	126	—	—	—	12	138
Total	$18,238	$12,854	$2,645	$10,209	$12,000	$20,029

[1] Includes losses on transfers to OREO

The following table presents the activity in the allowance for the periods shown:

Years Ended December 31,	2010	2009
Allowance for loan losses:
Balance at beginning of year	$19,872	$16,010
Charge-offs:
Commercial and industrial	7,212	4,945
Factored receivables	665	514
Equipment financing receivables	22,509	19,115
Real estate—residential mortgage	351	312
Real estate—commercial mortgage	129	—
Real estate—construction and land development	—	—
Loans to individuals	231	—
Total charge-offs	31,097	24,886
Recoveries:
Commercial and industrial	312	1,042
Factored receivables	239	63
Equipment financing receivables	902	345
Real estate—residential mortgage	—	102
Real estate—commercial mortgage	—	—
Real estate—construction and land development	—	—
Loans to individuals	48	—
Total recoveries	1,501	1,552
Subtract:
Net charge-offs	29,596	23,334
Provision for loan losses	28,500	27,900
Less loss on transfers to other real estate owned	538	704
Balance at end of year	$18,238	$19,872

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Ending Allowance Balance			Loan Balances
	Attributable to Loans Evaluated for Impairment			Evaluated for Impairment
Year Ended December 31, 2011	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$287	$7,360	$7,647	$2,954	$621,170	$624,124
Loans to nondepository institutions	—	1,369	1,369	—	246,587	246,587
Factored receivables	—	1,450	1,450	—	171,831	171,831
Equipment financing receivables	17	3,498	3,515	151	150,631	150,782
Real estate—residential mortgage	1,234	2,256	3,490	5,275	164,878	170,153
Real estate—commercial mortgage	1,113	1,038	2,151	3,124	82,701	85,825
Real estate—construction and land development	—	165	165	—	13,621	13,621
Loans to individuals	—	104	104	—	10,376	10,376
Loans to depository institutions	—	—	—	—	10	10
Unallocated	—	—	138	—	—	—
Total	$2,651	$17,240	$20,029	$11,504	$1,461,805	$1,473,309

Year Ended December 31, 2010
Commercial and industrial	$605	$6,849	$7,454	$2,236	$615,987	$618,223
Loans to nondepository institutions	—	564	564	—	112,882	112,882
Factored receivables	—	1,424	1,424	—	161,789	161,789
Equipment financing receivables	33	3,390	3,423	414	143,821	144,235
Real estate—residential mortgage	1,104	1,393	2,497	4,904	122,791	127,695
Real estate—commercial mortgage	1,100	1,175	2,275	3,124	93,867	96,991
Real estate—construction and land development	—	310	310	—	25,624	25,624
Loans to individuals	—	119	119	—	11,370	11,370
Loans to depository institutions	—	46	46	—	15,425	15,425
Unallocated	—	—	126	—	—	—
Total	$2,842	$15,270	$18,238	$10,678	$1,303,556	$1,314,234

NOTE 6.

PREMISES AND EQUIPMENT

The following table presents information on premises and equipment:

December 31,	2011	2010
Land and building	$344	$344
Furniture and equipment	15,221	14,526
Leasehold improvements	24,139	16,085
	39,704	30,955
Accumulated amortization and depreciation	16,079	15,046
Premises and equipment, net	$23,625	$15,909

NOTE 7.

INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,	2011	2010	2009
Interest expense
Interest-bearing deposits in domestic offices
Savings	$8	$11	$18
NOW	372	472	620
Money Market	2,475	2,805	3,252
Time
Three months or less	2,185	2,665	3,493
More than three months through twelve months	1,776	3,086	3,807
More than twelve months through twenty-four months	1,215	270	295
More than twenty-four months through thirty-six months	235	212	345
More than thirty-six months through forty-eight months	142	23	8
More than forty-eight months through sixty months	29	41	45
More than sixty months	1	—	—
	8,438	9,585	11,883
Interest-bearing deposits in foreign offices
Time
Three months or less	—	3	4
More than three months through twelve months	—	—	2
Total	$8,438	$9,588	$11,889

The aggregate of time certificates of deposit and other time deposits in denominations of $100 thousand or more was $541.8 million and $488.4 million at December 31, 2011 and 2010, respectively.

The following table provides certain information with respect to the Company’s deposits at the end of the two most recent fiscal years; there were no foreign deposits at either date:

December 31,	2011	2010
Domestic
Demand	$765,800	$570,290
NOW	177,495	200,521
Savings	18,566	18,931
Money Market	369,362	342,755
Time deposits by remaining maturity:
Three months or less	249,245	176,070
More than three months through six months	228,209	228,635
More than six months through twelve months	130,988	158,559
More than twelve months through twenty-four months	23,307	32,645
More than twenty-four months through thirty-six months	25,054	13,624
More than thirty-six months through forty-eight months	1,045	5,177
More than forty-eight months through sixty months	—	466
More than sixty months	—	91
Total	$1,989,071	$1,747,764

The Company began participating in the Certificate of Deposit Account Registry Service (“CDARS”) on January 22, 2009. CDARS deposits totaled approximately $164.5 million and $180.7 million at December 31, 2011 and December 31, 2010, respectively.

NOTE 8.

SHORT-TERM BORROWINGS

The following table presents information regarding short-term borrowings:

Years Ended December 31,		2011	2010	2009
Federal funds purchased
At December 31	—Balance	$—	$15,000	$41,000
	—Weighted average interest rate	—	0.15%	0.16%
	—Weighted average original maturity	—	1 Day	1 Day
During the year	—Maximum month-end balance	60,000	105,000	87,000
	—Daily average balance	10,926	33,192	25,075
	—Weighted average interest rate paid	0.13%	0.22%	0.21%
	—Range of interest rates paid	0.07–0.25%	0.10–0.35%	0.06–0.50%
Commercial paper
At December 31	—Balance	$13,485	$14,388	$17,297
	—Weighted average interest rate	0.29%	0.29%	0.31%
	—Weighted average original maturity	44 Days	45 Days	34 Days
During the year	—Maximum month-end balance	16,573	16,927	17,297
	—Daily average balance	14,454	14,718	13,107
	—Weighted average interest rate paid	0.30%	0.30%	0.51%
	—Range of interest rates paid	0.20–0.60%	0.20–0.65%	0.15–2.25%
Short-term borrowings—FHLB
At December 31	—Balance	$—	$—	$—
	—Weighted average interest rate	—	—	—
	—Weighted average original maturity	—	—	—
During the year	—Maximum month-end balance	—	—	—
	—Daily average balance	—	—	3,411
	—Weighted average interest rate paid	—	—	0.31%
	—Range of interest rates paid	—	—	0.45–0.63%
Short-term borrowings—FRB
At December 31	—Balance	$—	$—	$50,000
	—Weighted average interest rate	—	—	0.25%
	—Weighted average original maturity	—	—	70 Days
During the year	—Maximum month-end balance	—	25,000	235,000
	—Daily average balance	—	3,699	154,726
	—Weighted average interest rate paid	—	0.25%	0.26%
	—Range of interest rates paid	—	0.25%	0.25–0.50%
Short-term borrowings—treasury tax and loan and term Federal funds purchased
At December 31	—Balance	$—	$3,490	$2,509
	—Weighted average interest rate	—	—	—
	—Weighted average original maturity	—	1 Day	1 Day
During the year	—Maximum month-end balance	23,864	46,779	4,262
	—Daily average balance	3,666	7,306	1,864
	—Weighted average interest rate paid	0.07%	0.25%	—
	—Range of interest rates paid	0.00–0.31%	0.00–0.40%	—

Commercial paper is issued by the parent company and is not guaranteed by any subsidiary. The parent company has agreements with banks for back-up lines of credit for which it pays a fee at the annual rate of ¼ of 1% times the line of credit extended. At December 31, 2011, these back-up bank lines of credit totaled $19 million; no lines were used at any time during 2011, 2010 or 2009.

NOTE 9.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by obligations of U.S. government corporations and government-sponsored enterprises and corporate debt obligations with a carrying amount of $68.3 million and $31.6 million at December 31, 2011 and 2010, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

Years Ended December 31,		2011	2010	2009
Securities sold under agreements to repurchase—customers
At December 31	—Balance	$47,313	$23,016	$21,048
	—Weighted average interest rate	0.34%	0.45%	0.46%
	—Weighted average original maturity	21 Days	35 Days	36 Days
During the year	—Maximum month-end balance	51,991	55,998	80,960
	—Daily average balance	42,911	47,674	72,892
	—Weighted average interest rate paid	0.43%	0.48%	0.48%
	—Range of interest rates paid	0.25–0.65%	0.35–0.65%	0.25–2.00%
Securities sold under agreements to repurchase—dealers
At December 31	—Balance	$5,000	$5,000	$—
	—Weighted average interest rate	1.30%	1.30%	—
	—Weighted average original maturity	731 Days	731 Days	—
During the year	—Maximum month-end balance	5,000	39,893	—
	—Daily average balance	5,186	5,618	—
	—Weighted average interest rate paid	1.27%	0.79%	—
	—Range of interest rates paid	0.13-1.30%	0.25–1.30%	—

NOTE 10.

ADVANCES —FHLB AND LONG-TERM BORROWINGS

These borrowings represent advances from the FHLB and junior subordinated debt securities issued by the parent company.

The following table presents information regarding fixed and floating rate FHLB advances:

Advance	Interest	Maturity	Initial	December 31,
Type	Rate	Date	Call Date	2011	2010
Fixed Rate
Callable	4.70%	2/22/11	2/20/03	$—	$10,000
Callable	3.19	1/16/13	1/16/09	—	20,000
Callable	1.96	2/28/13	3/2/09	—	10,000
Callable	1.834	3/19/13	3/19/09	—	10,000
Callable	2.318	3/19/13	3/19/09	—	10,000
Callable	2.53	5/6/13	2/6/09	—	10,000
Callable	2.57	7/2/18	1/2/09	—	10,000
Callable	2.505	8/8/18	2/9/09	—	10,000
Callable	2.94	9/5/13	3/5/09	—	10,000
Callable	2.783	9/12/13	3/12/09	—	10,000
Term	0.53	8/6/12	—	10,000	—
Term	2.26	7/16/12	—	10,000	10,000
Term	1.73	4/12/13	—	1,197	2,024
Term	2.13	4/14/14	—	1,536	2,149
Term	0.70	8/4/11	—	—	10,000
Term	0.55	3/23/11	—	—	5,000
Term	0.61	9/23/11	—	—	5,000
Floating Rate
Term	0.864	2/10/16	—	50,000	—
Term	0.864	2/10/16	—	50,000	—
Total				$122,733	$144,173
Weighted-average interest rate				0.97%	2.42%

During the 2011 first quarter, the bank restructured a portion of its FHLB fixed rate callable and term advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings had an average cost of 2.58% and an average duration of 3.2 years. The new borrowings had an initial average cost of 1.58%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration.

Under the terms of a collateral agreement with the FHLB, advances are secured by stock in the FHLB and by certain qualifying assets (primarily mortgage-backed securities) having market values at least equal to 110% of the advances outstanding. After the initial call date, each callable advance is callable by the FHLB quarterly from the initial call date, at par.

In February 2002, the Company completed its issuance of trust capital securities (“capital securities”) that raised $25 million ($24.1 million net proceeds after issuance costs). The 8.375% capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I (the “trust”), a wholly-owned non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25.8 million junior subordinated debt securities that pay interest at 8.375% (“debt securities”) issued by the parent company. The Company is not considered the primary beneficiary of the trust (which is a VIE); therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The debt securities are due concurrently with the capital securities which may not be redeemed, except under limited circumstances, until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to the date of redemption. The Company may also reduce outstanding capital securities through open market purchases. During 2011, 2010 and 2009, the parent company did not purchase any capital securities. Securities purchased are included in the Company’s securities available for sale and are considered to be outstanding for the payment of dividends but are considered to be redeemed for the calculation of the regulatory capital ratios. During 2011 and 2010, the Company’s tax-qualified defined benefit pension plan (the “Plan”) did not purchase any capital securities. During 2009, the Plan purchased in the open market $652 thousand par amount of the capital securities at an aggregate cost of $495 thousand. As a result of these repurchases, the amounts of capital securities held by third parties at December 31, 2011, 2010 and 2009 were $22.8 million, $22.8 million and $22.8 million, respectively. Dividends and interest are paid quarterly.

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

The ability of the parent company to obtain funds from its subsidiaries is limited (see Note 16).

Notwithstanding that the accounts of the trust are not included in the Company’s consolidated financial statements, the amount of capital securities issued by the trust and held by third parties is included in the Tier 1 capital of the parent company for regulatory capital purposes as allowed by the Federal Reserve Board. In March 2005, the Federal Reserve Board adopted a rule that would continue to allow the inclusion of capital securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after March 31, 2011, the aggregate amount of capital securities and certain other capital elements is limited to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Based on the final rule, the parent company continues to include the amount of capital securities held by third parties in Tier 1 capital.

NOTE 11.

DUE TO FACTORED CLIENTS

Due to factored clients represents amounts due on accounts receivable purchased in excess of the amounts advanced.

Beginning October 1, 2011 the assets and liabilities of Sterling Factors Corporation were transferred to Sterling National Bank which then continued to offer all factoring services. As a result, these amounts are now included in “Noninterest-bearing demand deposits.”

NOTE 12.

PREFERRED SHARES

The parent company is authorized to issue up to 644,389 preferred shares, $5 par value per share, in one or more series. The following table presents information regarding the parent company’s preferred shares issued and outstanding:

December 31,	2011	2010
Series A preferred shares. Issued and outstanding— -0- and 42,000 shares, at liquidation value	$-0-	$42,000

Under the provisions of the TARP Capital Purchase Program enacted under EESA, on December 23, 2008, the parent company sold to the U.S. Treasury 42,000 shares of the parent company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $5.00 per share, having a liquidation preference of $1 thousand per share (the “Series A Preferred Shares”), together with a warrant to purchase 516,817 shares of its common shares, for an aggregate price of $42 million.

Under the standardized terms of the TARP Capital Purchase Program, cumulative dividends on the Series A Preferred Shares accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but are required to be paid only if, as and when declared by the parent company’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the parent company’s common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the parent company. The Series A Preferred Shares qualify as Tier 1 capital for regulatory capital purposes.

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

The parent company may redeem the Series A Preferred Shares three years after the date of the U.S. Treasury’s investment, or earlier if it raises in an equity offering net proceeds equal to the amount of the Series A Preferred Shares to be redeemed. It must raise proceeds equal to at least 25% of the issue price of the Series A Preferred Shares to redeem any Series A Preferred Shares prior to the end of the third year. The redemption price is equal to the sum of the liquidation amount per share and any unpaid dividends on the Series A Preferred Shares up to, but excluding, the date fixed for redemption. Notwithstanding the foregoing limitations, under the American Recovery and Reinvestment Act of 2009 the U.S. Treasury may, after consultation with the parent company’s federal regulator, permit the parent company at any time to redeem the Series A Preferred Shares at liquidation value. Upon such redemption, the common share purchase warrant may also be repurchased at its then current fair value.

The Series A Preferred Shares and the warrant issued under the TARP program qualify and are accounted for as permanent equity on the Company’s Consolidated Balance Sheet. Of the $42 million in total issuance proceeds, $39.4 million and $2.6 million were allocated to the Series A Preferred Shares and the warrant, respectively, based upon their estimated fair values as of December 23, 2008. The resulting discount of $2.6 million recorded for the Series A Preferred Shares was being accreted by a charge to retained earnings over a five-year estimated life of the preferred shares based on the likelihood of their redemption by the parent company within that timeframe. Accretion of discount amounted to $1.4 million in 2011, $489 thousand in 2010 and $673 thousand in 2009.

The proceeds from the issuance to the U.S. Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred shares. The fair value of the warrants was determined using a valuation model which incorporates assumptions regarding our common share price, dividend yield, expected life of the warrants, share price volatility and the risk-free interest rate. The fair value of the preferred shares was determined based on assumptions regarding the discount rate (market rate) on the preferred shares, which was estimated to be approximately 13% at the date of issuance. The discount on the preferred shares was accreted to liquidation value using a constant effective yield of 6.431% over a five-year term, which is the expected life of the preferred shares.

On April 27, 2011, the parent company paid $42.4 million to the U.S. Treasury for the repurchase in full of the Series A Preferred Shares. As a result of this action, the Series A Preferred Shares were redeemed in full, eliminating an annual dividend of $2.1 million. In this connection, in determining net income available to common shareholders, the Company recognized in the second quarter a $1.2 million charge for accelerated accretion which represents the difference between the carrying value and the liquidation value for the repurchased Series A Preferred Shares. On May 18, 2011, the parent company paid approximately $0.95 million to the U.S. Treasury to repurchase the warrant. The parent company’s repurchase of the warrant concluded its participation in the TARP Capital Purchase Program.

NOTE 13.

COMMON SHARES

On March 9, 2011, the Company completed an underwritten public offering of 4.025 million common shares at an offering price of $9.60 per share, which resulted in net proceeds of $36.5 million after underwriting discounts and expenses. On March 19, 2010, the Company completed an underwritten public offering of 8.625 million common shares at an offering price of $8.00 per share, which resulted in net proceeds of $64.9 million after underwriting discounts and expenses.

The following table provides information regarding the number of common shares issued:

	Number of Shares Issued
Years Ended December 31,	2011	2010
Issued at beginning of year	31,138,545	22,226,425
Shares issued—public offering	4,025,000	8,625,000
Shares issued under stock incentive plan	61,565	287,120
Issued at end of year	35,225,110	31,138,545

NOTE 14.

TREASURY SHARES

The following table provides information regarding the number of common shares held by the Company:

	Number of Shares Held
Years Ended December 31,	2011	2010
Held at beginning of year	4,297,782	4,119,934
Surrender of shares issued under incentive compensation plan	2,496	177,848
Held at end of year	4,300,278	4,297,782

NOTE 15.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Information related to the components of accumulated other comprehensive (loss) income is as follows with related tax effect:

	2011	2010	2009
Other Comprehensive (Loss) Income
Unrealized holding (losses) gains on available for sale securities and other investments, arising during the period:
Before tax	$(337)	$3,846	$5,564
Tax effect	157	(1,745)	(2,525)
Net of tax	(180)	2,101	3,039
Reclassification adjustment for securities gains included in net income:
Before tax	(1,726)	(3,928)	(5,561)
Tax effect	768	1,783	2,524
Net of tax	(958)	(2,145)	(3,037)
Pension liability adjustment — net actuarial (losses) gains:
Before tax	(3,315)	(3,551)	3,544
Tax effect	1,309	1,611	(1,609)
Net of tax	(2,006)	(1,940)	1,935
Reclassification adjustment for amortization of prior service cost:
Before tax	63	67	67
Tax effect	(28)	(31)	(31)
Net of tax	35	36	36
Reclassification adjustment for amortization of net actuarial losses:
Before tax	3,208	2,673	3,454
Tax effect	(1,428)	(1,213)	(1,567)
Net of tax	1,780	1,460	1,887
Other comprehensive (loss) income	$(1,329)	$(488)	$3,860

The following table presents the components of accumulated other comprehensive loss as of December 31, 2011 and 2010 included in shareholders’ equity:

	Pre-tax Amount	Tax Effect	After-tax Amount
December 31, 2011
Net unrealized loss on securities	$(1,720)	$763	$(957)
Adjustment for underfunded pension and postretirement life insurance obligations	(23,925)	10,666	(13,259)
Total	$(25,645)	$11,429	$(14,216)
December 31, 2010
Net unrealized gain on securities	$343	$(161)	$182
Adjustment for underfunded pension and postretirement life insurance obligations	(23,881)	10,812	(13,069)
Total	$(23,538)	$10,651	$(12,887)

NOTE 16.

RESTRICTIONS ON THE BANK

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Approval by the Comptroller of the Currency is required if the effect of dividends declared would cause the regulatory capital of the bank to fall below specified minimum levels. Additionally, all national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. Under the foregoing restrictions, as of December 31, 2011 the bank could pay dividends of approximately $47.1 million to the parent company, without regulatory approval.

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

NOTE 17.

STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan (the “SIP”) covering up to 100,000 common shares of the parent company. Under the SIP, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock or a combination of these. The SIP is administered by a committee of the Board of Directors. Since the inception of the SIP, shareholders have approved amendments increasing the number of shares covered under the SIP; the total number of shares authorized by shareholders through December 31, 2011 was 2,650,000. The SIP provides for proportional adjustment to the number of shares covered by the SIP and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock dividends. After giving effect to stock option and restricted stock awards granted and the effect of the 5% stock dividend effected December 12, 2005, the six-for-five stock split in the form of a stock dividend effected in December 2004, the five-for-four stock split in the form of a stock dividend effected September 10, 2003, the 20% stock dividend paid in December 2002, the 10% stock dividends paid in December 2001 and December 2000, and the 5% stock dividend paid in December 1999, shares available for grant were 616,184 at December 31, 2011. The Company issues new shares to satisfy stock option exercises. The total intrinsic value of stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $-0- thousand, $171 thousand and $61 thousand, respectively.

Stock Options

The following tables present information on the qualified and non-qualified stock options outstanding (after the effect of the stock dividends/splits discussed above) as of December 31, 2011, 2010 and 2009 and changes during the years then ended:

	2011		2010		2009
Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	150,358	$14.43	204,112	$12.46	231,898	$12.11
Exercised	—	—	(53,754)	6.94	(24,006)	8.69
Forfeited/Lapsed	(6,237)	10.61	—	—	(3,780)	14.60
Outstanding at end of year	144,121	14.60	150,358	14.43	204,112	12.46
Options exercisable at end of year	144,121		143,502		190,401

	2011		2010		2009
Non-Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	272,389	$19.55	460,102	$15.49	533,338	$16.34
Exercised	—	—	(149,638)	6.94	—	—
Forfeited/Lapsed	(106,050)	24.29	(38,075)	20.03	(73,236)	21.65
Outstanding at end of year	166,339	16.54	272,389	19.55	460,102	15.49
Options exercisable at end of year	71,339		177,389		350,646

At December 31, 2011, no qualified or NQSO stock options were outstanding, exercisable and in-the-money. The Company believes that all unvested stock options will ultimately vest.

The following table presents information regarding qualified and non-qualified stock options outstanding at December 31, 2011:

	Options Outstanding				Options Exercisable
	Range of Exercise Prices	Number Outstanding at 12/31/11	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/11	Weighted-Average Exercise Price
Qualified	$14.60	144,121	0.10 years	$14.60	144,121	$14.60
Non-Qualified	14.60–17.99	166,339	3.02 years	16.54	71,339	14.60

Director NQSOs expire five years from the date of the grant and become exercisable in four annual installments, starting one year from the date of the grant, or upon the earlier of death or disability of the grantee. Employee stock options generally expire ten years from the date of the grant and vest one year from the date of grant, although, if necessary to qualify to the maximum extent possible as ISOs, these options become exercisable in annual installments. Employee stock options which become exercisable over a period of more than one year are generally subject to earlier exercisability upon the termination of the grantee’s employment for any reason from the first anniversary of the grant date. Amounts received upon exercise of options are recorded as common shares and capital surplus. The additional tax benefit received by the Company upon exercise of a NQSO is credited to capital surplus.

There were no options granted during 2011, 2010 or 2009.

Under the provisions of FASB Codification Topic 718: Compensation—Stock Compensation, the Company recorded compensation expense of $85 thousand, $109 thousand and $132 thousand during the years ended December 31, 2011, 2010 and 2009, respectively, for option awards in 2006 and 2007. As of December 31, 2011, the total remaining unrecognized compensation cost related to option awards was $18 thousand, which is expected to be recognized over a weighted-average vesting period of 0.2 years.

The tax benefit recognized as a credit to capital surplus upon the exercise of NQSOs amounted to approximately $-0- thousand at December 31, 2011, $66 thousand at December 31, 2010 and $-0- at December 31, 2009.

Restricted Stock

On March 25, 2010, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 40,000 shares of restricted stock to the eight non-management directors (“2010 director restricted shares”) and 43,728 restricted shares to the Chairman, President, and five Executive Vice Presidents (“2010 officer restricted shares”). The 2010 director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The 2010 officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and are also limited by the 2008 agreement between the Company and the U.S. Treasury. The 2010 director restricted shares and the 2010 officer restricted shares were issued at $9.23 per share, the closing price on the date of the grant. The agreements for both the 2010 director restricted shares and the 2010 officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company. As of December 31, 2011, all 83,728 shares were still issued and 10,000 of the 2010 director restricted shares were vested.

On March 24, 2011, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 20,000 shares of restricted stock to the eight non-management directors (“2011 director restricted shares”) and 41,565 restricted shares to the Chairman, President and five Executive Vice Presidents (“2011 officer restricted shares”). The 2011 director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The 2011 officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and had been limited by the 2008 agreement between the Company and the U.S. Treasury until the Preferred Shares were redeemed on April 27, 2011. The 2011 director restricted shares and the 2011 officer restricted shares were issued at $9.71 per share, the closing price on the date of the grant. The agreements for both the 2011 director restricted shares and the 2011 officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company. As of December 31, 2011, all 61,565 shares were still issued and none were vested.

Under the provisions of FASB Codification Topic 718: Compensation—Stock Compensation, the Company recorded compensation expense of $309 thousand during the year ended December 31, 2011 and a related tax benefit of $138 thousand. As of December 31, 2011, the total remaining unrecognized compensation cost related to restricted stock awards was $913 thousand, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

NOTE 18.

EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has a noncontributory, tax-qualified defined benefit pension plan that covers the majority of employees with one or more years of service of at least 1,000 hours, who are at least 21 years of age. The benefits are based upon years of credited service, primary social security benefits and a participant’s highest average compensation as defined. The funding requirements for the plan are determined annually based upon the amount needed to satisfy the Employee Retirement Income Security Act of 1974 funding standards. No employees initially hired after January 2, 2006 were eligible to enter the plan.

The Company also has a noncontributory, supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

The following tables, using a December 31 measurement date for each period presented, set forth the disclosures required for pension benefits:

At or for the Years Ended December 31,	2011	2010
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (Projected Benefit Obligation)	$70,970	$63,054
Service cost	2,147	2,050
Interest cost	3,933	3,766
Actuarial loss	1,890	4,607
Benefits paid	(1,929)	(2,507)
Benefit obligation at end of year	$77,011	$70,970
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	$41,521	$38,010
Actual return on plan assets	1,672	4,284
Employer contributions	2,035	1,735
Benefits paid	(1,929)	(2,507)
Fair value of assets at end of year	$43,299	$41,522
Funded status	$(33,712)	$(29,448)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Pension liability	$(33,712)	$(29,448)
Accumulated other comprehensive loss (pre-tax)	23,889	23,588

	Discount Rate		Rate of Compensation Increase
	2011	2010	2011	2010
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan	5.10%	5.50%	3.00%	3.00%
Supplemental retirement plan	5.10	5.50	3.00	3.00

Components of the net periodic benefit expense and other amounts recognized in other comprehensive loss (income) are as follows:

Years Ended December 31,	2011	2010	2009
COMPONENTS OF NET PERIODIC COST
Service cost	$2,147	$2,050	$2,160
Interest cost	3,933	3,766	3,355
Expected return on plan assets	(3,305)	(3,020)	(2,618)
Amortization of prior service cost	63	67	67
Recognized actuarial loss	3,159	2,672	3,454
Net periodic benefit expense	5,997	5,535	6,418
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (income), after tax	226	480	(3,822)
Prior service credit, after tax	(35)	(36)	(36)
Total recognized in other comprehensive loss (income)	191	444	(3,858)
Total recognized in net periodic benefit expense and other comprehensive income or loss	$6,188	$5,979	$2,560

	Discount Rate			Expected Return on Plan Assets			Rate of Compensation Increase
	2011	2010	2009	2011	2010	2009	2011	2010	2009
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan	5.50%	6.00%	5.75%	8.00%	8.00%	8.50%	3.00%	3.00%	3.00%
Supplemental retirement plan	5.50	6.00	5.75	N/A	N/A	N/A	3.00	3.00	3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2011 and 2010 was $45.5 million and $42.9 million, respectively.

The tables presented on the previous page and above include the supplemental retirement plan, which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,	2011	2010
Projected benefit obligation	$28,581	$25,165
Accumulated benefit obligation	28,521	25,165

The following table sets forth information regarding the assets of the defined benefit pension plan:

December 31,	2011	2010
U.S. government corporation and agency debt obligations	3%	4%
Corporate debt obligation	32	28
Common equity securities	59	61
Other	6	7
Total	100%	100%

The overall investment strategy of the Plan is to have a diversified portfolio of investments that balance risk and return with the goal of meeting or exceeding the plan’s actuarial return assumptions and shorter term liquidity needs. The asset mix can vary but, to achieve these objectives, it is targeted at 60% equity securities, including up to 10% in the parent company common shares, 25% in corporate obligations and 10% in federal and agency obligations with the balance in other investments including trust preferred securities. The allocation of Plan assets as of December 31, 2011 is shown in the table above. The money market investment positions will vary but, will generally be under 5%. The Plan’s asset allocation and investments are recommended and managed by an independent advisor.

The weighted average expected long-term rate of return is estimated based on current trends in the plan assets as well as projected future rates of returns on those assets. The long-term rate of return considers historical returns, with adjustments to reflect expectations of future returns as determined by the trustee’s investment advisor after consultation with the trustee. These adjustments include consideration of projected future economic conditions, interest rates, industry trends and other factors.

The defined benefit pension plan owns common shares of the parent company which is included in common equity securities above. At December 31, 2011, the fair value of the parent company common shares was $597 thousand and represented approximately 1% of plan assets. At December 31, 2010, the fair value of the parent company common shares was $723 thousand and represented approximately 2% of plan assets.

The defined benefit pension plan also owns capital securities (see Note 12 for definition) issued by Sterling Bancorp Trust I, a wholly-owned non-consolidated statutory business trust (which is a VIE). At December 31, 2011 and December 31, 2010, the fair value of the capital securities was $1.2 million and represented approximately 3% of plan assets.

The Company expects to contribute approximately $2.0 million to the defined benefit pension plan in 2012.

The following table presents benefit payments expected to be paid, based on the assumption described below, including the effect of expected future service for the years indicated.

Year(s)	Defined Benefit Plan	Supplemental Retirement Plan	Total Benefit Payments
2012	$2,128	$27,462	$29,590
2013	2,336	36	2,372
2014	2,494	37	2,531
2015	2,644	563	3,207
2016	2,800	37	2,837
Years 2017–2021	17,146	196	17,342

The cash flows shown above are based on the assumptions used in the annual actuarial valuations of the defined benefit plan. The supplemental retirement plan column is computed assuming that any executive who has reached the age upon which full retirement is assumed for actuarial purposes actually retires in the current year. However, if such an executive does not actually retire in the current year, the obligation will be deferred until a later year. We are not aware of any senior executives who have near-term plans to retire.

Amounts recognized in accumulated other comprehensive loss, pre-tax, as of December 31, 2011 and 2010 follow:

	Qualified Pension Plan		Supplemental Retirement Plan		Total
	2011	2010	2011	2010	2011	2010
Net actuarial loss	$17,517	$17,131	$6,330	$6,352	$23,847	$23,483
Prior service cost	38	85	4	20	42	105
Total	$17,555	$17,216	$6,334	$6,372	$23,889	$23,588

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost in 2012 are as follows:

	Qualified Pension Plan	Supplemental Retirement Plan	Total
Net actuarial loss	$1,892	$734	$2,626
Prior service cost	23	4	27
Total	$1,915	$738	$2,653

Fair Value of Plan Assets: Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity, Debt, Investment Funds and Other Securities. The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair value of the plan assets at December 31, 2011, by asset category, is as follows:

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets
Equity securities	$28,306	$28,306	$—	$—
U.S. government agency obligations	1,273	1,273	—	—
Corporate debt securities	13,493	13,493	—	—
Money market funds and other	227	—	227	—
Total Plan Assets	$43,299	$43,072	$227	$—

Savings Plans

As of January 1, 2008, the Company merged its two 401(k) plans into one plan (“new plan”). Eligible employees must complete 1,000 hours of service in order to be eligible for the Company matching contributions. Participants in the new plan eligible for Company matching contributions include any employee hired after January 1, 2006 and employees of two subsidiaries of the bank. Eligible employees may enroll in the new plan on the first day of the month after hire. The Company matches 25% of the eligible employee’s contribution to the plan based on the amount of each participant’s contributions, up to the Internal Revenue Service maximum contribution limit. All participants may immediately invest their individual contributions, as well as any Company matching contribution, in any of a variety of investment alternatives offered under the new plan. Expense for employer match related to the new plan totaled $480 thousand in 2011, $323 thousand in 2010 and $289 thousand in 2009.

Postretirement Life Insurance Benefits

The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee’s date of retirement. The Company’s plan for its postretirement benefit obligation is unfunded with a liability of $1.2 million at December 31, 2011 and $1.4 million at December 31, 2010. Net postretirement benefit cost was $125 thousand, $65 thousand and $65 thousand for 2011, 2010 and 2009, respectively. Amounts related to the postretirement life insurance plan included in other comprehensive income were $143 thousand at December 31, 2011 and $-0- thousand at December 31, 2010.

NOTE 19.

INCOME TAXES

The current and deferred tax provisions (benefits) applicable to income before taxes for each of the last three fiscal years are as follows:

Years Ended December 31,	2011	2010	2009
FEDERAL
Current	$(71)	$3,615	$9,187
Deferred	2,046	(1,734)	(5,226)
Total	$1,975	$1,881	$3,961
STATE AND LOCAL
Current	$2,188	$973	$2,065
Deferred	33	(696)	(1,118)
Total	$2,221	$277	$947
TOTAL
Current	$2,117	$4,588	$11,252
Deferred	2,079	(2,430)	(6,344)
Total	$4,196	$2,158	$4,908

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,	2011	2010	2009
Federal statutory rate	35%	34%	35%
Computed tax based on income from continuing operations	$7,627	$3,123	$5,015
Increase (Decrease) in tax resulting from:
State and local taxes, net of Federal income tax benefit	1,500	218	673
Tax-exempt income	(2,578)	(1,640)	(648)
Tax benefit related to closed Federal tax audits	(2,523)	—	—
Other permanent items	170	457	(132)
Total	$4,196	$2,158	$4,908

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,	2011	2010
Deferred tax assets
Difference between financial statement provision for loan losses and tax bad debt deduction	$7,909	$8,275
Pension and benefit plans	10,649	10,796
Available for sale securities	763	—
Compensation and other benefits	1,934	2,853
Deferred rent	1,324	1,182
Other	1,127	1,227
Total deferred tax assets	23,706	24,333
Deferred tax liabilities
Difference between tax and net book values of fixed assets	2,029	738
Available for sale securities and other investments deferred tax liability	—	156
Other	79	534
Total deferred tax liabilities	2,108	1,428
Net deferred tax asset	$21,598	$22,905

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred assets was not considered necessary at December 31, 2011 and 2010 since it is more likely than not that these assets will be realized.

The current tax net receivable as of December 31, 2011 was approximately $1.7 million. The current tax net payable at December 31, 2010 was approximately $1.6 million.

The Company has accrued $750 thousand in 2011 for state income taxes due to changes in the economic nexus rules governing taxation of business conducted within that state. The Company anticipates filing tax returns under the voluntary disclosure regulations of that state which will limit the Company’s tax exposure to business conducted within that state during the past three years. The Company recognizes interest accrued related to unrecognized tax expense and penalties as income tax expense. At December 31, 2011 and 2010, the Consolidated Balance Sheet included accrued interest related to unrecognized tax expense of $313 thousand and $297 thousand, respectively. The Consolidated Statement of Income included interest expense for 2011, 2010 and 2009 of $16 thousand, $47 thousand and $250 thousand, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns have been examined through 2009, with 2010 subject to examination. The Company’s New York State tax returns for years 2005 through 2007 are currently under examination and 2008 through 2010 are subject to examination. The Company’s New York City tax returns for 2006 through 2010 are subject to examination.

NOTE 20.

EARNINGS PER COMMON SHARE

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested share awards such as awards of restricted common shares. Non-vested share awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock option compensation using the treasury stock method.

The following table presents the calculation of net earnings allocated to common shares and a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	2011	2010	2009
Distributed earnings allocated to common shares	$11,080	$8,851	$10,131
Undistributed earnings allocated to common shares	4,374	(4,429)	(3,482)
Net earnings allocated to common shares	$15,454	$4,422	$6,649
Weighted average common shares outstanding	30,038,047	24,492,279	18,104,619
Add dilutive effect of:
Stock options	—	2,765	21,714
Adjusted for assumed diluted computation	30,038,047	24,495,044	18,126,333

Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2011, 2010 and 2009 have not been included in computation of diluted earnings per share for those respective years. As of December 31, 2011, 310,460 options to purchase shares between $14.60 and $17.99 were not included; as of December 31, 2010, 422,747 options to purchase shares between $10.61 and $26.94 were not included; as of December 31, 2009, 460,822 options to purchase shares between $10.61 and $26.94 were not included.

NOTE 21.

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

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. Examples of financial instruments generally included in this level are corporate debt, mortgage-backed certificates issued by U.S. government corporations and government-sponsored enterprises, equity securities that trade in less active markets and certain derivative instruments.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own judgments about the assumptions that market participants would use in pricing the assets or liabilities. Examples of financial instruments generally included in this level are private equities, certain loans held for sale and other alternative investments.

In general, fair value of securities is based upon quoted market prices, where available (Level 1 inputs). If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs observable market-based parameters (Level 2 inputs). Fair value of loans held for sale is based upon internally developed models that primarily use as inputs observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters (Level 3 inputs). Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

For mortgage-backed securities issued by U.S. government corporations and government-sponsored enterprises, management considers dealer indicative bids in the valuation process. Indicative bids are estimates of value and do not necessarily represent the price at which the dealer would be willing to transact. Such bids are compared to IDC-evaluated prices for reasonableness as well as consistency with observable market conditions. All mortgage-backed securities are deemed to be valued based on Level 2 inputs.

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011
Securities available for sale:
Obligations of U.S. government corporations and government-sponsored enterprises
Mortgage-backed securities	$—	$29,752	$—	$29,752
Agency notes	—	1,237	—	1,237
Total obligations of U.S. government corporations and government-sponsored enterprises	—	30,989	—	30,989
Obligations of state and political institutions—New York bank qualified	—	22,777	—	22,777
Single-issuer, trust preferred securities	27,059	—	—	27,059
Corporate debt securities	—	173,307	—	173,307
Equity and other securities	15,882	—	—	15,882
Total marketable securities	$42,941	$227,073	$—	$270,014

December 31, 2010
Securities available for sale:
Obligations of U.S. government corporations and government-sponsored enterprises
Mortgage-backed securities	$—	$51,983	$—	$51,983
Agency notes	—	100,122	—	100,122
Total obligations of U.S. government corporations and government-sponsored enterprises	—	152,105	—	152,105
Obligations of state and political institutions—New York bank qualified	—	40,044	—	40,044
Single-issuer, trust preferred securities	3,933	—	—	3,933
Corporate debt securities	—	189,058	—	189,058
Equity and other securities	4,940	—	—	4,940
Total marketable securities	$8,873	$381,207	$—	$390,080
Other investments	$11,838	$6,760	$—	$18,598

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

	December 31, 2011	December 31, 2010
Impaired loans
Commercial and industrial	$1,298	$1,344
Commercial real estate	2,011	2,024
Other real estate owned, net	1,929	182

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

Other real estate owned. The fair value of other real estate owned (“OREO”) is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4.5 million, with a valuation allowance of $1.2 million at December 31, 2011, resulting in an additional provision for loan losses of $31 thousand for the year ended December 31, 2011. At December 31, 2010, impaired loans had a principal balance of $4.5 million, with a valuation allowance of $1.1 million, resulting in an additional provision for loan losses of $1.1 million for the year ended December 31, 2010.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $1.9 million, which is made up of the outstanding balance of $1.9 million, net of a valuation allowance of $-0- million. For the year ended December 31, 2011, $-0- million of other real estate owned was written down through a charge to noninterest expense. At December 31, 2010, other real estate owned had a net carrying amount of $182 thousand, made up of the outstanding balance of $182 thousand, net of a valuation allowance of $-0- thousand. For the year ended December 31, 2010, $233 thousand of other real estate owned was written down through a charge to noninterest expense.

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

Investment Securities

The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 105.

Loans, Net

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities:

December 31,	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from banks	$31,046	$31,046	$26,824	$26,824
Interest-bearing deposits with other banks	126,448	126,448	40,503	40,503
Investment securities	677,871	695,789	789,315	790,533
Loans, net	1,496,652	1,505,005	1,328,045	1,332,673
Customers’ liability under acceptances	4	4	—	—
Accrued interest receivable	6,838	6,838	8,280	8,280
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,331,223	1,331,223	1,132,497	1,132,497
Time deposits	657,848	659,439	615,267	617,096
Securities sold under agreements to repurchase	52,313	52,313	28,016	28,016
Federal funds purchased	—	—	15,000	15,000
Commercial paper	13,485	13,485	14,388	14,388
Other short-term borrowings	—	—	3,490	3,490
Acceptances outstanding	4	4	—	—
Accrued interest payable	1,064	1,064	1,314	1,314
Advances—FHLB and long-term borrowings	148,507	149,056	169,947	173,110

NOTE 22.

CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2011, management believes that the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The following tables present information regarding the Company’s and the bank’s regulatory capital ratios:

	Actual		Minimum For Capital Adequacy		To Be Well Capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
The Company	$256,526	13.71%	$149,738	8.00%	$187,173	10.00%
The bank	234,737	12.63	148,732	8.00	185,915	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	235,947	12.61	74,869	4.00	112,304	6.00
The bank	214,159	11.52	77,366	4.00	111,549	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	235,947	9.02	104,593	4.00	130,741	5.00
The bank	214,159	8.30	103,148	4.00	128,935	5.00

As of December 31, 2010
Total Capital (to Risk-Weighted Assets):
The Company	$255,022	14.68%	$138,982	8.00%	$173,728	10.00%
The bank	211,737	12.32	137,516	8.00	171,895	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	236,477	13.61	69,491	4.00	104,237	6.00
The bank	193,192	11.24	68,758	4.00	103,137	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	236,477	10.15	93,152	4.00	116,440	5.00
The bank	193,192	8.39	92,070	4.00	115,087	5.00

NOTE 23.

PARENT COMPANY

CONDENSED BALANCE SHEETS

December 31,		2011	2010
ASSETS
Cash and due from banks—
Banking subsidiary		$20,870	$37,285
Other banks		13	32
Interest-bearing deposits—banking subsidiary		1,244	3,443
Securities available for sale (at fair value)		8,571	6,086
Loans, net of unearned discount		10,127	15,370
Investment in subsidiaries—
Banking subsidiary (including goodwill of $22,901 in 2011 and 2010)		226,403	206,818
Other subsidiaries		2,179	2,160
Cash surrender value of life insurance policies		4,609	4,104
Other assets		16,728	15,856
		$290,744	$291,154
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper (see Note 10)		$13,485	$14,388
Due to subsidiaries—
Other subsidiaries		992	992
Accrued expenses and other liabilities		29,672	27,258
Junior subordinated debt (see Note 12)		25,774	25,774
Shareholders’ equity		220,821	222,742
		$290,744	$291,154

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,	2011	2010	2009
INCOME
Dividends and interest from—
Banking subsidiary	$1	$2	$39
Loans	92	208	95
Securities available for sale	249	342	88
Other income	140	155	172
Total income	482	707	394
EXPENSE
Interest expense	2,186	2,189	2,211
Other expenses	2,937	3,373	3,301
Total expense	5,123	5,562	5,512
Loss before income taxes and equity in undistributed net income of subsidiaries	(4,641)	(4,855)	(5,118)
Benefit for income taxes	(1,313)	(1,147)	(1,755)
Loss before equity in undistributed net income of subsidiaries	(3,328)	(3,708)	(3,363)
Equity in undistributed net income of—
Banking subsidiary	20,905	10,713	12,764
Other subsidiaries	19	21	21
Net income	$17,596	$7,026	$9,422

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010	2009
OPERATING ACTIVITIES
Net income	$17,596	$7,026	$9,422
Adjustments to reconcile net income to net cash used in operating activities:
Increase (Decrease) in accrued expenses and other liabilities	2,414	3,246	(512)
Equity in undistributed net income of subsidiaries	(20,924)	(10,734)	(12,785)
Security gains	—	(15)	—
Increase in other assets	(1,377)	(4,415)	(2,028)
Other, net	(1,383)	1,028	(97)
Net cash used in operating activities	(3,674)	(3,864)	(6,000)
INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits—banking subsidiary	2,199	24,498	(17,039)
Purchase of securities available for sale	(109,991)	(62,495)	—
Decrease (Increase) in loans	5,243	(209)	(15,111)
Proceeds from sales of securities available for sale	—	2,054	—
Proceeds from maturities and redemptions of securities available for sale	109,250	54,318	—
Investment in subsidiaries—banking subsidiary	—	(31,500)	—
Net cash provided by (used in) investing activities	6,701	(13,334)	(32,150)
FINANCING ACTIVITIES
Net (decrease) increase in commercial paper	(903)	(2,909)	5,565
Cash dividends paid on common shares	(11,122)	(8,873)	(10,131)
Cash dividends paid on preferred shares	(945)	(2,100)	(1,878)
Proceeds from exercise of stock options	—	403	197
Net proceeds from issuance of common shares	36,454	64,881	—
Net redemption of preferred stock and common stock warrants	(42,945)	—	—
Net cash (used in) provided by financing activities	(19,461)	51,402	(6,247)
Net (decrease) increase in cash and due from banks	(16,434)	34,204	(44,397)
Cash and due from banks—beginning of year	37,317	3,113	47,510
Cash and due from banks—end of year	$20,883	$37,317	$3,113
Supplemental disclosure of cash flow information:
Interest paid	$2,187	$2,174	$2,214
Income taxes paid	5,744	3,994	5,757

NOTE 24.

COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $6.2 million, $5.8 million and $5.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are net of rental income for a sublease of $213 thousand, $218 thousand and $194 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The future minimum rental commitments as of December 31, 2011 under noncancelable leases follow:

Rental
Year(s)	Commitments
2012	$3,833
2013	4,324
2014	4,747
2015	4,518
2016	3,789
2017 and thereafter	22,837
Total	$44,048

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

Loan commitments, approximately 89% of which have an original maturity of one year or less, were approximately $75.5 million as of December 31, 2011. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FASB Codification Topic 460: Guarantees, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2011, these commitments totaled $27.8 million of which $21.7 million expire within one year and $6.1 million within two years. Approximately 78% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2011 ranged from 0% to 100%; the average amount collateralized was approximately 94%.

Other commercial commitments principally consist of commercial letters of credit issued to our trade finance customers to finance the import of various merchandise. At December 31, 2011, these commitments totaled $61.8 million, of which $61.6 million expire within one year. The commercial documents are secured by the underlying merchandise. The majority of these letters of credit require cash payment before the release of documents.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

NOTE 25.

QUARTERLY DATA (UNAUDITED)

2011 Quarter	Mar 31	Jun 30	Sept 30	Dec 31
Total interest income	$22,754	$24,110	$25,179	$25,021
Total interest expense	3,325	3,193	3,307	3,162
Net interest income	19,429	20,917	21,872	21,859
Provision for loan losses	3,000	3,000	3,000	3,000
Net securities gains	729	380	420	197
Noninterest income, excluding securities gains	10,713	10,488	11,039	10,094
Noninterest expenses	22,453	23,446	23,770	24,676
Income before income taxes	5,418	5,339	6,561	4,474
Provision (Benefit) for income taxes	1,475	1,394	2,191	(864)
Net income	3,943	3,945	4,370	5,338
Dividends on preferred shares and accretion	644	1,430	—	—
Net income available to common shareholders	3,299	2,515	4,370	5,338
Net income available to common shareholders, per average common share:
Basic	0.12	0.08	0.14	0.17
Diluted	0.12	0.08	0.14	0.17
Common share closing price:
High	10.73	10.55	9.92	8.92
Low	9.48	8.78	7.05	6.67
Quarter-end	10.01	9.49	7.26	8.64

2010 Quarter	Mar 31	Jun 30	Sept 30	Dec 31
Total interest income	$24,016	$24,475	$24,702	$23,997
Total interest expense	4,121	3,937	3,827	3,698
Net interest income	19,895	20,538	20,875	20,299
Provision for loan losses	6,000	5,500	14,000	3,000
Net securities gains	1,502	746	1,171	509
Noninterest income, excluding securities gains	9,600	10,615	11,887	11,603
Noninterest expenses	21,336	22,139	23,753	24,328
Income (Loss) before income taxes	3,661	4,260	(3,820)	5,083
Provision (Benefit) for income taxes	1,098	1,278	(1,146)	928
Net income (loss)	2,563	2,982	(2,674)	4,155
Dividends on preferred shares and accretion	636	644	654	655
Net income (loss) available to common shareholders	1,927	2,338	(3,328)	3,500
Net income (loss) available to common shareholders, per average common share:
Basic	0.10	0.09	(0.12)	0.13
Diluted	0.10	0.09	(0.12)	0.13
Common share closing price:
High	10.05	10.93	10.28	10.59
Low	7.27	8.99	8.39	8.71
Quarter-end	10.05	9.00	8.69	10.47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Sterling Bancorp (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011 and the consolidated statement of condition of Sterling National Bank as of December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America and the financial position of Sterling National Bank as of December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP
Livingston, New Jersey
March 9, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, the Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

(c) Report of Independent Registered Public Accounting Firm

We have audited Sterling Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sterling Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended of Sterling Bancorp and the consolidated statement of condition of Sterling National Bank as of December 31, 2011 and 2010 and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP
Livingston, New Jersey
Match 9, 2012

(e) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure beginning on page 27 at the end of Part I of this report. The other information required by Item 10 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2011 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2011 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information appearing in Note 17 of the Company’s consolidated financial statements beginning on page 96.

The following table provides information as of December 31, 2011, regarding securities issued to all of the Company’s employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2011, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	310,460	$15.64	616,184
Equity Compensation Plans not approved by security holders	—	—	—
Total	310,460	$15.64	616,184

The other information required by Item 12 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2011 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2011 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2011 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this report are listed below:

1.	Financial Statements Sterling Bancorp
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 Sterling National Bank
Consolidated Statements of Condition as of December 31, 2011 and 2010

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

	(iii)	By-Laws as amended through November 15, 2007 (Filed as Exhibit 3(ii) to the Registrant’s Form 8-K dated November 15, 2007 and filed on November 19, 2007 and incorporated herein by reference).

4.

Pursuant to Regulation S-K, Item 601(b)(4) (iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10.	(i)(A)*

Sterling Bancorp Stock Incentive Plan (Amended and Restated as of May 20, 2004) (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(B)*	Form of Award Letter for Non-Employee Directors (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(C)*	Form of Award Letter for Officers (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

	(i)(D)*	Form of Nonqualified Stock Option Award (Filed as Exhibit 10(A) to the Registrant’s Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

	(i)(E)*	Form of Award Letter for Officers (Filed as Exhibit 10(i)(E) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

	(i)(F)*	Amendment to Sterling Bancorp Stock Incentive Plan (Filed as Exhibit 10(i)(F) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(ii)(A)*

Sterling Bancorp Key Executive Incentive Bonus Plan (Filed as Exhibit C to the Registrant’s definitive Proxy Statement, dated March 13, 2001, filed on March 16, 2001 and incorporated herein by reference).

* Constitutes a Management Contract or Compensatory Plan or Arrangement

(ii)(B)*

Amendment to Sterling Bancorp Key Executive Incentive Bonus Plan (Filed as Exhibit 10(ii) (B) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(iii)(A)*

Amended and Restated Employment Agreements dated March 22, 2002 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(i)(a) and 10(i)(b), respectively, to the Registrant’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

(iii)(B)*

Amendments to Employment Agreements dated February 26, 2003 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 3.10(xiv)(a) and 3.10(xiv)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

(iii)(C)*

Amendments to Employment Agreements dated February 24, 2004 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(xv)(a) and 10(xv)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

(iii)(D)*

Amendments to Employment Agreements dated March 18, 2005 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(B) and 10(C), respectively, to the Registrant’s Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

(iii)(E)*

Amendments to Employment Agreements dated March 15, 2006 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(E)(a) and 10(iii)(E)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

(iii)(F)*

Amendments to Employment Agreements dated March 15, 2007 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(F)(a) and 10(iii)(F)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

(iii)(G)*

Amendments to Employment Agreements dated March 13, 2008 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(G)(a) and 10(iii)(G)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

(iii)(H)*

Amendments dated December 29, 2008 to Employment Agreements (a) For Louis J. Cappelli and (b) For John C. Millman (Filed as Exhibit 10(iii)(H) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(iii)(I)*

Amendments to Employment Agreements dated March 12, 2009 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(I)(a) and 10(iii)(I)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

(iii)(J)*

Amendments to Employment Agreements dated March 25, 2010 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(ii)(J)(a) and 10(iii)(J)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

(iii)(K)*	Amendments to Employment Agreements dated March 8, 2011 (a) For Louis J. Cappelli (b) For John C. Millman

(iii)(L)*	Amendments to Employment Agreements dated March 2, 2012 (a) For Louis J. Cappelli (b) For John C. Millman

(iv)(A)*

Form of Change of Control Severance Agreement entered into May 21, 1999 between the Registrant and each of six executives (Filed as Exhibit 10(ii) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

(iv)(B)*

Amendment to Form of Change of Control Severance Agreement dated February 6, 2002 entered into between the Registrant and each of four executives (Filed as Exhibit 10(ii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

*     Constitutes a Management Contract or Compensatory Plan or Arrangement

(iv)(C)*

Form of Change of Control Severance Agreement dated April 3, 2002 entered into between the Registrant and one executive (Filed as Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

(iv)(D)*

Form of Change of Control Severance Agreement dated June 8, 2004 entered into between the Registrant and one executive (Filed as Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

(iv)(E)*

Form of Change of Control Severance and Retention Agreement, dated as of November 7, 2006, entered into between the Registrant and one officer (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

(iv)(F)*

Form of Change of Control Severance and Retention Agreement, dated as of September 7, 2006, entered into between the Registrant and one officer (Filed as Exhibit 10(iv)(F) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

(iv)(G)*

Form of Amendment dated December 29, 2008 to Form of Change in Control Severance Agreement between the Registrant and each of three executives (Filed as Exhibit 10(iv)(G) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(iv)(H)*

Form of Amendment dated December 29, 2008 to Form of Change in Control Severance and Retention Agreement between the Registrant and each of six executives (Filed as Exhibit 10(iv)(H) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

(v)(A)*

Form of Waiver, executed by each of Louis J. Cappelli, John C. Millman, John W. Tietjen, Howard M. Applebaum and Eliot Robinson (Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated December 23, 2008 and filed on December 30, 2008 and incorporated herein by reference).

(v)(B)*

Form of Letter Agreement, executed by each of Louis J. Cappelli, John C. Millman, John W. Tietjen, Howard M. Applebaum and Eliot Robinson (Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated December 23, 2008 and filed on December 30, 2008 and incorporated herein by reference).

11.		Statement re: Computation of Per Share Earnings.

12.		Statement re: Computation of Ratios.

21.		Subsidiaries of the Registrant.

23.		Consent of Crowe Horwath LLP Independent Registered Public Accounting Firm.

31.1		Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1

Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code. (Pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act, the certification filed under this Exhibit shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act and shall not be otherwise subject to the liability of that section).

32.2

Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code. (Pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act, the certification filed under this Exhibit shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act and shall not be otherwise subject to the liability of that section).

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Taxonomy Extension Schema

	101.CAL**	XBRL Taxonomy Extension Calculation Label Linkbase

	101.LAB**	XBRL Taxonomy Extension Label Linkbase

	101.PRE**	XBRL Taxonomy Presentation Linkbase

	101DEF**	XBRL Taxonomy Definition Linkbase

*	Constitutes a Management Contract or Compensatory Plan or Arrangement

**

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1993 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP

/s/ Louis J. Cappelli
Louis J. Cappelli, Chairman and Chief Executive Officer
(Principal Executive Officer)

March 9, 2012
Date

/s/ John W. Tietjen
John W. Tietjen, Executive Vice President
(Principal Financial and Accounting Officer)

March 9, 2012
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 9, 2012	/s/ Louis J. Cappelli
(Date)	Louis J. Cappelli
Director, Chairman and
Chief Executive Officer
(Principal Executive Officer)

March 9, 2012	/s/ John W. Tietjen
(Date)	John W. Tietjen
Executive Vice President
(Principal Financial and Accounting Officer)

March 9, 2012	/s/ John C. Millman
(Date)	John C. Millman
Director

March 9, 2012	/s/ Henry J. Humphreys
(Date)	Henry J. Humphreys
Director

March 9, 2012	/s/ Joseph M. Adamko
(Date)	Joseph M. Adamko
Director

March 9, 2012	/s/ Robert W. Lazar
(Date)	Robert W. Lazar
Director

March 9, 2012	/s/ Eugene T. Rossides
(Date)	Eugene T. Rossides
Director

E X H I B I T   I N D E X

10. (iii)(K)	Amendments to Employment Agreements dated March 8, 2011:
(a) For Louis J. Cappelli
(b) For John C. Millman

10. (iii)(L)	Amendments to Employment Agreements dated March 2, 2012:
(a) For Louis J. Cappelli
(b) For John C. Millman

11.	Statement re: Computation of Per Share Earnings.

12.	Statement re: Computation of Ratios.

21.	Subsidiaries of the Registrant.

23.	Consent of Crowe Horwath LLP Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13A–14(A).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13A–14(A).

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Label Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1993 and Section 18 of the Securities Exchange Act of 1934.