Form 10-Q
period 2012-03-31
STERLING BANCORP
filed 2012-05-04
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-5273-1

Sterling Bancorp
(Exact name of registrant as specified in its charter)

New York	12-2565216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

As of April 30, 2012 there were 30,917,138 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$34,731	$31,046
Interest-bearing deposits with other banks	26,938	126,448

Securities available for sale (at estimated fair value; pledged: $172,491 in 2012 and $146,429 in 2011)	386,528	270,014
Securities held to maturity (pledged: $187,123 in 2012 and $206,282 in 2011) (estimated fair value:
$433,096 in 2012 and $425,775 in 2011)	415,858	407,857
Total investment securities	802,386	677,871

Loans held for sale	27,864	43,372
Loans held in portfolio, net of unearned discounts	1,452,675	1,473,309
Less allowance for loan losses	20,105	20,029
Loans, net	1,432,570	1,453,280

Federal Reserve and Federal Home Loan Bank stock, at cost	8,470	8,486
Customers’ liability under acceptances	3	4
Goodwill	22,901	22,901
Premises and equipment, net	23,268	23,625
Other real estate	1,563	1,929
Accrued interest receivable	8,835	6,838
Cash surrender value of life insurance policies	53,920	53,446
Other assets	55,195	44,051
Total assets	$2,498,644	$2,493,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$815,513	$765,800
Savings, NOW and money market deposits	644,392	565,423
Time deposits	528,382	657,848
Total deposits	1,988,287	1,989,071

Securities sold under agreements to repurchase - customers	40,602	47,313
Securities sold under agreements to repurchase - dealers	5,000	5,000
Federal funds purchased	15,000	—
Commercial paper	15,890	13,485
Advances - FHLB	122,368	122,733
Long-term borrowings - subordinated debentures	25,774	25,774
Total borrowings	224,634	214,305
Acceptances outstanding	3	4
Accrued interest payable	995	1,064
Accrued expenses and other liabilities	59,401	68,032
Total liabilities	2,273,320	2,272,476

Shareholders’ equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 35,225,110 and 35,225,110 shares, respectively	35,225	35,225
Capital surplus	270,972	270,869
Retained earnings	17,343	15,523
Accumulated other comprehensive loss	(11,561)	(14,216)
Common shares in treasury at cost, 4,307,972 and 4,300,278 shares, respectively	(86,655)	(86,580)
Total shareholders’ equity	225,324	220,821
Total liabilities and shareholders’ equity	$2,498,644	$2,493,297

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Loans	$19,686	$17,175
Investment securities
Available for sale	2,377	2,554
Held to maturity	3,030	3,397
FRB and FHLB stock	81	23
Deposits with other banks	46	35
Total interest income	25,220	23,184

INTEREST EXPENSE
Deposits
Savings, NOW and money market	644	700
Time	1,063	1,360
Short-term borrowings	64	78
Advances - FHLB	519	664
Long-term borrowings - subordinated debentures	523	523
Total interest expense	2,813	3,325

Net interest income	22,407	19,859

Provision for loan losses	3,000	3,000

Net interest income after provision for loan losses	19,407	16,859

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	4,868	5,069
Mortgage banking income	2,336	2,175
Service charges on deposit accounts	1,413	1,371
Securities gains	879	1,124
Other income	943	1,273
Total noninterest income	10,439	11,012

NONINTEREST EXPENSE
Salaries and employee benefits	14,911	14,260
Occupancy and equipment expenses, net	3,214	3,273
Deposit insurance	584	933
Professional fees	903	818
Other expenses	3,585	3,169
Total noninterest expenses	23,197	22,453

Income before income taxes	6,649	5,418

Provision for income taxes	2,047	1,475

Net income	4,602	3,943
Dividends on preferred shares and accretion	—	644
Net income available to common shareholders	$4,602	$3,299

Average number of common shares outstanding
Basic	30,659,856	27,351,584
Diluted	30,659,856	27,351,584

Net income available to common shareholders, per average common share
Basic	$0.15	$0.12
Diluted	0.15	0.12

Dividends per common share	0.09	0.09

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$4,602	$3,943

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the year	2,685	595

Reclassification adjustment for securities’ gains included in net income	(488)	(614)

Reclassification adjustment for amortization of:
Prior service cost	5	9
Net actuarial losses	453	389

Other comprehensive income	2,655	379

Comprehensive income	$7,257	$4,322

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Preferred Stock
Balance at January 1,	$—	$40,602
Discount accretion	—	119
Balance at March 31,	$—	$40,721

Common Stock
Balance at January 1,	$35,225	$31,139
Common shares issued	—	4,025
Restricted shares issued	—	61
Balance at March 31,	$35,225	$35,225

Warrants to Purchase Common Stock Balance at January 1, and March 31,	$—	$2,615

Capital Surplus
Balance at January 1,	$270,869	$236,437
Common shares issued	—	32,429
Restricted shares issued	—	(61)
Stock option compensation and restricted stock expense	103	73
Balance at March 31,	$270,972	$268,878

Retained Earnings
Balance at January 1,	$15,523	$11,392
Net income	4,602	3,943
Cash dividends paid - preferred shares	—	(525)
Cash dividends paid - common shares	(2,782)	(2,776)
Discount accretion on series A preferred stock	—	(119)
Balance at March 31,	$17,343	$11,915

Accumulated Other Comprehensive Loss
Balance at January 1,	$(14,216)	$(12,887)
Other comprehensive income, net of tax	2,655	379
Balance at March 31,	$(11,561)	$(12,508)

Treasury Stock
Balance at January 1,	$(86,580)	$(86,556)
Surrender of shares issued under stock incentive plan	(75)	—
Balance at March 31,	$(86,655)	$(86,556)

Total Shareholders’ Equity
Balance at January 1,	$220,821	$222,742
Net changes during the period	4,503	37,548
Balance at March 31,	$225,324	$260,290

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net Income	$4,602	$3,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,000	3,000
Depreciation and amortization of premises and equipment	910	698
Securities gains	(879)	(1,124)
(Gains) Losses from life insurance policies, net	(229)	22
Deferred income tax provision	73	446
Proceeds from sale of loans	120,219	106,720
Gains on sales of loans, net	(2,352)	(2,184)
Originations of loans held for sale	(103,186)	(96,928)
Amortization of premiums on securities	1,791	2,065
Accretion of discounts on securities	(156)	(123)
Increase in accrued interest receivable	(1,840)	(1,127)
Decrease in accrued interest payable	(70)	(169)
Decrease in accrued expenses and other liabilities	(8,394)	(25,376)
Increase in other assets	(1,454)	(2,131)
Loss on other real estate owned	66	—
Net cash provided by (used in) operating activities	12,101	(12,268)

Investing Activities
Purchase of premises and equipment	(553)	(2,789)
Net decrease in interest-bearing deposits with other banks	99,510	32,571
Net decrease in loans held in portfolio	15,237	15,707
Net (increase) decrease in short-term factored receivables	(6,837)	7,018
Proceeds from sale of other real estate	404	—
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	10,491	15,298
Purchases of securities - held to maturity	(88,479)	(79,383)
Proceeds from calls of securities - held to maturity	70,000	5,000
Proceeds from prepayments, redemptions or maturities of securities - available for sale	105,570	61,478
Purchases of securities - available for sale	(284,670)	(170,033)
Proceeds from calls/sales of securities - available for sale	64,132	92,621
Proceeds from redemptions or maturities of FHLB & FRB stock	16	691
Net cash used in investing activities	(15,179)	(21,821)

Financing Activities
Net increase (decrease) in noninterest-bearing demand deposits	49,713	(8,766)
Net increase (decrease) in savings, NOW and money market deposits	78,969	(12,815)
Net (decrease) increase in time deposits	(129,466)	1,902
Net increase in Federal funds purchased	15,000	45,000
Net decrease in securities sold under agreements to repurchase	(6,711)	(1,909)
Net increase in commercial paper and other short-term borrowings	2,405	2,038
Decrease in long-term borrowings	(365)	(15,358)
Proceeds from issuance of common stock	—	36,455
Cash dividends paid on preferred stock	—	(525)
Cash dividends paid on common stock	(2,782)	(2,776)
Net cash provided by financing activities	6,763	43,246

Net increase in cash and due from banks	3,685	9,157
Cash and due from banks - beginning of period	31,046	26,824

Cash and due from banks - end of period	$34,731	$35,981

Supplemental disclosures:
Interest paid	$2,882	$3,494
Income taxes paid	60	877
Loans held for sale transferred to portfolio	827	338
Loans transferred to other real estate	138	—
Due to brokers on purchases of securities - AFS	513	10,493

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended March 31, 2012 and 2011 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. Throughout the notes, dollar amounts presented in tables are in thousands, except per share data. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$30,314	$143	$—	$30,457
CMOs (Government National Mortgage Association)	5,226	2	10	5,218
Federal National Mortgage Association	2,125	90	0	2,215
Federal Home Loan Mortgage Corporation	37	—	1	36
Government National Mortgage Association	95	1	—	96
Total residential mortgage-backed securities	37,797	236	11	38,022

Agency notes
Federal National Mortgage Association	500	—	—	500
Federal Home Loan Mortgage Corporation	375	6	—	381
Total obligations of U.S. government corporations and government sponsored enterprises	38,672	242	11	38,903

Obligations of state and political institutions-New York Bank Qualified	18,119	1,373	—	19,492
Single-issuer, trust preferred securities	33,869	368	455	33,782
Other preferred securities	8,763	116	—	8,879
Corporate debt securities	270,024	518	1,399	269,143
Equity and other securities	14,836	1,807	314	16,329
Total	$384,283	$4,424	$2,179	$386,528

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$21,642	$103	$6	$21,739
CMOs (Government National Mortgage Association)	5,666	12	11	5,667
Federal National Mortgage Association	2,137	74	—	2,211
Federal Home Loan Mortgage Corporation	38	—	1	37
Government National Mortgage Association	98	—	—	98
Total residential mortgage-backed securities	29,581	189	18	29,752

Agency notes
Federal National Mortgage Association	501	—	—	501
Federal Home Loan Bank	101	1	—	102
Federal Home Loan Mortgage Corporation	376	7	—	383
Federal Farm Credit Bank	251	—	—	251
Total obligations of U.S. government corporations and government sponsored enterprises	30,810	197	18	30,989

Obligations of state and political institutions-New York Bank Qualified	21,171	1,606	—	22,777
Single-issuer, trust preferred securities	28,506	214	1,661	27,059
Corporate debt securities	175,920	263	2,876	173,307
Equity and other securities	15,322	958	398	15,882
Total	$271,729	$3,238	$4,953	$270,014

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

March 31, 2012	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,309	$162	$—	$3,471
CMOs (Federal Home Loan Mortgage Corporation)	5,487	285	—	5,772
Federal National Mortgage Association	43,103	3,681	—	46,784
Federal Home Loan Mortgage Corporation	20,387	1,566	—	21,953
Government National Mortgage Association	3,941	588	—	4,529
Total residential mortgage-backed securities	76,227	6,282	—	82,509

Agency notes
Federal National Mortgage Association	98,479	51	136	98,394
Federal Home Loan Bank	63,440	9	282	63,167
Federal Home Loan Mortgage Corporation	39,991	28	324	39,695
Total obligations of U.S. government corporations and government sponsored enterprises	278,137	6,370	742	283,765

Obligations of state and political institutions-New York Bank Qualified	137,721	11,610	—	149,331
Total	$415,858	$17,980	$742	$433,096

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2011	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,942	$192	$—	$4,134
CMOs (Federal Home Loan Mortgage Corporation)	6,474	305	—	6,779
Federal National Mortgage Association	46,937	3,777	—	50,714
Federal Home Loan Mortgage Corporation	23,682	1,669	—	25,351
Government National Mortgage Association	4,132	603	—	4,735
Total residential mortgage-backed securities	85,167	6,546	—	91,713

Agency notes
Federal National Mortgage Association	104,981	203	—	105,184
Federal Home Loan Bank	44,992	34	—	45,026
Federal Home Loan Mortgage Corporation	34,991	49	9	35,031
Total obligations of U.S. government corporations and government sponsored enterprises	270,131	6,832	9	276,954

Obligations of state and political institutions-New York Bank Qualified	137,726	11,105	10	148,821
Total	$407,857	$17,937	$19	$425,775

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
CMOs (Government National Mortgage Association)	$3,144	$10	$—	$—	$3,144	$10
Federal Home Loan Mortgage Corporation	—	—	21	1	21	1
Total obligations of U.S. government corporations and government sponsored enterprises	3,144	10	21	1	3,165	11

Single-issuer, trust preferred securities	13,282	382	1,574	73	14,856	455
Corporate debt securities	175,001	747	18,991	652	193,992	1,399
Equity and other securities	1,176	168	418	146	1,594	314
Total	$192,603	$1,307	$21,004	$872	$213,607	$2,179

December 31, 2011

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities CMOs (Federal Home Loan Mortgage Corporation)	$4,276	$6	$—	$—	$4,276	$6
CMOs (Government National Mortgage Association)	3,448	11	—	—	3,448	11
Federal Home Loan Mortgage Corporation	—	—	22	1	22	1
Total obligations of U.S. government corporations and government sponsored enterprises	7,724	17	22	1	7,746	18

Single-issuer, trust preferred securities	11,721	1,574	415	87	12,136	1,661
Corporate debt securities	139,972	1,937	10,607	939	150,579	2,876
Equity and other securities	2,974	398	—	—	2,974	398
Total	$162,391	$3,926	$11,044	$1,027	$173,435	$4,953

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$48,348	$136	$—	$—	$48,348	$136
Federal Home Loan Bank	53,163	282	—	—	53,163	282
Federal Home Loan Mortgage Corporation	29,676	324	—	—	29,676	324

Total obligations of U.S. government corporations and government sponsored enterprises	$131,187	$742	$—	$—	$131,187	$742

December 31, 2011

Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal Home Loan Mortgage Corporation	$14,991	$9	$—	$—	$14,991	$9

Total obligations of U.S. government corporations and government sponsored enterprises	14,991	9	—	—	14,991	9
Obligations of state and political institutions-New York Bank Qualified	736	9	289	1	1,025	10

Total	$15,727	$18	$289	$1	$16,016	$19

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at March 31, 2012:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes *	NA	$990	$1,069	$79

NPB Capital Trust II, 7.85%, due 9/30/2032	Yes *	NA	126	127	1

Allfirst Pfd Cap Trust, Floating Rate due 7/15/2029 owned by M&T Bank Corporation	Yes	BBB	376	375	(1)

BAC Capital Trust II, 7.00%, due 2/01/2032	Yes *	BB+	300	299	(1)

BAC Capital Trust IV, 5.875%, due 5/03/2033	Yes *	BB+	50	45	(5)

BNY Capital Trust V, 5.95%, due 5/01/2033	Yes *	BBB	50	51	1

Citigroup Capital VII, 7.125%, due 7/31/2031	Yes *	BB	1,507	1,513	6

Citigroup Capital VIII, 6.95%, due 9/15/2031	Yes *	BB	246	250	4

Citigroup Capital IX, 6.00%, due 2/14/2033	Yes *	BB	2,882	2,876	(6)

Citigroup Capital X, 6.10%, due 9/30/2033	Yes *	BB	293	290	(3)

Citigroup Capital XVII, 6.35%, due 3/15/2067	Yes *	BB	46	61	15

First Tennessee Capital II, 6.30%, due 4/15/2034	Yes *	BB	2,908	2,852	(56)

Fleet Capital Trust VIII, 7.20%, due 3/15/2032, owned by Bank of America Corporation	Yes *	BB+	502	498	(4)

Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes *	BB+	5,939	5,599	(340)

JP Morgan Chase Capital XIII, Floating Rate, due 9/30/2034	Yes *	BBB	751	757	6

JP Morgan Chase Capital XI, 5.875%, due 6/15/2033	Yes *	BBB	1,623	1,637	14

JP Morgan Chase Capital XV, 5.875%, due 3/15/2035	Yes *	BBB	2,195	2,180	(15)

JP Morgan Chase Capital XVII, 5.85%, due 8/01/2035	Yes *	BBB	2,245	2,285	40

Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes *	BB+	1,042	1,080	38

Keycorp Capital II, 6.875%, due 3/17/2029	Yes *	BBB-	93	92	(1)

Keycorp Capital VII, 5.70%, due 6/15/2035	Yes *	BBB-	1,552	1,601	49

PNC Capital Trust D, 6.125%, due 12/15/2033	Yes *	BBB	1,390	1,406	16

Suntrust Capital I, Floating Rate, due 5/15/2027	Yes *	BB+	717	711	(6)

USB Capital Trust XI, 6.60%, due 9/15/2066	Yes *	BBB+	100	108	8

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	21	21	—

Wachovia Capital Trust IV, 6.375%, due 3/01/2067 owned by Wells Fargo	Yes *	BBB+	1,049	1,059	10

Wells Fargo Capital Trust VII, 5.85%, due 5/01/2033	Yes *	BBB+	424	429	5

Wells Fargo Capital Trust VIII, 5.625%, due 8/01/2033	Yes *	BBB+	367	382	15

Wells Fargo Capital IX, 5.625%, due 4/08/2034	Yes *	BBB+	4,085	4,129	44
			$33,869	$33,782	$(87)

* TARP obligation was repaid prior to March 31, 2012.

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

At March 31, 2012, approximately $131.3 million, representing approximately 16.4% of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (29 issuers), corporate debt (49 issuers) and equity securities (11 issuers). These investments may pose a higher risk of future impairment charges as a result of possible further deterioration of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At March 31, 2012, the Company held 5 security positions of single-issuer, trust preferred securities issued by financial institutions, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months and are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a periodic basis, including a review of the issuers’ most recent bank regulatory reports and other public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s first quarter review, the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

At March 31, 2012, the Company held 10 security positions of corporate debt securities issued by financial institutions and other corporate issuers, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. Each of these positions are paying in accordance with their terms and have not deferrals of interest or other deferrals. In addition, management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities. Based upon management’s first quarter review, management has concluded that the unrealized losses are deemed to be temporary.

At March 31, 2012, the Company held two issues of equity securities, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. Both of these issues are rated as “hold” or better by the analysts who cover them. In addition, management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities. Based upon management’s first quarter review, management has concluded that the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at March 31, 2012, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$30,314	$30,457
CMOs (Government National Mortgage Association)	5,226	5,218
Federal National Mortgage Association	2,125	2,215
Federal Home Loan Mortgage Corporation	37	36
Government National Mortgage Association	95	96
Total residential mortgage-backed securities	37,797	38,022

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	500	500
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	375	381
Total obligations of U.S. government corporations and government sponsored enterprises	38,672	38,903

Obligations of state and political institutions - New York Bank Qualified
Due within 1 year	1,621	1,631
Due after 5 years but within 10 years	2,940	3,182
Due after 10 years	13,558	14,679
Total obligations of state and political institutions-New York Bank Qualified	18,119	19,492

Single-issuer, trust preferred securities
Due within 1 year	1,001	1,003
Due after 10 years	32,868	32,779
Total single-issuer, trust preferred securities	33,869	33,782

Other preferred securities
Due within 1 year	3,300	3,351
Due after 1 year but within 5 years	5,361	5,425
Due after 10 years	102	103
Total other preferred securities	8,763	8,879

Corporate debt securities
Due within 6 months	74,175	74,060
Due after 6 months but within 1 year	33,586	33,474
Due after 1 year but within 2 years	94,864	94,717
Due after 2 years but within 5 years	64,114	63,583
Due after 5 years but within 10 years	2,922	2,933
Due after 10 years	363	376
Total corporate debt securities	270,024	269,143

Equity and other securities	14,836	16,329
Total	$384,283	$386,528

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,309	$3,471
CMOs (Federal Home Loan Mortgage Corporation)	5,487	5,772
Federal National Mortgage Association	43,103	46,784
Federal Home Loan Mortgage Corporation	20,387	21,953
Government National Mortgage Association	3,941	4,529
Total residential mortgage-backed securities	76,227	82,509

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	10,000	10,025
Due after 5 years but within 10 years	4,998	5,005
Due after 10 years	83,481	83,364
Federal Home Loan Bank
Due after 5 years but within 10 years	23,454	23,410
Due after 10 years	39,986	39,757
Federal Home Loan Mortgage Corporation
Due after 5 years but within 10 years	24,991	24,864
Due after 10 years	15,000	14,831
Total obligations of U.S. government corporations and government sponsored enterprises	278,137	283,765
Obligations of state and political institutions - New York Bank Qualified
Due after 1 year but within 5 years	155	169
Due after 5 years but within 10 years	2,543	2,788
Due after 10 years	135,023	146,374
Total obligations of state and political institutions-New York Bank Qualified	137,721	149,331
Total	$415,858	$433,096

Information regarding sales/calls of available for sale securities is as follows:

	Three Months Ended March 31,
	2012	2011
Sales
Proceeds	$48,374	$59,932
Gross gains	742	1,194
Gross losses	1	42

Calls
Proceeds	15,758	32,689
Gross gains	156	48
Gross losses	22	—

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended March 31,
	2012	2011
Calls
Proceeds	$70,000	$5,000
Gross gains	4	—
Gross losses	—	76

There were no sales or transfers of held to maturity securities during the three-month periods ended March 31, 2012 or March 31, 2011.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Loans and allowance for loan losses

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31, 2012	December 31, 2011
Loans held for sale, net of valuation reserve ($-0- at March 31, 2012 and $-0- at December 31, 2011)
Real estate—residential mortgage	$27,864	$43,372
Loans held in portfolio, net of unearned discounts
Commercial and industrial	595,151	626,063
Loans to nondepository financial institutions	227,335	246,587
Factored receivables	178,912	172,082
Equipment financing receivables	172,175	166,690
Real estate—residential mortgage	162,642	170,153
Real estate—commercial mortgage	109,610	85,825
Real estate—construction and land development	13,671	13,621
Loans to individuals	11,479	10,376
Loans to depository institutions	—	10
Loans held in portfolio, gross	1,470,975	1,491,407
Less unearned discounts	18,300	18,098
Loans held in portfolio, net of unearned discounts	1,452,675	1,473,309
	$1,480,539	$1,516,681

At March 31, 2012, the bank had qualified loans, with a carrying value of approximately $440.3 million, available to secure borrowings from the FHLB and the FRB. There were no loans pledged at March 31, 2012.

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

Commercial and Industrial and Loans to Nondepository Financial Institutions

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geographic and risk grade criteria.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Residential Mortgage

Residential mortgage loans, principally on single-family residences, are made primarily for re-sale into the secondary market. Offering both fixed and adjustable rate residential mortgage loan products, Sterling focuses on conforming credit, government insured FHA and other high-quality loan products. Jumbo loans are also originated for sale into the secondary market, or brokered to third-party providers.

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

Concentrations of Credit

There are no industry concentrations (exceeding 10% of loans, gross), other than loans to nondepository financial institutions, of loans held in portfolio. Loans to nondepository financial institutions, which include the Company’s residential mortgage warehouse funding product and loans to finance companies, represent approximately 15.4% of all loans. Approximately 67.0% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 25.2% or $8.3 million and 22.3% or $6.9 million of the Company’s net interest income and noninterest income are related to real estate lending for the three months ended March 31, 2012 and 2011, respectively. Real estate prices in the U.S. market decreased during 2011 and have continued to decrease in 2012. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage-related revenues.

As of March 31, 2012 approximately 60.4% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans

Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at March 31, 2012 or 2011.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Nonaccrual loans at March 31, 2012 and December 31, 2011 totaled $6.4 million and $6.4 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at March 31, 2012 and December 31, 2011, in accordance with their original terms, is estimated to be $119 thousand and $780 thousand, respectively, for the three months and the year then ended. Applicable interest income actually realized was $1 thousand and $200 thousand, respectively, for the aforementioned periods and there were no commitments to lend additional funds on nonaccrual loans.

The following table sets forth the amount of nonaccrual loans of the Company as of the dates indicated:

	March 31, 2012	December 31, 2011
Commercial and industrial	$634	$834
Equipment financing receivables	266	370
Factored receivables	—	—
Real estate—residential mortgage	2,388	1,991
Real estate—commercial mortgage	3,124	3,124
Real estate—construction and land development	—	—
Loans to individuals	—	39
Total nonaccrual loans	$6,412	$6,358

The following table provides information regarding the past due status of loans held in portfolio:

March 31, 2012	30–59 Days Past Due	60–89 Days Past Due	90 Days & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$22,121	$4,523	$818	$27,462	$565,454	$592,916	$184
Loans to nondepository financial institutions	—	—	—	—	227,335	227,335	—
Factored receivables	1,625	1,189	337	3,151	175,517	178,668	337
Equipment financing receivables	472	227	266	965	155,389	156,354	—
Real estate—residential mortgage—portfolio	1,111	453	2,388	3,952	158,690	162,642	—
Real estate—commercial mortgage	—	—	3,124	3,124	106,486	109,610	—
Real estate—construction and land development	—	—	—	—	13,671	13,671	—
Loans to individuals	4	3	—	7	11,472	11,479	—
Loans to depository institutions	—	—	—	—	—	—	—

Total loans, net of unearned discount	$25,333	$6,395	$6,933	$38,661	$1,414,014	$1,452,675	$521

December 31, 2011
Commercial and industrial	$23,665	$5,344	$837	$29,846	$594,278	$624,124	$165
Loans to nondepository institutions	—	—	—	—	246,587	246,587	—
Factored receivables	3,266	665	162	4,093	167,738	171,831	—
Equipment financing receivables	546	386	370	1,302	149,480	150,782	—
Real estate—residential mortgage	1,570	633	1,991	4,194	165,959	170,153	—
Real estate—commercial mortgage	—	—	3,124	3,124	82,701	85,825	—
Real estate—construction and land development	—	—	—	—	13,621	13,621	—
Loans to individuals	41	7	39	87	10,289	10,376	—
Loans to depository institutions	—	—	—	—	10	10	—
Total loans, net of unearned discount	$29,088	$7,035	$6,523	$42,646	$1,430,663	$1,473,309	$165

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

March 31, 2012	Recorded Investment in Impaired Loans	Unpaid Principal Balance With No Allowance	Unpaid Principal Balance With Allowance	Related Allowance	Average [1] Recorded Investment in Impaired Loans
Commercial and industrial	$955	$1,443	$—	$—	$1,955
Loans to nondepository institutions	—	—	—	—	—
Factored receivables	—	—	—	—	—
Equipment financing receivables	271	—	271	13	211
Real estate—residential mortgage	5,646	865	5,312	1,437	5,460
Real estate—commercial mortgage	3,124	—	3,124	1,113	3,124
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Total	$9,996	$2,308	$8,707	$2,563	$10,750

December 31, 2011
Commercial and industrial	$2,954	$1,395	$2,159	$287	$2,596
Loans to nondepository institutions	—	—	—	—	—
Factored receivables	—	—	—	—	—
Equipment financing receivables	151	—	151	17	230
Real estate—residential mortgage	5,275	825	4,966	1,234	4,886
Real estate—commercial mortgage	3,124	—	3,124	1,113	3,124
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Total	$11,504	$2,220	$10,400	$2,651	$10,836

[1] Year-to-date

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The average recorded investment and interest income recognized in accruing impaired loans for the three months ended March 31, 2012 amounted to $6.2 million (commercial and industrial $1.2 million, equipment financing receivables $0.1 million, real estate-residential mortgage $4.9 million and real estate-commercial mortgage $-0- million) and $91 thousand (commercial and industrial $7 thousand, equipment financing receivables $1 thousand, real estate-residential mortgage $83 thousand and real estate-commercial mortgage $-0- thousand), respectively.

The average recorded investment and interest income recognized in accruing impaired loans for the year ended December 31, 2011 amounted to $6.7 million (commercial and industrial $1.8 million, equipment financing receivables $0.2 million and real estate – residential mortgage $4.7 million) and $430 thousand (commercial and industrial $95 thousand, equipment financing receivables $8 thousand and real estate – residential mortgage $327 thousand).

The Company had troubled debt restructured loans (“TDRs”) totaling $7.0 million as of March 31, 2012 and $6.4 million as of December 31, 2011. The Company has allocated $1.5 million and $1.3 million of specific reserves to customers with equipment financing receivables and residential real estate loans whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2012, the terms of $723 thousand of residential real estate loans were modified as troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No lease financing receivables were modified during the three months ended March 31, 2012.

Modifications of residential real estate loans involving a reduction of the stated interest rate or an extension of the maturity date were for periods ranging up to 40 years.

The troubled debt restructurings described above increased the allowance for loan losses by $127 thousand for the three months ended March 31, 2012 and resulted in charge-offs of $-0- thousand during the three months ended March 31, 2012.

During the three months ended March 31, 2012, 12 residential real estate loans (TDRs) with a recorded investment of $1.3 million had a payment default, while no lease financing receivables had a payment default. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

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

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2012 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2012 is presented in the recorded investment in nonaccrual loans table above.

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

•

Risk Rating 8/Doubtful (OCC Definition)—These loans have all the weakness inherent in loans classified as substandard with the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidating procedures, capital injection, perfecting liens or additional collateral and refinancing plans.

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

	March 31, 2012		December 31, 2011
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-4	3.18	$575,090	3.41	$603,375
Risk grade 5	5.00	7,231	5.00	5,006
Risk grade 6	6.00	8,423	6.00	11,872
Risk grade 7	7.00	2,172	7.00	3,871
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.25	$592,916	3.50	$624,124

Loans to nondepository financial institutions
Risk grade 1-4	3.15	$220,902	3.14	$240,154
Risk grade 5	—	—	—	—
Risk grade 6	—	—	—	—
Risk grade 7	7.00	6,433	7.00	6,433
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.26	$227,335	3.24	$246,587

Factored receivables
Risk grade 1-4	3.06	$177,430	2.84	$170,256
Risk grade 5	5.00	1,238	5.00	1,575
Risk grade 6	—	—	—	—
Risk grade 7	—	—	—	—
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.08	$178,668	2.86	$171,831

Equipment financing receivables
Risk grade 1-4	3.93	$156,088	3.89	$150,412
Risk grade 5	—	—	—	—
Risk grade 6	—	—	—	—
Risk grade 7	7.00	266	7.00	370
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.93	$156,354	3.90	$150,782

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment:

Three Months Ended March 31, 2012	Balance, Beginning of Period	Charge- Offs[1]		Recoveries	Net Charge- Offs[1]		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,647	$1,869		$34	$1,835		$1,703	$7,515
Loans to nondepository financial institutions	1,369	—		—	—		(104)	1,265
Factored receivables	1,450	117		6	111		159	1,498
Equipment financing receivables	3,515	1,102		338	764		697	3,448
Real estate – residential mortgage	3,490	131	[1]	1	130	[1]	386	3,746
Real estate – commercial mortgage	2,151	—		—	—		77	2,228
Real estate – construction and land development	165	—		—	—		(26)	139
Loans to individuals	104	87		3	84		105	125
Loans to depository institutions	—	—		—	—		—	—
Unallocated	138	—		—	—		3	141
Total	$20,029	$3,306		$382	$2,924		$3,000	$20,105

Three Months Ended March 31, 2011	Balance, Beginning of Period	Charge- Offs[1]		Recoveries	Net Charge- Offs[1]		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,454	$169		$20	$149		$174	$7,479
Loans to nondepository financial institutions	564	—		—	—		100	664
Factored receivables	1,424	132		21	111		27	1,340
Equipment financing receivables	3,423	3,776		923	2,853		2,485	3,055
Real estate – residential mortgage	2,497	248	[1]	163	85	[1]	184	2,596
Real estate – commercial mortgage	2,275	—		—	—		10	2,285
Real estate – construction and land development	310	—		—	—		(24)	286
Loans to individuals	119	—		—	—		(3)	116
Loans to depository institutions	46	—		—	—		31	77
Unallocated	126	—		—	—		16	142
Total	$18,238	$4,325		$1,127	$3,198		$3,000	$18,040

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
March 31, 2012	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$—	$7,515	$7,515	$955	$591,961	$592,916
Loans to nondepository institutions	—	1,265	1,265	—	227,335	227,335
Factored receivables	—	1,498	1,498	—	178,668	178,668
Equipment financing receivables	13	3,435	3,448	271	156,083	156,354
Real estate—residential mortgage	1,437	2,309	3,746	5,646	156,996	162,642
Real estate—commercial mortgage	1,113	1,115	2,228	3,124	106,486	109,610
Real estate—construction and land development	—	139	139	—	13,671	13,671
Loans to individuals	—	125	125	—	11,479	11,479
Loans to depository institutions	—	—	—	—	—	—
Unallocated	—	141	141	—	—	—
Total	$2,563	$17,542	$20,105	$9,996	$1,442,679	$1,452,675

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
December 31, 2011	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$287	$7,360	$7,647	$2,954	$621,170	$624,124
Loans to nondepository institutions	—	1,369	1,369	—	246,587	246,587
Factored receivables	—	1,450	1,450	—	171,831	171,831
Equipment financing receivables	17	3,498	3,515	151	150,631	150,782
Real estate—residential mortgage	1,234	2,256	3,490	5,275	164,878	170,153
Real estate—commercial mortgage	1,113	1,038	2,151	3,124	82,701	85,825
Real estate—construction and land development	—	165	165	—	13,621	13,621
Loans to individuals	—	104	104	—	10,376	10,376
Loans to depository institutions	—	—	—	—	10	10
Unallocated	—	138	138	—	—	—
Total	$2,651	$17,378	$20,029	$11,504	$1,461,805	$1,473,309

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Federal Home Loan Bank Advances

During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings were all floating-rate advances with a current average cost of 1.79%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Other noninterest income and expenses

The following tables set forth the significant components of other noninterest income and other noninterest expenses:

	Three Months Ended March 31,
	2012	2011
OTHER NONINTEREST INCOME
Trade finance income	$500	$588
Other customer related fees	249	180
Trust fees	—	53
Income from life insurance policies	256	275
Loss on other real estate owned	(66)	—
Other income	4	177
Total other noninterest income	$943	$1,273

OTHER NONINTEREST EXPENSES
Advertising and marketing	$643	$425
Communications	470	410
Other expenses	2,472	2,334
Total other noninterest expenses	$3,585	$3,169

Note 8. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended March 31,
	2012	2011
Service Cost	$620	$554
Interest Cost	1,032	895
Expected return on plan assets	(994)	(771)
Amortization of prior service cost	10	16
Recognized actuarial loss	831	700
Net periodic benefit cost	$1,499	$1,384

The Company contributed $7.0 million to the defined benefit pension plan in January 2012 and expects to contribute an additional $2.0 million to the defined benefit pension plan in 2012.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Other Comprehensive Income

Information related to the components of other comprehensive income included in accumulated other comprehensive loss is as follows with related tax effects:

	Three Months Ended March 31,
	2012	2011
Other Comprehensive Income
Unrealized holding gains on securities available for sale arising during the period:
Before tax	$4,839	$1,088
Tax effect	(2,154)	(493)
Net of tax	2,685	595

Reclassification adjustment for securities gains included in net income:
Before tax	(879)	(1,124)
Tax effect	391	510
Net of tax	(488)	(614)

Reclassification adjustment for amortization of prior service cost:
Before tax	10	16
Tax effect	(5)	(7)
Net of tax	5	9

Reclassification adjustment for amortization of net actuarial losses:
Before tax	816	712
Tax effect	(363)	(323)
Net of tax	453	389

Other comprehensive income	$2,655	$379

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 10. Fair Value Measurements

The fair value of an asset or liability is the price that would be received upon a sale of that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

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

Securities available for sale. Securities classified as available for sale are generally reported at fair value utilizing level 1 and level 2 inputs. Investments in fixed income securities, exclusive of preferred stock and mortgage-backed securities, are valued based on evaluations provided by Interactive Data Corporation (“IDC”), a leading global provider of market data information. IDC evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position in a current sale. IDC seeks to utilize market data and observations in its evaluation service, and gives priority to observable benchmark yields and reported trades. IDC utilizes evaluated pricing techniques that vary by asset class and incorporate available market information; because many fixed income securities do not trade on a daily basis, IDC applies available information through processes such as benchmark curves, benchmarking of similar securities, sector groupings and matrix pricing. Model processes such as option-adjusted spread models are used to value securities that have prepayment features. Substantially all securities available for sale evaluated in this manner are deemed to be level 2 valuations.

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

March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities	$—	$38,022	$—	$38,022
Agency notes	—	881	—	881
Total obligations of U.S. government corporations and government sponsored enterprises	—	38,903	—	38,903
Obligations of state and political institutions—New York Bank Qualified	—	19,492	—	19,492
Single-issuer, trust preferred securities	33,782	—	—	33,782
Other preferred securities	8,879	—	—	8,879
Corporate debt securities	—	269,143	—	269,143
Equity and other securities	16,329	—	—	16,329
Total marketable securities	$58,990	$327,538	$—	$386,528

December 31, 2011
Securities available for sale:
Obligations of U.S. government corporations and government-sponsored enterprises
Mortgage-backed securities	$—	$29,752	$—	$29,752
Agency notes	—	1,237	—	1,237
Total obligations of U.S. government corporations and government-sponsored enterprises	—	30,989	—	30,989
Obligations of state and political institutions institutions—New York Bank Qualified	—	22,777	—	22,777
Single-issuer, trust preferred securities	27,059	—	—	27,059
Corporate debt securities	—	173,307	—	173,307
Equity and other securities	15,882	—	—	15,882
Total marketable securities	$42,941	$227,073	$—	$270,014

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Certain financial assets, such as collateral-dependent impaired loans, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes the period end fair value of financial assets, based on significant unobservable (level 3) inputs, measured on a non-recurring basis:

	March 31, 2012	December 31, 2011
Impaired loans
Commercial and industrial	$—	$1,298
Commercial real estate	2,011	2,011
Other real estate owned, net	1,563	1,929

Impaired loans. At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value may receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other real estate owned. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair values are generally based on third-party appraisals of the property utilizing a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Impaired loans that are measured for impairment using the fair value of the collateral dependent loans had a principal balance of $3.1 million, with a valuation allowance of $1.1 million at March 31, 2012, resulting in no additional provision for loan losses for the three months ended March 31, 2012. At December 31, 2011, impaired loans had a principal balance of $4.5 million, and a valuation allowance of $1.2 million.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $1.6 million, which is made up of the outstanding balance of $1.6 million, net of valuation allowance of $-0- million. For the three months ended March 31, 2012, $34 thousand of other real estate owned was written down through a charge to noninterest expense. At December 31, 2011, other real estate owned had net carrying amount of $1.9 million, made up of the outstanding balance of $1.9 million, net of valuation allowance of $-0- million.

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

A description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments follows:

Financial Instruments with Carrying Amounts Equal to Fair Value

The carrying amounts for cash and due from banks, interest-bearing deposits with other banks, accrued interest receivable, Federal funds purchased, securities sold under agreements to repurchase, commercial paper, other short-term borrowings, and accrued interest payable, as a result of their short-term nature, are considered to approximate fair value.

Investment Securities

The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 34.

Loans, Net

The fair value of loans, net, which reprice within 90 days reflecting changes in the base rate, approximate their carrying amount. For other loans held in portfolio, the fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and for similar maturities. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.

The fair value for secured nonaccrual loans is the value of the underlying collateral which is sufficient to repay each loan. For other nonaccrual loans, the fair value represents book value less a credit risk adjustment based on the Company’s historical credit loss experience.

The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities. There were no transfers between Level 1 and Level 2 during 2012 or 2011.

		Fair Value Measurements at March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$34,731	$34,731	$—	$—	$34,731
Interest-bearing deposits with other banks	26,938	26,938	—	—	26,938
Investment securities	802,386	58,990	760,634	—	819,624
Loans, net	1,460,434	—	—	1,466,155	1,466,155
Accrued interest receivable	8,835	475	6,679	1,681	8,835
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,459,905	1,459,905	—	—	1,459,905
Time deposits	528,382	—	529,668	—	529,668
Securities sold under agreements to repurchase	45,602	45,602	—	—	45,602
Federal funds purchased	15,000	15,000	—	—	15,000
Commercial paper	15,890	15,890	—	—	15,890
Accrued interest payable	995	138	—	857	995
Advances-FHLB and long-term borrowings	148,142	100,000	22,463	26,110	148,573

		Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$31,046	$31,046	$—	$—	$31,046
Interest-bearing deposits with other banks	126,448	126,448	—	—	126,448
Investment securities	677,871	42,941	652,848	—	695,789
Loans, net	1,496,652	—	—	1,505,005	1,505,005
Accrued interest receivable	6,838	377	4,732	1,729	6,838
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,331,223	1,331,223	—	—	1,331,223
Time deposits	657,848	—	659,439	—	659,439
Securities sold under agreements to repurchase	52,313	52,313	—	—	52,313
Federal funds purchased	—	—	—	—	—
Commercial paper	13,485	13,485	—	—	13,485
Accrued interest payable	1,064	135	—	929	1,064
Advances-FHLB and long-term borrowings	148,507	100,000	22,886	26,170	149,056

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. New Accounting Standards

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was effective for the Company on January 1, 2012. The effect of adopting this guidance did not have a significant impact on the Company’s financial statements.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for the Company on January 1, 2012. The effect of adopting this guidance did not have a significant impact on the Company’s financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective for the Company on January 1, 2012. The effect of adopting this guidance did not have a significant impact on the Company’s financial statements.

ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles-Goodwill and Other,” so that entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 for its annual period ending December 31, 2011. The effect of adopting this guidance did not have a significant impact on the Company’s financial statements.

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

ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a significant impact on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank. Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its subsidiaries and the term the “bank” refers to Sterling National Bank and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations. Throughout management’s discussion and analysis of financial condition and results of operations, dollar amounts in tables are presented in thousands, except per share data.

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, mortgage warehouse lending, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing and equipment financing. The Company has operations principally in New York and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in New York, New Jersey and Connecticut (the “New York metropolitan area”) have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the three months ended March 31, 2012, the bank’s average earning assets represented approximately 99.0% of the Company’s average earning assets. Loans represented 62.7% and investment securities represented 33.5% of the bank’s average earning assets for the first three months of 2012.

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

While the domestic economy continued to show moderate improvement during the 2012 first quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country. Recent economic conditions during 2012, such as the continuing decrease in real estate values in the principal markets the Company serves, have reduced overall demand for residential real estate lending. However, the Company believes there are opportunities to prudently expand its loan portfolio, particularly in the corporate and commercial real estate sectors, under current economic conditions. If some of the positive economic trends observed during the first quarter of 2012 were not to continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 67.0% of total loans at March 31, 2012, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown beginning on page 53. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown beginning on page 52.

Comparison of the Three Months Ended March 31, 2012 and 2011

The Company reported net income available to common shareholders for the three months ended March 31, 2012 of $4.6 million, representing $0.15 per share calculated on a diluted basis, compared to $3.3 million, or $0.12 per share calculated on a diluted basis, for the first quarter of 2011. The increase in net income available to common shareholders was primarily due to a $2.5 million increase in net interest income and a $0.6 million decrease in dividend and accretion on the preferred shares, resulting from the repurchase in the second quarter of 2011 of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program. Those benefits were partially offset by a $0.6 million decrease in noninterest income, a $0.7 million increase in noninterest expenses and a $0.6 million increase in provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $23.3 million for the first quarter of 2012 compared to $20.7 million for the corresponding 2011 period. Net interest income benefitted from higher average loan balances, lower borrowing balances and lower cost of funding. Net interest income also benefitted from the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product. Those benefits were partially offset by the impact of lower yields on loans, lower average investment securities balances and higher interest-bearing deposits balances. The net interest margin, on a tax-equivalent basis, was 4.07% for the first quarter of 2012 compared to 3.89% for the corresponding 2011 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $26.1 million for the first quarter of 2012, up $2.1 million from the corresponding 2011 period as the benefit of higher average balances more than offset the impact of lower yields. Total interest earning assets increased to $2.3 billion for the first quarter of 2012 compared to $2.2 billion in the prior year period. The tax-equivalent yield on interest-earning assets was 4.58% for the first quarter of 2012 compared to 4.54% for the corresponding 2011 period.

Interest earned on the loan portfolio increased to $19.7 million for the first quarter of 2012 from $17.2 million in the prior year period. Average loan balances amounted to $1,442.0 million for the first quarter of 2012, an increase of $187.7 million from an average of $1,254.3 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $2.9 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.56% for the first quarter of 2012 from 5.69% for the corresponding 2011 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $6.3 million for the first quarter of 2012 from $6.8 million in the corresponding 2011 period. Average outstandings decreased to $764.3 million (33.3% of average earning assets) for the first quarter of 2012 from $842.0 million (39.0% of average earning assets) in the first quarter of 2011. The average yield on investment securities increased to 3.28% for the first quarter of 2012 from 3.23% in the corresponding 2011 period. The decrease in balances and increase in yield reflect the Company’s decision to replace a portion of called longer term, lower yielding U.S. Government Agency securities with shorter term, higher yielding corporate securities. Management’s Asset/Liability strategy continues to be designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods. In addition to the above, the strategy was implemented through the sale of available for sale securities, principally longer dated corporate securities and selected obligations of states and political subdivisions, with longer average lives.

Total interest expense decreased by $0.5 million for the first quarter of 2012 from $3.3 million for the corresponding 2011 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower borrowings balances, partially offset by the impact of higher interest-bearing deposits balances.

Interest expense on deposits decreased to $1.7 million for the first quarter of 2012 from $2.1 million for the corresponding 2011 period, due to decreases in the cost of those funds, partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.57%, which was 14 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,210.2 million for the first quarter of 2012 compared to $1,181.5 million for the prior year period, reflecting the impact of the Company’s business development activities as well as funds received from CDARS and various listing services.

Interest expense on borrowings decreased to $1.1 million for the first quarter of 2012 from $1.3 million for the corresponding 2011 period, primarily due to lower cost of those funds, partially offset by the impact of the changes in mix. Average borrowings decreased to $210.1 million for the first quarter of 2012 from $234.3 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 45), the provision for loan losses for the first quarter of 2012 was $3.0 million, unchanged from the prior year period. Factors affecting the provision for the first quarter of 2012 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality and economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

As of March 31, 2012, the allowance for loan losses increased $0.1 million from $20.0 million at December 31, 2011, primarily due to an increase in the level of special mention and substandard loans partially offset by a lower level of nonaccrual loans, primarily in the equipment finance portfolio.

Noninterest Income

Noninterest income decreased to $10.4 million for the first quarter of 2012 from $11.0 million in the corresponding 2011 period. The decrease principally resulted from lower securities gains and accounts receivable management/factoring commissions and other fees partially offset by higher mortgage banking income. Securities gains declined and reflected a continuation of the asset liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio which was described under Net Interest Income on page 41. The Company sold approximately $47.6 million of securities with a weighted average life of about 1.8 years. A significant portion of the proceeds was used to fund loan growth. Noninterest income was negatively impacted by the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product. Mortgage banking income increased principally due to higher volume of loans sold.

Noninterest Expense

Noninterest expenses were $23.2 million for the first quarter of 2012, compared to $22.5 million for the prior year period. Higher compensation and advertising and marketing expenses, reflecting the Company’s continued investment in the franchise, were partially offset by reductions in deposit insurance premiums.

Provision for Income Taxes

Reflecting an increase in pre-tax income of $1.2 million, the provision for income taxes for the first quarter of 2012 was $2.0 million, reflecting an effective tax rate of 30.8%, compared with $1.5 million for the first quarter of 2011, reflecting an effective tax rate of 27.2%. The increase in the effective tax rate was primarily due to a higher level of pre-tax income in the 2012 period compared to the 2011 period.

BALANCE SHEET ANALYSIS

Securities

At March 31, 2012, the Company’s portfolio of securities totaled $802.4 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $317.0 million, which is approximately 39.5% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $18.0 million and $0.7 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is related to either interest rates or market conditions and therefore temporary. Available for sale securities included gross unrealized gains of $4.4 million and gross unrealized losses of $2.2 million. As of March 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table on page 9 and management believes that it is not more likely than not that the Company would be required to sell any such securities before a recovery of cost.

In connection with an asset-liability management strategy described under Net Interest Income on page 41, during the first quarter 2012 the Company sold approximately $47.6 million of securities with a weighted average life of about 1.8 years. A significant portion of the proceeds was used to fund loan growth.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

March 31, 2012	Weighted Average Life		Weighted Average Yield
	AFS	HTM	AFS	HTM
Residential mortgage-backed securities	2.5 Years	3.4 Years	1.91%	4.51%
Agency notes (with original call dates ranging between 3 and 36 months)	3.8 Years	8.5 Years	1.06%	1.47%
Corporate debt securities	1.5 Years	—	2.35%	—
Obligations of state and political subdivisions – New York Bank Qualified	5.4 Years	6.5 Years	5.74%[1]	5.82%[1]

[1] tax equivalent

The following table sets forth the composition of the Company’s investment securities by type, with related values:

	March 31, 2012		December 31, 2011
	Balances	% of Total	Balances	% of Total

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,309	0.41%	$3,942	0.58%
CMOs (Federal Home Loan Mortgage Corporation)	35,944	4.48	28,213	4.16
CMOs (Government National Mortgage Association)	5,218	0.65	5,667	0.84
Federal National Mortgage Association	45,318	5.65	49,148	7.25
Federal Home Loan Mortgage Corporation	20,423	2.55	23,719	3.50
Government National Mortgage Association	4,037	0.50	4,230	0.62
Total residential mortgage-backed securities	114,249	14.24	114,919	16.95

Agency notes
Federal National Mortgage Association	98,979	12.34	105,482	15.56
Federal Home Loan Bank	63,440	7.91	45,094	6.65
Federal Home Loan Mortgage Corporation	40,372	5.03	35,374	5.22
Federal Farm Credit Bank	—	—	251	0.04
Total obligations of U.S. government corporations and government sponsored enterprises	317,040	39.52	301,120	44.42

Obligations of state and political institutions-New York Bank Qualified	157,213	19.59	160,503	23.68
Single-issuer, trust preferred securities	33,782	4.21	27,059	3.99
Other preferred securities	8,879	1.11	—	—
Corporate debt securities	269,143	33.54	173,307	25.57
Equity and other securities	16,329	2.03	15,882	2.34
Total	$802,386	100.00%	$677,871	100.00%

Loan Portfolio

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. Approximately 67.0% of loans are to borrowers located in the New York metropolitan area.

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 52.1% of all loans. Loans in this category are typically made to small- and medium-sized businesses, primarily located in the New York metropolitan area, and range between $250 thousand and $15 million. The Company’s real estate mortgage portfolio, which represents approximately 21.2% of all loans, is comprised of mortgages secured by real property located principally in the New York metropolitan area. The Company’s leasing portfolio, which consists of finance leases, to lessees primarily located in the New York metropolitan area for various types of business equipment, represents approximately 10.6% of all loans. Primarily as the result of the Company’s new mortgage warehouse lending product, loans to nondepository financial institutions, primarily located in the New York metropolitan area, represent 15.4% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31, 2012		December 31, 2011
	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$592,916	40.05%	$624,124	41.15%
Loans to nondepository financial institutions	227,335	15.35	246,587	16.26
Factored receivables	178,668	12.07	171,831	11.33
Equipment financing receivables	156,354	10.56	150,782	9.94
Real estate—residential mortgage
Portfolio	162,642	10.99	170,153	11.22
HFS	27,864	1.88	43,372	2.86
Real estate—commercial mortgage	109,610	7.40	85,825	5.66
Real estate—construction	13,671	0.92	13,621	0.90
Loans to individuals	11,479	0.78	10,376	0.68
Loans to depository institutions	—	—	10	—
Loans, net of unearned discounts	$1,480,539	100.00%	$1,516,681	100.00%

Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company’s portfolio of loans may increase. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, which in turn depend on current and future economic conditions, the financial condition of borrowers, the realization of collateral and the credit management process.

While the domestic economy continued to show moderate improvement during the 2012 first quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country. Nonaccrual loans increased by $0.1 million at March 31, 2012 compared to December 31, 2011, primarily reflecting a $0.4 million increase in residential real estate loans, partially offset by a $0.2 million decrease in nonaccrual commercial and industrial loans and a $0.1 million decrease in nonaccrual equipment financing receivables. Net charge-offs for the first three months of 2012 were $2.9 million, compared to $3.2 million for the corresponding 2011 period, reflecting lower net charge-offs of $2.1 million in equipment financing receivables, partially offset by higher net charge-offs of $1.7 million in commercial and industrial loans. Nevertheless, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	March 31, 2012	December 31, 2011
Gross loans	$1,504,996	$1,534,779
Nonaccrual loans
Commercial and industrial	$634	$834
Factored receivables	—	—
Equipment financing receivables	266	370
Real estate-residential mortgage	2,388	1,991
Real estate-commercial mortgage	3,124	3,124
Real estate-construction and land development	—	—
Loans to individuals	—	39
	$6,412	$6,358
Total nonaccrual loans

Other real estate owned	1,563	1,929
Total non-performing assets	$7,975	$8,287

Loans past due 90 days or more and still accruing	$521	$165

At March 31, 2012, commercial and industrial nonaccruals represented 0.11% of commercial and industrial loans. There was 1 loan made to a borrower located in New York State.

At March 31, 2012, equipment financing nonaccruals represented 0.17% of lease financing receivables. The lessees of the equipment are located in 5 states. There were 9 leases ranging between approximately $1.4 thousand and $96.9 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged-off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At March 31, 2012, residential real estate nonaccruals represented 1.47% of residential real estate loans held in portfolio. There were 14 loans ranging between approximately $4.4 thousand and $658.0 thousand secured by properties located in 5 states.

At March 31, 2012, commercial real estate nonaccruals represented 2.85% of commercial mortgage real estate loans. There were 2 loans for $745.3 thousand and $2.4 million, respectively, secured by properties located in New York State.

At March 31, 2012, other real estate owned consisted of 7 properties with values of approximately $25.6 thousand to $554.6 thousand located in 4 states.

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

At March 31, 2012, the ratio of the allowance to loans held in portfolio, net unearned discounts, was 1.38% and the allowance was $20.1 million. Loans 90 days past due and still accruing amounted to $521 thousand. At such date, the Company’s nonaccrual loans amounted to $6.4 million; $4.5 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totalling $1.2 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of March 31, 2012. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses different from the provision taken in the first three months of 2012. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- at March 31, 2012 and 2011, respectively.

The following table sets forth certain information with respect to the Company’s loan loss experience:

	Three Months Ended March 31,
	2012	2011

Average loans held in portfolio, net of unearned discounts, during period	$1,405,266	$1,228,301

Allowance for loan losses:
Balance at beginning of period	$20,029	$18,238

Charge-offs:
Commercial and industrial	1,869	169
Lease financing receivables	1,102	3,776
Factored receivables	117	132
Real estate - residential mortgage	90	248
Real estate - commercial mortgage	—	—
Real estate - construction and land development	—	—
Loans to individuals	87	—
Total charge-offs	3,265	4,325

Recoveries:
Commercial and industrial	34	20
Lease financing receivables	338	923
Factored receivables	6	21
Real estate - residential mortgage	1	163
Real estate - commercial mortgage	—	—
Real estate - construction and land development	—	—
Loans to individuals	3	—
Total recoveries	382	1,127

Subtract:
Net charge-offs	2,883	3,198

Provision for loan losses	3,000	3,000

Less losses on transfers to other real estate owned	41	—

Balance at end of period	$20,105	$18,040

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.82%	1.04%

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

	March 31, 2012		December 31, 2011
	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$7,515	40.82%	$7,647	42.36%
Loans to depository institutions	—	—	—	—
Loans to nondepository financial institutions	1,265	15.65	1,369	16.74
Factored receivables	1,498	12.30	1,450	11.66
Equipment financing receivables	3,448	10.76	3,515	10.24
Real estate - residential mortgage	3,746	11.20	3,490	11.55
Real estate - commercial mortgage	2,228	7.54	2,151	5.83
Real estate - construction and land development	139	0.94	165	0.92
Loans to individuals	125	0.79	104	0.70
Unallocated	141	—	138	—
Total	$20,105	100.00%	$20,029	100.00%

As of March 31, 2012, the allowance for loan losses increased $0.1 million from $20.0 million at December 31, 2011, primarily due to an increase in the allowance allocated to real estate residential mortgage ($0.3 million), partially offset by a reduction in the allowance allocated to commercial and industrial ($0.1 million) and loans to nondepository financial institutions ($0.1 million). The allowance allocated to real estate residential mortgage increased primarily due to higher nonaccrual loan balances.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally, certificates of deposit).

The following table provides certain information with respect to the Company’s deposits; there were no foreign deposits at either date:

	March 31, 2012		December 31, 2011
	Balances	% of Total	Balances	% of Total

Demand	$815,513	41.02%	$765,800	38.50%
NOW	202,915	10.20	177,495	8.93
Savings	19,608	0.99	18,566	0.93
Money Market	421,869	21.22	369,362	18.57
Time deposits	528,382	26.57	657,848	33.07
Total deposits	$1,988,287	100.00%	$1,989,071	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented beginning on page 52.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 54. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the parent company. At March 31, 2012, the parent company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The bank regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, past and current economic conditions, the global financial crisis and the likelihood, as described in the 2011 Form 10-K, of increased formal capital requirements for banking organizations. In light of the foregoing, the parent company and the bank expect that they will maintain capital ratios substantially in excess of the “well capitalized” ratios.

During the first quarter of 2011, we completed an underwritten public offering of 4,025,000 shares of our common shares at an offering price of $9.60 per share, which resulted in net proceeds of $36.5 million after underwriting discounts and expenses. The proceeds from the issuance of shares were intended to be used for general corporate purposes, which could include the financing of possible acquisitions of complementary businesses or assets, including FDIC-assisted transactions, the extension of credit to, or the funding of the investments in, our subsidiaries, or the repurchase of Series A Preferred Shares, separately or together with the warrant for 516,817 common shares held by the U.S. Treasury, subject to the receipt of any required regulatory approval.

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

For a discussion of the Company’s liquidity risks and management’s assessment thereof and certain information regarding the Company’s contractual obligations, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 11 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934-as amended (the “Exchange Act”). These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements and we make no commitment to update or revise forward-looking statements in order to reflect new information, subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, and market and monetary fluctuations; geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and laws and regulations concerning taxes, banking and securities with which the Company must comply; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); U.S. and foreign governmental budget deficits (including, with respect to the United States, at federal, state and municipal level) and default by governments on sovereign or other governmental debt; changes in accounting principles, policies and guidelines; any acquisitions of assets or businesses by us and our ability to successfully integrate acquired assets or businesses; continued improvement in U.S. economy and our ability to prudently expand our loan portfolio under then-current economic conditions; our intention and ability to hold investment securities held to maturity until maturity and our ability not to sell investment securities available for sale before a recovery of cost; our and the bank’s ability to maintain capital ratios in excess of the “well capitalized” thresholds; the adequacy of our and the bank’s borrowing capacity upon any dramatic change in market conditions; the risks and uncertainties described in “Risk Factors” in the 2011 Form 10-K; other risks and uncertainties detailed from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and we will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended March 31,
(Unaudited)

	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS

Interest-bearing deposits with other banks	$77,072	$46	0.24%	$52,589	$35	0.27%

Investment Securities
Available for sale - taxable	325,871	2,170	2.66	369,002	2,188	2.37
Held to maturity - taxable	280,377	1,633	2.33	316,118	2,187	2.77
Tax-exempt [2]	158,018	2,468	6.25	156,867	2,425	6.18
Total investment securities	764,266	6,271	3.28	841,987	6,800	3.23
FRB and FHLB stock [2]	8,476	81	3.82	9,142	23	1.02

Loans, net of unearned discounts [3]	1,441,967	19,686	5.56	1,254,344	17,175	5.69

TOTAL INTEREST-EARNING ASSETS	2,291,781	26,084	4.58%	2,158,062	24,033	4.54%

Cash and due from banks	37,628			36,937
Allowance for loan losses	(21,584)			(19,817)
Goodwill	22,901			22,901
Other assets	129,380			125,925

TOTAL ASSETS	$2,460,106			$2,324,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$18,966	1	0.02%	$19,964	2	0.05%
NOW	221,710	79	0.14	205,789	71	0.14
Money market	380,851	564	0.60	342,173	627	0.74
Time	588,641	1,063	0.73	613,586	1,360	0.90
Total interest-bearing deposits	1,210,168	1,707	0.57	1,181,512	2,060	0.71

Borrowings
Securities sold under agreements to repurchase - customers	39,772	36	0.36	41,269	48	0.47
Securities sold under agreements to repurchase - dealers	5,001	16	1.30	5,000	16	1.29
Federal funds purchased	2,473	1	0.14	4,833	2	0.15
Commercial paper	14,580	11	0.29	15,656	12	0.30
Short-term borrowings - other	—	—	—	2,590	—	—
Advances - FHLB	122,492	519	1.70	139,215	664	1.93
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38
Total borrowings	210,092	1,106	2.12	234,337	1,265	2.18

TOTAL INTEREST-BEARING LIABILITIES	1,420,260	2,813	0.80%	1,415,849	3,325	0.95%

Noninterest-bearing deposits	759,002			538,136
Total including noninterest-bearing demand deposits	2,179,262	2,813	0.54%	1,953,985	3,325	0.69%
Other liabilities	59,160			138,610
Total liabilities	2,238,422			2,092,595

Shareholders’ equity	221,684			231,413
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,460,106			$2,324,008

Net interest income/spread		23,271	3.78%		20,708	3.59%

Net yield on interest-earning assets (margin)			4.07%			3.89%

Less: Tax equivalent adjustment		864			849

Net interest income		$22,407			$19,859

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended March 31, 2012 to March 31, 2011

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$15	$(4)	$11

Investment Securities
Available for sale - taxable	(259)	241	(18)
Held to maturity - taxable	(216)	(338)	(554)
Tax-exempt [2]	27	16	43
Total investment securities	(448)	(81)	(529)

FRB and FHLB stock	(2)	60	58

Loans, net of unearned discounts [3]	2,910	(399)	2,511

TOTAL INTEREST INCOME	$2,475	$(424)	$2,051

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(1)	$(1)
NOW	8	—	8
Money market	69	(132)	(63)
Time	(40)	(257)	(297)
Total interest-bearing deposits	37	(390)	(353)

Borrowings

Securities sold under agreements to repurchase - customers	(1)	(11)	(12)
Securities sold under agreements to repurchase - dealers	—	—	—
Federal funds purchased	(1)	—	(1)
Commercial paper	(1)	—	(1)
Short-term borrowings - other	—	—	—
Advances - FHLB	(69)	(76)	(145)
Long-term borrowings - sub debt	—	—	—
Total borrowings	(72)	(87)	(159)

TOTAL INTEREST EXPENSE	$(35)	$(477)	$(512)

NET INTEREST INCOME	$2,510	$53	$2,563

[1]	This table is presented on a tax-equivalent basis.

[2]

Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The effect of the extra day in 2012 has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized
As of March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk-Weighted Assets):
The Company	$259,166	13.15%	$157,695	8.00%	$197,119	10.00%
The bank	240,482	12.30	156,445	8.00	195,556	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	238,129	12.08	78,848	4.00	118,272	6.00
The bank	219,446	11.22	78,222	4.00	117,334	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	238,129	9.77	97,485	4.00	121,857	5.00
The bank	219,446	9.08	96,710	4.00	120,887	5.00

As of December 31, 2011
Total Capital(to Risk-Weighted Assets):
The Company	$256,526	13.71%	$149,738	8.00%	$187,173	10.00%
The bank	234,737	12.63	148,732	8.00	185,915	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	235,947	12.61	74,869	4.00	112,304	6.00
The bank	214,159	11.52	74,366	4.00	111,549	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	235,947	9.02	104,593	4.00	130,741	5.00
The bank	214,159	8.30	103,148	4.00	128,935	5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. For the three months ended March 31, 2012, the Company did not hold any instrument entered into for trading purposes.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at March 31, 2012, presented on page 58, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of March 31, 2012, the Company was not a party to any financial instrument derivative agreement.

The Company utilizes income simulation models to complement its traditional gap analysis. While the Asset/Liability Committee routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company’s net interest income volatility or sensitivity to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company’s adjustable rate assets whose yields are based on external indices and generally change in concert with market interest rates.

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2011, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.4% ($2.8 million) and a 5.0% ($6.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.8% ($0.9 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2011 was considered to be remote given then-current interest rate levels. As of March 31, 2012, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 1.5% ($1.8 million) and a 4.0% ($4.8 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.04% ($50 thousand) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2012 was considered to be remote given then-current interest rate levels.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to adversely affect the Company’s results in 2012.

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

At March 31, 2012, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $16.9 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $48.5 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2012:

	Payments Due by Period
Contractual obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$148,142	$21,475	$893	$100,000	$25,774
Operating Leases	43,082	3,868	9,249	7,980	21,985
Total Contractual Cash Obligations	$191,224	$25,343	$10,142	$107,980	$47,759

(1) Based on contractual maturity dates.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2012:

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$63,109	$63,109	$—	$—	$—
Commercial Loans	23,011	15,511	7,500	—	—
Total Loans	86,120	78,620	7,500	—	—
Standby Letters of Credit	24,616	20,467	4,149	—	—
Other Commercial Commitments	51,627	51,033	—	—	594

Total Commercial Commitments	$162,363	$150,120	$11,649	$—	$594

INFORMATION AVAILABLE ON OUR WEB SITE

Our Internet address is www.sterlingbancorp.com and the investor relations section of our web site is located at www.sterlingbancorp.com/ir/investor.cfm. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total
ASSETS
Interest-bearing deposits with other banks	$26,938	$—	$—	$—	$—	$—	$26,938
Investment securities	240,467	139,537	136,800	32,403	253,179	—	802,386
Commercial and industrial loans	443,901	58,569	92,070	611	—	(2,235)	592,916
Lease financing receivables	723	11,255	74,258	85,939	—	(15,821)	156,354
Factored receivables	178,912	—	—	—	—	(244)	178,668
Real estate-residential mortgage	53,761	46,772	31,440	26,445	32,088	—	190,506
Real estate-commercial mortgage	17,786	18,293	42,812	30,719	—	—	109,610
Real estate-construction and land development	4,000	9,671	—	—	—	—	13,671
Loans to individuals	8,357	220	2,902	—	—	—	11,479
Loans to nondepository financial institutions	194,848	6,000	26,433	—	54	—	227,335
Loans to depository institutions	—	—	—	—	—	—	—
Noninterest-earning assets & allowance for loan losses	—	—	—	—	—	188,781	188,781
Total Assets	1,169,693	290,317	406,715	176,117	285,321	170,481	2,498,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings [1]	—	—	19,608	—	—	—	19,608
NOW [1]	—	—	202,915	—	—	—	202,915
Money market [1]	267,745	—	154,124	—	—	—	421,869
Time	225,847	255,943	46,592	—	—	—	528,382
Securities sold under agreement to repurchase - customers	40,602	—	—	—	—	—	40,602
Securities sold under agreement to repurchase - dealers	5,000	—	—	—	—	—	5,000
Federal funds purchased	15,000	—	—	—	—	—	15,000
Commercial paper	15,840	50	—	—	—	—	15,890
Short-term borrowings - other	—	—	—	—	—	—	—
Advances - FHLB	100,366	21,108	894	—	—	—	122,368
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders’ equity	—	—	—	—	—	1,101,236	1,101,236

Total Liabilities and Shareholders’ Equity	670,400	277,101	424,133	—	25,774	1,101,236	2,498,644

Net Interest Rate Sensitivity Gap	$499,293	$13,216	$(17,418)	$176,117	$259,547	$(930,755)	$—

Cumulative Gap March 31, 2012	$499,293	$512,509	$495,091	$671,208	$930,755	$—	$—

Cumulative Gap March 31, 2011 [2]	$137,289	$200,939	$276,723	$463,753	$803,959	$—	$—

Cumulative Gap December 31, 2011 [2]	$425,764	$399,400	$478,582	$602,894	$901,522	$—	$—

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the first quarter of 2012. At March 31, 2012, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase. The latest increase was announced on August 16, 2007, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares.

Item 5. Submission of Matters to a Vote of Security Holders

Results of 2012 Annual Shareholders Meeting

On May 3, 2012, Sterling Bancorp (the “Company”) held its Annual Shareholders Meeting (the “Meeting”). As of March 19, 2012, the record date, there were 30,924,832 Common Shares, par value $1.00 per share (the “Common Shares”) outstanding and entitled to vote at the Meeting. Of the total outstanding Common Shares, 29,506,508 were voted at the Meeting. There were five proposals presented and voted on and preliminary results were reported at the Meeting. The shareholders elected all of the Board’s nominees as directors, ratified the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year 2012, did not approve the advisory resolution to approve the compensation of the Company’s named executive officers, approved holding future advisory votes on executive compensation every year and did not approve the shareholder proposal on an independent board chairman.

Set forth below, with respect to each matter are the number of votes cast for or against, the number of abstentions and the number of non-votes.

Proposal 1 – Election of Directors.

The following directors were elected to a one-year term by affirmative vote of a plurality of the votes cast at the Meeting.

Nominee	For	Withheld	Exceptions(1)	Not Voted	Broker Non-Vote(2)

Abrams, Robert	26,806,394	561,124	202,161	3,557,314	2,138,990
Adamko, Joseph M.	26,829,862	537,656	178,693	3,557,314	2,138,990
Cappelli, Louis J.	26,861,259	506,259	147,296	3,557,114	2,138,990
Ferrer, Fernando	24,715,126	2,652,392	2,293,429	3,557,114	2,138,990
Hershfield, Allan F.	24,577,014	2,790,504	2,431,541	3,557,114	2,138,990
Humphreys, Henry J.	24,587,114	2,780,404	2,421,441	3,557,114	2,138,990
Lazar, Robert W.	27,007,681	359,837	874	3,557,114	2,138,990
Lee, Carolyn Joy	26,427,804	939,714	580,751	3,557,114	2,138,990
Millman, John C.	26,891,458	476,060	117,097	3,557,114	2,138,990
Rossides, Eugene	26,266,771	1,100,747	741,784	3,557,114	2,138,990

(1) Included in “Withheld”

(2) Included in “Not Voted”

Proposal 2 – Ratification of the appointment by the Audit Committee of the Board of Directors of Crowe Horwath LLP as the Company’s independent registered public accounting firm for fiscal year 2012.

	For	Against	Abstain	Not Voted

Votes Cast	29,314,167	132,384	59,957	1,404,771

Proposal 3 – Advisory approval of the compensation of the Company’s named executive officers.

	For	Against	Abstain	Not Voted	Broker Non-Vote

Votes Cast	10,92,360	16,391,691	55,467	3,543,762	—

Proposal 4 – Advisory vote on the frequency of advisory approval of compensation for named executive officers.

	1 Year	2 Years	3Years	Abstain	Not Voted	Broker Non-Vote

Votes Cast	26,069,454	109,765	1,142,231	46,068	3,543,762	—

Proposal 5 – Shareholder proposal - Independent Board Chairman.

	For	Against	Abstain	Not Voted

Votes Cast	13,170,914	14,065,723	130,881	3,543,762

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

STERLING BANCORP
(Registrant)

Date:	May 4, 2012	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman and Chief Executive Officer

Date:	May 4, 2012	/s/ John W. Tietjen
John W. Tietjen
Executive Vice President and
Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings	64

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	65

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	66

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	67

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	68

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.