Form 10-Q
period 2012-06-30
STERLING BANCORP
filed 2012-08-07
CIK 93451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	______________________________ to __________________________

Commission File Number: 1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	12-2565216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

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

☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐No

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

☐Yes ☒ No

As of July 31, 2012 there were 30,917,138 shares of common stock,

$1.00 par value, outstanding.

STERLING BANCORP

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

STERLING BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$44,138	$31,046
Interest-bearing deposits with other banks	39,517	126,448

Securities available for sale (at estimated fair value; pledged: $170,012 in 2012 and $146,429 in 2011)	348,714	270,014
Securities held to maturity (pledged: $130,862 in 2012 and $206,282 in 2011) (estimated fair value: $395,298 in 2012 and $425,775 in 2011)	378,664	407,857
Total investment securities	727,378	677,871

Loans held for sale, net	30,287	43,372
Loans held in portfolio, net of unearned discounts	1,565,580	1,473,309
Less allowance for loan losses	21,135	20,029
Loans, net	1,544,445	1,453,280

Federal Reserve and Federal Home Loan Bank stock, at cost	8,394	8,486
Customers' liability under acceptances	—	4
Goodwill	22,901	22,901
Premises and equipment, net	23,174	23,625
Other real estate	1,547	1,929
Accrued interest receivable	8,077	6,838
Cash surrender value of life insurance policies	54,039	53,446
Other assets	47,799	44,051
Total assets	$2,551,696	$2,493,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$786,359	$765,800
Savings, NOW and money market deposits	638,870	565,423
Time deposits	617,817	657,848
Total deposits	2,043,046	1,989,071

Securities sold under agreements to repurchase - customers	43,199	47,313
Securities sold under agreements to repurchase - dealers	—	5,000
Federal funds purchased	5,000	—
Commercial paper	12,455	13,485
Advances - FHLB	122,002	122,733
Long-term borrowings - subordinated debentures	25,774	25,774
Total borrowings	208,430	214,305
Acceptances outstanding	—	4
Accrued interest payable	754	1,064
Accrued expenses and other liabilities	71,915	68,032
Total liabilities	2,324,145	2,272,476

Shareholders' equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 35,225,110 and 35,225,110 shares, respectively	35,225	35,225
Capital surplus	271,058	270,869
Retained earnings	19,434	15,523
Accumulated other comprehensive loss	(11,511)	(14,216)
Common shares in treasury at cost, 4,307,972 and 4,300,278 shares, respectively	(86,655)	(86,580)
Total shareholders' equity	227,551	220,821
Total liabilities and shareholders' equity	$2,551,696	$2,493,297

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans	$20,044	$18,110	$39,730	$35,285
Investment securities
Available for sale	2,643	2,824	5,020	5,378
Held to maturity	2,844	3,482	5,874	6,879
FRB and FHLB stock	134	143	215	166
Deposits with other banks	18	22	64	57
Total interest income	25,683	24,581	50,903	47,765

INTEREST EXPENSE
Deposits
Savings, NOW and money market	658	700	1,302	1,400
Time	1,012	1,382	2,075	2,742
Short-term borrowings	69	87	133	165
Advances - FHLB	518	500	1,037	1,164
Long-term borrowings -
subordinated debentures	524	524	1,047	1,047
Total interest expense	2,781	3,193	5,594	6,518

Net interest income	22,902	21,388	45,309	41,247

Provision for loan losses	2,750	3,000	5,750	6,000

Net interest income after provision for loan losses	20,152	18,388	39,559	35,247

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other related fees	5,065	5,768	9,933	10,837
Mortgage banking income	2,393	1,600	4,729	3,775
Service charges on deposit accounts	1,615	1,432	3,028	2,803
Securities gains, net	329	505	1,208	1,629
Other income	1,281	1,092	2,224	2,365
Total noninterest income	10,683	10,397	21,122	21,409

NONINTEREST EXPENSE
Salaries and employee benefits	14,895	14,465	29,806	28,725
Occupancy and equipment expenses, net	3,402	3,515	6,616	6,788
Deposit insurance	540	897	1,124	1,830
Professional fees	1,508	889	2,411	1,707
Other expenses	3,489	3,680	7,074	6,849
Total noninterest expenses	23,834	23,446	47,031	45,899

Income before income taxes	7,001	5,339	13,650	10,757

Provision for income taxes	2,128	1,394	4,175	2,869

Net income	4,873	3,945	9,475	7,888
Dividends on preferred shares and accretion	—	189	—	833
Accelerated accretion from redemption of preferred shares	—	1,241	—	1,241
Net income available to common shareholders	$4,873	$2,515	$9,475	$5,814

Average number of common shares outstanding
Basic	30,818,709	30,414,947	30,805,484	28,883,154
Diluted	30,818,709	30,414,947	30,805,484	28,883,154

Net income available to common shareholders, per average common share
Basic	$0.16	$0.08	$0.31	$0.20
Diluted	0.16	0.08	0.31	0.20

Dividends per common share	0.09	0.09	0.18	0.18

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$4,873	$3,945	$9,475	$7,888

Other comprehensive income, net of tax:
Unrealized (losses)gains on securities available for sale arising during the year	(338)	929	2,347	1,308

Reclassification adjustment for securities' gains included in net income	(183)	(208)	(671)	(606)

Reclassification adjustment for amortization of:
Prior service cost	7	8	12	17
Net actuarial losses	564	390	1,017	779

Other comprehensive income	50	1,119	2,705	1,498

Comprehensive income	$4,923	$5,064	$12,180	$9,386

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Preferred Stock
Balance at January 1,	$—	$40,602
Discount accretion	—	157
Redemption	—	(42,000)
Accelerated accretion	—	1,241
Balance at June 30,	$—	$—

Common Stock
Balance at January 1,	$35,225	$31,139
Common shares issued	—	4,025
Restricted shares issued	—	61
Balance at June 30,	$35,225	$35,225

Warrants to Purchase Common Stock
Balance at January 1,	$—	$2,615
Repurchase of warrants	—	(2,615)
Balance at June 30,	$—	$—

Capital Surplus
Balance at January 1,	$270,869	$236,437
Common shares issued	—	32,429
Restricted shares issued	—	(61)
Repurchase of warrants	—	1,670
Stock option compensation and restricted stock expense	189	146
Balance at June 30,	$271,058	$270,621

Retained Earnings
Balance at January 1,	$15,523	$11,392
Net income	9,475	7,888
Cash dividends paid - preferred shares	—	(945)
Cash dividends paid - common shares	(5,564)	(5,558)
Discount accretion on series A preferred stock	—	(157)
Accelerated accretion - preferred shares	—	(1,241)
Balance at June 30,	$19,434	$11,379

Accumulated Other Comprehensive Loss
Balance at January 1,	$(14,216)	$(12,887)
Other comprehensive income, net of tax	2,705	1,498
Balance at June 30,	$(11,511)	$(11,389)

Treasury Stock
Balance at January 1,	$(86,580)	$(86,556)
Surrender of shares issued under stock incentive plan	(75)	(24)
Balance at June 30,	$(86,655)	$(86,580)

Total Shareholders' Equity
Balance at January 1,	$220,821	$222,742
Net changes during the period	6,730	(3,486)
Balance at June 30,	$227,551	$219,256

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net Income	$9,475	$7,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,750	6,000
Depreciation and amortization of premises and equipment	1,822	1,497
Securities gains, net	(1,208)	(1,629)
Gains from life insurance policies, net	(458)	(216)
Deferred income tax benefit	(1,221)	(498)
Proceeds from sale of loans	238,680	188,026
Gains on sales of loans, net	(4,735)	(3,787)
Originations of loans held for sale	(221,687)	(178,286)
Amortization of premiums on securities	4,248	4,686
Accretion of discounts on securities	(344)	(219)
Increase in accrued interest receivable	(1,167)	(1,235)
Decrease in accrued interest payable	(310)	(340)
Decrease in accrued expenses and other liabilities	(4,412)	(23,060)
Decrease (Increase) in other assets	586	(2,607)
Loss (Gain) on other real estate owned	66	(5)
Net cash provided by (used in) operating activities	25,085	(3,785)

Investing Activities
Purchase of premises and equipment	(1,371)	(7,972)
Net decrease (increase) in interest-bearing deposits with other banks	86,931	(62,386)
Net increase in loans held in portfolio	(110,556)	(52,151)
Net decrease (increase) in short-term factored receivables	14,325	(4,488)
Proceeds from sale of other real estate	404	36
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	20,735	27,866
Purchases of securities - held to maturity	(142,469)	(159,305)
Proceeds from calls of securities - held to maturity	160,962	60,000
Proceeds from prepayments, redemptions or maturities of securities - available for sale	259,771	149,427
Purchases of securities - available for sale	(455,460)	(318,695)
Proceeds from calls/sales of securities - available for sale	112,107	146,961
Proceeds from redemptions or maturities of FHLB & FRB stock	317	831
Purchases of FHLB & FRB stock	(225)	(210)
Net cash used in investing activities	(54,529)	(220,086)

Financing Activities
Net increase in noninterest-bearing demand deposits	20,559	31,950
Net increase in savings, NOW and money market deposits	73,447	73,996
Net (decrease) increase in time deposits	(40,031)	147,084
Net increase (decrease) in Federal funds purchased	5,000	(15,000)
Net (decrease) increase in securities sold under agreements to repurchase	(9,114)	6,220
Net (decrease) increase in commercial paper and other short-term borrowings	(1,030)	21,414
Decrease in long-term borrowings	(731)	(15,717)
Proceeds from issuance of common stock	—	36,454
Cash dividends paid on preferred stock	—	(945)
Cash dividends paid on common stock	(5,564)	(5,558)
Net repayment redemption of preferred stock and common stock warrants	—	(42,945)
Net cash provided by financing activities	42,536	236,953

Net increase in cash and due from banks	13,092	13,082
Cash and due from banks - beginning of period	31,046	26,824

Cash and due from banks - end of period	$44,138	$39,906

Supplemental disclosures:
Interest paid	$5,905	$6,858
Income taxes paid	2,248	3,458
Loans held for sale transferred to portfolio	827	942
Loans transferred to other real estate	144	1,903
Due to brokers on sale of securities - AFS	5,173	—
Due to brokers on purchases of securities - HTM	10,072	—

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended June 30, 2012 and 2011 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. Throughout the notes, dollar amounts presented in tables are in thousands, except per share data. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form

10-K”).

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value

U.S. Treasury securities	$5,991	$—	$2	$5,989

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	27,757	46	200	27,603
CMOs (Government National Mortgage Association)	4,766	6	17	4,755
Federal National Mortgage Association	1,889	107	—	1,996
Federal Home Loan Mortgage Corporation	36	—	1	35
Government National Mortgage Association	93	—	—	93
Total residential mortgage-backed securities	34,541	159	218	34,482

Agency notes
Federal National Mortgage Association	200	—	—	200
Federal Home Loan Bank	300	—	—	300
Federal Home Loan Mortgage Corporation	75	5	—	80
Total obligations of U.S. government corporations and government sponsored enterprises	35,116	164	218	35,062

Obligations of state and political institutions-New York Bank Qualified	17,019	1,294	—	18,313
Single-issuer, trust preferred securities	31,821	465	471	31,815
Other preferred securities	5,393	1	55	5,339
Corporate debt securities	236,309	405	1,496	235,218
Equity and other securities	15,758	1,840	620	16,978
Total	$347,407	$4,169	$2,862	$348,714

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$21,642	$103	$6	$21,739
CMOs (Government National Mortgage Association)	5,666	12	11	5,667
Federal National Mortgage Association	2,137	74	—	2,211
Federal Home Loan Mortgage Corporation	38	—	1	37
Government National Mortgage Association	98	—	—	98
Total residential mortgage-backed securities	29,581	189	18	29,752

Agency notes
Federal National Mortgage Association	501	—	—	501
Federal Home Loan Bank	101	1	—	102
Federal Home Loan Mortgage Corporation	376	7	—	383
Federal Farm Credit Bank	251	—	—	251
Total obligations of U.S. government corporations and government sponsored enterprises	30,810	197	18	30,989

Obligations of state and political institutions-New York Bank Qualified	21,171	1,606	—	22,777
Single-issuer, trust preferred securities	28,506	214	1,661	27,059
Corporate debt securities	175,920	263	2,876	173,307
Equity and other securities	15,322	958	398	15,882
Total	$271,729	$3,238	$4,953	$270,014

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present information regarding securities held to maturity:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
June 30, 2012	Value	Gains	Losses	Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,784	$135	$—	$2,919
CMOs (Federal Home Loan Mortgage Corporation)	4,639	212	—	4,851
Federal National Mortgage Association	39,188	3,392	—	42,580
Federal Home Loan Mortgage Corporation	18,727	1,416	—	20,143
Government National Mortgage Association	3,732	579	—	4,311
Total residential mortgage-backed securities	69,070	5,734	—	74,804

Agency notes
Federal National Mortgage Association	63,478	81	25	63,534
Federal Home Loan Bank	68,409	6	80	68,335
Federal Home Loan Mortgage Corporation	39,991	182	—	40,173
Total obligations of U.S. government corporations and government sponsored enterprises	240,948	6,003	105	246,846

Obligations of state and political institutions-New York Bank Qualified	137,716	10,738	2	148,452
Total	$378,664	$16,741	$107	$395,298

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
December 31, 2011	Value	Gains	Losses	Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,942	$192	$—	$4,134
CMOs (Federal Home Loan Mortgage Corporation)	6,474	305	—	6,779
Federal National Mortgage Association	46,937	3,777	—	50,714
Federal Home Loan Mortgage Corporation	23,682	1,669	—	25,351
Government National Mortgage Association	4,132	603	—	4,735
Total residential mortgage-backed securities	85,167	6,546	—	91,713

Agency notes
Federal National Mortgage Association	104,981	203	—	105,184
Federal Home Loan Bank	44,992	34	—	45,026
Federal Home Loan Mortgage Corporation	34,991	49	9	35,031
Total obligations of U.S. government corporations and government sponsored enterprises	270,131	6,832	9	276,954

Obligations of state and political institutions-New York Bank Qualified	137,726	11,105	10	148,821
Total	$407,857	$17,937	$19	$425,775

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities	$5,989	$2	$—	$—	$5,989	$2

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	16,481	200	—	—	16,481	200
CMOs (Government National Mortgage Association)	2,830	17	—	—	2,830	17
Federal Home Loan Mortgage Corporation	—	—	20	1	20	1
Total obligations of U.S. government corporations and government sponsored enterprises	19,311	217	20	1	19,331	218

Single-issuer, trust preferred securities	3,121	146	6,262	325	9,383	471
Other preferred securities	5,236	55	—	—	5,236	55
Corporate debt securities	143,530	868	27,158	628	170,688	1,496
Equity and other securities	2,503	505	948	115	3,451	620
Total	$179,690	$1,793	$34,388	$1,069	$214,078	$2,862

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$9,972	$25	$—	$—	$9,972	$25
Federal Home Loan Bank	38,907	80	—	—	38,907	80

Total obligations of U.S. government corporations and government sponsored enterprises	48,879	105	—	—	48,879	105

Obligations of state and political institutions-New York Bank Qualified	850	2	—	—	850	2
Total	$49,729	$107	$—	$—	$49,729	$107

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at June 30, 2012:

	TARP	Credit	Amortized	Fair	Unrealized
Issuer	Recipient	Rating	Cost	Value	Gain/(Loss)

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes *	NA	$990	$1,066	$76

NPB Capital Trust II, 7.85%, due 9/30/2032	Yes *	NA	126	129	3

Allfirst Pfd Cap Trust, Floating Rate, due 7/15/2029 owned by M&T Bank Corporation	Yes	BBB	378	377	(1)

BAC Capital Trust II, 7.00%, due 2/01/2032	Yes *	BB+	299	302	3

BAC Capital Trust IV, 5.875%, due 5/03/2033	Yes *	BB+	50	48	(2)

BNY Capital Trust V, 5.95%, due 5/01/2033	Yes *	BBB	50	52	2

Capital One Cap VI, 8.875% due 5/15/2040	Yes *	BB+	103	102	(1)

Citigroup Capital VII, 7.125%, due 7/31/2031	Yes *	BB	1,507	1,509	2

Citigroup Capital VIII, 6.95%, due 9/15/2031	Yes *	BB	246	249	3

Citigroup Capital IX, 6.00%, due 2/14/2033	Yes *	BB	2,884	2,939	55

Citigroup Capital X, 6.10%, due 9/30/2033	Yes *	BB	293	293	—

Citigroup Capital XVII, 6.35%, due 3/15/2067	Yes *	BB	46	62	16

First Tennessee Capital II, 6.30%, due 4/15/2034	Yes *	BB	3,284	3,083	(201)

Fleet Capital Trust VIII, 7.20%, due 3/15/2032, owned by Bank of America Corporation	Yes *	BB+	501	503	2

Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes *	BB+	5,939	5,675	(264)

JP Morgan Chase Capital XIII, Floating Rate, due 9/30/2034	Yes *	BBB	754	755	1

JP Morgan Chase Capital XI, 5.875%, due 6/15/2033	Yes *	BBB	1,623	1,642	19

JP Morgan Chase Capital XV, 5.875%, due 3/15/2035	Yes *	BBB	2,195	2,200	5

JP Morgan Chase Capital XVII, 5.85%, due 8/01/2035	Yes *	BBB	2,245	2,275	30

Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes *	BB+	1,043	1,065	22

Keycorp Capital II, 6.875%, due 3/17/2029	Yes *	BBB-	93	97	4

Keycorp Capital VII, 5.70%, due 6/15/2035	Yes *	BBB-	1,553	1,600	47

SunTrust Capital I, Floating Rate, due 5/15/2027	Yes *	BB+	722	740	18

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	21	21	—

Wells Fargo Capital Trust VII, 5.85%, due 5/01/2033	Yes *	BBB+	424	437	13

Wells Fargo Capital Trust VIII, 5.625%, due 8/01/2033	Yes *	BBB+	367	386	19

Wells Fargo Capital IX, 5.625%, due 4/08/2034	Yes *	BBB+	4,085	4,208	123
			$31,821	$31,815	$(6)

* TARP obligation was repaid prior to June 30, 2012.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company invests principally in obligations of U.S. government corporations and government sponsored enterprises, New York bank qualified obligations of state and political institutions, and corporate debt and equity securities. The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes. The Company determined that it is not more likely than not that the Company would be required to sell before anticipated recovery.

At June 30, 2012, approximately $151.4 million, representing approximately 20.8% of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (27 issuers), corporate debt (50 issuers) and equity securities (12 issuers). These investments may pose a higher risk of future impairment charges as a result of possible further deterioration of the U.S. economy. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At June 30, 2012, the Company held 8 security positions of single-issuer, trust preferred securities issued by financial institutions, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months and are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a periodic basis, including a review of the issuers’ most recent bank regulatory reports and other public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s second quarter review, the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

At June 30, 2012, the Company held 16 security positions of corporate debt securities issued by financial institutions and other corporate issuers, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. Each of these positions are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities. Based upon management’s second quarter review, management has concluded that the unrealized losses are deemed to be temporary.

At June 30, 2012, the Company held 2 issues of equity securities, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. Management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities. Based upon management’s second quarter review, management has concluded that the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at June 30, 2012, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
Available for sale	Cost	Value

U.S. Treasury securities	$5,991	$5,989

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	27,757	27,603
CMOs (Government National Mortgage Association)	4,766	4,755
Federal National Mortgage Association	1,889	1,996
Federal Home Loan Mortgage Corporation	36	35
Government National Mortgage Association	93	93
Total residential mortgage-backed securities	34,541	34,482

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	200	200
Federal Home Loan Bank
Due after 1 year but within 5 years	300	300
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	75	80
Total obligations of U.S. government corporations and government sponsored enterprises	35,116	35,062

Obligations of state and political institutions - New York Bank Qualified
Due within 1 year	520	521
Due after 5 years but within 10 years	3,225	3,479
Due after 10 years	13,274	14,313
Total obligations of state and political institutions-New York Bank Qualified	17,019	18,313

Single-issuer, trust preferred securities
Due after 10 years	31,821	31,815
Total single-issuer, trust preferred securities	31,821	31,815

Other preferred securities
Due after 1 year but within 5 years	5,291	5,236
Due after 10 years	102	103
Total other preferred securities	5,393	5,339

Corporate debt securities
Due within 6 months	51,619	51,489
Due after 6 months but within 1 year	45,903	45,700
Due after 1 year but within 2 years	96,285	95,958
Due after 2 years but within 5 years	39,267	38,769
Due after 5 years but within 10 years	2,872	2,923
Due after 10 years	363	379
Total corporate debt securities	236,309	235,218

Equity and other securities	15,758	16,978
Total	$347,407	$348,714

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Carrying	Fair
Held to maturity	Value	Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,784	$2,919
CMOs (Federal Home Loan Mortgage Corporation)	4,639	4,851
Federal National Mortgage Association	39,188	42,580
Federal Home Loan Mortgage Corporation	18,727	20,143
Government National Mortgage Association	3,732	4,311
Total residential mortgage-backed securities	69,070	74,804

Agency notes
Federal National Mortgage Association
Due after 5 years but within 10 years	4,998	5,015
Due after 10 years	58,480	58,519
Federal Home Loan Bank
Due after 5 years but within 10 years	19,421	19,418
Due after 10 years	48,988	48,917
Federal Home Loan Mortgage Corporation
Due after 5 years but within 10 years	24,991	25,113
Due after 10 years	15,000	15,060
Total obligations of U.S. government corporations and government sponsored enterprises	240,948	246,846
Obligations of state and political institutions - New York Bank Qualified
Due after 1 year but within 5 years	155	169
Due after 5 years but within 10 years	8,708	9,570
Due after 10 years	128,853	138,713
Total obligations of state and political institutions-New York Bank Qualified	137,716	148,452
Total	$378,664	$395,298

Information regarding sales/calls of available for sale securities is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales
Proceeds	$47,510	$29,075	$95,884	$89,007
Gross gains	300	608	1,042	1,802
Gross losses	—	158	1	200

Calls
Proceeds	5,638	22,265	21,396	57,954
Gross gains	28	48	184	96
Gross losses	14	—	36	—

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Calls
Proceeds	$90,962	$55,000	$160,962	$60,000
Gross gains	15	7	19	7
Gross losses	—	—	—	76

There were no sales or transfers of held to maturity securities during the three-month or six-month periods ended June 30, 2012 or June 30, 2011.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Loans and allowance for loan losses

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30,	December 31,
	2012	2011
Loans held for sale, net of valuation reserve ($72 at June 30, 2012 and $-0- at December 31, 2011)
Real estate—residential mortgage	$30,287	$43,372
Loans held in portfolio, net of unearned discounts
Commercial and industrial	618,596	626,063
Loans to nondepository financial institutions	290,544	246,587
Factored receivables	157,655	172,082
Equipment financing receivables	169,896	166,690
Real estate—residential mortgage	172,659	170,153
Real estate—commercial mortgage	148,694	85,825
Real estate—construction and land development	12,833	13,621
Loans to individuals	12,337	10,376
Loans to depository institutions	—	10
Loans held in portfolio, gross	1,583,214	1,491,407
Less unearned discounts	17,634	18,098
Loans held in portfolio, net of unearned discounts	1,565,580	1,473,309
	$1,595,867	$1,516,681

At June 30, 2012, the bank had qualified loans, with a carrying value of approximately $493.6 million, available to secure borrowings from the FHLB and the FRB, of which approximately $17.6 million were pledged to the FHLB. There were no loans pledged at December 31, 2011.

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Loans are made at fixed or floating rates. Fixed rate loans are tied to U.S. Treasury or FHLB benchmarks or other indices. Floating rate loans are based on the prime rate or other indices.

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

Concentrations of Credit

There are no industry concentrations (exceeding 10% of loans, gross), other than loans to nondepository financial institutions, of loans held in portfolio. Loans to nondepository financial institutions, which include the Company’s residential mortgage warehouse funding product and loans to finance companies, represent approximately 18.2% of all loans. Approximately 66.1% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 26.5% or $8.9 million and 19.9% or $6.3 million of the Company’s net interest income and noninterest income are related to real estate lending for the three months ended June 30, 2012 and 2011, respectively. Approximately 25.8% or $ 17.2 million and 21.1% or $ 13.2 million of the Company’s interest income and noninterest income are related to real estate lending for the six months ended June 30, 2012 and 2011, respectively. Real estate prices in the U.S. market decreased during 2011 and have continued to decrease in 2012. Continuing declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage-related revenues.

As of June 30, 2012 approximately 58.6% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate mortgage loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans

Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at June 30, 2012 or 2011.

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Nonaccrual loans at June 30, 2012 and December 31, 2011 totaled $5.6 million and $6.4 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at June 30, 2012, in accordance with their original terms, is estimated to be $123 thousand and $242 thousand, respectively, for the three and six months then ended. Applicable interest income actually realized was $6 thousand and $7 thousand, respectively, for the aforementioned periods. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2011, in accordance with their original terms is estimated to be $780 thousand, for the year then ended; the applicable interest income actually realized was $200 thousand. There were no commitments to lend additional funds on nonaccrual loans.

The following table sets forth the amount of nonaccrual loans of the Company as of the dates indicated:

	June 30,	December 31,
	2012	2011
Commercial and industrial	$504	$834
Equipment financing receivables	376	370
Factored receivables	—	—
Real estate—residential mortgage	2,268	1,991
Real estate—commercial mortgage	2,453	3,124
Real estate—construction and land development	—	—
Loans to individuals	—	39
Total nonaccrual loans	$5,601	$6,358

The following table provides information regarding the past due status of loans held in portfolio:

June 30, 2012	30–59 Days Past Due	60–89 Days Past Due	90 Days & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$19,174	$6,155	$536	$25,865	$590,457	$616,322	$32
Loans to nondepository financial institutions	—	—	—	—	290,544	290,544	—
Factored receivables	1,085	363	632	2,080	155,426	157,506	632
Equipment financing receivables	170	146	376	692	153,993	154,685	—
Real estate—residential mortgage—portfolio	898	1,206	2,268	4,372	168,287	172,659	—
Real estate—commercial mortgage	—	—	2,453	2,453	146,241	148,694	—
Real estate—construction and land development	—	—	—	—	12,833	12,833	—
Loans to individuals	4	2	—	6	12,331	12,337	—
Loans to depository institutions	—	—	—	—	—	—	—
Total loans, net of unearned discount	$21,331	$7,872	$6,265	$35,468	$1,530,112	$1,565,580	$664

December 31, 2011
Commercial and industrial	$23,665	$5,344	$837	$29,846	$594,278	$624,124	$165
Loans to nondepository institutions	—	—	—	—	246,587	246,587	—
Factored receivables	3,266	665	162	4,093	167,738	171,831	—
Equipment financing receivables	546	386	370	1,302	149,480	150,782	—
Real estate—residential mortgage	1,570	633	1,991	4,194	165,959	170,153	—
Real estate—commercial mortgage	—	—	3,124	3,124	82,701	85,825	—
Real estate—construction and land development	—	—	—	—	13,621	13,621	—
Loans to individuals	41	7	39	87	10,289	10,376	—
Loans to depository institutions	—	—	—	—	10	10	—
Total loans, net of unearned discount	$29,088	$7,035	$6,523	$42,646	$1,430,663	$1,473,309	$165

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

June 30, 2012	Recorded Investment in Impaired Loans	Unpaid Principal Balance With No Allowance	Unpaid Principal Balance With Allowance	Related Allowance	Average [1] Recorded Investment in Impaired Loans
Commercial and industrial	$450	$—	$1,250	$201	$1,453
Loans to nondepository institutions	—	—	—	—	—
Factored receivables	—	—	—	—	—
Equipment financing receivables	56	—	56	3	159
Real estate—residential mortgage	5,523	998	5,284	1,361	5,482
Real estate—commercial mortgage	2,453	2,379	745	350	2,900
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Total	$8,482	$3,377	$7,335	$1,915	$9,994

December 31, 2011
Commercial and industrial	$2,954	$1,395	$2,159	$287	$2,596
Loans to nondepository institutions	—	—	—	—	—
Factored receivables	—	—	—	—	—
Equipment financing receivables	151	—	151	17	230
Real estate—residential mortgage	5,275	825	4,966	1,234	4,886
Real estate—commercial mortgage	3,124	—	3,124	1,113	3,124
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Total	$11,504	$2,220	$10,400	$2,651	$10,836

[1] Year-to-date

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The average recorded investment and interest income recognized in accruing impaired loans for the three months ended June 30, 2012 amounted to $5.1 million (commercial and industrial $0.1 million, equipment financing receivables $0.1 million and real estate-residential mortgage $4.9 million) and $74 thousand (commercial and industrial $-0- thousand, equipment financing receivables $1 thousand and real estate-residential mortgage $73 thousand), respectively. The average recorded investment and interest income recognized in accruing impaired loans for the six months ended June 30, 2012 amounted to $5.8 million (commercial and industrial $0.8 million, equipment financing receivables $0.1 million and real estate-residential mortgage $4.9 million) and $165 thousand (commercial and industrial $7 thousand, equipment financing receivables $2 thousand and real estate-residential mortgage $156 thousand), respectively.

The average recorded investment and interest income recognized in accruing impaired loans for the year ended December 31, 2011 amounted to $6.7 million (commercial and industrial $1.8 million, equipment financing receivables $0.2 million and real estate – residential mortgage $4.7 million) and $430 thousand (commercial and industrial $95 thousand, equipment financing receivables $8 thousand and real estate – residential mortgage $327 thousand), respectively.

The Company had troubled debt restructured loans (“TDRs”) totaling $7.1 million as of June 30, 2012 and $6.4 million as of December 31, 2011. The Company has allocated $1.4 million and $1.3 million of specific reserves to customers with equipment financing receivables and residential real estate loans whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six months ended June 30, 2012, the terms of $602 thousand and $1.1 million of residential real estate loans were modified as troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No lease financing receivables were modified during the three months ended June 30, 2012. No lease financing receivables were modified during the six months ended June 30, 2012.

Modifications of residential real estate loans involving a reduction of the stated interest rate or an extension of the maturity date were for periods ranging up to 40 years.

The troubled debt restructurings described above increased the allowance for loan losses by $79 thousand for the three months ended June 30, 2012 and resulted in charge-offs of $151 thousand during the three months ended June 30, 2012. The troubled debt restructurings described above increased the allowance for loan losses by $221 thousand for the six months ended June 30, 2012 and resulted in charge-offs of $151 thousand during the six months ended June 30, 2012.

During the twelve months ended June 30, 2012, five residential real estate loans amounting to $501 thousand had both a modification of terms and a payment default under the modified terms of the loans.

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at June 30, 2012 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at June 30, 2012 is presented in the recorded investment in nonaccrual loans table above.

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

	June 30, 2012		December 31, 2011
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-4	3.47	$599,657	3.41	$603,375
Risk grade 5	5.00	5,079	5.00	5,006
Risk grade 6	6.00	10,135	6.00	11,872
Risk grade 7	7.00	1,451	7.00	3,871
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.54	$616,322	3.50	$624,124

Loans to nondepository financial institutions
Risk grades 1-4	3.12	$283,086	3.14	$240,154
Risk grade 5	—	—	—	—
Risk grade 6	6.00	1,025	—	—
Risk grade 7	7.00	6,433	7.00	6,433
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.20	$290,544	3.24	$246,587

Factored receivables
Risk grades 1-4	3.02	$153,205	2.84	$170,256
Risk grade 5	5.00	4,301	5.00	1,575
Risk grade 6	—	—	—	—
Risk grade 7	—	—	—	—
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.08	$157,506	2.86	$171,831

Equipment financing receivables
Risk grades 1-4	3.92	$154,255	3.89	$150,412
Risk grade 5	—	—	—	—
Risk grade 6	—	—	—	—
Risk grade 7	7.00	430	7.00	370
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.93	$154,685	3.90	$150,782

Real estate-commercial mortgage
Risk grades 1-4	3.06	$146,241	3.14	$82,701
Risk grade 5	—	—	—	—
Risk grade 6	—	—	—	—
Risk grade 7	7.00	2,453	7.00	3,124
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.13	$148,694	3.28	$85,825

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment:

Three Months Ended June 30, 2012	Balance, Beginning of Period	Charge-Offs[1]		Recoveries	Net Charge-Offs[1]		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,515	$140		$117	$23		$152	$7,644
Loans to nondepository financial institutions	1,265	—		—	—		362	1,627
Factored receivables	1,498	223		45	178		189	1,509
Equipment financing receivables	3,448	731		223	508		593	3,533
Real estate – residential mortgage	3,746	348	[1]	1	347	[1]	557	3,956
Real estate – commercial mortgage	2,228	671		—	671		825	2,382
Real estate – construction and land development	139	—		—	—		11	150
Loans to individuals	125	—		7	(7)		9	141
Loans to depository institutions	—	—		—	—		—	—
Unallocated	141	—		—	—		52	193
Total	$20,105	$2,113	[1]	$393	$1,720	[1]	$2,750	$21,135

Six Months Ended June 30, 2012	Balance, Beginning of Period	Charge-Offs[1]		Recoveries	Net Charge-Offs[1]		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,647	$2,009		$151	$1,858		$1,855	$7,644
Loans to nondepository financial institutions	1,369	—		—	—		258	1,627
Factored receivables	1,450	340		51	289		348	1,509
Equipment financing receivables	3,515	1,833		561	1,272		1,290	3,533
Real estate – residential mortgage	3,490	479	[1]	2	477	[1]	943	3,956
Real estate – commercial mortgage	2,151	671		—	671		902	2,382
Real estate – construction and land development	165	—		—	—		(15)	150
Loans to individuals	104	87		10	77		114	141
Loans to depository institutions	—	—		—	—		—	—
Unallocated	138	—		—	—		55	193
Total	$20,029	$5,419	[1]	$775	$4,644	[1]	$5,750	$21,135

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended June 30, 2011	Balance, Beginning of Period	Charge-Offs[1]		Recoveries	Net Charge-Offs[1]		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,479	$719		$10	$709		$737	$7,507
Loans to nondepository financial institutions	664	—		—	—		48	712
Factored receivables	1,340	36		11	25		45	1,360
Equipment financing receivables	3,055	2,329		773	1,556		1,835	3,334
Real estate – residential mortgage	2,596	215	[1]	—	215	[1]	411	2,792
Real estate – commercial mortgage	2,285	—		—	—		41	2,326
Real estate – construction and land development	286	—		—	—		(5)	281
Loans to individuals	116	—		—	—		(12)	104
Loans to depository institutions	77	—		—	—		(68)	9
Unallocated	142	—		—	—		(32)	110
Total	$18,040	$3,299	[1]	$794	$2,505	[1]	$3,000	$18,535

Six Months Ended June 30, 2011	Balance, Beginning of Period	Charge-Offs[1]		Recoveries	Net Charge-Offs[1]		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,454	$888		$30	$858		$911	$7,507
Loans to nondepository financial institutions	564	—		—	—		148	712
Factored receivables	1,424	168		32	136		72	1,360
Equipment financing receivables	3,423	6,105		1,696	4,409		4,320	3,334
Real estate – residential mortgage	2,497	463	[1]	163	300	[1]	595	2,792
Real estate – commercial mortgage	2,275	—		—	—		51	2,326
Real estate – construction and land development	310	—		—	—		(29)	281
Loans to individuals	119	—		—	—		(15)	104
Loans to depository institutions	46	—		—	—		(37)	9
Unallocated	126	—		—	—		(16)	110
Total	$18,238	$7,624	[1]	$1,921	$5,703		$6,000	$18,535

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
June 30, 2012	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$201	$7,443	$7,644	$450	$615,872	$616,322
Loans to nondepository institutions	—	1,627	1,627	—	290,544	290,544
Factored receivables	—	1,509	1,509	—	157,506	157,506
Equipment financing receivables	3	3,530	3,533	56	154,629	154,685
Real estate—residential mortgage	1,361	2,595	3,956	5,523	167,136	172,659
Real estate—commercial mortgage	350	2,032	2,382	2,453	146,241	148,694
Real estate—construction and land development	—	150	150	—	12,833	12,833
Loans to individuals	—	141	141	—	12,337	12,337
Loans to depository institutions	—	—	—	—	—	—
Unallocated	—	193	193	—	—	—
Total	$1,915	$19,220	$21,135	$8,482	$1,557,098	$1,565,580

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
December 31, 2011	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$287	$7,360	$7,647	$2,954	$621,170	$624,124
Loans to nondepository institutions	—	1,369	1,369	—	246,587	246,587
Factored receivables	—	1,450	1,450	—	171,831	171,831
Equipment financing receivables	17	3,498	3,515	151	150,631	150,782
Real estate—residential mortgage	1,234	2,256	3,490	5,275	164,878	170,153
Real estate—commercial mortgage	1,113	1,038	2,151	3,124	82,701	85,825
Real estate—construction and land development	—	165	165	—	13,621	13,621
Loans to individuals	—	104	104	—	10,376	10,376
Loans to depository institutions	—	—	—	—	10	10
Unallocated	—	138	138	—	—	—
Total	$2,651	$17,378	$20,029	$11,504	$1,461,805	$1,473,309

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. Federal Home Loan Bank Advances

During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings were all floating-rate advances with a current average cost of 1.74%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration.

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 7. Other noninterest income and expenses

The following tables set forth the significant components of other noninterest income and other noninterest expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OTHER NONINTEREST INCOME
Trade finance income	$467	$540	$967	$1,128
Other customer related fees	256	241	505	421
Trust fees	—	—	—	53
Income from life insurance policies	536	297	792	572
Gain (Loss) on other real estate owned	—	5	(66)	5
Other income	22	9	26	186
Total other noninterest income	$1,281	$1,092	$2,224	$2,365

OTHER NONINTEREST EXPENSES
Advertising and marketing	$775	$873	$1,418	$1,298
Communications	462	474	932	884
Other expenses	2,252	2,333	4,724	4,667
Total other noninterest expenses	$3,489	$3,680	$7,074	$6,849

Note 8. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$620	$544	$1,240	$1,089
Interest cost	1,033	895	2,065	1,790
Expected return on plan assets	(994)	(771)	(1,988)	(1,543)
Amortization of prior service cost	10	16	20	32
Recognized actuarial loss	1,032	700	1,863	1,400
Net periodic benefit cost	$1,701	$1,384	$3,200	$2,768

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

Notes to Consolidated Financial Statements

(Unaudited)

Note 9. Other Comprehensive Income

Information related to the components of other comprehensive income included in accumulated other comprehensive loss is as follows with related tax effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Other Comprehensive Income
Unrealized holding (losses) gains on securities available for sale arising during the period:
Before tax	$(609)	$1,702	$4,230	$2,395
Tax effect	271	(773)	(1,883)	(1,087)
Net of tax	(338)	929	2,347	1,308

Reclassification adjustment for securities gains included in net income:
Before tax	(329)	(380)	(1,208)	(1,109)
Tax effect	146	172	537	503
Net of tax	(183)	(208)	(671)	(606)

Reclassification adjustment for amortization of prior service cost:
Before tax	10	16	20	32
Tax effect	(3)	(8)	(8)	(15)
Net of tax	7	8	12	17

Reclassification adjustment for amortization of net actuarial losses:
Before tax	1,017	713	1,833	1,425
Tax effect	(453)	(323)	(816)	(646)
Net of tax	564	390	1,017	779

Other comprehensive income	$50	$1,119	$2,705	$1,498

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

	Level 1	Level 2	Level 3	Total
June 30, 2012	Inputs	Inputs	Inputs	Fair Value
Securities available for sale:
U.S. Treasury securities	$—	$5,989	$—	$5,989
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities	—	34,482	—	34,482
Agency notes	—	580	—	580
Total obligations of U.S. government corporations and government sponsored enterprises	—	35,062	—	35,062
Obligations of state and political institutions—New York Bank Qualified	—	18,313	—	18,313
Single-issuer, trust preferred securities	31,815	—	—	31,815
Other preferred securities	5,339	—	—	5,339
Corporate debt securities	—	235,218	—	235,218
Equity and other securities	16,978	—	—	16,978
Total marketable securities	$54,132	$294,582	$—	$348,714

December 31, 2011
Securities available for sale:
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities	$—	$29,752	$—	$29,752
Agency notes	—	1,237	—	1,237
Total obligations of U.S. government corporations and government-sponsored enterprises	—	30,989	—	30,989
Obligations of state and political institutions institutions—New York Bank Qualified	—	22,777	—	22,777
Single-issuer, trust preferred securities	27,059	—	—	27,059
Corporate debt securities	—	173,307	—	173,307
Equity and other securities	15,882	—	—	15,882
Total marketable securities	$42,941	$227,073	$—	$270,014

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

	June 30,	December 31,
	2012	2011
Impaired loans
Commercial and industrial	$—	$1,298
Commercial real estate	2,103	2,011
Other real estate owned, net	1,547	1,929

Impaired loans. At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value may receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. At June 30, 2012, two commercial real estate loans were carried at fair value. The fair value for one of these loans was based upon a pending sales agreement that closed in mid-July 2012.

Other real estate owned. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair values are generally based on third-party appraisals of the property utilizing a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a level 3 classification of the inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Impaired loans that are measured for impairment using the fair value of the collateral dependent loans had a principal balance of $2.5 million, with a valuation allowance of $0.4 million at June 30, 2012, resulting in no additional provision for loan losses for the three months ended June 30, 2012. At December 31, 2011, impaired loans had a principal balance of $4.5 million, and a valuation allowance of $1.2 million.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $1.5 million, which is made up of the outstanding balance of $1.6 million, net of valuation allowance of $56 thousand. For the three months ended June 30, 2012, $22 thousand of other real estate owned was written down through a charge to noninterest expense. For the six months ended June 30, 2012, $56 thousand of other real estate owned was written down through a charge to noninterest expense. At December 31, 2011, other real estate owned had net carrying amount of $1.9 million, made up of the outstanding balance of $1.9 million, net of valuation allowance of $-0- million.

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

Investment Securities

The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 35.

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities. There were no transfers between Level 1 and Level 2 during the first six months of 2012 or in 2011.

		Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$44,138	$44,138	$—	$—	$44,138
Interest-bearing deposits with other banks	39,517	39,517	—	—	39,517
Investment securities	727,378	54,132	689,880	—	744,012
Loans, net	1,574,732	—	—	1,585,752	1,585,752
Accrued interest receivable	8,077	469	5,664	1,944	8,077
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,425,229	1,425,229	—	—	1,425,229
Time deposits	617,817	—	618,733	—	618,733
Securities sold under agreements to repurchase	43,199	43,199	—	—	43,199
Federal funds purchased	5,000	5,000	—	—	5,000
Commercial paper	12,455	12,455	—	—	12,455
Accrued interest payable	754	124	630	—	754
Advances-FHLB and long-term borrowings	147,776	100,000	22,035	26,499	148,534

		Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$31,046	$31,046	$—	$—	$31,046
Interest-bearing deposits with other banks	126,448	126,448	—	—	126,448
Investment securities	677,871	42,941	652,848	—	695,789
Loans, net	1,496,652	—	—	1,505,005	1,505,005
Accrued interest receivable	6,838	377	4,732	1,729	6,838
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,331,223	1,331,223	—	—	1,331,223
Time deposits	657,848	—	659,439	—	659,439
Securities sold under agreements to repurchase	52,313	52,313	—	—	52,313
Federal funds purchased	—	—	—	—	—
Commercial paper	13,485	13,485	—	—	13,485
Accrued interest payable	1,064	135	929	—	1,064
Advances-FHLB and long-term borrowings	148,507	100,000	22,886	26,170	149,056

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

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, mortgage warehouse lending, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, and equipment financing. The Company has operations principally in New York and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in New York, New Jersey and Connecticut (the “New York metropolitan area”) have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the six months ended June 30, 2012, the bank’s average earning assets represented approximately 99.1% of the Company’s average earning assets. Loans represented 63.3% and investment securities represented 33.9% of the bank’s average earning assets for the first six months of 2012.

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

While the domestic economy continued to show moderate improvement during the 2012 second quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country. Recent economic conditions during 2012, such as the modest increase in residential real estate values in the principal markets the Company serves, have increased demand for residential real estate lending. The Company also believes there are opportunities to prudently expand its loan portfolio, particularly in the corporate and commercial real estate sectors, under current economic conditions. If some of the positive economic trends observed during the second quarter of 2012 were not to continue, the Company would expect its income from real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 66.1% of total loans at June 30, 2012, an adverse change in market conditions in that geographic area could result in a decrease in our income from residential and commercial real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown beginning on page 58. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown beginning on page 56.

Comparison of the Three Months Ended June 30, 2012 and 2011

The Company reported net income available to common shareholders for the three months ended June 30, 2012 of $4.9 million, representing $0.16 per share calculated on a diluted basis, compared to $2.5 million, or $0.08 per share calculated on a diluted basis, for the second quarter of 2011. The increase in net income available to common shareholders was primarily due to a $1.5 million increase in net interest income, a $0.2 million decrease in provision for loan losses, a $0.3 million increase is noninterest income and a $1.4 million decrease in dividend and accretion on the preferred shares, resulting from the repurchase in the second quarter of 2011 of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program. Those benefits were partially offset by a $0.4 million increase in noninterest expenses and a $0.7 million increase in provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $23.8 million for the second quarter of 2012 compared to $22.2 million for the corresponding 2011 period. Net interest income benefitted from higher average loan balances, lower average balances for interest-bearing liabilities and lower cost of interest-bearing deposits. Net interest income also benefitted from the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product. Those benefits were partially offset by the impact of lower yields on loans and investment securities, lower average investment securities balances and a higher cost for borrowings. The net interest margin, on a tax-equivalent basis, was 4.04% for the second quarter of 2012 compared to 3.90% for the corresponding 2011 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $26.5 million for the second quarter of 2012, up $1.1 million from the corresponding 2011 period as the benefit of higher average loan balances more than offset the impact of lower average investment securities balances and lower yields. Total interest earning assets increased to $2,363.5 million for the second quarter of 2012 compared to $2,295.3 million in the prior year period. The tax-equivalent yield on interest-earning assets was 4.52% for the second quarter of 2012 compared to 4.48% for the corresponding 2011 period.

Interest earned on the loan portfolio increased to $20.0 million for the second quarter of 2012 from $18.1 million in the prior year period. Average loan balances amounted to $1,515.1 million for the second quarter of 2012, an increase of $190.9 million from an average of $1,324.2 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $2.7 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.39% for the second quarter of 2012 from 5.61% for the corresponding 2011 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $6.3 million for the second quarter of 2012 from $7.2 million in the corresponding 2011 period. Average outstandings decreased to $804.0 million (34.0% of average earning assets) for the second quarter of 2012 from $922.8 million (40.2% of average earning assets) in the second quarter of 2011. The average yield on investment securities increased to 3.15% for the second quarter of 2012 from 3.10% in the corresponding 2011 period. The decrease in balances and increase in yield reflect the Company’s decision to replace a portion of medium term (approximate 5 year original maturities), lower yielding U.S. Government Agency Securities that were called by the issuer with longer term (approximate 10-15 year original maturities) U.S. Government Agency securities having approximately the same or slightly higher yield thereby maintaining a pool of pledgable collateral. Management’s Asset/Liability strategy continues to be designed to maintain a portfolio of corporate securities with a relatively short-term average life positioning the Company for higher interest rates in future periods. This strategy was implemented through the sale of available for sale securities, principally longer dated corporate securities and selected obligations of states and political subdivisions with longer average lives.

Total interest expense decreased by $0.4 million for the second quarter of 2012 from $3.2 million for the corresponding 2011 period, primarily due to the impact of lower rates paid for interest-bearing deposit balances and lower rates paid for those funds lower balances.

Interest expense on deposits decreased to $1.7 million for the second quarter of 2012 from $2.1 million for the corresponding 2011 period, due to decreases in the cost of those funds coupled with the impact of lower balances. The average rate paid on interest-bearing deposits was 0.53%, which was 11 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,258.2 million for the second quarter of 2012 compared to $1,297.3 million for the prior year period, reflecting the impact of the Company’s business development activities as well as funds received from CDARS and various listing services.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 48), the provision for loan losses for the second quarter of 2012 was $2.8 million, compared to $3.0 million in the prior year period. Factors affecting the provision for the second quarter of 2012 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of June 30, 2012, the allowance for loan losses increased $1.1 million from $20.0 million at December 31, 2011, primarily due to an increase in the level of special mention and substandard loans partially offset by a lower level of nonaccrual loans, primarily in the equipment finance portfolio.

Noninterest Income

Noninterest income increased to $10.7 million for the second quarter of 2012 from $10.4 million in the corresponding 2011 period. The increase was principally due to higher mortgage banking income, service charges on deposit accounts and other income partially offset by lower accounts receivable management/factoring commissions and other related fees and security gains. Mortgage banking income increased principally due to higher volume of loans sold. Noninterest income was negatively impacted by the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product. Accounts receivable management/factoring commissions and other related fees was also negatively impacted by the level and mix of sales volume and by lower trade finance volume.

Noninterest Expense

Noninterest expenses were $23.8 million for the second quarter of 2012, compared to $23.4 million for the prior year period. Higher compensation, reflecting the Company’s continued investment in the franchise, and higher professional fees were partially offset by a reduction in deposit insurance premiums.

Provision for Income Taxes

Reflecting an increase in pre-tax income of $1.7 million, the provision for income taxes for the second quarter of 2012 was $2.1 million, reflecting an effective tax rate of 30.4%, compared with $1.4 million for the second quarter of 2011, reflecting an effective tax rate of 26.1%. The increase in the effective tax rate was primarily due to a higher level of pre-tax income in the 2012 period compared to the 2011 period.

Comparison of the Six Months Ended June 30, 2012 and 2011

The Company reported net income available to common shareholders for the six months ended June 30, 2012 of $9.5 million, representing $0.31 per share calculated on a diluted basis, compared to $5.8 million, or $0.20 per share calculated on a diluted basis, for the first six months of 2011. The increase in net income available to common shareholders was primarily due to a $4.1 million increase in net interest income a $0.2 million decrease in provision for loan losses and a $2.1 million decrease in dividend and accretion on the preferred shares, resulting from the repurchase in the second quarter of 2011 of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program. Those benefits were partially offset by a $0.3 million decrease in noninterest income, a $1.1 million increase in noninterest expenses and a $1.3 million increase in provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $47.0 million for the first six months of 2012 compared to $42.9 million for the corresponding 2011 period. Net interest income benefitted from higher average loan balances, lower interest-bearing liabilities balances and lower cost of funding. Net interest income also benefitted from the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product. Those benefits were partially offset by the impact of lower yields on loans and lower average investment securities balances. The net interest margin, on a tax-equivalent basis, was 4.09% for the first six months of 2012 compared to 3.93% for the corresponding 2011 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $52.6 million for the first six months of 2012, up $3.2 million from the corresponding 2011 period as the benefit of higher average loan balances more than offset the impact of lower investment securities balances and lower yields. Total interest earning assets increased to $2,327.9 million for the first six months of 2012 compared to $2,227.0 million in the prior year period. The tax-equivalent yield on interest-earning assets was 4.59% for the first quarter of 2012 compared to 4.54% for the corresponding 2011 period.

Interest earned on the loan portfolio increased to $39.7 million for the first six months of 2012 from $35.3 million in the prior year period. Average loan balances amounted to $1,478.5 million for the first six months of 2012, an increase of $189.0 million from an average of $1,289.5 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $5.5 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.54% for the first six months of 2012 from 5.71% for the corresponding 2011 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $12.6 million for the first six months of 2012 from $14.0 million in the corresponding 2011 period. Average outstandings decreased to $784.4 million (33.7% of average earning assets) for the first six months of 2012 from $882.6 million (39.6% of average earning assets) in the first six months of 2011. The average yield on investment securities increased to 3.22% for the first six months of 2012 from 3.16% in the corresponding 2011 period. The decrease in balances and increase in yield reflect the Company’s decision to replace a portion of medium term (approximate 5 year original maturities), lower yielding U.S. Government Agency Securities that were called by the issuer with longer term (approximate 10-15 year original maturities) U.S. Government Agency securities having approximately the same or slightly higher yield thereby maintaining a pool of pledgable collateral. Management’s Asset/Liability strategy continues to be designed to maintain a portfolio of corporate securities with a relatively short-term average life positioning the Company for higher interest rates in future periods. This strategy was implemented through the sale of available for sale securities, principally longer dated corporate securities and selected obligations of states and political subdivisions with longer average lives.

Total interest expense decreased by $0.9 million for the first six months of 2012 from $6.5 million for the corresponding 2011 period, due to the impact of lower balances and rates paid for interest-bearing liabilities.

Interest expense on deposits decreased to $3.4 million for the first six months of 2012 from $4.1 million for the corresponding 2011 period, due to decreases in the cost of those funds, coupled with the impact of change in the mix. The average rate paid on interest-bearing deposits was 0.55%, which was 12 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,234.2 million for the first six months of 2012 compared to $1,239.7 million for the prior year period.

Interest expense on borrowings decreased to $2.2 million for the first six months of 2012 from $2.4 million for the corresponding 2011 period, primarily due to lower average balances. Average borrowings decreased to $216.4 million for the first six months of 2012 from $241.4 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 48), the provision for loan losses for the first six months of 2012 was $5.8 million, compared to $6.0 million in the prior year period. Factors affecting the provision for the first six months of 2012 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of June 30, 2012, the allowance for loan losses increased $1.1 million from $20.0 million at December 31, 2011, primarily due to an increase in the level of special mention and substandard loans partially offset by a lower level of nonaccrual loans, primarily in the equipment finance portfolio.

Noninterest Income

Noninterest income decreased to $21.1 million for the first six months of 2012 from $21.4 million in the corresponding 2011 period. The decrease principally resulted from lower accounts receivable management/factoring commissions and other related fees and security gains partially offset by higher mortgage banking income. Noninterest income was negatively impacted by the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product. Accounts receivable management/factoring commissions and other related fees was also negatively impacted by the level and mix of sales volume and by lower trade finance volume. Mortgage banking income increased principally due to higher volume of loans sold.

Noninterest Expense

Noninterest expenses were $47.0 million for the first six months of 2012, compared to $45.9 million for the prior year period. Higher compensation reflecting the Company’s continued investment in the franchise and professional fees, were partially offset by reductions in deposit insurance premiums.

Provision for Income Taxes

Reflecting an increase in pre-tax income of $2.9 million, the provision for income taxes for the first six months of 2012 was $4.2 million, reflecting an effective tax rate of 30.6%, compared with $2.9 million for the first six months of 2011, reflecting an effective tax rate of 26.7%. The increase in the effective tax rate was primarily due to a higher level of pre-tax income in the 2012 period compared to the 2011 period.

BALANCE SHEET ANALYSIS

Securities

At June 30, 2012, the Company’s portfolio of securities totaled $727.4 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $276.0 million, which is approximately 37.9% of the total portfolio. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it expects to receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $16.7 million and $0.1 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is related to either interest rates or market conditions and therefore temporary. Available for sale securities included gross unrealized gains of $4.2 million and gross unrealized losses of $2.9 million. As of June 30, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table on page 9 and management believes that it is not more likely than not that the Company would be required to sell any such securities before a recovery of cost.

In connection with an asset-liability management strategy described under Net Interest Income on page 42, during the second quarter 2012, the Company sold approximately $47.2 million of securities with a weighted average life of about 1.9 years. A significant portion of the proceeds was used to fund loan growth.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

June 30, 2012	Weighted Average Life		Weighted Average Yield
	AFS	HTM	AFS		HTM
Residential mortgage-backed securities	2.0 Years	3.2 Years	1.34%		4.50%
Agency notes (with original call dates ranging between 3 and 36 months)	2.0 Years	4.1 Years	1.33%		1.48%
Corporate debt securities	1.4 Years	—	2.11%		—%
Obligations of state and political subdivisions – New York Bank Qualified	5.5 Years	6.2 Years	5.75%	[1]	5.80%[1]

[1] tax equivalent

The following table sets forth the composition of the Company's investment securities by type, with related values:

	June 30, 2012		December 31, 2011
		% of		% of
	Balances	Total	Balances	Total

U.S. Treasury securities	$5,989	0.82%	$—	—%

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National
Mortgage Association)	2,784	0.38	3,942	0.58
CMOs (Federal Home Loan
Mortgage Corporation)	32,242	4.43	28,213	4.16
CMOs (Government National
Mortgage Association)	4,755	0.65	5,667	0.84
Federal National Mortgage
Association	41,184	5.66	49,148	7.25
Federal Home Loan Mortgage
Corporation	18,762	2.58	23,719	3.50
Government National Mortgage
Association	3,825	0.53	4,230	0.62
Total residential mortgage-backed securities	103,552	14.23	114,919	16.95

Agency notes
Federal National Mortgage
Association	63,678	8.76	105,482	15.56
Federal Home Loan Bank	68,709	9.45	45,094	6.65
Federal Home Loan Mortgage
Corporation	40,071	5.51	35,374	5.22
Federal Farm Credit Bank	—	—	251	0.04
Total obligations of U.S. government corporations and government sponsored enterprises	276,010	37.95	301,120	44.42

Obligations of state and political institutions-New York Bank Qualified	156,029	21.45	160,503	23.68
Single-issuer, trust preferred securities	31,815	4.37	27,059	3.99
Other preferred securities	5,339	0.74	—	—
Corporate debt securities	235,218	32.34	173,307	25.57
Equity and other securities	16,978	2.33	15,882	2.34
Total	$727,378	100.00%	$677,871	100.00%

Loan Portfolio

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. Approximately 66.1% of loans are to borrowers located in the New York metropolitan area.

The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 48.5% of all loans. Loans in this category are typically made to small- and medium-sized businesses, primarily located in the New York metropolitan area, and range between $250 thousand and $15 million. The Company’s real estate mortgage portfolio, which represents approximately 22.8% of all loans, is comprised of mortgages secured by real property located principally in the New York metropolitan area. The Company’s leasing portfolio, which consists of finance leases, to lessees primarily located in the New York metropolitan area for various types of business equipment, represents approximately 9.7% of all loans. Primarily as the result of the Company’s new mortgage warehouse lending product, loans to nondepository financial institutions, primarily located in the New York metropolitan area, represent 18.2% of all loans. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30, 2012		December 31, 2011
	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$616,322	38.62%	$624,124	41.15%
Loans to nondepository financial institutions	290,544	18.21	246,587	16.26
Factored receivables	157,506	9.87	171,831	11.33
Equipment financing receivables	154,685	9.69	150,782	9.94
Real estate—residential mortgage
Portfolio	172,659	10.82	170,153	11.22
HFS	30,287	1.90	43,372	2.86
Real estate—commercial mortgage	148,694	9.32	85,825	5.66
Real estate—construction	12,833	0.80	13,621	0.90
Loans to individuals	12,337	0.77	10,376	0.68
Loans to depository institutions	—	—	10	—
Loans, net of unearned discounts	$1,595,867	100.00%	$1,516,681	100.00%

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

While the domestic economy continued to show moderate improvement during the 2012 second quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country. Nonaccrual loans decreased by $0.8 million at June 30, 2012 compared to December 31, 2011, primarily reflecting a $0.7 million decrease in real estate – commercial mortgage loans and a $0.3 million decrease in commercial and industrial loans, partially offset by a $0.3 million increase in real estate – residential mortgage loans. Net charge-offs for the second quarter of 2012 were $1.7 million, compared to $2.5 million for the corresponding 2011 period, reflecting lower net charge-offs of $1.0 million in equipment financing receivables and $0.7 million in commercial and industrial loans, partially offset by higher net charge-offs of $0.7 million in real estate – commercial mortgage loans and $0.1 million in real estate – residential mortgage loans. Nevertheless, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	June 30, 2012	December 31, 2011
Gross loans	$1,613,501	$1,534,779
Nonaccrual loans
Commercial and industrial	$504	$834
Factored receivables	—	—
Equipment financing receivables	376	370
Real estate-residential mortgage	2,268	1,991
Real estate-commercial mortgage	2,453	3,124
Real estate-construction and land development	—	—
Loans to individuals	—	39
Total nonaccrual loans	$5,601	$6,358

Other real estate owned	1,547	1,929
Total non-performing assets	$7,148	$8,287

Loans past due 90 days or more and still accruing	$664	$165

At June 30, 2012, commercial and industrial nonaccruals represented 0.08% of commercial and industrial loans. There were 3 loans ranging between $26 thousand and $450 thousand made to borrowers located in 2 states.

At June 30, 2012, equipment financing nonaccruals represented 0.22% of lease financing receivables. The lessees of the equipment are located in 7 states. There were 9 leases ranging between approximately $5.9 thousand and $95.8 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged-off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At June 30, 2012, residential real estate nonaccruals represented 1.31% of residential real estate loans held in portfolio. There were 16 loans ranging between approximately $8.3 thousand and $658.0 thousand secured by properties located in 4 states.

At June 30, 2012, commercial real estate nonaccruals represented 1.65% of commercial mortgage real estate loans. There were 2 loans for $745.3 thousand and $1.7 million, respectively, secured by properties located in New York State.

At June 30, 2012, other real estate owned consisted of 8 properties with values ranging between $6.0 thousand to $554.6 thousand located in 4 states.

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

At June 30, 2012, the ratio of the allowance to loans held in portfolio, net unearned discounts, was 1.35% and the allowance was $21.1 million. Loans 90 days past due and still accruing amounted to $664 thousand. At such date, the Company’s nonaccrual loans amounted to $5.6 million; $3.6 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totalling $0.6 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of June 30, 2012. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses different from the provision taken in the first six months of 2012. Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- at June 30, 2012 and 2011, respectively.

The following table sets forth certain information with respect to the Company's loan loss experience:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Average loans held in portfolio, net of unearned discounts, during period	$1,483,436	$1,301,005	$1,444,353	$1,264,853

Allowance for loan losses:
Balance at beginning of period	$20,105	$18,040	$20,029	$18,238

Charge-offs:
Commercial and industrial	140	719	2,009	888
Lease financing receivables	731	2,329	1,833	6,105
Factored receivables	223	36	340	168
Real estate - residential mortgage	326	210	416	458
Real estate - commercial mortgage	671	—	671	—
Real estate - construction and land development	—	—	—	—
Loans to individuals	—	—	87	—
Total charge-offs	2,091	3,294	5,356	7,619

Recoveries:
Commercial and industrial	117	10	151	30
Lease financing receivables	223	773	561	1,696
Factored receivables	45	11	51	32
Real estate - residential mortgage	1	—	2	163
Real estate - commercial mortgage	—	—	—	—
Real estate - construction and land development	—	—	—	—
Loans to individuals	7	—	10	—
Total recoveries	393	794	775	1,921

Subtract:
Net charge-offs	1,698	2,500	4,581	5,698

Provision for loan losses	2,750	3,000	5,750	6,000

Less losses on transfers to other real estate owned	22	5	63	5

Balance at end of period	$21,135	$18,535	$21,135	$18,535

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.46%	0.77%	0.63%	0.90%

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

	June 30,		December 31,
	2012		2011
		% of		% of
		loans		loans
		in each		in each
		category		category
		to total		to total
		loans		loans
		held in		held in
	Amount	portfolio	Amount	portfolio

Domestic

Commercial and industrial	$7,644	39.37%	$7,647	42.36%
Loans to depository institutions	—	—	—	—
Loans to nondepository financial institutions	1,627	18.56	1,369	16.74
Factored receivables	1,509	10.06	1,450	11.66
Equipment financing receivables	3,533	9.88	3,515	10.24
Real estate - residential mortgage	3,956	11.03	3,490	11.55
Real estate - commercial mortgage	2,382	9.49	2,151	5.83
Real estate - construction and land development	150	0.82	165	0.92
Loans to individuals	141	0.79	104	0.70
Unallocated	193	—	138	—
Total	$21,135	100.00%	$20,029	100.00%

As of June 30, 2012, the allowance for loan losses increased $1.1 million from $20.0 million at December 31, 2011, primarily due to an increase in the allowance allocated to real estate residential mortgage ($0.5 million), loans to nondepository financial institutions ($0.3 million) and real estate commercial mortgage ($0.2 million). The allowance allocated to real estate residential mortgage increased primarily due to higher nonaccrual loan balances. The increases in the allowance allocated to loans to nondepository financial institutions and real estate commercial mortgage were primarily due to higher loan balances in those categories.

Deposits

A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally, certificates of deposit).

The following table provides certain information with respect to the Company’s deposits; there were no foreign deposits at either date:

	June 30, 2012		December 31, 2011
	Balances	% of Total	Balances	% of Total

Demand	$786,359	38.49%	$765,800	38.50%
NOW	202,265	9.90	177,495	8.93
Savings	22,212	1.09	18,566	0.93
Money Market	414,393	20.28	369,362	18.57
Time deposits	617,817	30.24	657,848	33.07
Total deposits	$2,043,046	100.00%	$1,989,071	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented beginning on page 56.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 60. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the parent company. At June 30, 2012, the parent company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

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

In June 2012, our primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including parent company and the bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel I.” One of the 2012 Capital Proposals (the “Basel III Proposal”) deals with the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) deals with risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 and January 1, 2015, respectively.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Basel III Proposal

The Basel III Proposal is generally consistent with the final Basel III capital framework, as described in our Annual Report on Form 10-K under “Item 1. Business—Supervision and Regulation—Capital Adequacy.” Although the Basel III Proposal does not specify an effective date or implementation date, it contemplates that implementation will coincide with the international Basel III implementation schedule, which commences on January 1, 2013.

In addition to the requirements of the Basel III final capital framework, the Basel III Proposal, among other things requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016, consistent with Section 171 of the Dodd-Frank Act.

With respect to the bank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, including by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well capitalized.

Standardized Approach Proposal

The federal banking agencies in 2008 proposed, as an option for banking institutions that are not subject to the advanced risk-weighting approaches of Basel II, an approach based upon the Basel II standardized risk-weighting approach, but the agencies never proceeded with it. The Standardized Approach Proposal expands upon the initial U.S. Basel II approach from 2008 but would be mandatory and, because of Dodd-Frank’s prohibition on the use of credit ratings, would substitute non-ratings-based alternatives for Basel II’s heavy reliance on credit ratings.

This proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Specifics include:

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
•	for residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases)
•	assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;
•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);
•	providing for a 100% risk weight for claims on securities firms; and
•	eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Standardized Approach Proposal also provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management is currently evaluating the potential impact the parent company and the bank of all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934,as amended (the “Exchange Act”). These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements we may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements and we make no commitment to update or revise forward-looking statements in order to reflect new information, subsequent events or changes in expectations.

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

STERLING BANCORP AND SUBSIDIARIES

Average Balance Sheets [1]

Three Months Ended June 30,

(Unaudited)

	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-bearing deposits with other banks	$35,962	$18	0.20%	$39,502	$22	0.23%

Investment Securities
Available for sale - taxable	398,737	2,465	2.47	419,513	2,558	2.44
Held to maturity - taxable	249,691	1,441	2.31	347,142	2,170	2.50
Tax-exempt [2]	155,561	2,431	6.25	156,130	2,428	6.22
Total investment securities	803,989	6,337	3.15	922,785	7,156	3.10
FRB and FHLB stock [2]	8,405	136	6.46	8,736	145	6.63

Loans, net of unearned discounts [3]	1,515,099	20,044	5.39	1,324,237	18,110	5.61

TOTAL INTEREST-EARNING ASSETS	2,363,455	26,535	4.52%	2,295,260	25,433	4.48%

Cash and due from banks	36,644			38,479
Allowance for loan losses	(21,678)			(19,330)
Goodwill	22,901			22,901
Other assets	132,117			132,375

TOTAL ASSETS	$2,533,439			$2,469,685

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Domestic
Savings	$20,812	1	0.02%	$17,916	3	0.05%
NOW	212,453	64	0.12	209,021	102	0.20
Money market	414,279	593	0.58	357,904	595	0.67
Time	610,651	1,012	0.67	712,431	1,382	0.78
Total interest-bearing deposits	1,258,195	1,670	0.53	1,297,272	2,082	0.64

Borrowings
Securities sold under agreements to repurchase - customers	42,151	38	0.36	44,691	52	0.47
Securities sold under agreements to repurchase - dealers	5,604	15	1.04	5,744	17	1.15
Federal funds purchased	11,592	6	0.20	24,978	7	0.12
Commercial paper	15,306	10	0.29	14,123	10	0.30
Short-term borrowings - other	—	—	—	4,579	1	0.12
Advances - FHLB	122,181	518	1.70	128,577	500	1.56
Long-term borrowings - sub debt	25,774	524	8.38	25,774	524	8.38
Total borrowings	222,608	1,111	2.01	248,466	1,111	1.80

TOTAL INTEREST-BEARING LIABILITIES	1,480,803	2,781	0.75%	1,545,738	3,193	0.83%

Noninterest-bearing deposits	767,170			553,516
Total including noninterest-bearing demand deposits	2,247,973	2,781	0.51%	2,099,254	3,193	0.61%
Other liabilities	59,932			140,563
Total liabilities	2,307,905			2,239,817

Shareholders' equity	225,534			229,868
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$2,533,439			$2,469,685

Net interest income/spread		23,754	3.77%		22,240	3.65%

Net yield on interest-earning assets (margin)			4.04%			3.90%

Less: Tax equivalent adjustment		852			852

Net interest income		$22,902			$21,388

[1]	The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES

Average Balance Sheets [1]

Six Months Ended June 30,

(Unaudited)

	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-bearing deposits with other banks	$56,530	$64	0.23%	$46,010	$57	0.25%

Investment Securities
Available for sale - taxable	362,549	4,636	2.56	394,396	4,746	2.41
Held to maturity - taxable	265,034	3,074	2.32	331,716	4,357	2.63
Tax-exempt [2]	156,790	4,898	6.25	156,497	4,852	6.20
Total investment securities	784,373	12,608	3.22	882,609	13,955	3.16
FRB and FHLB stock [2]	8,440	217	5.13	8,938	168	3.76
Loans, net of unearned discounts [3]	1,478,535	39,730	5.54	1,289,482	35,285	5.71

TOTAL INTEREST-EARNING ASSETS	2,327,878	52,619	4.59%	2,227,039	49,465	4.54%

Cash and due from banks	37,125			37,712
Allowance for loan losses	(21,631)			(19,572)
Goodwill	22,901			22,901
Other assets	130,471			129,169

TOTAL ASSETS	$2,496,744			$2,397,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Domestic
Savings	$19,889	2	0.02%	$18,935	5	0.05%
NOW	217,081	143	0.13	207,414	173	0.17
Money market	397,565	1,157	0.59	350,082	1,222	0.70
Time	599,646	2,075	0.70	663,281	2,742	0.83
Total interest-bearing deposits	1,234,181	3,377	0.55	1,239,712	4,142	0.67

Borrowings
Securities sold under agreements to repurchase - customers	40,962	74	0.36	42,989	100	0.47
Securities sold under agreements to repurchase - dealers	5,302	31	1.16	5,374	33	1.21
Federal funds purchased	7,032	7	0.19	14,961	9	0.12
Commercial paper	14,943	21	0.29	14,885	22	0.30
Short-term borrowings - other	—	—	—	3,590	1	0.08
Advances - FHLB	122,337	1,037	1.70	133,868	1,164	1.75
Long-term borrowings - sub debt	25,774	1,047	8.38	25,774	1,047	8.38
Total borrowings	216,350	2,217	2.06	241,441	2,376	1.98

TOTAL INTEREST-BEARING LIABILITIES	1,450,531	5,594	0.78%	1,481,153	6,518	0.89%

Noninterest-bearing deposits	763,058			545,868
Total including noninterest-bearing demand deposits	2,213,589	5,594	0.53%	2,027,021	6,518	0.65%
Other liabilities	59,546			139,592
Total liabilities	2,273,135			2,166,613

Shareholders' equity	223,609			230,636
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,496,744			$2,397,249

Net interest income/spread		47,025	3.81%		42,947	3.65%

Net yield on interest-earning assets (margin)			4.09%			3.93%

Less: Tax equivalent adjustment		1,716			1,700

Net interest income		$45,309			$41,247

[1]	The average balances of assets, liabilities and shareholders' equity are computed on the basis of daily averages. Average rates are presented on a tax-equivalent basis. Certain reclassifications have been made to amounts for prior periods to conform to the current presentation.

[2]	Interest on tax-exempt securities is presented on a tax-equivalent basis.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES

Rate/Volume Analysis [1]

(Unaudited)

	Increase/(Decrease)
	Three Months Ended
	June 30, 2012 to June 30, 2011

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$(2)	$(2)	$(4)

Investment Securities
Available for sale - taxable	(124)	31	(93)
Held to maturity - taxable	(574)	(155)	(729)
Tax-exempt [2]	(9)	12	3
Total investment securities	(707)	(112)	(819)

FRB and FHLB stock	(5)	(4)	(9)

Loans, net of unearned discounts [3]	2,662	(728)	1,934

TOTAL INTEREST INCOME	$1,948	$(846)	$1,102

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(2)	$(2)
NOW	2	(40)	(38)
Money market	85	(87)	(2)
Time	(186)	(184)	(370)
Total interest-bearing deposits	(99)	(313)	(412)

Borrowings
Securities sold under agreements to repurchase - customers	(3)	(11)	(14)
Securities sold under agreements to repurchase - dealers	—	(2)	(2)
Federal funds purchased	(5)	4	(1)
Commercial paper	—	—	—
Short-term borrowings - other	(1)	—	(1)
Advances - FHLB	(26)	44	18
Long-term borrowings - sub debt	—	—	—
Total borrowings	(35)	35	—

TOTAL INTEREST EXPENSE	$(134)	$(278)	$(412)

NET INTEREST INCOME	$2,082	$(568)	$1,514

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for short-term borrowings-other has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES

Rate/Volume Analysis [1]

(Unaudited)

	Increase/(Decrease)
	Six Months Ended
	June 30, 2012 to June 30, 2011

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$12	$(5)	$7

Investment Securities
Available for sale - taxable	(385)	275	(110)
Held to maturity - taxable	(799)	(484)	(1,283)
Tax-exempt [2]	22	24	46
Total investment securities	(1,162)	(185)	(1,347)

FRB and FHLB stock	(9)	58	49

Loans, net of unearned discounts [3]	5,545	(1,100)	4,445

TOTAL INTEREST INCOME	$4,386	$(1,232)	$3,154

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$—	$(3)	$(3)
NOW	9	(39)	(30)
Money market	151	(216)	(65)
Time	(244)	(423)	(667)
Total interest-bearing deposits	(84)	(681)	(765)

Borrowings
Securities sold under agreements to repurchase - customers	(4)	(22)	(26)
Securities sold under agreements to repurchase - dealers	—	(2)	(2)
Federal funds purchased	(6)	4	(2)
Commercial paper	—	(1)	(1)
Short-term borrowings - other	(1)	—	(1)
Advances - FHLB	(94)	(33)	(127)
Long-term borrowings - sub debt	—	—	—
Total borrowings	(105)	(54)	(159)

TOTAL INTEREST EXPENSE	$(189)	$(735)	$(924)

NET INTEREST INCOME	$4,575	$(497)	$4,078

[1]	This table is presented on a tax-equivalent basis.

[2]	Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for short-term borrowings-other has been allocated entirely to the volume variance. The effect of the extra day in 2012 has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES

Regulatory Capital and Ratios

Ratios and Minimums

			For Capital		To Be Well
	Actual		Adequacy Minimum		Capitalized
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk-Weighted Assets):
The Company	$262,364	12.89%	$162,838	8.00%	$203,548	10.00%
The bank	247,607	12.25	161,764	8.00	202,205	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	240,449	11.81	81,419	4.00	122,129	6.00
The bank	225,692	11.16	80,882	4.00	121,323	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	240,449	9.58	100,419	4.00	125,523	5.00
The bank	225,692	9.06	99,666	4.00	124,583	5.00

As of December 31, 2011
Total Capital(to Risk-Weighted Assets):
The Company	$256,526	13.71%	$149,738	8.00%	$187,173	10.00%
The bank	234,737	12.63	148,732	8.00	185,915	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	235,947	12.61	74,869	4.00	112,304	6.00
The bank	214,159	11.52	74,366	4.00	111,549	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	235,947	9.02	104,593	4.00	130,741	5.00
The bank	214,159	8.30	103,148	4.00	128,935	5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. For the six months ended June 30, 2012, the Company did not hold any instrument entered into for trading purposes.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2012, presented on page 64, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of June 30, 2012, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2011, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.4% ($2.8 million) and a 5.0% ($6.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.8% ($0.9 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2011 was considered to be remote given then-current interest rate levels. As of June 30, 2012, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.4% ($2.9 million) and a 4.6% ($5.6 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.7% ($0.8 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2012 was considered to be remote given then-current interest rate levels.

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

At June 30, 2012, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $13.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $40.2 million. The parent company also has back-up credit lines with banks of $19.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2012:

	Payments Due by Period
Contractual obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$147,776	$21,410	$592	$100,000	$25,774
Operating Leases	42,600	3,925	9,639	7,853	21,183
Total Contractual Cash Obligations	$190,376	$25,335	$10,231	$107,853	$46,957

(1) Based on contractual maturity dates.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of

June 30, 2012:

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$64,981	$64,981	$—	$—	$—
Commercial Loans	22,055	20,281	1,774	—	—
Total Loans	87,036	85,262	1,774	—	—
Standby Letters of Credit	25,052	21,732	3,320	—	—
Other Commercial Commitments	53,248	53,141	—	—	107

Total Commercial Commitments	$165,336	$160,135	$5,094	$—	$107

INFORMATION AVAILABLE ON OUR WEB SITE

Our investor relations our web site is located at www.sterlingbancorp.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$39,517	$—	$—	$—	$—	$—	$39,517
Investment securities	114,614	147,804	190,921	40,955	233,084	—	727,378
Commercial and industrial loans	478,334	38,404	100,291	657	910	(2,274)	616,322
Lease financing receivables	470	8,720	156,062	4,644	—	(15,211)	154,685
Factored receivables	157,655	—	—	—	—	(149)	157,506
Real estate-residential mortgage	53,908	43,907	39,002	35,971	30,158	—	202,946
Real estate-commercial mortgage	9,004	26,329	87,078	24,687	1,596	—	148,694
Real estate-construction and land development	4,489	8,344	—	—	—	—	12,833
Loans to individuals	8,648	658	2,806	225	—	—	12,337
Loans to nondepository financial institutions	255,611	25,842	9,037	—	54	—	290,544
Noninterest-earning assets & allowance for loan losses	—	—	—	—	—	188,934	188,934
Total Assets	1,122,250	300,008	585,197	107,139	265,802	171,300	2,551,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings [1]	—	—	22,212	—	—	—	22,212
NOW [1]	—	—	202,265	—	—	—	202,265
Money market [1]	267,745	—	146,648	—	—	—	414,393
Time	197,801	353,430	66,586	—	—	—	617,817
Securities sold under agreement to repurchase - customers	43,199	—	—	—	—	—	43,199
Federal funds purchased	5,000	—	—	—	—	—	5,000
Commercial paper	12,455	—	—	—	—	—	12,455
Advances - FHLB	120,368	1,043	591	—	—	—	122,002
Long-term borrowings - subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities & shareholders' equity	—	—	—	—	—	1,086,579	1,086,579

Total Liabilities and Shareholders' Equity	646,568	354,473	438,302	—	25,774	1,086,579	2,551,696

Net Interest Rate Sensitivity Gap	$475,682	$(54,465)	$146,895	$107,139	$240,028	$(915,279)	$—

Cumulative Gap June 30, 2012	$475,682	$421,217	$568,112	$675,251	$915,279	$—	$—

Cumulative Gap June 30, 2011 [2]	$362,533	$202,561	$313,712	$464,017	$784,784	$—	$—

Cumulative Gap December 31, 2011 [2]	$425,764	$399,400	$478,582	$602,894	$901,522	$—	$—

[1]	Historically, balances in non-maturity deposit accounts have remained relatively stable despite changes in levels of interest rates. Balances are shown in repricing periods based on management's historical repricing practices and run-off experience.

[2]	Certain reclassifications have been made to conform to the current presentation.

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the first six months of 2012. At June 30, 2012, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

The Board of Directors initially authorized the repurchase of common shares in 1997 and since then has approved increases in the number of common shares that the Company is authorized to repurchase. The latest increase was announced on August 16, 2007, when the Board of Directors increased the Company’s authority to repurchase common shares by an additional 800,000 shares.

Item 5. Other Information

On May 3, 2012, Sterling Bancorp (the “Company”) held its Annual Shareholders Meeting (the “Meeting”). In view of the voting at the meeting, the Board of Directors of the Company has determined that the advisory vote on executive compensation will be submitted to shareholders on an annual basis until the next required advisory vote on the frequency of stockholder votes on executive compensation.

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

STERLING BANCORP
(Registrant)

Date: August 7, 2012	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman and Chief Executive Officer

Date: August 7, 2012	/s/ John W. Tietjen
John W. Tietjen
Executive Vice President and
Chief Financial Officer

STERLING BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

11	Statement re: Computation of Per Share Earnings	69

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).	70

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).	71

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	72

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	73

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

