Form 10-Q
period 2012-09-30
STERLING BANCORP
filed 2012-11-08
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-5273-1

Sterling Bancorp
(Exact name of registrant as specified in its charter)

New York	13-2565216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

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
☐ Yes    ☒    No

As of October 31, 2012 there were 30,955,796 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Financial Statements (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Overview	41
	Income Statement Analysis	42
	Balance Sheet Analysis	46
	Capital	53
	Recently Issued Accounting Pronouncements	55
	Cautionary Statement Regarding Forward-Looking Statements	55
	Average Balance Sheets	56
	Rate/Volume Analysis	58
	Regulatory Capital and Ratios	60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Asset/Liability Management	61
	Information Available on Our Web Site	63
	Interest Rate Sensitivity	64

Item 4.	Controls and Procedures	65

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 6.	Exhibits	66

SIGNATURES		67

EXHIBITS INDEX

Exhibit 11	Statement Re: Computation of Per Share Earnings	69
Exhibit 31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a)	70
Exhibit 31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a)	71
Exhibit 32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	72
Exhibit 32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	73
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$33,872	$31,046
Interest-bearing deposits with other banks	149,592	126,448

Securities available for sale (at estimated fair value; pledged: $171,258 in 2012 and $146,429 in 2011)	310,022	270,014
Securities held to maturity (pledged: $124,460 in 2012 and $206,282 in 2011) (estimated fair value: $408,472 in 2012 and $425,775 in 2011)	389,779	407,857
Total investment securities	699,801	677,871

Loans held for sale, net	51,551	43,372
Loans held in portfolio, net of unearned discounts	1,625,415	1,473,309
Less allowance for loan losses	22,154	20,029
Loans, net	1,603,261	1,453,280

Federal Reserve and Federal Home Loan Bank stock, at cost	7,478	8,486
Customers' liability under acceptances	33	4
Goodwill	22,901	22,901
Premises and equipment, net	23,154	23,625
Other real estate	1,595	1,929
Accrued interest receivable	8,474	6,838
Cash surrender value of life insurance policies	54,144	53,446
Other assets	43,869	44,051
Total assets	$2,699,725	$2,493,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$831,281	$765,800
Savings, NOW and money market deposits	667,517	565,423
Time deposits	726,556	657,848
Total deposits	2,225,354	1,989,071

Securities sold under agreements to repurchase - customers	37,314	47,313
Securities sold under agreements to repurchase - dealers	-	5,000
Commercial paper	12,545	13,485
Advances - FHLB	101,634	122,733
Long-term borrowings - subordinated debentures	25,774	25,774
Total borrowings	177,267	214,305

Acceptances outstanding	33	4
Accrued interest payable	701	1,064
Accrued expenses and other liabilities	62,934	68,032
Total liabilities	2,466,289	2,272,476

Shareholders' equity
Common stock, $1 par value. Authorized 50,000,000 shares; issued 35,263,768 and 35,225,110 shares, respectively	35,264	35,225
Capital surplus	271,480	270,869
Retained earnings	21,991	15,523
Accumulated other comprehensive loss	(8,644)	(14,216)
Common shares in treasury at cost, 4,307,972 and 4,300,278 shares, respectively	(86,655)	(86,580)
Total shareholders' equity	233,436	220,821
Total liabilities and shareholders' equity	$2,699,725	$2,493,297

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans	$21,494	$19,721	$61,224	$55,006
Investment securities
Available for sale	2,206	2,742	7,226	8,120
Held to maturity	2,710	3,351	8,584	10,230
FRB and FHLB stock	67	75	282	241
Deposits with other banks	33	35	97	92
Total interest income	26,510	25,924	77,413	73,689

INTEREST EXPENSE
Deposits
Savings, NOW and money market	629	752	1,931	2,152
Time	1,053	1,470	3,128	4,212
Short-term borrowings	56	79	189	244
Advances - FHLB	457	483	1,494	1,647
Long-term borrowings - subordinated debentures	523	523	1,570	1,570
Total interest expense	2,718	3,307	8,312	9,825
Net interest income	23,792	22,617	69,101	63,864
Provision for loan losses	2,000	3,000	7,750	9,000
Net interest income after provision for loan losses	21,792	19,617	61,351	54,864

NONINTEREST INCOME
Accounts receivable management/factoring commissions and other related fees	5,251	5,974	15,184	16,811
Mortgage banking income	2,569	1,493	7,298	5,268
Service charges on deposit accounts	1,444	1,445	4,472	4,248
Securities gains, net	282	605	1,490	2,234
Other income	968	1,197	3,192	3,562
Total noninterest income	10,514	10,714	31,636	32,123

NONINTEREST EXPENSE
Salaries and employee benefits	15,028	14,433	44,834	43,158
Occupancy and equipment expenses, net	3,429	3,069	10,045	9,857
Deposit insurance	544	374	1,668	2,204
Professional fees	1,083	1,741	3,494	3,448
Other expenses	4,400	4,153	11,474	11,002
Total noninterest expenses	24,484	23,770	71,515	69,669
Income before income taxes	7,822	6,561	21,472	17,318
Provision for income taxes	2,481	2,191	6,656	5,060
Net income	5,341	4,370	14,816	12,258
Dividends on preferred shares and accretion	-	-	-	833
Accelerated accretion from redemption of preferred shares	-	-	-	1,241
Net income available to common shareholders	$5,341	$4,370	$14,816	$10,184

Average number of common shares outstanding
Basic	30,844,341	30,789,539	30,818,531	29,375,816
Diluted	30,844,341	30,789,539	30,818,531	29,375,816

Net income available to common shareholders, per average common share
Basic	$0.17	$0.14	$0.48	$0.35
Diluted	0.17	0.14	0.48	0.35

Dividends per common share	0.09	0.09	0.27	0.27

See Notes to Consolidated Financial Statements.

 STERLING BANCORP AND SUBSIDIARIES
 Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)
 (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$5,341	$4,370	$14,816	$12,258

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	2,392	(2,465)	4,739	(873)

Reclassification adjustment for securities' gains included in net income	(156)	(330)	(827)	(1,220)

Reclassification adjustment for amortization of:
Prior service cost	4	9	16	26
Net actuarial losses	627	487	1,644	1,266
Other comprehensive income (loss)	2,867	(2,299)	5,572	(801)
Comprehensive income	$8,208	$2,071	$20,388	$11,457

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Preferred Stock
Balance at January 1,	$-	$40,602
Discount accretion	-	157
Redemption	-	(42,000)
Accelerated accretion	-	1,241
Balance at September 30,	$-	$-

Common Stock
Balance at January 1,	$35,225	$31,139
Common shares issued	39	4,025
Restricted shares issued	-	61
Balance at September 30,	$35,264	$35,225

Warrants to Purchase Common Stock
Balance at January 1,	$-	$2,615
Repurchase of warrants	-	(2,615)
Balance at September 30,	$-	$-

Capital Surplus
Balance at January 1,	$270,869	$236,437
Common shares issued	336	32,429
Restricted shares issued	-	(61)
Repurchase of warrants	-	1,670
Stock option compensation and restricted stock expense	275	287
Balance at September 30,	$271,480	$270,762

Retained Earnings
Balance at January 1,	$15,523	$11,392
Net income	14,816	12,258
Cash dividends paid - preferred shares	-	(945)
Cash dividends paid - common shares	(8,348)	(8,341)
Discount accretion on series A preferred stock	-	(157)
Accelerated accretion - preferred shares	-	(1,241)
Balance at September 30,	$21,991	$12,966

Accumulated Other Comprehensive Loss
Balance at January 1,	$(14,216)	$(12,887)
Other comprehensive income (loss), net of tax	5,572	(801)
Balance at September 30,	$(8,644)	$(13,688)

Treasury Stock
Balance at January 1,	$(86,580)	$(86,556)
Surrender of shares issued under stock incentive plan	(75)	(24)
Balance at September 30,	$(86,655)	$(86,580)

Total Shareholders' Equity
Balance at January 1,	$220,821	$222,742
Net changes during the period	12,615	(4,057)
Balance at September 30,	$233,436	$218,685

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net Income	$14,816	$12,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,750	9,000
Depreciation and amortization of premises and equipment	2,738	2,364
Securities gains, net	(1,490)	(2,234)
Gains from life insurance policies, net	(591)	(433)
Deferred income tax benefit	(2,465)	(1,350)
Proceeds from sale of loans	384,792	282,492
Gains on sales of loans, net	(7,333)	(5,271)
Originations of loans held for sale	(387,514)	(269,050)
Amortization of premiums on securities	6,317	7,271
Accretion of discounts on securities	(509)	(310)
Increase in accrued interest receivable	(1,636)	(499)
Decrease in accrued interest payable	(363)	(233)
(Decrease) Increase in accrued expenses and other liabilities	(2,182)	8,880
Increase in other assets	(1,244)	(1,403)
Loss on other real estate owned	75	-
Net cash provided by operating activities	11,161	41,482
Investing Activities
Purchase of premises and equipment	(2,246)	(10,618)
Net increase in interest-bearing deposits with other banks	(23,144)	(146,129)
Net increase in loans held in portfolio	(145,143)	(111,810)
Net increase in short-term factored receivables	(11,014)	(45,861)
Proceeds from sale of other real estate	505	143
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	30,975	36,806
Purchases of securities - held to maturity	(238,447)	(278,744)
Proceeds from calls of securities - held to maturity	225,603	197,500
Proceeds from prepayments, redemptions or maturities of securities - available for sale	387,695	223,754
Purchases of securities - available for sale	(591,224)	(398,961)
Proceeds from calls/sales of securities - available for sale	166,200	228,658
Proceeds from redemptions or maturities of FHLB & FRB stock	1,233	1,073
Purchases of FHLB & FRB stock	(225)	(210)
Net cash used in investing activities	(199,232)	(304,399)
Financing Activities
Net increase in noninterest-bearing demand deposits	65,481	23,960
Net increase in savings, NOW and money market deposits	102,094	44,842
Net increase in time deposits	68,708	231,229
Net decrease in Federal funds purchased	-	(15,000)
Net (decrease) increase in securities sold under agreements to repurchase	(14,999)	20,487
Net decrease in commercial paper and other short-term borrowings	(940)	(152)
Decrease in long-term borrowings	(21,099)	(21,078)
Proceeds from issuance of common stock	-	36,454
Cash dividends paid on preferred stock	-	(945)
Cash dividends paid on common stock	(8,348)	(8,341)
Net repayment redemption of preferred stock and common stock warrants	-	(42,945)
Net cash provided by financing activities	190,897	268,511
Net increase in cash and due from banks	2,826	5,594
Cash and due from banks - beginning of period	31,046	26,824
Cash and due from banks - end of period	$33,872	$32,418
Supplemental disclosures:
Interest paid	$8,675	$10,058
Income taxes paid	5,477	3,753
Loans held for sale transferred to portfolio	1,876	1,004
Loans transferred to other real estate	302	2,048
Due to brokers on purchases of securities - HTM	-	10,000

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

Basis of Presentation. The consolidated financial statements include the accounts of Sterling Bancorp and its subsidiaries, principally the bank, after elimination of intercompany transactions.  The consolidated financial statements as of and for the interim periods ended September 30, 2012 and 2011 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made.  Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation.  Throughout the notes, dollar amounts presented in tables are in thousands, except per share data.  The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$5,994	$-	$-	$5,994

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	23,874	50	64	23,860
CMOs (Government National Mortgage Association)	4,130	13	16	4,127
Federal National Mortgage Association	1,872	123	-	1,995
Federal Home Loan Mortgage Corporation	21	-	1	20
Government National Mortgage Association	90	-	-	90
Total residential mortgage-backed securities	29,987	186	81	30,092

Agency notes
Federal National Mortgage Association	200	-	-	200
Federal Home Loan Mortgage Corporation	75	5	-	80
Total obligations of U.S. government corporations and government sponsored enterprises	30,262	191	81	30,372

Obligations of state and political institutions-New York Bank Qualified	16,499	1,559	-	18,058
Single-issuer, trust preferred securities	30,761	699	42	31,418
Other preferred securities	8,328	47	9	8,366
Corporate debt securities	192,185	1,353	266	193,272
Equity and other securities	20,658	2,300	416	22,542
Total	$304,687	$6,149	$814	$310,022

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$21,642	$103	$6	$21,739
CMOs (Government National Mortgage Association)	5,666	12	11	5,667
Federal National Mortgage Association	2,137	74	-	2,211
Federal Home Loan Mortgage Corporation	38	-	1	37
Government National Mortgage Association	98	-	-	98
Total residential mortgage-backed securities	29,581	189	18	29,752

Agency notes
Federal National Mortgage Association	501	-	-	501
Federal Home Loan Bank	101	1	-	102
Federal Home Loan Mortgage Corporation	376	7	-	383
Federal Farm Credit Bank	251	-	-	251
Total obligations of U.S. government corporations and government sponsored enterprises	30,810	197	18	30,989

Obligations of state and political institutions-New York Bank Qualified	21,171	1,606	-	22,777
Single-issuer, trust preferred securities	28,506	214	1,661	27,059
Corporate debt securities	175,920	263	2,876	173,307
Equity and other securities	15,322	958	398	15,882
Total	$271,729	$3,238	$4,953	$270,014

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

 The following tables present information regarding securities held to maturity:

September 30, 2012	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,367	$108	$-	$2,475
CMOs (Federal Home Loan Mortgage Corporation)	4,107	175	-	4,282
Federal National Mortgage Association	35,905	3,285	-	39,190
Federal Home Loan Mortgage Corporation	17,330	1,424	-	18,754
Government National Mortgage Association	3,569	603	-	4,172
Total residential mortgage-backed securities	63,278	5,595	-	68,873

Agency notes
Federal National Mortgage Association	80,979	67	50	80,996
Federal Home Loan Bank	74,544	39	64	74,519
Federal Home Loan Mortgage Corporation	34,991	111	-	35,102
Total obligations of U.S. government corporations and government sponsored enterprises	253,792	5,812	114	259,490

Obligations of state and political institutions-New York Bank Qualified	135,987	12,996	1	148,982
Total	$389,779	$18,808	$115	$408,472

 STERLING BANCORP AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
 (Unaudited)

December 31, 2011	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,942	$192	$-	$4,134
CMOs (Federal Home Loan Mortgage Corporation)	6,474	305	-	6,779
Federal National Mortgage Association	46,937	3,777	-	50,714
Federal Home Loan Mortgage Corporation	23,682	1,669	-	25,351
Government National Mortgage Association	4,132	603	-	4,735
Total residential mortgage-backed securities	85,167	6,546	-	91,713

Agency notes
Federal National Mortgage Association	104,981	203	-	105,184
Federal Home Loan Bank	44,992	34	-	45,026
Federal Home Loan Mortgage Corporation	34,991	49	9	35,031
Total obligations of U.S. government corporations and government sponsored enterprises	270,131	6,832	9	276,954

Obligations of state and political institutions-New York Bank Qualified	137,726	11,105	10	148,821
Total	$407,857	$17,937	$19	$425,775

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$12,354	$64	$-	$-	$12,354	$64
CMOs (Government National Mortgage Association)	2,264	16	-	-	2,264	16
Federal Home Loan Mortgage Corporation	-	-	20	1	20	1
Total obligations of U.S. government corporations and government sponsored enterprises	14,618	80	20	1	14,638	81

Single-issuer, trust preferred securities	311	2	1,098	40	1,409	42
Other preferred securities	5,212	9	-	-	5,212	9
Corporate debt securities	33,963	119	22,569	147	56,532	266
Equity and other securities	1,925	260	1,353	156	3,278	416
Total	$56,029	$470	$25,040	$344	$81,069	$814

December 31, 2011

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$4,276	$6	$-	$-	$4,276	$6
CMOs (Government National Mortgage Association)	3,448	11	-	-	3,448	11
Federal Home Loan Mortgage Corporation	-	-	22	1	22	1
Total obligations of U.S. government corporations and government sponsored enterprises	7,724	17	22	1	7,746	18

Single-issuer, trust preferred securities	11,721	1,574	415	87	12,136	1,661
Corporate debt securities	139,972	1,937	10,607	939	150,579	2,876
Equity and other securities	2,974	398	-	-	2,974	398
Total	$162,391	$3,926	$11,044	$1,027	$173,435	$4,953

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$40,935	$50	$-	$-	$40,935	$50
Federal Home Loan Bank	19,936	64	-	-	19,936	64

Total obligations of U.S. government corporations and government sponsored enterprises	60,871	114	-	-	60,871	114

Obligations of state and political institutions-New York Bank Qualified	204	1	-	-	204	1
Total	$61,075	$115	$-	$-	$61,075	$115

December 31, 2011

Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal Home Loan Mortgage Corporation	$14,991	$9	$-	$-	$14,991	$9

Total obligations of U.S. government corporations and government sponsored enterprises	14,991	9	-	-	14,991	9
Obligations of state and political institutions-New York Bank Qualified	736	9	289	1	1,025	10

Total	$15,727	$18	$289	$1	$16,016	$19

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at September 30, 2012:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes *	NA	$990	$1,051	$61

NPB Capital Trust II, 7.85%, due 9/30/2032	Yes *	NA	126	128	2

Allfirst Pfd Cap Trust, Floating Rate, due 7/15/2029, owned by M&T Bank Corporation	Yes *	BBB	379	387	8

BAC Capital Trust II, 7.00%, due 2/01/2032	Yes *	BB+	300	305	5

BAC Capital Trust IV, 5.875%, due 5/03/2033	Yes *	BB+	50	48	(2)

BAC Capital Trust V, 6.00%, due 11/03/2034	Yes *	BB+	2,238	2,239	1

BNY Capital Trust V, 5.95%, due 5/01/2033	Yes *	BBB	50	51	1

Capital One Cap VI, 8.875%, due 5/15/2040	Yes *	BB+	103	102	(1)

Citigroup Capital VII, 7.125%, due 7/31/2031	Yes *	BB	1,507	1,520	13

Citigroup Capital VIII, 6.95%, due 9/15/2031	Yes *	BB	246	252	6

Citigroup Capital IX, 6.00%, due 2/14/2033	Yes *	BB	2,885	2,994	109

Citigroup Capital X, 6.10%, due 9/30/2033	Yes *	BB	293	298	5

Citigroup Capital XVII, 6.35%, due 3/15/2067	Yes *	BB	46	62	16

First Tennessee Capital II, 6.30%, due 4/15/2034	Yes *	BB	3,497	3,534	37

Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes *	BB+	8,910	9,042	132

JP Morgan Chase Capital XIII, Floating Rate, due 9/30/2034	Yes *	BBB	757	764	7

JP Morgan Chase Capital XI, 5.875%, due 6/15/2033	Yes *	BBB	1,623	1,637	14

Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes *	BB+	1,044	1,112	68

Keycorp Capital II, 6.875%, due 3/17/2029	Yes *	BBB-	93	97	4

SunTrust Capital I, Floating Rate, due 5/15/2027	Yes *	BB+	727	760	33

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	21	21	-

Wells Fargo Capital Trust VII, 5.85%, due 5/01/2033	Yes *	BBB+	424	438	14

Wells Fargo Capital Trust VIII, 5.625%, due 8/01/2033	Yes *	BBB+	367	385	18

Wells Fargo Capital IX, 5.625%, due 4/08/2034	Yes *	BBB+	4,085	4,191	106
			$30,761	$31,418	$657

* TARP obligation was repaid prior to September 30, 2012.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company invests principally in obligations of U.S. government corporations and government sponsored enterprises, New York bank qualified obligations of state and political institutions, and corporate debt and equity securities.  The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes.  The Company determined that it is not more likely than not that the Company would be required to sell before anticipated recovery of the securities’ cost basis.

At September 30, 2012, approximately $124.7 million, representing approximately 17.8% of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (24 issuers), corporate debt (41 issuers), other preferred securities (3 issuers), and equity securities (13 issuers).  These investments may pose a higher risk of future impairment charges as a result of possible further deterioration of the U.S. economy.  The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary.  Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At September 30, 2012, the Company held 4 security positions of single-issuer, trust preferred securities issued by financial institutions, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months and are paying in accordance with their terms and have no deferrals of interest or other deferrals.  In addition, management analyzes the performance of the issuers on a periodic basis, including a review of the issuers’ most recent bank regulatory reports and other public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities.  Based upon management’s third quarter review, the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

At September 30, 2012, the Company held 13 security positions of corporate debt securities issued by financial institutions and other corporate issuers, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months.  Each of these positions are paying in accordance with their terms and have no deferrals of interest or other deferrals.  In addition, management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities.  Based upon management’s third quarter review, management has concluded that the unrealized losses are deemed to be temporary.

At September 30, 2012, the Company held 6 issues of equity securities, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months.  Management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities.  Based upon management’s third quarter review, management has concluded that the unrealized losses are deemed to be temporary.

At September 30, 2012, the Company held one position in residential mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation in the available for sale portfolio that was in an unrealized loss position for more than 12 months.  The amount of the unrealized loss ($1 thousand) was insignificant to the Company’s result of operations for the nine months ended September 30, 2012.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at September 30, 2012, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value

U.S. Treasury securities	$5,994	$5,994

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	23,874	23,860
CMOs (Government National Mortgage Association)	4,130	4,127
Federal National Mortgage Association	1,872	1,995
Federal Home Loan Mortgage Corporation	21	20
Government National Mortgage Association	90	90
Total residential mortgage-backed securities	29,987	30,092

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	200	200
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	75	80
Total obligations of U.S. government corporations and government sponsored enterprises	30,262	30,372

Obligations of state and political institutions - New York Bank Qualified
Due after 5 years but within 10 years	3,225	3,502
Due after 10 years	13,274	14,556
Total obligations of state and political institutions-New York Bank Qualified	16,499	18,058

Single-issuer, trust preferred securities
Due after 10 years	30,761	31,418
Total single-issuer, trust preferred securities	30,761	31,418

Other preferred securities
Due within 1 year	8,226	8,264
Due after 10 years	102	102
Total other preferred securities	8,328	8,366

Corporate debt securities
Due within 6 months	34,008	33,999
Due after 6 months but within 1 year	61,685	61,792
Due after 1 year but within 2 years	69,948	70,652
Due after 2 years but within 5 years	23,878	24,037
Due after 5 years but within 10 years	2,568	2,685
Due after 10 years	98	107
Total corporate debt securities	192,185	193,272

Equity and other securities	20,658	22,542
Total	$304,687	$310,022

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,367	$2,475
CMOs (Federal Home Loan Mortgage Corporation)	4,107	4,282
Federal National Mortgage Association	35,905	39,190
Federal Home Loan Mortgage Corporation	17,330	18,754
Government National Mortgage Association	3,569	4,172
Total residential mortgage-backed securities	63,278	68,873

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	10,000	10,004
Due after 5 years but within 10 years	4,998	5,005
Due after 10 years	65,981	65,987
Federal Home Loan Bank
Due after 5 years but within 10 years	5,558	5,563
Due after 10 years	68,986	68,956
Federal Home Loan Mortgage Corporation
Due after 5 years but within 10 years	19,991	20,041
Due after 10 years	15,000	15,061
Total obligations of U.S. government corporations and government sponsored enterprises	253,792	259,490
Obligations of state and political institutions - New York Bank Qualified
Due after 1 year but within 5 years	155	169
Due after 5 years but within 10 years	8,808	9,765
Due after 10 years	127,024	139,048
Total obligations of state and political institutions-New York Bank Qualified	135,987	148,982
Total	$389,779	$408,472

Information regarding sales/calls of available for sale securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales
Proceeds	$18,469	$55,491	$114,353	$144,498
Gross gains	121	570	1,163	2,372
Gross losses	-	81	1	281

Calls
Proceeds	30,451	26,206	51,847	84,160
Gross gains	165	43	349	139
Gross losses	20	-	56	-

Information regarding calls of held to maturity securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Calls
Proceeds	$64,641	$137,500	$225,603	$197,500
Gross gains	22	73	41	80
Gross losses	6	-	6	76

There were no sales or transfers of held to maturity securities during the three-month or nine-month periods ended September 30, 2012 or September 30, 2011.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Loans and allowance for loan losses

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	September 30, 2012	December 31, 2011
Loans held for sale, net of valuation reserve ($-0- at September 30, 2012 and at December 31, 2011)
Real estate—residential mortgage	$51,551	$43,372
Loans held in portfolio, net of unearned discounts
Commercial and industrial	604,538	626,063
Factored receivables	183,140	172,082
Loans to nondepository financial institutions	324,651	246,587
Equipment financing receivables	175,013	166,690
Real estate—commercial mortgage	164,892	85,825
Real estate—construction and land development	13,072	13,621
Total commercial lending	1,465,306	1,310,868
Real estate—residential mortgage	165,945	170,153
Loans to depository institutions	-	10
Loans to individuals	11,767	10,376
Loans held in portfolio, gross	1,643,018	1,491,407
Less unearned discounts	17,603	18,098
Loans held in portfolio, net of unearned discounts	1,625,415	1,473,309
Total loans, net of unearned discounts	$1,676,966	$1,516,681

At September 30, 2012, the bank had qualified loans, with a carrying value of approximately $370.5 million, available to secure borrowings from the FHLB and the FRB, of which approximately $2.3 million were pledged to the FHLB. There were no loans pledged at December 31, 2011.

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

Concentrations of Credit
There are no industry concentrations (exceeding 10% of loans, gross), other than loans to nondepository financial institutions, of loans held in portfolio.  Loans to nondepository financial institutions, which include the Company’s residential mortgage warehouse funding product and loans to finance companies, represent approximately 19.8% of all loans. Approximately 69.9% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 29.4% or $10.1 million and 20.7% or $6.9 million of the Company’s net interest income and noninterest income are related to real estate lending for the three months ended September 30, 2012 and 2011, respectively. Approximately 27.1% or $27.3 million and 20.9% or $20.1 million of the Company’s net interest income and noninterest income are related to real estate lending for the nine months ended September 30, 2012 and 2011, respectively.  Real estate prices in the U.S. market decreased during 2011 and have been relatively stable in 2012. These continuing trends in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of stable to declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage-related revenues.

As of September 30, 2012 approximately 57.4% of the Company’s loans consisted of commercial and industrial, factored receivables, construction and commercial real estate mortgage loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans
Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at September 30, 2012 or 2011.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Nonaccrual loans at September 30, 2012 and December 31, 2011 totaled $5.4 million and $6.4 million, respectively.  The interest income that would have been earned on nonaccrual loans outstanding at September 30, 2012, in accordance with their original terms, is estimated to be $156 thousand and $489 thousand, respectively, for the three and nine months then ended.  Applicable interest income actually realized was $19 thousand and $68 thousand, respectively, for the aforementioned periods.   The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2011, in accordance with their original terms is estimated to be $780 thousand, for the year then ended; the applicable interest income actually realized was $200 thousand.  There were no commitments to lend additional funds on nonaccrual loans.

The following table sets forth the amount of nonaccrual loans of the Company as of the dates indicated:

	September 30, 2012	December 31, 2011
Commercial and industrial	$1,794	$834
Equipment financing receivables	316	370
Factored receivables	-	-
Real estate—residential mortgage	2,481	1,991
Real estate—commercial mortgage	745	3,124
Real estate—construction and land development	-	-
Loans to individuals	101	39
Total nonaccrual loans	$5,437	$6,358

The following table provides information regarding the past due status of loans held in portfolio:

September 30, 2012	30–59 Days Past Due	60–89 Days Past Due	90 Days & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$26,394	$6,988	$1,794	$35,176	$567,358	$602,534	$-
Loans to nondepository financial institutions	-	-	-	-	324,651	324,651	-
Factored receivables	2,266	320	428	3,014	179,831	182,845	428
Equipment financing receivables	203	73	316	592	159,117	159,709	-
Real estate—residential mortgage—portfolio	1,081	1,376	2,481	4,938	161,007	165,945	-
Real estate—commercial mortgage	-	-	745	745	164,147	164,892	-
Real estate—construction and land development	-	-	-	-	13,072	13,072	-
Loans to individuals	-	-	101	101	11,666	11,767	-
Loans to depository institutions	-	-	-	-	-	-	-
Total loans, net of unearned discount	$29,944	$8,757	$5,865	$44,566	$1,580,849	$1,625,415	$428

December 31, 2011
Commercial and industrial	$23,665	$5,344	$837	$29,846	$594,278	$624,124	$165
Loans to nondepository financial institutions	-	-	-	-	246,587	246,587	-
Factored receivables	3,266	665	162	4,093	167,738	171,831	-
Equipment financing receivables	546	386	370	1,302	149,480	150,782	-
Real estate—residential mortgage—portfolio	1,570	633	1,991	4,194	165,959	170,153	-
Real estate—commercial mortgage	-	-	3,124	3,124	82,701	85,825	-
Real estate—construction and land development	-	-	-	-	13,621	13,621	-
Loans to individuals	41	7	39	87	10,289	10,376	-
Loans to depository institutions	-	-	-	-	10	10	-
Total loans, net of unearned discount	$29,088	$7,035	$6,523	$42,646	$1,430,663	$1,473,309	$165

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

September 30, 2012	Recorded Investment in Impaired Loans	Unpaid Principal Balance With No Allowance	Unpaid Principal Balance With Allowance	Related Allowance	Average [1] Recorded Investment in Impaired Loans
Commercial and industrial	$1,687	$-	$3,387	$762	$1,512
Loans to nondepository institutions	-	-	-	-	-
Factored receivables	-	-	-	-	-
Equipment financing receivables	95	-	95	8	143
Real estate—residential mortgage	5,893	825	5,611	1,517	5,584
Real estate—commercial mortgage	745	-	745	350	2,362
Real estate—construction and land development	-	-	-	-	-
Loans to individuals	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Total	$8,420	$825	$9,838	$2,637	$9,601

December 31, 2011
Commercial and industrial	$2,954	$1,395	$2,159	$287	$2,596
Loans to nondepository institutions	-	-	-	-	-
Factored receivables	-	-	-	-	-
Equipment financing receivables	151	-	151	17	230
Real estate—residential mortgage	5,275	825	4,966	1,234	4,886
Real estate—commercial mortgage	3,124	-	3,124	1,113	3,124
Real estate—construction and land development	-	-	-	-	-
Loans to individuals	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Total	$11,504	$2,220	$10,400	$2,651	$10,836

[1] Year-to-date

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The average recorded investment and interest income recognized in accruing impaired loans for the three months ended September 30, 2012 amounted to $5.1 million (equipment financing receivables $0.1 million and real estate-residential mortgage $5.0 million) and $95 thousand (equipment financing receivables $1 thousand and real estate-residential mortgage $94 thousand), respectively.  The average recorded investment and interest income recognized in accruing impaired loans for the nine months ended September 30, 2012 amounted to $5.7 million (commercial and industrial $0.6 million, equipment financing receivables $0.1 million and real estate-residential mortgage $5.0 million) and $260 thousand (commercial and industrial $7 thousand, equipment financing receivables $3 thousand and real estate-residential mortgage $250 thousand), respectively.

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

The Company had troubled debt restructured loans (“TDR”) totaling $7.3 million as of September 30, 2012 and $6.4 million as of December 31, 2011. The Company has allocated $1.5 million and $1.3 million of specific reserves to customers with equipment financing receivables and residential real estate loans whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine months ended September 30, 2012, the terms of $471 thousand and $1.6 million of residential real estate loans were modified as troubled debt restructurings.  The modification of terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.  No lease financing receivables were modified during the three months or nine months ended September 30, 2012.

Modifications of residential real estate loans involving a reduction of the stated interest rate or an extension of the maturity date were for periods ranging up to 40 years.

The troubled debt restructurings described above increased the allowance for loan losses by $197 thousand for the three months ended September 30, 2012 and resulted in charge-offs of $1 thousand during the three months ended September 30, 2012.  The troubled debt restructurings described above increased the allowance for loan losses by $511 thousand for the nine months ended September 30, 2012 and resulted in charge-offs of $182 thousand during the nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, defaults on residential mortgage loans held in portfolio that were modified during 2011 and had a payment default within twelve months of their modification date had a loan balance of $76 thousand and $419 thousand, respectively, and had a specific allocation of the allowance for loan losses of $115 thousand at September 30, 2012.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at September 30, 2012 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at September 30, 2012 is presented in the recorded investment in the nonaccrual loans table above.

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

	September 30, 2012		December 31, 2011
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-4	3.30	$585,834	3.41	$603,375
Risk grade 5	5.00	5,158	5.00	5,006
Risk grade 6	-	-	6.00	11,872
Risk grade 7	7.00	11,542	7.00	3,871
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.39	$602,534	3.50	$624,124

Loans to nondepository financial institutions
Risk grades 1-4	3.06	$317,269	3.14	$240,154
Risk grade 5	-	-	-	-
Risk grade 6	6.00	949	-	-
Risk grade 7	7.00	6,433	7.00	6,433
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.13	$324,651	3.24	$246,587

Factored receivables
Risk grades 1-4	3.06	$179,176	2.84	$170,256
Risk grade 5	5.00	3,376	5.00	1,575
Risk grade 6	6.00	293	-	-
Risk grade 7	-	-	-	-
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.09	$182,845	2.86	$171,831

Equipment financing receivables
Risk grades 1-4	3.93	$159,393	3.89	$150,412
Risk grade 5	-	-	-	-
Risk grade 6	-	-	-	-
Risk grade 7	7.00	316	7.00	370
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.93	$159,709	3.90	$150,782

Real estate-commercial mortgage and construction
Risk grades 1-4	3.06	$159,617	3.18	$87,806
Risk grade 5	-	-	-	-
Risk grade 6	6.00	17,602	6.00	8,516
Risk grade 7	7.00	745	7.00	3,124
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.37	$177,964	3.54	$99,446

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

The Company’s allowance for loan loss methodology is based on guidance provided by the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of Thrift Supervision in December 2006 and includes an allowance allocation calculated in accordance with U.S. GAAP guidance in FASB Codification Topic 310: Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450: Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool.  The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment:

Three Months Ended September 30, 2012	Balance, Beginning of Period	Charge-Offs		Recoveries	Net Charge-Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,644	$1,009		$87	$922		$1,450	$8,172
Loans to nondepository financial institutions	1,627	-		-	-		124	1,751
Factored receivables	1,509	15		31	(16)		216	1,741
Equipment financing receivables	3,533	395		436	(41)		(55)	3,519
Real estate – residential mortgage	3,956	185	[1]	2	183	[1]	263	4,036
Real estate – commercial mortgage	2,382	-		66	(66)		23	2,471
Real estate – construction and land development	150	-		-	-		18	168
Loans to individuals	141	2		3	(1)		(6)	136
Loans to depository institutions	-	-		-	-		-	-
Unallocated	193	-		-	-		(33)	160
Total	$21,135	$1,606	[1]	$625	$981	[1]	$2,000	$22,154

Nine Months Ended September 30, 2012	Balance, Beginning of Period	Charge-Offs		Recoveries	Net Charge-Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,647	$3,018		$238	$2,780		$3,305	$8,172
Loans to nondepository financial institutions	1,369	-		-	-		382	1,751
Factored receivables	1,450	355		82	273		564	1,741
Equipment financing receivables	3,515	2,228		997	1,231		1,235	3,519
Real estate – residential mortgage	3,490	664	[1]	4	660	[1]	1,206	4,036
Real estate – commercial mortgage	2,151	671		66	605		925	2,471
Real estate – construction and land development	165	-		-	-		3	168
Loans to individuals	104	89		13	76		108	136
Loans to depository institutions	-	-		-	-		-	-
Unallocated	138	-		-	-		22	160
Total	$20,029	$7,025	[1]	$1,400	$5,625	[1]	$7,750	$22,154

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Three Months Ended September 30, 2011	Balance, Beginning of Period	Charge-Offs		Recoveries	Net Charge-Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,507	$632		$47	$585		$835	$7,757
Loans to nondepository financial institutions	712	-		-	-		47	759
Factored receivables	1,360	70		40	30		393	1,723
Equipment financing receivables	3,334	1,175		298	877		1,005	3,462
Real estate – residential mortgage	2,792	497	[1]	1	496	[1]	834	3,130
Real estate – commercial mortgage	2,326	-		-	-		(16)	2,310
Real estate – construction and land development	281	-		-	-		(110)	171
Loans to individuals	104	-		-	-		(2)	102
Loans to depository institutions	9	-		-	-		(9)	-
Unallocated	110	-		-	-		23	133
Total	$18,535	$2,374	[1]	$386	$1,988	[1]	$3,000	$19,547

Nine Months Ended September 30, 2011	Balance, Beginning of Period	Charge-Offs		Recoveries	Net Charge-Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,454	$1,520		$77	$1,443		$1,746	$7,757
Loans to nondepository financial institutions	564	-		-	-		195	759
Factored receivables	1,424	238		72	166		465	1,723
Equipment financing receivables	3,423	7,280		1,994	5,286		5,325	3,462
Real estate – residential mortgage	2,497	960	[1]	164	796	[1]	1,429	3,130
Real estate – commercial mortgage	2,275	-		-	-		35	2,310
Real estate – construction and land development	310	-		-	-		(139)	171
Loans to individuals	119	-		-	-		(17)	102
Loans to depository institutions	46	-		-	-		(46)	-
Unallocated	126	-		-	-		7	133
Total	$18,238	$9,998	[1]	$2,307	$7,691	[1]	$9,000	$19,547

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
September 30, 2012	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$762	$7,410	$8,172	$1,687	$600,847	$602,534
Loans to nondepository institutions	-	1,751	1,751	-	324,651	324,651
Factored receivables	-	1,741	1,741	-	182,845	182,845
Equipment financing receivables	8	3,511	3,519	95	159,614	159,709
Real estate—residential mortgage	1,517	2,519	4,036	5,893	160,052	165,945
Real estate—commercial mortgage	350	2,121	2,471	745	164,147	164,892
Real estate—construction and land development	-	168	168	-	13,072	13,072
Loans to individuals	-	136	136	-	11,767	11,767
Loans to depository institutions	-	-	-	-	-	-
Unallocated	-	160	160	-	-	-
Total	$2,637	$19,517	$22,154	$8,420	$1,616,995	$1,625,415

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
December 31, 2011	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$287	$7,360	$7,647	$2,954	$621,170	$624,124
Loans to nondepository institutions	-	1,369	1,369	-	246,587	246,587
Factored receivables	-	1,450	1,450	-	171,831	171,831
Equipment financing receivables	17	3,498	3,515	151	150,631	150,782
Real estate—residential mortgage	1,234	2,256	3,490	5,275	164,878	170,153
Real estate—commercial mortgage	1,113	1,038	2,151	3,124	82,701	85,825
Real estate—construction and land development	-	165	165	-	13,621	13,621
Loans to individuals	-	104	104	-	10,376	10,376
Loans to depository institutions	-	-	-	-	10	10
Unallocated	-	138	138	-	-	-
Total	$2,651	$17,378	$20,029	$11,504	$1,461,805	$1,473,309

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Federal Home Loan Bank Advances

During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances.  This transaction resulted in $4.2 million in  prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods.  The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years.  The new borrowings were all floating-rate advances with a current average cost of 1.71%, including the deferred adjustment, with an average duration of three months.  The relevant accounting treatment for this transaction was provided in ASC 470-50.  This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Other noninterest income and expenses

The following tables set forth the significant components of other noninterest income and other noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
OTHER NONINTEREST INCOME	2012	2011	2012	2011
Trade finance income	$495	$607	$1,462	$1,735
Other customer related fees	210	287	715	708
Trust fees	-	-	-	53
Income from life insurance policies	247	288	1,039	860
Loss on other real estate owned	(9)	(5)	(75)	-
Other income	25	20	51	206
Total other noninterest income	$968	$1,197	$3,192	$3,562

OTHER NONINTEREST EXPENSES
Advertising and marketing	$774	$781	$2,192	$2,079
Communications	576	430	1,508	1,314
Other expenses	3,050	2,942	7,774	7,609
Total other noninterest expenses	$4,400	$4,153	$11,474	$11,002

Note 8. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$621	$529	$1,861	$1,618
Interest cost	1,032	1,072	3,097	2,861
Expected return on plan assets	(994)	(881)	(2,982)	(2,424)
Amortization of prior service cost	9	16	29	48
Recognized actuarial loss	1,032	879	2,895	2,280
Net periodic benefit cost	$1,700	$1,615	$4,900	$4,383

The Company contributed $7.0 million to the defined benefit pension plan in January 2012 and an additional $2.0 million to the defined benefit pension plan in September 2012.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Other Comprehensive Income (Loss)

Information related to the components of other comprehensive income (loss) included in accumulated other comprehensive loss is as follows with related tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale arising during the period:
Before tax	$4,310	$(4,513)	$8,540	$(1,598)
Tax effect	(1,918)	2,048	(3,801)	725
Net of tax	2,392	(2,465)	4,739	(873)

Reclassification adjustment for securities gains included in net income:
Before tax	(282)	(605)	(1,490)	(2,234)
Tax effect	126	275	663	1,014
Net of tax	(156)	(330)	(827)	(1,220)

Reclassification adjustment for amortization of prior service cost:
Before tax	9	16	29	48
Tax effect	(5)	(7)	(13)	(22)
Net of tax	4	9	16	26

Reclassification adjustment for amortization of net actuarial losses:
Before tax	1,129	892	2,962	2,317
Tax effect	(502)	(405)	(1,318)	(1,051)
Net of tax	627	487	1,644	1,266

Other comprehensive income (loss)	$2,867	$(2,299)	$5,572	$(801)

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

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities	$-	$5,994	$-	$5,994
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities	-	30,092	-	30,092
Agency notes	-	280	-	280
Total obligations of U.S. government corporations and government sponsored enterprises	-	30,372	-	30,372
Obligations of state and political institutions—New York Bank Qualified	-	18,058	-	18,058
Single-issuer, trust preferred securities	31,418	-	-	31,418
Other preferred securities	8,366	-	-	8,366
Corporate debt securities	-	193,272	-	193,272
Equity and other securities	22,542	-	-	22,542
Total marketable securities	$62,326	$247,696	$-	$310,022

December 31, 2011
Securities available for sale:
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities	$-	$29,752	$-	$29,752
Agency notes	-	1,237	-	1,237
Total obligations of U.S. government corporations and government-sponsored enterprises	-	30,989	-	30,989
Obligations of state and political institutions institutions—New York Bank Qualified	-	22,777	-	22,777
Single-issuer, trust preferred securities	27,059	-	-	27,059
Corporate debt securities	-	173,307	-	173,307
Equity and other securities	15,882	-	-	15,882
Total marketable securities	$42,941	$227,073	$-	$270,014

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

	September 30, 2012	December 31, 2011
Impaired loans
Commercial and industrial	$-	$1,298
Commercial real estate	395	2,011
Other real estate owned, net	1,595	1,929

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

Impaired loans that are measured for impairment using the fair value of the collateral dependent loans had a principal balance of $0.7 million, with a valuation allowance of $0.3 million at September 30, 2012, resulting in no additional provision for loan losses for the three months ended September 30, 2012.  At December 31, 2011, impaired loans had a principal balance of $4.5 million, and a valuation allowance of $1.2 million.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $1.6 million, which is made up of the outstanding balance of $1.6 million, net of valuation allowance of $22 thousand.  For the three months ended September 30, 2012,    $-0- thousand of other real estate owned was written down through a charge to noninterest expense.  For the nine months ended September 30, 2012, $56 thousand of other real estate owned was written down through a charge to noninterest expense.  At December 31, 2011, other real estate owned had net carrying amount of $1.9 million, made up of the outstanding balance of $1.9 million, net of valuation allowance of $-0- million.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities.  There were no transfers between Level 1 and Level 2 during the first nine months of 2012 or in 2011.

		Fair Value Measurements at September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$33,872	$33,872	$-	$-	$33,872
Interest-bearing deposits with other banks	149,592	149,592	-	-	149,592
Investment securities	699,801	62,326	656,168	-	718,494
Loans, net	1,654,812	-	-	1,670,198	1,670,198
Accrued interest receivable	8,474	435	5,558	2,481	8,474
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,498,798	1,498,798	-	-	1,498,798
Time deposits	726,556	-	728,053	-	728,053
Securities sold under agreements to repurchase	37,314	37,314	-	-	37,314
Commercial paper	12,545	12,545	-	-	12,545
Accrued interest payable	701	132	569	-	701
Advances-FHLB and long-term borrowings	127,408	100,000	1,650	27,290	128,940

		Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$31,046	$31,046	$-	$-	$31,046
Interest-bearing deposits with other banks	126,448	126,448	-	-	126,448
Investment securities	677,871	42,941	652,848	-	695,789
Loans, net	1,496,652	-	-	1,505,005	1,505,005
Accrued interest receivable	6,838	377	4,732	1,729	6,838
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,331,223	1,331,223	-	-	1,331,223
Time deposits	657,848	-	659,439	-	659,439
Securities sold under agreements to repurchase	52,313	52,313	-	-	52,313
Commercial paper	13,485	13,485	-	-	13,485
Accrued interest payable	1,064	135	929	-	1,064
Advances-FHLB and long-term borrowings	148,507	100,000	22,886	26,170	149,056

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

ASU No. 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a significant impact on the Company’s financial statements.

Note 12. Subsequent Event

On October 29, 2012, Hurricane Sandy struck along the Atlantic seaboard and in the northeast, with the most significant impact felt in the New York metropolitan area.  As a result, some properties underlying residential mortgage loans in the region will need to be re-inspected and/or re-appraised.  This may cause delays in the closing and sale of loans to secondary market investors, or in some instances may cause loans to be declined, possibly delaying or reducing the realization of associated noninterest income.  Management is unable to estimate the loss of revenue and storm-related costs at this time but does not expect these to be material to our financial condition or operating results for the fourth quarter of 2012.

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

OVERVIEW

The Company provides a broad range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, mortgage warehouse lending, asset-based financing, factoring/accounts receivable management services, deposit services, trade financing, and equipment financing. The Company has operations principally in New York and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in New York, New Jersey and Connecticut (the “New York metropolitan area”) have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

For the nine months ended September 30, 2012, the bank’s average earning assets represented approximately 99.2% of the Company’s average earning assets.  Loans represented 64.6% and investment securities represented 32.6% of the bank’s average earning assets for the first nine months of 2012.

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

While the domestic economy continued to show moderate improvement during the 2012 third quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country.  Recent economic conditions during 2012, such as the stable to modest increase in residential real estate values in the principal markets the Company serves, have increased demand for residential real estate lending.  The Company also believes there are opportunities to prudently expand its loan portfolio, particularly in the corporate and commercial real estate sectors, under current economic conditions.  If some of the positive economic trends observed during the third quarter of 2012 were not to continue, the Company would expect its income from real estate lending to decrease from the current levels in the near term.  In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 69.9% of total loans at September 30, 2012, an adverse change in market conditions in that geographic area could result in a decrease in our income from residential and commercial real estate lending.  A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings.  Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity.  Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity.  The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analyses shown beginning on page 58.  Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown beginning on page 56.

Comparison of the Three Months Ended September 30, 2012 and 2011

The Company reported net income available to common shareholders for the three months ended September 30, 2012 of $5.3 million, representing $0.17 per share calculated on a diluted basis, compared to $4.4 million, or $0.14 per share calculated on a diluted basis, for the third quarter of 2011. The increase in net income available to common shareholders was primarily due to a $1.2 million increase in net interest income and a $1.0 million decrease in provision for loan losses.  Those benefits were partially offset by a $0.2 million decrease in noninterest income, a $0.7 million increase in noninterest expenses and a $0.3 million increase in the provision for income taxes.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $24.6 million for the third quarter of 2012 compared to $23.5 million for the corresponding 2011 period.  Net interest income benefitted from higher average loan balances, lower average balances for interest-bearing liabilities and lower cost of interest-bearing deposits.    Net interest income also benefitted from the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product.  Those benefits were partially offset by the impact of lower yields on loans and lower average  investment securities balances.  The net interest margin, on a tax-equivalent basis, was 4.02% for the third quarter of 2012 compared to 3.90% for the corresponding 2011 period.  As discussed in detail below, the net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $27.4 million for the third quarter of 2012, up $0.6 million from the corresponding 2011 period as the benefit of higher average loan balances more than offset the impact of lower average investment securities balances and lower yields.  Total interest earning assets were $2,432.5 million for the third quarter of 2012 compared to $2,417.7 million in the prior year period.  The tax-equivalent yield on interest-earning assets was 4.47% for both the 2012 and 2011 periods.

Interest earned on the loan portfolio increased to $21.5 million for the third quarter of 2012 from $19.7 million in the prior year period.  Average loan balances amounted to $1,632.9 million for the third quarter of 2012, an increase of $178.9 million from an average of $1,454.0 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $2.7 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.26% for the third quarter of 2012 from 5.54% for the corresponding 2011 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $5.8 million for the third quarter of 2012 from $7.0 million in the corresponding 2011 period. Average outstandings decreased to $735.1 million (30.2% of average earning assets) for the third quarter of 2012 from $888.0 million (36.7% of average earning assets) in the third quarter of 2011.  The average yield on investment securities was 3.13% for both the 2012 and the 2011 periods.  The decrease in balances reflects the Company’s decision to replace a portion of medium term (approximate 5 year original maturities), lower yielding U.S. Government Agency Securities that were called by the issuer with longer term (approximate 10-15 year original maturities) U.S. Government Agency securities having approximately the same or slightly higher yield thereby maintaining a pool of pledgable collateral.  Management’s Asset/Liability strategy continues to be designed to maintain a portfolio of corporate securities with a relatively short-term average life positioning the Company for higher interest rates in future periods.  This strategy was implemented through the sale of available for sale securities, principally longer dated corporate securities.

Total interest expense decreased by $0.6 million for the third quarter of 2012 from $3.3 million for the corresponding 2011 period, primarily due to the impact of lower balances of interest-bearing liabilities and and lower rates paid for those funds.

Interest expense on deposits decreased to $1.7 million for the third quarter of 2012 from $2.2 million for the corresponding 2011 period, due to decreases in the cost of those funds coupled with the impact of lower balances.  The average rate paid on interest-bearing deposits was 0.50%, which was 12 basis points lower than the prior year period.  The decrease in average cost of deposits reflects the impact of deposit pricing strategies for NOW, Money market and certificates of deposit that are rolled over at their maturity date and the Company’s purchase of certificates of deposit from various listing services and investments advisors which provided certificate of deposit balances at lower rates.  Average interest-bearing deposits were $1,349.8 million for the third quarter of 2012 compared to $1,417.5 million for the prior year period, reflecting the impact of the Company’s business development activities on its noninterest-bearing demand deposits that increased $173.4 million from the prior year period.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 48), the provision for loan losses for the third quarter of 2012 was $2.0 million, compared to $3.0 million in the prior year period.  Factors affecting the provision for the third quarter of 2012 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of September 30, 2012, the allowance for loan losses increased to $22.2 million from $20.0 million at December 31, 2011, primarily due to an increase in the level of commercial and industrial and residential real estate nonaccrual loans and higher commercial and industrial loan net charge-offs partially offset by a lower level of commercial real estate nonaccrual loans and lower equipment finance net charge-offs.

Noninterest Income
Noninterest income was $10.5 million for the third quarter of 2012 compared to $10.7 million in the corresponding 2011 period.  The decrease was principally due to lower accounts receivable management/factoring commissions and other related fees and securities gains partially offset by higher mortgage banking income.  Accounts receivable management/factoring commissions and other related fees was also negatively impacted by the level and mix of sales volume and by lower trade finance volume.  Mortgage banking income increased principally due to higher volume of loans sold.

Noninterest Expense
Noninterest expenses were $24.5 million for the third quarter of 2012, compared to $23.8 million for the prior year period. Higher compensation and occupancy costs, reflecting the Company’s continued investment in the franchise, were partially offset by lower professional fees.

Provision for Income Taxes
Reflecting an increase in pre-tax income of $1.3 million, the provision for income taxes for the third quarter of 2012 was $2.5 million, reflecting an effective tax rate of 31.7%, compared with a provision for income taxes of $2.2 million for the third quarter of 2011, reflecting an effective tax rate of 33.4%.  The decrease in the effective tax rate was primarily due to the impact of changes in the estimate of the annual effective tax rate for the third quarter of 2012 compared to the 2011 period partially offset by the impact of higher pre-tax income for the 2012 period compared to the 2011 period.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The Company reported net income available to common shareholders for the nine months ended September 30, 2012 of $14.8 million, representing $0.48 per share calculated on a diluted basis, compared to $10.2 million, or $0.35 per share calculated on a diluted basis, for the first nine months of 2011. The increase in net income available to common shareholders was primarily due to a $5.2 million increase in net interest income, a $1.3 million decrease in the provision for loan losses and a $2.1 million decrease in dividend and accretion on the preferred shares, resulting from the repurchase in the second quarter of 2011 of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program.  Those benefits were partially offset by a $0.5 million decrease in noninterest income, a $1.8 million increase in noninterest expenses and a $1.6 million increase in the provision for income taxes.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $71.7 million for the first nine months of 2012 compared to $66.4 million for the corresponding 2011 period.  Net interest income benefitted from higher average loan balances, lower interest-bearing liabilities balances and lower cost of funding.    Net interest income also benefitted from the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product.  Those benefits were partially offset by the impact of lower yields on loans and lower average investment securities balances.  The net interest margin, on a tax-equivalent basis, was 4.12% for the first nine months of 2012 compared to 3.96% for the corresponding 2011 period.  As discussed in detail below, the  net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $80.0 million for the first nine months of 2012, up $3.7 million from the corresponding 2011 period as the benefit of higher average loan balances more than offset the impact of lower investment securities balances and lower yields.  Total interest earning assets increased to $2,363.0 million for the first nine months of 2012 compared to $2,291.3 million in the prior year period.  The tax-equivalent yield on interest-earning assets was 4.61% for the first nine months of 2012 compared to 4.55% for the corresponding 2011 period.

Interest earned on the loan portfolio increased to $61.2 million for the first nine months of 2012 from $55.0 million in the prior year period.  Average loan balances amounted to $1,530.4 million for the first nine months of 2012, an increase of $185.5 million from an average of $1,344.9 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $8.2 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.52% for the first nine months of 2012 from 5.72% for the corresponding 2011 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $18.4 million for the first nine months of 2012 from $20.9 million in the corresponding 2011 period. Average outstandings decreased to $767.8 million (32.5% of average earning assets) for the first nine months of 2012 from $884.4 million (38.6% of average earning assets) in the first nine months of 2011.  The average yield on investment securities increased to 3.19% for the first nine months of 2012 from 3.15% in the corresponding 2011 period.  The decrease in balances and increase in yield reflect the Company’s decision to replace a portion of medium term (approximate 5 year original maturities), lower yielding U.S. Government Agency Securities that were called by the issuer with longer term (approximate 10-15 year original maturities) U.S. Government Agency securities having approximately the same or slightly higher yield thereby maintaining a pool of pledgable collateral.  Management’s Asset/Liability strategy continues to be designed to maintain a portfolio of corporate securities with a relatively short-term average life positioning the Company for higher interest rates in future periods.  This strategy was implemented through the sale of available for sale securities, principally longer dated corporate securities and selected obligations of states and political subdivisions with longer average lives.

Total interest expense decreased by $1.5 million for the first nine months of 2012 from $9.8 million for the corresponding 2011 period, due to the impact of lower balances and rates paid for interest-bearing liabilities.

Interest expense on deposits decreased to $5.1 million for the first nine months of 2012 from $6.4 million for the corresponding 2011 period, due to decreases in the cost of those funds, coupled with the impact of changes in the mix.  The average rate paid on interest-bearing deposits was 0.53%, which was 12 basis points lower than the prior year period.  The decrease in average cost of deposits reflects the impact of deposit pricing strategies for NOW, Money market and certificates of deposit that are rolled over at their maturity date and the Company’s purchase of certificates of deposit from various listing services and investment advisors which provided certificate of deposit balances at lower rates.  Average interest-bearing deposits were $1,273.0 million for the first nine months of 2012 compared to $1,299.6 million for the prior year period.

Interest expense on borrowings decreased to $3.3 million for the first nine months of 2012 from $3.5 million for the corresponding 2011 period, primarily due to lower average balances.  Average borrowings decreased to $212.6 million for the first nine months of 2012 from $238.1 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 48), the provision for loan losses for the first nine months of 2012 was $7.8 million, compared to $9.0 million in the prior year period.  Factors affecting the provision for the first nine months of 2012 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of September 30, 2012, the allowance for loan losses increased to $22.2 million from $20.0 million at December 31, 2011, primarily due to an increase in the level of commercial and industrial and residential real estate nonaccrual loans and higher commercial and industrial and commercial real estate loan net charge-offs partially offset by a lower level of commercial real estate nonaccrual loans and lower equipment finance net charge-offs.

Noninterest Income
Noninterest income decreased to $31.6 million for the first nine months of 2012 from $32.1 million in the corresponding 2011 period.  The decrease principally resulted from lower accounts receivable management/factoring commissions and other related fees and securities gains partially offset by higher mortgage banking income.  Accounts receivable management/factoring commissions and other related fees was also negatively impacted by the level and mix of sales volume and by lower trade finance volume.  Mortgage banking income increased principally due to higher volume of loans sold.

Noninterest Expense
Noninterest expenses were $71.5 million for the first nine months of 2012, compared to $69.7 million for the prior year period. Higher compensation expense, reflecting the Company’s continued investment in the franchise, were partially offset by reductions in deposit insurance premiums.

Provision for Income Taxes
Reflecting an increase in pre-tax income of $4.2 million, the provision for income taxes for the first nine months of 2012 was $6.7 million, reflecting an effective tax rate of 31.0%, compared with $5.1 million for the first nine months of 2011, reflecting an effective tax rate of 29.2%.  The increase in the effective tax rate was primarily due to a higher level of pre-tax income in the 2012 period compared to the 2011 period.

BALANCE SHEET ANALYSIS

Securities
At September 30, 2012, the Company’s portfolio of securities totaled $699.8 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $284.2 million, which is approximately 40.6% of the total portfolio.  The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it expects to receive full value for these securities.  These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.  The gross unrealized gains and losses on held to maturity securities were $18.8 million and $0.1 million, respectively.  Securities classified as available for sale may be sold in the future, prior to maturity.  These securities are carried at fair value.  Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity.  Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is related to either interest rates or market conditions and therefore temporary.  Available for sale securities included gross unrealized gains of $6.1 million and gross unrealized losses of $0.8 million.  As of September 30, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table on page 9 and management believes that it is not more likely than not that the Company would be required to sell any such securities before a recovery of cost.

In connection with an asset-liability management strategy described under Net Interest Income on page 42, during the third quarter 2012, the Company sold approximately $18.3 million of securities with a weighted average life of about 1.7 years.  A significant portion of the proceeds was used to fund loan growth.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

September 30, 2012	Weighted Average Life		Weighted Average Yield
	AFS (Years)	HTM (Years)	AFS		HTM
Residential mortgage-backed securities	2.0	3.1	1.21%		4.48%
Agency notes (with original call dates ranging between 3 and 36 months)	0.9	5.0	1.68%		1.30%
Corporate debt securities	1.3	-	2.30%		-%
Obligations of state and political subdivisions – New York Bank Qualified	5.4	6.1	5.94%	[1]	6.00%	[1]

[1] tax equivalent

The following table sets forth the composition of the Company's investment securities by type, with related carrying values:

	September 30, 2012		December 31, 2011
	Balances	% of Total	Balances	% of Total

U.S. Treasury securities	$5,994	0.86%	$-	-%

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	2,367	0.34	3,942	0.58
CMOs (Federal Home Loan Mortgage Corporation)	27,967	4.00	28,213	4.16
CMOs (Government National Mortgage Association)	4,127	0.59	5,667	0.84
Federal National Mortgage Association	37,900	5.42	49,148	7.25
Federal Home Loan Mortgage Corporation	17,350	2.48	23,719	3.50
Government National Mortgage Association	3,659	0.52	4,230	0.62
Total residential mortgage-backed securities	93,370	13.35	114,919	16.95

Agency notes
Federal National Mortgage Association	81,179	11.60	105,482	15.56
Federal Home Loan Bank	74,544	10.65	45,094	6.65
Federal Home Loan Mortgage Corporation	35,071	5.01	35,374	5.22
Federal Farm Credit Bank	-	-	251	0.04
Total obligations of U.S. government corporations and government sponsored enterprises	284,164	40.61	301,120	44.42

Obligations of state and political institutions-New York Bank Qualified	154,045	22.01	160,503	23.68
Single-issuer, trust preferred securities	31,418	4.49	27,059	3.99
Other preferred securities	8,366	1.19	-	-
Corporate debt securities	193,272	27.62	173,307	25.57
Equity and other securities	22,542	3.22	15,882	2.34
Total	$699,801	100.00%	$677,871	100.00%

Loan Portfolio
A management objective is to maintain the quality of the loan portfolio.  The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower.  The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.  Approximately 69.9% of loans are to borrowers located in the New York metropolitan area.

Total commercial lending, which includes commercial and industrial loans, loans to nondepository financial institutions, factored receivables, equipment finance receivables, commercial mortgage and construction and land development loans, represents approximately 86.3% of all loans.  The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 46.8% of all loans.  Primarily as the result of the Company’s new mortgage warehouse lending product, loans to nondepository financial institutions, primarily located in the New York metropolitan area, represent 19.4% of all loans.  Loans in these categories are typically made to small- and medium-sized businesses, primarily located in the New York metropolitan area, and range between $250 thousand and $20 million.  The Company’s leasing portfolio, which consists of finance leases, to lessees primarily located in the New York metropolitan area for various types of business equipment, represents approximately 9.5% of all loans.  The Company’s commercial  real estate mortgage loans and the residential real estate loans, which represents approximately 9.8% and 13.0% of all loans, respectively, are comprised of mortgages secured by real property located principally in the New York metropolitan area.    Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral.  Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property.  The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	September 30, 2012		December 31, 2011
	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$602,534	35.93%	$624,124	41.15%
Factored receivables	182,845	10.90	171,831	11.33
Loans to nondepository financial institutions	324,651	19.36	246,587	16.26
Equipment financing receivables	159,709	9.52	150,782	9.94
Real estate—commercial mortgage	164,892	9.83	85,825	5.66
Real estate—construction and land development	13,072	0.78	13,621	0.90
Loans to depository institutions	-	-	10	-
Total commercial lending	1,447,703	86.32	1,292,780	85.24
Real estate—residential mortgage
Portfolio	165,945	9.90	170,153	11.22
HFS	51,551	3.08	43,372	2.86
Loans to individuals	11,767	0.70	10,376	0.68
Loans, net of unearned discounts	$1,676,966	100.00%	$1,516,681	100.00%

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

While the domestic economy continued to show moderate improvement during the 2012 third quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country.  Nonaccrual loans decreased by $0.9 million at September 30, 2012 compared to December 31, 2011, primarily reflecting a $2.4 million decrease in real estate – commercial mortgage loans, partially offset by a $1.0 million increase in commercial and industrial loans and a $0.5 million increase in real estate – residential mortgage loans.  Net charge-offs for the third quarter of 2012 were $0.9 million, compared to $2.0 million for the corresponding 2011 period, reflecting lower net charge-offs of $0.9 million in equipment financing receivables and $0.4 million in real estate-residential mortgage loans, partially offset by higher net charge-offs of $0.3 million in commercial and industrial loans.  Nevertheless, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned).  Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	September 30, 2012	December 31, 2011
Gross loans	$1,694,569	$1,534,779
Nonaccrual loans
Commercial and industrial	$1,794	$834
Factored receivables	-	-
Equipment financing receivables	316	370
Real estate-residential mortgage	2,481	1,991
Real estate-commercial mortgage	745	3,124
Real estate-construction and land development	-	-
Loans to individuals	101	39
Total nonaccrual loans	$5,437	$6,358

Other real estate owned	1,595	1,929
Total non-performing assets	$7,032	$8,287

Loans past due 90 days or more and still accruing	$428	$165

At September 30, 2012, commercial and industrial nonaccruals represented 0.30% of commercial and industrial loans.  There were 5 loans ranging between $84 thousand and $917 thousand made to borrowers located in 2 states.

At September 30, 2012, equipment financing nonaccruals represented 0.02% of lease financing receivables.  The lessees of the equipment are located in 5 states.  There were 9 leases ranging between approximately $1 thousand and $88 thousand.  The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment.  While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance.  Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors.  The balance is charged-off when it is determined that collection efforts are no longer productive.  Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At September 30, 2012, residential real estate nonaccruals represented 1.50% of residential real estate loans held in portfolio.  There were 17 loans ranging between approximately $4 thousand and $658 thousand secured by properties located in 4 states.

At September 30, 2012, commercial real estate nonaccruals represented 0.45% of commercial mortgage real estate loans.  There was 1 loan for $745 thousand, secured by a property located in New York State.

At September 30, 2012, other real estate owned consisted of 8 properties with values ranging between $6 thousand to $555 thousand located in 4 states.

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

At September 30, 2012, the ratio of the allowance to loans held in portfolio, net unearned discounts, was 1.36% and the allowance was $22.2 million.  Loans 90 days past due and still accruing amounted to $428 thousand.  At such date, the Company’s nonaccrual loans amounted to $5.4 million; $3.1 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totalling $1.5 million, which is included within the overall allowance for loan losses.  Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of September 30, 2012.  Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses different from the provision taken in the first nine months of 2012.  Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $-0- at September 30, 2012 and 2011, respectively.

The following table sets forth certain information with respect to the Company's loan loss experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average loans held in portfolio, net of unearned discounts, during period	$1,588,251	$1,425,685	$1,492,667	$1,319,054

Allowance for loan losses:
Balance at beginning of period	$21,135	$18,535	$20,029	$18,238

Charge-offs:
Commercial and industrial	1,009	632	3,018	1,520
Lease financing receivables	395	1,175	2,228	7,280
Factored receivables	15	70	355	238
Real estate - residential mortgage	70	477	486	935
Real estate - commercial mortgage	-	-	671	-
Real estate - construction and land development	-	-	-	-
Loans to individuals	2	-	89	-
Total charge-offs	1,491	2,354	6,847	9,973

Recoveries:
Commercial and industrial	87	47	238	77
Lease financing receivables	436	298	997	1,994
Factored receivables	31	40	82	72
Real estate - residential mortgage	2	1	4	164
Real estate - commercial mortgage	66	-	66	-
Real estate - construction and land development	-	-	-	-
Loans to individuals	3	-	13	-
Total recoveries	625	386	1,400	2,307

Subtract:
Net charge-offs	866	1,968	5,447	7,666

Provision for loan losses	2,000	3,000	7,750	9,000

Less losses on transfers to other real estate owned	115	20	178	25

Balance at end of period	$22,154	$19,547	$22,154	$19,547

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.22%	0.55%	0.49%	0.77%

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

	September 30, 2012		December 31, 2011
	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$8,172	37.07%	$7,647	42.36%
Loans to depository institutions	-	-	-	-
Loans to nondepository financial institutions	1,751	19.97	1,369	16.74
Factored receivables	1,741	11.25	1,450	11.66
Equipment financing receivables	3,519	9.83	3,515	10.24
Real estate - residential mortgage	4,036	10.21	3,490	11.55
Real estate - commercial mortgage	2,471	10.15	2,151	5.83
Real estate - construction and land development	168	0.80	165	0.92
Loans to individuals	136	0.72	104	0.70
Unallocated	160	-	138	-
Total	$22,154	100.00%	$20,029	100.00%

As of September 30, 2012, the allowance for loan losses increased $2.1 million from $20.0 million at December 31, 2011, primarily due to an increase in the allowance allocated to commercial and industrial ($0.5 million), real estate residential mortgage ($0.5 million), loans to nondepository financial institutions ($0.4 million), real estate commercial mortgage ($0.3 million) and factored receivables ($0.3 million). The allowance allocated to commercial and industrial and to residential real estate mortgage increased primarily due to higher nonaccrual loan balances. The increases in the allowance to loans to nondepository financial institutions and real estate commercial mortgage were primarily due to higher loan balances in those categories. The allowance allocated to factored receivables increased primarily due to higher net charge-offs.

Deposits
A significant source of funds for the Company continues to be deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally, certificates of deposit).

The following table provides certain information with respect to the Company’s deposits; there were no foreign deposits at either date:

	September 30, 2012		December 31, 2011
	Balances	% of Total	Balances	% of Total

Demand	$831,281	37.35%	$765,800	38.50%
NOW	214,015	9.62	177,495	8.93
Savings	22,648	1.02	18,566	0.93
Money Market	430,854	19.36	369,362	18.57
Time deposits	726,556	32.65	657,848	33.07
Total deposits	$2,225,354	100.00%	$1,989,071	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies.  Historically, however, average balances for deposits have been relatively stable.  Information regarding these average balances is presented beginning on page 56.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  Information regarding the Company’s and the bank’s risk-based capital is presented on page 60.  In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve Board applies comparable tests for holding companies such as the parent company.  At September 30, 2012, the parent company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

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

Management is currently evaluating the potential impact on the parent company and the bank of all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis.  There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

On August, 1, 2012, in connection with the acquisition of Universal Mortgage, Inc. by the bank, the parent company issued 38,658 restricted common shares.  See "Item 2. Unregistered Sale of Equity Securities and Use of Proceeds" under Part II below for more information.

For a discussion of the Company’s liquidity risks and management’s assessment thereof and certain information regarding the Company’s contractual obligations and commitments, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 11 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control.  Any forward-looking statements we may make speak only as of the date on which such statements are made.  Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements and we make no commitment to update or revise forward-looking statements in order to reflect new information, subsequent events or changes in expectations.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets  [1]
Three Months Ended September 30,
(Unaudited)

	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other banks	$56,700	$33	0.23%	$66,961	$35	0.21%
Investment Securities
Available for sale - taxable	338,556	2,037	2.40	391,920	2,509	2.56
Held to maturity - taxable	243,021	1,319	2.17	337,634	1,978	2.34
Tax-exempt [2]	153,524	2,400	6.25	158,417	2,471	6.24
Total investment securities	735,101	5,756	3.13	887,971	6,958	3.13
FRB and FHLB stock [2]	7,733	67	3.48	8,714	75	3.44
Loans, net of unearned discounts [3]	1,632,941	21,494	5.26	1,454,029	19,721	5.54
TOTAL INTEREST-EARNING ASSETS	2,432,475	27,350	4.47%	2,417,675	26,789	4.47%
Cash and due from banks	37,218			38,558
Allowance for loan losses	(22,796)			(19,798)
Goodwill	22,901			22,901
Other assets	133,528			137,509
TOTAL ASSETS	$2,603,326			$2,596,845

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Domestic
Savings	$22,554	1	0.01%	$17,497	2	0.05%
NOW	217,675	55	0.10	223,566	117	0.21
Money market	417,192	573	0.55	377,777	633	0.67
Time	692,399	1,053	0.61	798,705	1,470	0.73
Total interest-bearing deposits	1,349,820	1,682	0.50	1,417,545	2,222	0.62

Borrowings
Securities sold under agreements to repurchase - customers	36,307	33	0.37	40,340	45	0.44
Securities sold under agreements to repurchase - dealers	-	-	-	5,002	16	1.30
Federal funds purchased	22,500	13	0.23	13,912	5	0.13
Commercial paper	13,252	10	0.29	14,521	11	0.29
Short-term borrowings - other	-	-	-	4,195	2	0.10
Advances - FHLB	107,307	457	1.69	127,782	483	1.50
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38
Total borrowings	205,140	1,036	2.02	231,526	1,085	1.87
TOTAL INTEREST-BEARING LIABILITIES	1,554,960	2,718	0.70%	1,649,071	3,307	0.80%
Noninterest-bearing deposits	755,447			582,042
Total including noninterest-bearing demand deposits	2,310,407	2,718	0.48%	2,231,113	3,307	0.59%
Other liabilities	63,607			146,262
Total liabilities	2,374,014			2,377,375
Shareholders' equity	229,312			219,470
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,603,326			$2,596,845

Net interest income/spread		24,632	3.77%		23,482	3.67%

Net yield on interest-earning assets (margin)			4.02%			3.90%

Less: Tax equivalent adjustment		840			865

Net interest income		$23,792			$22,617

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets  [1]
Nine Months Ended September 30,
(Unaudited)

	2012			2011
ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$56,586	$97	0.23%	$53,070	$92	0.23%

Investment Securities
Available for sale - taxable	354,492	6,673	2.51	393,561	7,255	2.46
Held to maturity - taxable	257,642	4,393	2.27	333,710	6,335	2.53
Tax-exempt [2]	155,694	7,298	6.25	157,144	7,323	6.21
Total investment securities	767,828	18,364	3.19	884,415	20,913	3.15
FRB and FHLB stock [2]	8,203	284	4.61	8,862	243	3.66

Loans, net of unearned discounts [3]	1,530,378	61,224	5.52	1,344,935	55,006	5.72

TOTAL INTEREST-EARNING ASSETS	2,362,995	79,969	4.61%	2,291,282	76,254	4.55%

Cash and due from banks	37,157			37,998
Allowance for loan losses	(22,022)			(19,648)
Goodwill	22,901			22,901
Other assets	131,500			131,979

TOTAL ASSETS	$2,532,531			$2,464,512

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Domestic
Savings	$20,784	3	0.02%	$18,450	7	0.05%
NOW	217,280	198	0.12	212,857	289	0.18
Money market	404,155	1,730	0.57	359,415	1,856	0.69
Time	630,789	3,128	0.66	708,919	4,212	0.79
Total interest-bearing deposits	1,273,008	5,059	0.53	1,299,641	6,364	0.65

Borrowings
Securities sold under agreements to repurchase - customers	39,399	107	0.36	42,096	145	0.46
Securities sold under agreements to repurchase - dealers	3,522	31	1.16	5,249	49	1.24
Federal funds purchased	12,226	20	0.21	14,608	14	0.13
Commercial paper	14,375	31	0.29	14,762	33	0.30
Short-term borrowings - other	-	-	-	3,794	3	0.08
Advances - FHLB	117,290	1,494	1.70	131,816	1,647	1.67
Long-term borrowings - sub debt	25,774	1,570	8.38	25,774	1,570	8.38
Total borrowings	212,586	3,253	2.05	238,099	3,461	1.95

TOTAL INTEREST-BEARING LIABILITIES	1,485,594	8,312	0.75%	1,537,740	9,825	0.85%

Noninterest-bearing deposits	760,503			558,059
Total including noninterest-bearing demand deposits	2,246,097	8,312	0.51%	2,095,799	9,825	0.63%
Other liabilities	60,910			141,840
Total liabilities	2,307,007			2,237,639

Shareholders' equity	225,524			226,873
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,532,531			$2,464,512

Net interest income/spread		71,657	3.86%		66,429	3.70%

Net yield on interest-earning assets (margin)			4.12%			3.96%

Less: Tax equivalent adjustment		2,556			2,565

Net interest income		$69,101			$63,864

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis  [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended September 30, 2012 to September 30, 2011
	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$(5)	$3	$(2)

Investment Securities
Available for sale - taxable	(323)	(149)	(472)
Held to maturity - taxable	(523)	(136)	(659)
Tax-exempt [2]	(75)	4	(71)
Total investment securities	(921)	(281)	(1,202)

FRB and FHLB stock	(9)	1	(8)

Loans, net of unearned discounts [3]	2,711	(938)	1,773

TOTAL INTEREST INCOME	$1,776	$(1,215)	$561

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$1	$(2)	$(1)
NOW	(3)	(59)	(62)
Money market	62	(122)	(60)
Time	(187)	(230)	(417)
Total interest-bearing deposits	(127)	(413)	(540)

Borrowings
Securities sold under agreements to repurchase - customers	(4)	(8)	(12)
Securities sold under agreements to repurchase - dealers	(16)	-	(16)
Federal funds purchased	3	5	8
Commercial paper	(1)	-	(1)
Short-term borrowings - other	(2)	-	(2)
Advances - FHLB	(83)	57	(26)
Long-term borrowings - sub debt	-	-	-
Total borrowings	(103)	54	(49)

TOTAL INTEREST EXPENSE	$(230)	$(359)	$(589)

NET INTEREST INCOME	$2,006	$(856)	$1,150

[1]	This table is presented on a tax-equivalent basis.

[2]
Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the change due solely to each. The change in interest expense for securities sold under agreements to repurchase-dealers and other short-term borrowings-other has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis  [1]
(Unaudited)

	Increase/(Decrease) Nine Months Ended September 30, 2012 to September 30, 2011
	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$5	$-	$5

Investment Securities
Available for sale - taxable	(724)	142	(582)
Held to maturity - taxable	(1,331)	(611)	(1,942)
Tax-exempt [2]	(62)	37	(25)
Total investment securities	(2,117)	(432)	(2,549)

FRB and FHLB stock	(18)	59	41

Loans, net of unearned discounts [3]	8,222	(2,005)	6,217

TOTAL INTEREST INCOME	$6,092	$(2,378)	$3,714

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$1	$(5)	$(4)
NOW	7	(98)	(91)
Money market	222	(348)	(126)
Time	(425)	(659)	(1,084)
Total interest-bearing deposits	(195)	(1,110)	(1,305)

Borrowings
Securities sold under agreements to repurchase - customers	(8)	(30)	(38)
Securities sold under agreements to repurchase - dealers	(15)	(3)	(18)
Federal funds purchased	(2)	8	6
Commercial paper	(1)	(1)	(2)
Short-term borrowings - other	(3)	-	(3)
Advances - FHLB	(179)	26	(153)
Long-term borrowings - sub debt	-	-	-
Total borrowings	(208)	-	(208)

TOTAL INTEREST EXPENSE	$(403)	$(1,110)	$(1,513)

NET INTEREST INCOME	$6,495	$(1,268)	$5,227

[1]	This table is presented on a tax-equivalent basis.

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

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized
As of September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk-Weighted Assets):
The Company	$265,208	12.82%	$165,544	8.00%	$206,930	10.00%
The bank	254,465	12.38	164,400	8.00	205,500	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	241,973	11.69	82,772	4.00	124,158	6.00
The bank	231,231	11.25	82,200	4.00	123,300	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	241,973	9.38	103,185	4.00	128,982	5.00
The bank	231,231	9.01	102,633	4.00	128,292	5.00

As of December 31, 2011
Total Capital(to Risk-Weighted Assets):
The Company	$256,526	13.71%	$149,738	8.00%	$187,173	10.00%
The bank	234,737	12.63	148,732	8.00	185,915	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	235,947	12.61	74,869	4.00	112,304	6.00
The bank	214,159	11.52	74,366	4.00	111,549	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	235,947	9.02	104,593	4.00	130,741	5.00
The bank	214,159	8.30	103,148	4.00	128,935	5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality.  The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities.  The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.  For the nine months ended September 30, 2012, the Company did not hold any instrument entered into for trading purposes.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year.  The Company’s gap analysis at September 30, 2012, presented on page 64, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of September 30, 2012, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities.  This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable.  Utilizing this process, management projects the impact of changes in interest rates on net interest margin.  The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios.  Management generally has maintained a risk position well within the policy limits. As of December 31, 2011, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.4% ($2.8 million) and a 5.0% ($6.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.8% ($0.9 million) decline from an unchanged rate environment.  The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2011 was considered to be remote given then-current interest rate levels.  As of September 30, 2012, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.8% ($3.4 million) and a 6.1% ($7.3 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.8% ($1.0 million) decline from an unchanged rate environment.  The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2012 was considered to be remote given then-current interest rate levels.

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

At September 30, 2012, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $13.5 million.  The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $36.1 million.  The parent company also has back-up credit lines with banks of $14.0 million.  Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of September 30, 2012:

	Payments Due by Period
Contractual obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$127,408	$1,203	$431	$100,000	$25,774
Operating Leases	41,968	4,232	9,678	7,813	20,245
Total Contractual Cash Obligations	$169,376	$5,435	$10,109	$107,813	$46,019

(1) Based on contractual maturity dates.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of September 30, 2012:

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$137,829	$137,829	$-	$-	$-
Commercial Loans	26,927	17,184	9,743	-	-
Total Loans	164,756	155,013	9,743	-	-
Standby Letters of Credit	25,261	20,934	4,327	-	-
Other Commercial Commitments	49,300	48,442	-	-	858

Total Commercial Commitments	$239,317	$224,389	$14,070	$-	$858

INFORMATION AVAILABLE ON OUR WEB SITE

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

Also posted on our web site, and available in print upon any shareholder request to our Investor Relations Department, are the charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Corporate Governance Guidelines, our Method for Interested Persons to Communicate with Non-Management Directors, our Excessive or Luxury Expenditures Policy and a Code of Business Conduct and Ethics governing our directors, officers and employees.  Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, or our executive officers or directors.  In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$149,592	$-	$-	$-	$-	$-	$149,592
Investment securities	54,894	243,130	120,969	33,084	247,724	-	699,801
Commercial and industrial loans	459,789	54,105	87,778	2,866	-	(2,004)	602,534
Lease financing receivables	322	8,026	163,848	2,817	-	(15,304)	159,709
Factored receivables	183,140	-	-	-	-	(295)	182,845
Real estate-residential mortgage	78,731	35,597	50,745	21,280	31,143	-	217,496
Real estate-commercial mortgage	18,988	20,186	96,979	27,156	1,583	-	164,892
Real estate-construction and land development	12,598	474	-	-	-	-	13,072
Loans to individuals	8,446	655	2,352	314	-	-	11,767
Loans to nondepository financial institutions	272,922	41,739	9,939	-	51	-	324,651
Noninterest-earning assets & allowance for loan losses	-	-	-	-	-	173,366	173,366
Total Assets	1,239,422	403,912	532,610	87,517	280,501	155,763	2,699,725

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings [1]	-	-	22,648	-	-	-	22,648
NOW [1]	-	-	214,015	-	-	-	214,015
Money market [1]	353,300	-	77,554	-	-	-	430,854
Time	231,921	388,672	105,654	309	-	-	726,556
Securities sold under agreement to repurchase - customers	37,314	-	-	-	-	-	37,314
Federal funds purchased	12,035	510	-	-	-	-	12,545
Commercial paper	100,369	834	431	-	-	-	101,634
Advances - FHLB	-	-	-	-	-	-	-
Long-term borrowings - subordinated debentures	-	-	-	-	25,774	-	25,774
Noninterest-bearing liabilities & shareholders' equity	-	-	-	-	-	1,128,385	1,128,385

Total Liabilities and Shareholders' Equity	734,939	390,016	420,302	309	25,774	1,128,385	2,699,725

Net Interest Rate
Sensitivity Gap	$504,483	$13,896	$112,308	$87,208	$254,727	$(972,622)	$-

Cumulative Gap
September 30, 2012	$504,483	$518,379	$630,687	$717,895	$972,622	$-	$-

Cumulative Gap
September 30, 2011 [2]	$362,539	$315,026	$347,287	$525,656	$823,217	$-	$-

Cumulative Gap
December 31, 2011 [2]	$425,764	$399,400	$478,582	$602,894	$901,522	$-	$-

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Universal acquisition

On August 1, 2012, the bank acquired the business of Universal Mortgage, Inc. ("Universal"), a residential mortgage broker in Brooklyn (the "Universal acquisition"), in exchange for the issuance of 38,658 restricted shares in the aggregate of the parent company's common shares (the "Universal Restricted Shares") and other consideration to Universal's two shareholders.  Universal's shareholders and their team joined the bank as a result of the Universal acquisition.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuance.

The valuation of the Universal Restricted Shares was set at $375,000, with the number of shares issued calculated by reference to the average closing price per share for the 20 trading days prior to the closing of the transaction.  The closing price of one common share of the parent company on the New York Stock Exchange on August 1, 2012 was $9.24.

The issuance of Universal Restricted Shares was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

The purchase agreement the bank entered into with Universal and its shareholders contains clawback provisions in respect of all or a portion of the Universal Restricted Shares, applicable upon the voluntary termination or termination by the Company for cause of the employment of, or the violation of certain covenants by, either shareholder, in each case as provided under the executive employment agreements the shareholders entered into in connection with the Universal acquisition.

Share repurchases

Under its share repurchase program, the Company buys back common shares from time to time.  The Company did not repurchase any of its common shares during the first nine months of 2012.  At September 30, 2012, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

STERLING BANCORP

(Registrant)

Date: November 8, 2012	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman and Chief Executive Officer

Date: November 8, 2012	/s/ John W. Tietjen
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