Form 10-K
period 2012-12-31
STERLING BANCORP
filed 2013-02-22
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012                                     Commission File No. 1-5273-1

STERLING BANCORP
(Exact name of Registrant as specified in its charter)

New York	13-2565216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

(212) 757-3300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, $1 par value per share	New York Stock Exchange
Cumulative Trust Preferred
Securities 8.375% (Liquidation Amount $10 per Preferred Security) of Sterling Bancorp Trust I and Guarantee of Sterling Bancorp with respect thereto	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [✓]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]  No [✓]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ] Accelerated Filer [✓] Non-Accelerated Filer [ ]  Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [✓]

On June 30, 2012, the aggregate market value of the common equity held by non-affiliates of the Registrant was $293,568,746.

The Registrant has one class of common shares, of which 30,955,796 shares were outstanding at February 15, 2013.

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

The parent company owns, directly or indirectly, all of the outstanding shares of Sterling National Bank (the “bank”), its principal subsidiary, and all of the outstanding shares of Sterling Banking Corporation and Sterling Bancorp Trust I (the “trust”). Sterling National Mortgage Company, Inc. (“SNMC”), Sterling Factors Corporation (“Factors”), Sterling Resource Funding Corp. (“Resource Funding”) and Sterling Real Estate Holding Company, Inc. are wholly-owned subsidiaries of the bank. The operations of SNMC, Factors and Resource Funding were merged into the bank as of July 1, 2011, October 1, 2011 and January 1, 2012, respectively. These actions were taken to simplify marketing and business development efforts, present a unified service offering to customers and streamline organizational structure.

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

BUSINESS OPERATIONS

The Bank
Sterling National Bank was organized in 1929 under the National Bank Act and commenced operations in New York City. The bank maintains fourteen offices in New York: eleven offices in New York City (six branches and an international banking facility in Manhattan and four branches in Queens); two branches in Nassau County (one in Great Neck and the other in Woodbury, New York) and one branch in Yonkers, New York. The executive office is located at 650 Fifth Avenue, New York, New York.

The bank provides a broad range of banking and financial products and services, including business and consumer lending, asset-based financing, residential mortgage warehouse funding, factoring/accounts receivable management services, equipment financing, commercial and residential mortgage lending and brokerage, deposit services, and trade financing.

For the year ended December 31, 2012, the bank’s average earning assets represented approximately 99.3% of the Company’s average earning assets. Loans represented 65.7% and investment securities represented 31.5% of the bank’s average earning assets in 2012.

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

The bank provides financing and human resource business process outsourcing support services, exclusively for the temporary staffing industry. The bank provides full back-office, computer, tax and accounting services, as well as financing, to independently-owned staffing companies located throughout the United States. The average contract term is 18 months for approximately 241 staffing companies.

The bank offers residential mortgage warehouse funding services to mortgage bankers. Such funding consists of a line of credit (a “warehouse line”) used by the mortgage banker as a form of temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which period typically lasts from 15 to 30 days. The bank provides warehouse lines in amounts ranging from $5 million to $30 million to an approved client base, which as of December 31, 2012, consisted of approximately 21 mortgage bankers operating nationally. The warehouse lines are secured by high quality first mortgage loans, which include conventional FannieMae and FreddieMac, jumbo and FHA loans.

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

As of December 31, 2012, the outstanding loan balance (net of unearned discounts) for commercial and industrial lending, asset-based financing, residential mortgage warehouse funding and factored receivables was $1,128.2 million, representing approximately 64.1% of the bank’s total loan portfolio.

There are no industry concentrations in the commercial and industrial loan portfolio that exceed 10% of gross loans. Approximately 67% of the bank’s loans are to borrowers located in the New York metropolitan area. The bank has no foreign loans.

Equipment Financing. The bank offers equipment financing services in the New York metropolitan area and across the United States through direct leasing programs, third-party sources and vendor programs. The bank finances full payout leases for various types of business equipment, written on a recourse basis—with personal guarantees of the principals, with terms generally ranging from 24 to 60 months. At December 31, 2012, the outstanding balance (net of unearned discounts) for equipment financing receivables was $162.1 million, with a remaining average term of 35 months, representing approximately 9.2% of the bank’s total loan portfolio.

Residential and Commercial Mortgages. The bank’s real estate loan portfolio consists of real estate loans on one-to-four family residential properties, multi-family residential properties and nonresidential commercial properties. The residential mortgage banking and brokerage business is conducted through offices located principally in New York. Residential mortgage loans, substantially all of which are for single-family residences, are focused on conforming credit, government insured FHA and other high-quality loan products and are originated primarily in the New York metropolitan area, Virginia and other mid-Atlantic states, almost all of these for resale. In addition, the Company retains in portfolio fixed and floating rate residential mortgage loans, primarily on properties located in the New York metropolitan area, which were originated by its mortgage banking division. Commercial real estate lending, including financing on multi-family residential properties and nonresidential commercial properties, is offered on income-producing investor properties and owner-occupied properties, professional co-ops and condos. At December 31, 2012, the outstanding loan balance for real estate mortgage loans was $455.6 million, representing approximately 25.9% of the bank’s total loans outstanding.

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

Foreign activities of the Company are not considered to be material with predominantly all revenues and assets attributable to customers located in the United States. As of December 31, 2012, there were no loans to or deposits from customers located outside the United States.

The composition of total revenues (interest income and noninterest income) of the bank and its subsidiaries for the three most recent fiscal years was as follows:

Years Ended December 31,	2012	2011	2010
Interest and fees on loans	58%	54%	51%
Interest and dividends on investment securities	14	17	18
Noninterest income	28	29	31
	100%	100%	100%

At December 31, 2012, the Company had 553 full-time equivalent employees, consisting of 259 officers and 294 supervisory and clerical employees. The bank considers its relations with its employees to be satisfactory.

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

SUPERVISION AND REGULATION

General
The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting the shareholders of the parent company. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the bank and the Company. It is intended only to briefly summarize some material provisions. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies, cannot be predicted, but they may have a material effect on the business results, and condition of the Company.

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

Under the Bank Merger Act, the prior approval of the OCC or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (the “CRA”) (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Financial Holding Company Regulation
The Gramm-Leach-Bliley Act:
• allows bank holding companies, subject to the requirements described below, to engage in a substantially broader range of nonbanking financial activities than was previously permissible, including (a) insurance underwriting and agency, (b) making merchant banking investments in commercial companies, (c) securities underwriting, dealing and market making, and (d) sponsoring mutual funds and investment companies;
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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be "well capitalized" and "well managed." A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the sections captioned "Capital Adequacy" and "Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. A financial holding company's status will also depend upon it maintaining its status as "well capitalized" and "well managed" under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board's regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the financial holding company's depository institutions.

In order for a financial holding company to commence any new activity permitted by the Gramm-Leach-Bliley Act or to acquire a company engaged in any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. See the section captioned "Community Reinvestment Act" included elsewhere in this item.

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to, or more likely to affect, larger institutions such as bank holding companies with total consolidated assets of $10 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Company and the bank, some of which are described in more detail below.

The Dodd-Frank Act amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. Although the comment period has been closed for some time, a final rule has not been adopted. The proposed rules are highly complex and many aspects of the Volcker Rule remain unclear. We have analyzed how the proposed rules would affect us and, as proposed, do not anticipate that the Volcker Rule will have a material effect on the operations of the Company, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. However, the full impact on us will not be known with certainty until the rules are finalized and we have designed and implemented our compliance and related programs. Companies are expected to be required to be in compliance by July 2014 (subject to possible extension).

Some of the provisions of the Dodd-Frank Act may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate, will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Payment of Dividends
The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank.

Various legal restrictions limit the extent to which the bank can fund the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of December 31, 2012, the bank could pay dividends of approximately $57.3 million to the parent company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

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

Transactions with Affiliates
Transactions between the parent company and its subsidiaries, on the one hand, and the bank and its other subsidiaries, on the other hand, are regulated by the Federal Reserve Board. These regulations limit the types and amounts of covered transactions engaged in by the bank and generally require those transactions to be on an arm’s-length basis. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

Capital Adequacy
As a bank holding company, the parent company is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. The bank is subject to similar capital requirements administered by the OCC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee. The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in tiers, depending on type:
• Core Capital (Tier 1). Currently, Tier 1 capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries, and, under existing standards, a limited amount of qualifying trust preferred securities, and qualifying cumulative perpetual preferred stock at the holding company level, less goodwill, most intangible assets and certain other assets.
• Supplementary Capital (Tier 2). Currently, Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies such as the parent company, which, among other things as applied to the parent company, going forward will preclude the parent company from including in Tier 1 capital trust preferred securities or cumulative preferred stock issued on or after May 19, 2010. As of the date of this report the parent company did not have any trust preferred securities issued on or after that date or any cumulative preferred stock outstanding. The parent company's existing capital trust preferred securities are grandfathered as Tier 1 capital as its consolidated assets were less than $15 billion on December 31, 2009.

As a bank holding company, the parent company is currently required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). National banks are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized,” its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. The elements currently comprising Tier 1 capital and Tier 2 capital and the minimum Tier 1 capital and total capital ratios may in the future be subject to change, as discussed in greater detail below.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that have the highest supervisory rating. All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized,” its leverage ratio must be at least 5.0%. The bank regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, current economic conditions, the global financial crisis and the likelihood, as described below, of increased formal capital requirements for banking organizations. In light of the foregoing, the Company and the bank expect that they will maintain capital ratios substantially in excess of these ratios.

In 2012, the Company’s primary federal regulators, the Federal Reserve Board and the OCC, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the parent company and the bank, compared to the current U.S. risk-based capital rules, which are based on the aforementioned Basel I capital accords of the Basel Committee. One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively; however, final rules have not yet been adopted, and the Basel III framework is therefore not yet applicable to the parent company and the bank.

The Basel III Proposal, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased-in on January 1, 2019, the Basel III Proposal would require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter).

The Basel III Proposal also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the parent company or the bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Proposal, the initial minimum capital ratios would be the following:
• 3.5% CET1 to risk-weighted assets.
• 4.5% Tier 1 capital to risk-weighted assets.
• 8.0% Total capital to risk-weighted assets.

The Basel III Proposal provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of accumulated other comprehensive items are not excluded, which could result in significant variations in level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s investment securities portfolio.

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

With respect to the bank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well-capitalized.

The federal banking agencies in 2008 proposed, as an option for banking institutions that are not subject to the advanced risk-weighting approaches of Basel II, an approach based upon the Basel II standardized risk-weighting approach, but the agencies never proceeded with it. The Standardized Approach Proposal expands upon the initial U.S. Basel II approach from 2008 but would be mandatory and, because of the Dodd-Frank Act’s prohibition on the use of credit ratings, would substitute non ratings-based alternatives for Basel II’s heavy reliance on credit ratings.

The Standardized Approach Proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Specifics include, among other things:
• Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
• For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases).
• Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.
• Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
• Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.
• Providing for a 100% risk weight for claims on securities firms.
• Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Standardized Approach Proposal also provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of December 31, 2012, the parent company and the bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum LCR of 60% on January 1, 2015 with a phase-in continuing through 2019. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

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

A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than that indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2012, the Company and the bank were “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

Support of the Bank
Federal Reserve Board policy historically required a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. As a result, the Federal Reserve Board may require the parent company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times by the Federal Reserve Board even though the parent company may not be in a financial position to provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHCA provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, under the National Bank Act, if the capital stock of the bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the parent company. If the assessment is not paid within three months, the OCC could order a sale of the capital stock of the bank held by the parent company to make good the deficiency.

FDIC Insurance
The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that, as described below, takes into account, among other things, a bank’s capital level and supervisory rating (its “CAMELS rating”).

Substantially all of the deposits of the bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity.

The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the bank. The bank paid a deposit insurance premium in 2012 amounting to $1.6 million.

In addition, the bank is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The bank paid a FICO assessment in 2012 amounting to $150 thousand. The FICO annualized assessment rate for the first quarter of 2013 is 0.64 cents per $100 of deposits.

On November 17, 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were collected by the FDIC on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009. As of December 31, 2012, $1.2 million in pre-paid deposit insurance is included in “Other assets” in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Incentive Compensation
The Dodd-Frank Act requires U.S. financial regulators, including the Federal Reserve Board, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at certain regulated entities, including bank holding companies and national banks, having at least $1 billion in total assets, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the U.S. financial regulators in February 2011 but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation, and require us to adopt additional policies and procedures.

In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The incentive compensation guidelines, which cover all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, are based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act discussed above.

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

In addition, in the first half of 2011, the SEC adopted rules concerning say-on-pay votes and golden parachute compensation arrangements. These rules require us to make enhanced disclosures to the SEC, and require us to provide our shareholders with a nonbinding say-on-pay vote to approve the compensation of the named executive officers, a nonbinding vote to determine how often the say-on-pay vote will occur and, in certain circumstances, a nonbinding vote to approve, and proxy disclosure of, golden parachute compensation arrangements.

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

Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. In its most recent CRA exam report the bank received a rating of “satisfactory.”

Financial Privacy
In accordance with the Gramm-Leach-Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of implementing regulations, which apply to various requirements of the USA Patriot Act to financial institutions such as the Company. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including the imposition of enforcement actions and civil monetary penalties.

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

As a result of the continued volatility and instability in the financial system, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. The Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices, which they would not otherwise elect.

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

Consequences of Noncompliance with Supervision or Regulation
Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess criminal and civil monetary penalties, to issue cease-and-desist or removal orders to terminate FDIC insurance, to revoke our banking charter and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws, regulations, policies and supervisory guidance and for unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

SELECTED CONSOLIDATED STATISTICAL INFORMATION

I. Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The information appears on pages 47 and 48 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

II. Investment Portfolio
A summary of the Company’s investment securities by type with related carrying values at the end of each of the three most recent fiscal years appears beginning on page 38 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Information regarding book values and range of maturities by type of security and weighted average yields for totals of each category appears on pages 39 and 40 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

III. Loan Portfolio
A table setting forth the composition of the Company’s loan portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years appears beginning on page 41 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

A table setting forth the maturities and sensitivity to changes in interest rates of the Company’s commercial and industrial loans at December 31, 2012 appears on page 41 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

It is the policy of the Company to consider all customer requests for extensions of original maturity dates (rollovers), whether in whole or in part, as though each was an application for a new loan subject to standard approval criteria, including credit evaluation. Additional information appears under “Loan Portfolio” beginning on page 40 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and under “Loans” in Note 1 and in Note 5 of the Company’s consolidated financial statements.

A table setting forth the aggregate amount of domestic nonaccrual, past due and restructured loans of the Company at the end of each of the five most recent fiscal years appears on page 42 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”; there were no foreign loans accounted for on a nonaccrual basis. Information regarding loans that have undergone a troubled debt restructuring and impaired loans is presented under “Loans and Allowance for Loan Losses” in Note 5 of the Company’s consolidated financial statements. Loan concentration information is presented in Note 5 of the Company’s consolidated financial statements. Information regarding Federal Reserve and Federal Home Loan Bank stock is presented in Note 1 of the Company’s consolidated financial statements.

IV. Summary of Loan Loss Experience
A summary of loan loss experience appears in Note 5 of the Company’s consolidated financial statements and beginning on page 41 under “Asset Quality” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” A table setting forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years appears on page 44 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the outstanding loan portfolio at December 31, 2012. Net losses within the loan portfolio are not, however, statistically predictable and are subject to various external factors that are beyond the control of the Company. Consequently, changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision recorded in 2012.

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

V. Deposits
Average deposits and average rates paid for each of the three most recent years are presented on page 47 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Outstanding time certificates of deposit issued from domestic and foreign offices and interest expense on domestic and foreign deposits are presented in Note 7 of the Company’s consolidated financial statements.

The table providing selected information with respect to the Company’s deposits for each of the three most recent fiscal years appears on page 46 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

Since then, the financial services industry and the securities markets generally have been materially and adversely affected at times by significant declines in the values of asset classes and by a lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.

Although U.S. economic conditions have generally improved from 2008 and 2009 levels, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Despite the actions of the U.S. Government and the Federal Reserve Board, both with respect to monetary policy, fiscal policy and increased regulations meant to restore investor confidence, the overall business environment in 2012 was adverse for many households and businesses in the United States and worldwide. In addition, concerns over U.S. fiscal policy, budget deficit issues and political debate over the debt ceiling have created additional economic and market uncertainty.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the New York metropolitan area and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; state and national fiscal disruptions; natural disasters; or a combination of these or other factors. The business environment in the New York metropolitan area, the United States and worldwide has generally improved since the recession, but there can be no assurance that these conditions will continue to improve in the near term. A slowing of improvement or a return to deteriorating economic conditions could adversely affect the credit quality of the Company’s loans, business results of operations and financial condition.

Market Volatility May Adversely Impact Our Business, Financial Condition and Results of Operations and Our Ability to Manage Risk
The capital and credit markets experienced unprecedented volatility and disruption during the 2008 financial crisis. During times of market stress, our hedging and other risk management strategies may not be as effective at mitigating securities trading losses as they would be under less volatile market conditions. Further market volatility could produce downward pressure on our stock price and credit availability without regard to our underlying financial strength. The broad decline in stock prices throughout the financial services industry, which has also affected our common shares, could require a goodwill impairment test. A substantial goodwill impairment charge could have an adverse impact on our results of operations. Severe market events have historically been difficult to predict, however, and we could realize significant losses if extreme market events were to occur. For a discussion of risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 49 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” If markets experience further upheavals, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to manage risk and on our business, financial condition and results of operations.

We May Experience Write-downs of Investment Securities that We Own and Other Losses Related to Volatile and Illiquid Market Conditions, Reducing Our Earnings
We maintain an investment securities portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on our balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes residential mortgage-backed securities, agency notes, municipal obligations and corporate debt securities, the values of which are subject to market price volatility to the extent unhedged. This volatility affects the amount of our capital. In addition, if such investments suffer credit losses, we may recognize the credit losses as an other-than-temporary impairment which could impact our revenue in the quarter in which we recognize the losses. If we experience losses related to our investment securities portfolio in the future, it could ultimately adversely affect our results of operations and capital levels. For information regarding our investment securities portfolio, see “BALANCE SHEET ANALYSIS—Securities” beginning on page 37 and for information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to “ASSET/LIABILITY MANAGEMENT—Market Risk” beginning on page 49, both of which are in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s management of interest rate risk, see “ASSET/LIABILITY MANAGEMENT” beginning on page 49 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company Is Subject to Lending Risk
There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates, as well as those throughout the United States. Increases in interest rates and/or a return to weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company. In addition, under various laws and regulations relating to mortgage lending and terms of various agreements the Company is a party to, the Company may be required to repurchase loans or indemnify loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults.

As of December 31, 2012, approximately 59.1% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. Further, if repurchase and indemnity demands with respect to the Company’s loan portfolio increase, its liquidity, results of operations and financial condition will be adversely affected. For further discussion related to commercial and industrial, construction and commercial real estate loans, see “Loan Portfolio” beginning on page 40 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company’s Allowance for Loan Losses May Be Insufficient
The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. For further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses, see “Asset Quality” beginning on page 41 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

If the Company is unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see “Liquidity Risk” beginning on page 51 in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Parent Company Relies on Dividends from Its Subsidiaries
The parent company is a separate and distinct legal entity from its subsidiaries. It receives dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the parent company’s common shares and principal and interest on its debt. Various federal and/or state laws and regulations limit the amount of dividends that the bank and certain nonbank subsidiaries may pay to the parent company. Also, the parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the bank is unable to pay dividends to the parent company, the parent company may not be able to service debt, pay obligations or pay dividends on the parent company’s common shares. The inability of the parent company to receive dividends from the bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See “SUPERVISION AND REGULATION” on pages 3–13 and Note 15 of the Company’s consolidated financial statements.

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

The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the bank or counterparties participating in the capital markets, or a downgrade of the parent company or the bank’s ratings, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s liquidity business, financial condition and results of operations.

The Company Is Subject to a Variety of Operational Risks, Including Reputational Risk, Legal and Compliance Risk, the Risk of Fraud or Theft by Employees or Outsiders
The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from its actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. The 2008 financial crisis and current political and public sentiment regarding financial institutions have resulted in a significant amount of adverse media coverage of financial institutions. Harm to our reputation can result from numerous sources, including adverse publicity arising from events in the financial markets, our perceived failure to comply with legal and regulatory requirements, the purported actions of our employees or alleged financial reporting irregularities involving ourselves or our competitors. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Additionally, a failure to deliver appropriate standards of service and quality or a failure to appropriately describe our products and services can result in customer dissatisfaction, lost revenue, higher operating costs and litigation. Actions by the financial services industry generally or by other members of or individuals in the financial services industry can also negatively impact our reputation. For example, public perception that some consumers may have been treated unfairly by financial institutions has damaged the reputation of the financial services industry as a whole. Negative public opinion can adversely affect its ability to attract and keep customers and can expose the Company to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about its other business. Negative public opinion could also affect its credit ratings, which are important to its access to unsecured wholesale borrowings.

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

The Company’s Profitability Depends Significantly on Local and Overall Economic Conditions
The Company’s success depends significantly on the economic conditions of the communities it serves and the general economic conditions of the United States. The Company has operations in New York City and the New York metropolitan area, and conducts business in Virginia and other mid-Atlantic states and throughout the United States. The economic conditions in these areas and throughout the United States have a significant impact on the demand for the Company’s products and services, as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. Poor economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, acts of God or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company Operates in a Highly Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks have entered the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. The expiration on December 31, 2012 of the FDIC’s unlimited insurance coverage for non-interest-bearing transaction accounts at banking institutions may make it more likely for depositors to move funds into non-bank products. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than the Company does.

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

The Company Is Subject to Extensive Government Regulation and Supervision
The Company, primarily through the parent company and the bank and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital levels and structure, compensation practices, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions’ regulatory regimes. U.S. regulatory agencies—banking, securities and commodities—are steadily publishing notices of proposed and final regulations required by the Dodd-Frank Act, and new bodies created by the Dodd-Frank Act (including the Financial Stability Oversight Council and the Consumer Financial Protection Bureau) are commencing operations. The related findings of various regulatory and commission studies, the interpretations issued as part of the rulemaking process, the final regulations that are issued with respect to various elements of the new law and market practices that develop around the final rules may cause changes that impact the profitability of our business activities and cause us to change certain business practices and plans. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “SUPERVISION AND REGULATION” on pages 3–13.

Increases in FDIC Insurance Premiums May Adversely Affect the Company’s Earnings
Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the increase of insured amount of deposit accounts placed additional stress on the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions.

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

For an entity to qualify as a REIT, it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries, which comprise more than 25% of its total assets. At December 31, 2012, SREHC met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2012, SREHC had met the two annual income tests and the distribution test.

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

If the Company’s Information Systems Experience an Interruption or Breach in Security that Results in a Loss of Confidential Client Information or Impacts Our Ability to Provide Services to Our Clients, Our Business and Results of Operations May Be Adversely Affected
The Company relies heavily on communications and information systems to conduct its business. The security of our computer systems, software and networks, and those functions that we may outsource, may be vulnerable to breaches, hacker attacks, unauthorized access and misuse, computer viruses and other cyber security risks and events that could result in failures or disruptions in our business, customer relationship management, general ledger, deposit and loan systems. Our businesses that rely heavily on technology are particularly vulnerable to security breaches and technology disruptions. Breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients’ or counterparties’ confidential information, including employees and customers, as well as hackers. A breach of security that results in the loss of confidential client information may require us to reimburse clients for data and credit monitoring efforts and would be costly and time-consuming, and may negatively impact our results of operations and reputation. Additionally, security breaches or disruptions of our information system could impact our ability to provide services to our clients, which could expose us to liability for damages, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations. Certain security breaches or other cyber incidents may remain undetected for an extended period of time, which may amplify the damages to our clients and/or us arising from such breaches or incidents. In addition, the failure to upgrade or maintain our computer systems, software and networks, as necessary, could also make us susceptible to breaches and unauthorized access and misuse. During the year, the Company experienced occasional cyber-attacks and attempted breaches, which did not, individually or in the aggregate, have a material impact on the Company. There can be no assurance that any failures, interruptions or security breaches that occur in the future will be adequately addressed. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from information systems security risks.

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

The Company Is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility and Lender Liability
From time to time, customers may make claims or take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether such claims or actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they could result in significant financial liability and/or adversely affect the market perception of the Company and its products and services, as well as impact customer demand for those products and services. Any fiduciary liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

An Investment in the Parent Company’s Common Shares Is Not an Insured Deposit
The parent company’s common shares are not bank deposits and, therefore, are not insured against loss by the Federal Deposit Insurance Corporation, any other deposit insurance fund or by any other public or private entity. Investment in the parent company’s common shares is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common shares in any company. As a result, if you acquire the parent company’s common shares, you may lose some or all of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal office of the Company occupies one floor at 650 Fifth Avenue, New York, N.Y., consisting of approximately 14,400 square feet. The lease for this office expires April 30, 2016. Rental commitments to the expiration date approximate $3.0 million.

At December 31, 2012, the bank also maintains operating leases for 12 branch offices, the international banking facility, and additional space in New York City, Nassau, Suffolk and Westchester counties (New York) with an aggregate of approximately 135 thousand square feet. The aggregate office rental commitments for these premises approximate $41.0 million. These leases have expiration dates ranging from 2013 through 2025 with varying renewal options. The bank owns free and clear (not subject to a mortgage) a building in which it maintains a branch located in Forest Hills, Queens, N.Y.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there is currently no liability that is probable and can be reasonably estimated with respect to such proceedings and accordingly no provision has been made in the Company’s consolidated financial statements. During the 2011 fourth quarter, the Company recorded a charge related to the settlement of certain litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

This table sets forth information regarding the parent company’s executive officers:

Name of Executive	Title	Age	Held Executive Office Since
Louis J. Cappelli	Chairman of the Board and Chief Executive Officer, Director	82	1967
John C. Millman	President, Director	70	1986
John W. Tietjen	Executive Vice President and Chief Financial Officer	68	1989
Howard M. Applebaum	Senior Vice President	54	2002
Eliot S. Robinson	Executive Vice President of Sterling National Bank	70	1998

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The parent company’s common shares are traded on the NYSE under the symbol “STL.” Information regarding the quarterly prices of the common shares is presented in Note 24 on page 112. Information regarding the average common shares outstanding and dividends per common share is presented in the Consolidated Statements of Income on page 58. Information regarding the Company’s stock incentive plans is presented in Note 16 on page 94. Information regarding legal restrictions on the ability of the bank to pay dividends is presented in Note 15 on page 94. Although such restrictions do not apply to the payment of dividends by the parent company to its shareholders, such dividends may be limited by other factors, such as the requirement to maintain adequate capital under the risk-based capital regulations described in Note 21 beginning on page 108. As of February 15, 2013, there were 1,162 shareholders of record of our common shares.

During the fiscal years ended December 31, 2012 and 2011, the following dividends were declared on our common shares:

Cash Dividends Per Share	2012	2011
First Quarter	$0.09	$0.09
Second Quarter	0.09	0.09
Third Quarter	0.09	0.09
Fourth Quarter	0.09	0.09
Total	$0.36	$0.36

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

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the fourth quarter of 2012. At December 31, 2012, the maximum number of shares that may yet be repurchased under the share repurchase program was 870,963. Share repurchases are subject to the oversight of the Company’s banking regulators.

For information regarding securities authorized for issuance under the Company’s equity compensation plan, see Item 12 on page 117. The following performance graph compares for the fiscal years ended December 31, 2008, 2009, 2010, 2011 and 2012 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Sterling’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the KBW Regional Banks Index (a market-capitalization weighted bank-stock index):

*$100 invested in 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
Sterling Bancorp	100.00	108.78	59.29	90.33	77.78	85.20
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
KRX-KBW Regional Bank Index	100.00	81.44	63.41	76.35	72.43	82.02

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appears on pages 30–55 and supplementary quarterly data appears in Note 24 of the Company’s consolidated financial statements. All such information should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appears on pages 49–52 under the caption “ASSET/LIABILITY MANAGEMENT.” All such information should be read in conjunction with the consolidated financial statements and notes thereto.

Sterling Bancorp
SELECTED FINANCIAL DATA[1]

(dollars in thousands except per share data)	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Total interest income	$104,895	$99,665	$100,252	$107,261	$119,092
Total interest expense	10,981	12,987	15,583	19,295	33,388
Net interest income	93,914	86,678	84,669	87,966	85,704
Provision for loan losses	10,250	12,000	28,500	27,900	8,325
Net securities gains	1,813	2,491	3,928	5,561	—
Other-than-temporary losses	—	—	—	—	(1,684)
Noninterest income, excluding net securities gains and other-than-temporary losses	38,960	38,407	39,899	36,407	33,361
Noninterest expenses	95,884	93,784	90,812	87,704	83,874
Income before taxes	28,553	21,792	9,184	14,330	25,182
Provision for income taxes	8,537	4,196	2,158	4,908	9,176
Net income	20,016	17,596	7,026	9,422	16,006
Dividends on preferred shares and accretion	—	2,074	2,589	2,773	102
Net income available to common shareholders	20,016	15,522	4,437	6,649	15,904
Net income available to common shareholders
Per average common share—basic	0.65	0.51	0.18	0.37	0.89
—diluted	0.65	0.51	0.18	0.37	0.88
Dividends per common share	0.36	0.36	0.36	0.56	0.76
YEAR END BALANCE SHEETS
Interest-bearing deposits with other banks	112,886	126,448	40,503	36,958	13,949
Investment securities	683,245	677,871	789,315	737,065	793,924
Loans held for sale	121,237	43,372	32,049	33,889	23,403
Loans held in portfolio, net of unearned discounts	1,649,753	1,473,309	1,314,234	1,195,415	1,184,585
Total assets	2,750,842	2,493,297	2,360,457	2,165,609	2,179,101
Noninterest-bearing demand deposits	924,351	765,800	570,290	546,337	464,585
Savings, NOW and money market deposits	701,692	565,423	562,207	592,015	564,205
Time deposits	642,041	657,848	615,267	442,315	329,034
Short-term borrowings	48,295	65,798	60,894	131,854	363,404
Advances—FHLB and long-term debt	127,039	148,507	169,947	155,774	175,774
Shareholders’ equity	228,090	220,821	222,742	161,950	160,480
AVERAGE BALANCE SHEETS
Interest-bearing deposits with other banks	58,836	93,561	31,960	36,804	5,727
Investment securities	755,399	850,997	768,184	719,485	744,169
Loans held for sale	49,358	27,954	35,354	41,225	23,286
Loans held in portfolio, net of unearned discounts	1,534,478	1,351,407	1,227,049	1,154,041	1,120,362
Total assets	2,576,815	2,508,184	2,244,569	2,114,221	2,066,628
Noninterest-bearing demand deposits	782,771	596,608	489,184	441,087	427,105
Savings, NOW and money market deposits	653,292	596,007	564,061	562,780	522,807
Time deposits	645,745	729,053	559,203	375,742	451,031
Short-term borrowings	66,874	77,143	112,207	271,075	279,840
Advances—FHLB and long-term debt	139,067	155,332	158,351	174,981	163,479
Shareholders’ equity	227,619	224,820	213,153	158,225	119,791
RATIOS
Return on average total assets	0.78%	0.70%	0.31%	0.45%	0.77%
Return on average shareholders’ equity	8.79	7.83	3.30	5.95	13.36
Dividend payout ratio	55.62	63.21	126.29	107.52	85.43
Average shareholders’ equity to average total assets	8.83	8.96	9.50	7.48	5.80
Net interest margin (tax-equivalent basis)	4.17	4.01	4.40	4.70	4.65
Loans/assets, year end[2]	64.38	60.83	57.03	56.77	55.44
Net charge-offs/loans, year end[3]	0.47	0.69	2.25	1.95	0.54
Nonperforming loans/loans, year end[2]	0.33	0.42	0.49	1.46	0.61
Allowance/loans, year end[3]	1.35	1.36	1.39	1.66	1.35
Allowance/nonaccrual loans	377.36	315.02	274.50	110.54	218.00

[1] Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.
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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, our ability to hold to maturity securities designated as held to maturity, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements the Company may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements, and the Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

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

RECENT REGULATORY DEVELOPMENTS

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

In October 2011, federal regulators proposed rules to implement the Volcker Rule. The proposed rules are highly complex, and many aspects of the Volcker Rule remain unclear. Companies are expected to be required to be in compliance by July 2014 (subject to possible extension).

Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for the Company’s business will depend to a large extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies. The Company continues to analyze the impact of rules adopted under the Dodd-Frank Act on the Company’s businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impact can be understood.

In June 2012, the Company’s primary federal regulator, the Federal Reserve Board, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the parent company and the bank, compared to the current U.S. risk-based capital rules, which are based on the aforementioned Basel I capital accords of the Basel Committee. One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively; however, final rules have not yet been adopted, and the Basel III framework is therefore not yet applicable to the parent company and the bank.

The Basel III Proposal, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

For more detailed discussion on recent legislative and regulatory developments, including the Dodd-Frank Act and increased capital and liquidity requirements, see “SUPERVISION AND REGULATION” on pages 3–13.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note 1 beginning on page 63. The accounting for factoring transactions also is discussed under “BUSINESS OPERATIONS —The Bank—Commercial Lending, Asset-Based Financing, Residential Mortgage Warehouse Lending and Factoring/Accounts Receivable Management” on pages 1 and 2.

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

Management utilizes various inputs to determine the fair value of its securities portfolio. Fair value of securities is based upon market prices, where available (Level 1 inputs). If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses, as inputs, observable market-based parameters (Level 2 inputs). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters (Level 3 inputs). Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 20 of the Company’s consolidated financial statements.

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

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The methodology used to determine the allowance for loan losses is outlined in Note 1 to the consolidated financial statements and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under the caption “Asset Quality” beginning on page 41.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. In connection with determining its income tax provision under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 740: Income Taxes, the Company maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. The Company evaluates each of its tax positions and strategies periodically to determine whether the reserve continues to be appropriate. Additional discussion on the accounting for income taxes is presented in Note 1 and in Note 18 of the Company’s consolidated financial statements.

OVERVIEW

The Company provides a broad range of banking and financial products and services, including business and consumer lending, asset-based financing, residential mortgage warehouse funding, factoring/accounts receivable management services, equipment financing, commercial and residential mortgage lending and brokerage, deposit services and trade financing. The Company has operations in the New York metropolitan area and conducts business throughout the United States. The general state of the U.S. economy and, in particular, economic and market conditions in the New York metropolitan area have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of any collateral securing these loans and may also affect deposit levels. Accordingly, future general economic conditions are a key uncertainty that management expects will materially affect the Company’s results of operations.

In 2012, the bank’s average earning assets represented approximately 99.3% of the Company’s average earning assets. Loans represented 65.7% and investment securities represented 31.5% of the bank’s average earning assets in 2012.

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during 2012, 2011 and 2010. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during 2012, 2011 and 2010. The Company’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company’s net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

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

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the RATE/VOLUME ANALYSIS shown on page 48. Information as to the components of interest income and interest expense and average rates is provided in the AVERAGE BALANCE SHEETS shown on page 47.

COMPARISON OF THE YEARS 2012 AND 2011

The Company reported net income available to common shareholders for 2012 of $20.0 million, representing $0.65 per share calculated on a diluted basis, compared to $15.5 million, or 0.51 per share calculated on a diluted basis, for 2011. The increase in net income available to common shareholders was primarily due to a $7.2 million increase in net interest income, a $1.8 million decrease in the provision for loan losses and a $2.1 million decrease in dividend and accretion on the preferred shares, resulting from the repurchase in the second quarter of 2011 of all of the preferred shares and the warrant issued under the TARP Capital Purchase Program. Those benefits were partially offset by a $0.1 million decrease in noninterest income, a $2.1 million increase in noninterest expenses and a $4.3 million increase in the provision for income taxes.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $97.3 million for 2012 compared to $90.1 million for 2011. Net interest income benefited from higher average loan balances, lower interest-bearing liabilities balances and lower cost of funding. Net interest income also benefited from the reclassification from accounts receivable management/factoring commissions and other fees into interest income from loans of revenues related to one of the Company’s lending products, thereby more appropriately reflecting the characteristics of the product. Prior periods have been reclassified to conform with the current presentation. Those benefits were partially offset by the impact of lower yields on investment securities and loans and lower average investment securities balances. The net interest margin, on a tax-equivalent basis, was 4.17% for 2012 compared to 4.01% for 2011. As discussed in detail below, the net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits. See page 47 for the tax-equivalent adjustment to net interest income.

Total interest income, on a tax-equivalent basis, aggregated $108.3 million for 2012, up $5.2 million from 2011 as the benefit of higher average loan balances more than offset the impact of lower investment securities balances and lower yields. Total interest earning assets increased to $2,406.1 million for 2012 compared to $2,332.7 million for 2011. The tax-equivalent yield on interest-earning assets was 4.64% for 2012 compared to 4.58% for 2011.

Interest earned on the loan portfolio increased to $84.0 million for 2012 from $75.3 million in 2011. Average loan balances amounted to $1,583.8 million for 2012, an increase of $204.4 million from an average of $1,379.4 million in 2011. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $12.2 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.56% for 2012 from 5.81% for 2011, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $23.8 million for 2012 from $27.2 million in 2011. Average outstandings decreased to $755.4 million (31.4% of average earning assets) for 2012 from $851.0 million (36.5% of average earning assets) in 2011. The average yield on investment securities decreased to 3.14% for 2012 from 3.20% in the corresponding 2011 period. The decrease in balances and decrease in yield reflect the Company’s decision to replace a portion of medium term (approximate 5 year original maturities), lower yielding U.S. Government Agency Securities that were called by the issuer with longer term (approximate 10-15 year original maturities) U.S. Government Agency securities having approximately the same or slightly higher yield thereby maintaining a pool of pledgable collateral. Management’s Asset/Liability strategy continues to be designed to maintain a portfolio of corporate securities with a relatively short-term average life positioning the Company for higher interest rates in future periods. This strategy was implemented through the sale of available for sale securities, principally longer dated corporate securities and selected obligations of states and political subdivisions with longer average lives.

Total interest expense decreased by $2.0 million for 2012 from $13.0 million for 2011, due to the impact of lower balances and rates paid for interest-bearing liabilities.

Interest expense on deposits decreased to $6.7 million for 2012 from $8.4 million for 2011, due to decreases in the cost of those funds, coupled with the impact of changes in the mix. The average rate paid on interest-bearing deposits was 0.52%, which was 12 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies for NOW, Money market and certificates of deposit that are rolled over at their maturity date and the Company’s purchase of certificates of deposit from various listing services and investment advisors which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,299.0 million for 2012 compared to $1,325.1 million for 2011.

Interest expense on borrowings decreased to $4.2 million for 2012 from $4.5 million for 2011, primarily due to lower average balances. Average borrowings decreased to $205.9 million for 2012 from $232.5 million in 2011, reflecting a lesser reliance by the Company on wholesale borrowed funds.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 41), the provision for loan losses for 2012 was $10.3 million, compared to $12.0 million for the prior year. Factors affecting the provision for the year 2012 included current economic conditions and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of December 31, 2012, the allowance for loan losses increased to $22.3 million from $20.0 million at December 31, 2011, primarily due to a lower level of equipment finance net charge-offs.

Noninterest Income
Noninterest income decreased to $40.8 million for 2012 from $40.9 million in 2011. The decrease principally resulted from lower accounts receivable management/factoring commissions and other related fees and securities gains partially offset by higher mortgage banking income. Accounts receivable management/factoring commissions and other related fees were negatively impacted by the level and mix of sales volume and by lower trade finance volume. Mortgage banking income increased principally due to higher volume of loans sold.

Noninterest Expense
Noninterest expenses were $95.9 million for 2012, compared to $93.8 million for 2011. Higher compensation expense, reflecting the Company’s continued investment in the franchise, were partially offset by reductions in deposit insurance premiums.

Provision for Income Taxes
Reflecting an increase in pre-tax income of $6.8 million, the provision for income taxes for the year 2012 was $8.5 million, reflecting an effective tax rate of 29.9%, compared with $4.2 million for 2011, reflecting an effective tax rate of 19.3%. The increase in the effective tax rate was primarily due to a higher level of pre-tax income in the 2012 period compared to the 2011 period. In 2011, the level of the provision and the effective tax rate also included a net benefit recognized of $1.9 million in the fourth quarter as the result of the completion of federal tax audits for the periods 2002 through 2009.

COMPARISON OF THE YEARS 2011 AND 2010

The Company reported net income available to common shareholders for 2011 of $15.5 million, representing $0.51 per share calculated on a diluted basis, compared to $4.4 million, or $0.18 per share calculated on a diluted basis, for 2010. The $11.1 million increase in net income available to common shareholders was primarily due to a $2.0 million increase in net interest income, a $16.5 million decrease in the provision for loan losses and a $0.5 million decrease in dividends and accretion related to the preferred shares issued to the U.S. Treasury under the TARP Capital Purchase Program, which more than offset a $2.9 million decrease in noninterest income, a $3.0 million increase in noninterest expenses and a $2.0 million higher provision for income taxes.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $90.1 million for 2011 compared to $87.3 million for 2010. Net interest income benefited from higher average loan and investment securities balances and lower cost of funding. Partially offsetting those benefits was the impact of lower yield on loans and investment securities and higher interest-bearing deposit balances. The net interest margin, on a tax-equivalent basis, was 4.01% for 2011 compared to 4.40% for 2010. The net interest margin was impacted by the lower interest rate environment in 2011, the higher level of noninterest-bearing demand deposits and the effect of higher average loans outstanding.

Total interest income, on a tax-equivalent basis, aggregated $103.1 million for 2011, compared to $102.9 million from 2010. The tax-equivalent yield on interest-earning assets was 4.58% for 2011 compared to 5.19% for 2010.

Interest earned on the loan portfolio increased to $75.3 million for 2011 from $73.2 million for the prior year period. Average loan balances amounted to $1,379.4 million, an increase of $117.0 million from an average of $1,262.4 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $7.4 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.81% for 2011 from 6.24% for 2010 period, which was primarily attributable to the lower interest rate environment in 2011 and the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $27.2 million for 2011 from $29.2 million in 2010. Average outstandings increased to $851.0 million (36.5% of average earning assets) for 2011 from $768.2 million (37.1% of average earning assets) in 2010. The average yield on investment securities decreased to 3.20% for 2011 from 3.80% in 2010. The change in both balances and yield reflect the impact of the Company’s asset/liability management strategy designed to shorten the average life of the portfolio to position it for rising interest rates in the future, as well as maintain liquidity to grow the loan portfolio. The short-term part of the strategy was implemented by the sale of available for sale securities, principally mortgage-backed securities with longer term average lives offset by the purchase of short-term corporate debt. The long-term part of the strategy was implemented through the purchase of obligations of U.S. government corporations and government-sponsored enterprises and obligations of state and political subdivisions with maturities up to 15 years.

Total interest expense decreased by $2.6 million for 2011 from $15.6 million for the 2010 period, primarily due to the impact of lower rates paid, coupled with lower balances for borrowings partially offset by the impact of higher interest-bearing deposit balances.

Interest expense on deposits decreased to $8.4 million for 2011 from $9.6 million for the 2010 period, due to a decrease in the cost of those funds partially offset by the impact of higher interest-bearing deposit balances. The average rate paid on interest-bearing deposits was 0.64%, which was 21 basis points lower than the prior year period. The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) and various listing services which provided certificate of deposit balances at lower rates. Average interest-bearing deposits were $1,325.1 million for 2011 compared to $1,123.3 million for 2010, reflecting the impact of the Company’s business development activities, as well as funds received from CDARS and various listing services.

Interest expense on borrowings decreased to $4.5 million for 2011 from $6.0 million for the 2010 period, primarily due to lower cost of those funds, partially offset by the impact of the changes in mix. The average rate paid for borrowed funds was 1.96%, which was 26 basis points lower than the prior-year period. The decrease in the average cost of borrowings reflects the lower interest rate environment in 2011. During the 2011 first quarter, the bank restructured a portion of its Federal Home Loan Bank fixed rate advances by repaying $100 million of existing borrowings and replacing them with $100 million of lower cost, floating rate advances. This transaction resulted in $4.2 million in prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of these borrowings in future periods. The existing borrowings were a combination of fixed rate and amortizing advances with an average cost of 2.58% and an average duration of 3.2 years. The new borrowings are all floating-rate advances with a current average cost of 1.58%, including the deferred adjustment, with an average duration of three months. The relevant accounting treatment for this transaction was provided by ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and a reduction of average duration. Average borrowings decreased to $232.5 million for 2011 from $270.6 million in the prior-year period, reflecting lesser reliance by the Company on wholesale funding.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 41), the provision for loan losses for 2011 was $12.0 million, compared to $28.5 million for 2010. Factors affecting the lower provision for the year of 2011 included current economic conditions and a lower level of net charge-offs and lower nonaccrual loan balances.

The level of the allowance reflects changes in the size of the portfolio or in any of its components, as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, and political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

During 2011, the allowance for loan losses increased $1.8 million from $18.2 million at December 31, 2010, principally due to increases in the allowance allocated to residential real estate mortgages ($1.0 million) and loans to nondepository institutions ($0.8 million). The increase in the allowance allocated to residential real estate mortgages was primarily due to higher levels of nonaccrual loans. The increase in the allowance allocated to loans to nondepository institutions was primarily due to a single borrower who provides financing to real estate projects that was downgraded during 2011 to substandard.

Noninterest Income
Noninterest income decreased to $40.9 million for 2011 from $43.8 million in the 2010 period. The decrease principally resulted from securities gains recognized in the 2011 period compared to securities gains recognized in the 2010 period. Also contributing to the decrease was lower mortgage banking and deposit service charge income partially offset by higher income related to accounts receivable management and factoring services. Securities gains declined and reflected a modification of the asset/liability management program commenced in 2009 that was designed to reduce the average life of the investment securities portfolio, which was replaced by the strategy that was described under Net Interest Income on page 36. The Company sold approximately $170.9 million of securities with a weighted average life of about 2.9 years. The proceeds were used to fund loan growth or were reinvested in obligations of state and political subdivisions and U.S. government agencies with maturities of approximately 18 years and 5 years, respectively, and in short-term corporate securities. The decrease in mortgage banking income was primarily due to lower volume of loans sold, as well as a charge taken in the fourth quarter for incurred and probable repurchase obligations. Deposit service charges were lower primarily due to higher balances maintained in customer accounts. Commissions and other fees earned from accounts receivable management and factoring services were higher primarily due to the impact of increased volumes at our factoring unit and billings by clients providing temporary staffing.

Noninterest Expenses
Noninterest expenses for 2011 increased $3.0 million when compared to 2010. The increase was primarily due to the impact of higher personnel and occupancy expenses reflecting the Company’s continued investment in the franchise. Additionally, in the fourth quarter, the Company recorded a charge related to the settlement of certain litigation and recognized an expense related to the write-down of certain assets to realizable value.

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

BALANCE SHEET ANALYSIS

Securities
At December 31, 2012, the Company’s portfolio of securities totaled $683.2 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $276.7 million which is approximately 40.5% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $16.9 million and $0.1 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. Available for sale securities included gross unrealized gains of $6.1 million and gross unrealized losses of $0.9 million. As of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table on page 39 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The following table sets forth the composition of the Company’s investment securities by type, with related carrying values at the end of each of the three most recent fiscal years:

December 31,	2012		2011		2010
	Balances	% of Total	Balances	% of Total	Balances	% of Total
U.S. Treasury securities	$6,386	0.93%	$—	—%	$—	—%
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	2,051	0.30	3,942	0.58	7,504	0.95
CMOs (Federal Home Loan Mortgage Corporation)	23,157	3.39	28,213	4.16	47,422	6.01
CMOs (Government National Mortgage Association)	3,291	0.48	5,667	0.84	7,290	0.92
Federal National Mortgage Association	34,709	5.08	49,148	7.25	78,822	9.98
Federal Home Loan Mortgage Corporation	15,787	2.31	23,719	3.50	40,628	5.15
Government National Mortgage Association	3,471	0.51	4,230	0.62	5,052	0.64
Total residential mortgage-backed securities	82,466	12.07	114,919	16.95	186,718	23.65
Agency notes
Federal National Mortgage Association	96,628	14.14	105,482	15.56	115,133	14.59
Federal Home Loan Bank	82,490	12.07	45,094	6.65	24,932	3.16
Federal Home Loan Mortgage Corporation	15,079	2.21	35,374	5.22	92,479	11.72
Federal Farm Credit Bank	—	—	251	0.04	15,109	1.91
Total obligations of U.S. government corporations and government-sponsored enterprises	276,663	40.49	301,120	44.42	434,371	55.03
Obligations of state and political subdivisions—New York bank qualified	153,905	22.53	160,503	23.68	157,013	19.89
Single issuer, trust preferred securities	38,885	5.69	27,059	3.99	3,933	0.50
Other preferred securities	11,953	1.75	—	—	—	—
Corporate debt securities	174,418	25.53	173,307	25.57	189,058	23.95
Equity and other securities	21,035	3.08	15,882	2.34	4,940	0.63
Total marketable securities	$683,245	100.00%	$677,871	100.00%	$789,315	100.00%

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

	Weighted Average Life (years)		Weighted Average Yield
December 31, 2012	AFS	HTM	AFS		HTM
Residential mortgage-backed securities	2.0	3.2	1.14%		4.46%
Agency notes (with original call dates ranging between 3 and 36 months)	0.5	4.5	0.89		1.19
Corporate debt securities	1.1	—	2.23		—
Obligations of state and political subdivisions	5.1	5.8	5.93	[1]	5.96	[1]

[1] Tax equivalent

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2012, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average yield on obligations of state and political subdivisions securities is presented on a tax-equivalent basis.

Available for sale	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury securities	$6,387	$6,386	0.16%
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	19,615	19,632	1.23
CMOs (Government National Mortgage Association)	3,293	3,291	1.16
Federal National Mortgage Association	1,860	1,978	3.18
Federal Home Loan Mortgage Corporation	20	19	5.34
Government National Mortgage Association	85	86	1.01
Total residential mortgage-backed securities	24,873	25,006	1.37
Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	650	651	0.63
Federal Home Loan Bank
Due after 1 year but within 5 years	250	251	1.00
Due after 5 years but within 10 years	250	250	0.63
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	75	79	4.50
Total obligations of U.S. government corporations and government-sponsored enterprises	26,098	26,237	1.35
Obligations of state and political institutions
Due after 5 years but within 10 years	3,355	3,632	5.74
Due after 10 years	13,144	14,291	5.98
Total obligations of state and political institutions	16,499	17,923	5.93
Single-issuer trust preferred securities
Due within 1 year	7,724	7,673	0.47
Due after 10 years	30,151	31,212	7.60
Total single-issuer trust preferred securities	37,875	38,885	6.15
Other preferred securities
Due within 1 year	11,910	11,849	1.49
Due after 10 years	102	104	6.00
Total other preferred securities	12,012	11,953	1.53
Corporate debt securities
Due within 6 months	51,690	51,705	1.81
Due after 6 months but within 1 year	47,689	47,926	2.09
Due after 1 year but within 2 years	54,872	55,484	2.87
Due after 2 years but within 5 years	16,430	16,532	2.52
Due after 5 years but within 10 years	2,552	2,664	5.50
Due after 10 years	99	107	7.00
Total corporate debt securities	173,332	174,418	2.35
Equity and other securities	19,371	21,035	2.71
Total available for sale	$291,574	$296,837	2.90%

Held to maturity	Carrying Value	Fair Value	Weighted Average Yield
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,051	$2,139	4.09%
CMOs (Federal Home Loan Mortgage Corporation)	3,525	3,670	4.18
Federal National Mortgage Association	32,731	35,585	4.39
Federal Home Loan Mortgage Corporation	15,768	17,005	4.26
Government National Mortgage Association	3,385	3,944	6.49
Total residential mortgage-backed securities	57,460	62,343	4.46
Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	10,000	10,007	1.00
Due after 10 years	85,977	85,991	1.12
Federal Home Loan Bank
Due after 10 years	81,989	82,015	1.07
Federal Home Loan Mortgage Corporation
Due after 10 years	15,000	15,021	2.33
Total obligations of U.S. government corporations and government-sponsored enterprises	250,426	255,377	1.94
Obligations of state and political institutions
Due after 1 year but within 5 years	155	167	5.12
Due after 5 years but within 10 years	9,267	10,232	5.71
Due after 10 years	126,560	137,442	5.98
Total obligations of state and political institutions	135,982	147,841	5.96
Total held to maturity	$386,408	$403,218	3.35%

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

The Company’s commercial and industrial loan and factored receivables portfolios represented approximately 44% of all loans as of December 31, 2012. Loans in this category are typically made to individuals and small and medium-sized businesses in amounts generally up to $20 million. Loans to nondepository financial institutions, which include the Company’s residential mortgage warehouse funding product and loans to finance companies, represented approximately 20% of all loans. The Company’s equipment financing portfolio, which consists of finance leases for various types of business equipment, represented approximately 9% of all loans. The Company’s real estate loan portfolios, which represented approximately 26% of all loans, are secured by mortgages on real property located principally in the states of New York, New Jersey, Connecticut, Virginia and North Carolina. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans and leases may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan and may vary in value based on market conditions. Loans to borrowers located in the states of New York and New Jersey represented approximately 53% and 13%, respectively, of all loans. Loans to borrowers located in any other state did not exceed 10% of all loans.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio, net of unearned discounts, at the end of each of the five most recent fiscal years; there were no foreign loans outstanding at the end of each of the five most recent fiscal years.

December 31,	2012		2011		2010		2009		2008
	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$627,785	35.45%	$624,124	41.15%	$618,223	45.92%	$550,285	44.76%	$531,471	44.00%
Loans to nondepository institutions	348,809	19.69	246,587	16.26	112,882	8.38	35,591	2.90	N/A	—
Factored receivables	151,593	8.56	171,831	11.33	161,789	12.02	139,927	11.38	89,145	7.38
Equipment financing receivables	162,094	9.15	150,782	9.94	144,235	10.72	195,056	15.87	255,743	21.17
Real estate
Residential mortgage—portfolio	151,609	8.56	170,153	11.22	127,695	9.49	124,681	10.14	142,135	11.76
Residential mortgage—held for sale	121,237	6.85	43,372	2.86	32,049	2.38	33,889	2.76	23,403	1.94
Commercial mortgage	182,735	10.32	85,825	5.66	96,991	7.20	92,614	7.53	96,883	8.02
Construction and land development	13,277	0.75	13,621	0.90	25,624	1.90	24,277	1.97	25,249	2.09
Loans to individuals	11,851	0.67	10,376	0.68	11,370	0.84	12,984	1.06	18,959	1.57
Loans to depository institutions	—	—	10	—	15,425	1.15	20,000	1.63	25,000	2.07
Total	$1,770,990	100.00%	$1,516,681	100.00%	$1,346,283	100.00%	$1,229,304	100.00%	$1,207,988	100.00%

Based on contractual maturity date, the following table sets forth information regarding the Company’s commercial and industrial, factored receivables and construction and land development loans, as of December 31, 2012:

	Due One Year or Less	Due One to Five Years	Due After Five Years	Total Gross Loans
Commercial and industrial	$533,347	$92,920	$3,102	$629,369
Factored receivables	151,830	—	—	151,830
Real estate—construction and land development	12,818	459	—	13,277

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

Nonaccrual loans at December 31, 2012 decreased $436 thousand from December 31, 2011. This primarily reflected decreases of $2.4 million and $31 thousand in commercial real estate loans and equipment financing receivables, respectively, partially offset by an increase of $1.7 million in commercial and industrial loans and $334 thousand in residential real estate mortgage loans. Net loan charge-offs in 2012 were $2.5 million lower than those in 2011 (primarily reflecting decreases in net charge-offs of $4.7 million for equipment financing receivables and $491 thousand for residential real estate mortgage loans, partially offset by increases of $1.9 million and $605 thousand in commercial and industrial loan charge-offs and commercial real estate mortgage loan charge-offs). A worsening of existing economic conditions would likely result in levels of charge-offs and nonaccrual loans that would be higher than those in the historical levels.

The following table sets forth the amount of domestic nonaccrual and past due loans of the Company at the end of each of the five most recent fiscal years; there were no foreign loans accounted for on a nonaccrual basis. At December 31, 2012, approximately $7.6 million of equipment financing receivables and residential real estate loans were troubled debt restructurings. See Note 5 beginning on page 76 for additional discussion. Loans contractually past due 90 days or more as to principal or interest and still accruing are loans that are both well-secured or guaranteed by financially responsible third parties and are in the process of collection.

December 31,	2012	2011	2010	2009	2008
Gross loans	$1,787,835	$1,534,779	$1,365,296	$1,254,946	$1,245,263
Nonaccrual loans
Commercial and industrial	$2,495	$834	$1,014	$4,231	$816
Factored receivables	—	—	—	—	—
Equipment financing receivables	339	370	892	11,960	3,387
Real estate—residential mortgage	2,325	1,991	1,614	1,786	3,078
Real estate—commercial mortgage	745	3,124	3,124	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	18	39	—	—	63
Total nonaccrual loans	5,922	6,358	6,644	17,977	7,344
Past due 90 days or more (other than the above)	245	165	314	1,194	821
Restructured loans (other than the above)	6,812	5,851	5,829	5,176	70
Total	$12,979	$12,374	$12,787	$24,347	$8,235
Interest income that would have been earned on nonaccrual loans outstanding	$819	$780	$902	$1,463	$731
Applicable interest income actually realized on nonaccrual loans outstanding	$61	$200	$204	$743	$321
Nonaccrual and past due loans as a percentage of total gross loans	0.34%	0.43%	0.51%	1.53%	0.66%

Interest income that would have been earned in 2012 on restructured loans amounted to $765 thousand. Interest income actually realized in 2012 on restructured loans was $412 thousand.

At December 31, 2012, commercial and industrial nonaccruals represented 0.40% of commercial and industrial loans. There were five loans made to borrowers located in four states with balances ranging between approximately $43.6 thousand and $1.76 million.

At December 31, 2012, equipment financing nonaccruals represented 0.19% of equipment financing receivables. The lessees of the equipment are located in five states. There were seven leases ranging between approximately $7.8 thousand and $77.6 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principals and/or guarantors, and obtaining judgments against the lessee, the principals and/or guarantors. The balance is charged off at the earlier of the date when the lease is past due 120 days or the date when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At December 31, 2012, residential real estate nonaccruals represented 1.53% of residential real estate loans held in portfolio. There were 13 loans ranging between approximately $4.0 thousand and $658.0 thousand secured by properties located in five states.

At December 31, 2012, commercial real estate nonaccruals represented 0.41% of commercial real estate loans. There was one loan for $745.3 thousand secured by property located in one state.

At December 31, 2012, other real estate owned consisted of eight properties valued between $6.0 thousand and $554.6 thousand located in four states.

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

At December 31, 2012, the ratio of the allowance to loans held in portfolio, net of unearned discounts, was 1.35% and the allowance was $22.3 million. Loans 90 days past due and still accruing amounted to $245 thousand. At such date, the Company’s nonaccrual loans amounted to $5.9 million; $3.9 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totaling $0.6 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of December 31, 2012. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision taken in 2012. We did not have any potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms.

The following table sets forth certain information with respect to the Company’s loan loss experience for each of the five most recent fiscal years:

Years Ended December 31,	2012	2011	2010	2009	2008
Average loans held in portfolio, net of unearned discounts, during year	$1,534,478	$1,351,407	$1,227,049	$1,154,041	$1,120,362
Allowance for loan losses:
Balance at beginning of year	$20,029	$18,238	$19,872	$16,010	$15,085
Charge-offs:
Commercial and industrial	4,993	2,909	7,212	4,945	2,610
Factored receivables	387	358	665	514	581
Equipment financing receivables	2,602	8,266	22,509	19,115	3,886
Real estate—residential mortgage	618	1,266	351	312	58
Real estate—commercial mortgage	671	—	129	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	194	30	231	—	—
Total charge-offs	9,465	12,829	31,097	24,886	7,135
Recoveries:
Commercial and industrial	267	146	312	1,042	297
Factored receivables	102	79	239	63	26
Equipment financing receivables	1,282	2,255	902	345	294
Real estate—residential mortgage	8	165	—	102	61
Real estate—commercial mortgage	66	—	—	—	—
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	15	—	48	—	69
Total recoveries	1,740	2,645	1,501	1,552	747
Subtract:
Net charge-offs	7,725	10,184	29,596	23,334	6,388
Provision for loan losses	10,250	12,000	28,500	27,900	8,325
Less loss on transfers to other real estate owned	207	25	538	704	1,012
Balance at end of year	$22,347	$20,029	$18,238	$19,872	$16,010
Ratio of net charge-offs to average loans held in portfolio, net of unearned discounts, during year	0.50%	0.75%	2.41%	2.02%	0.57%

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

December 31,	2012		2011		2010		2009		2008
	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio	Amount	% of Loans in each category to total loans held in portfolio
Domestic
Commercial and industrial	$8,662	38.05%	$7,647	42.36%	$7,454	47.04%	$6,082	46.03%	$5,530	44.87%
Loans to nondepository institutions	1,726	21.14	1,369	16.74	564	8.59	—	2.98	—	—
Factored receivables	1,447	9.19	1,450	11.66	1,424	12.31	971	11.70	933	7.52
Equipment financing receivables	3,763	9.83	3,515	10.24	3,423	10.97	10,249	16.32	6,130	21.59
Real estate—residential mortgage (portfolio)	3,764	9.19	3,490	11.55	2,497	9.72	1,646	10.43	2,355	12.00
Real estate—commercial mortgage	2,504	11.08	2,151	5.83	2,275	7.38	560	7.75	674	8.18
Real estate—construction and land development	156	0.80	165	0.92	310	1.95	149	2.03	175	2.13
Loans to individuals	163	0.72	104	0.70	119	0.87	80	1.09	88	1.60
Loans to depository institutions	—	—	—	—	46	1.17	—	1.67	88	2.11
Unallocated	162	—	138	—	126	—	135	—	37	—
Total	$22,347	100.00%	$20,029	100.00%	$18,238	100.00%	$19,872	100.00%	$16,010	100.00%

During 2012, the allowance for loan losses increased $2.3 million from $20.0 million at December 31, 2011 principally due to increases in the allowance allocated to commercial and industrial loans ($1.0 million), loans to nondepository financial institutions ($0.4 million), equipment financing receivables ($0.2 million), residential real estate mortgage loans ($0.3 million) and commercial real estate mortgage loans ($0.4 million). The increase in the allowance allocated to commercial and industrial loans was primarily due to higher levels of nonaccrual loans. The increase in the allowance allocated to loans to nondepository financial institutions, equipment financing receivables and commercial real estate mortgage loans was primarily due to higher loan balances in these categories. The increase in the allowance allocated to residential real estate mortgage loans was primarily due to higher levels of nonaccrual and restructured loans in this category.

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

The following table provides certain information with respect to the Company’s deposits at the end of each of the three most recent fiscal years; there were no foreign deposits in any of the periods presented:

December 31,	2012		2011		2010
	Balances	% of Total	Balances	% of Total	Balances	% of Total
Domestic
Demand	$924,351	40.75%	$765,800	38.50%	$570,290	32.63%
NOW	199,934	8.82	177,495	8.93	200,521	11.47
Savings	24,886	1.10	18,566	0.93	18,931	1.08
Money Market	476,872	21.02	369,362	18.57	342,755	19.61
Time deposits less than $100 thousand	94,411	4.16	116,049	5.83	126,834	7.26
Time deposits greater than $100 thousand	547,630	24.15	541,799	27.24	488,433	27.95
Total deposits	$2,268,084	100.00%	$1,989,071	100.00%	$1,747,764	100.00%

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled approximately $100.9 million at December 31, 2012 and averaged approximately $120.0 million for the year ended December 31, 2012. CDARS deposits totaled approximately $164.5 million at December 31, 2011 and averaged approximately $224.6 million for the year ended December 31, 2011. CDARS deposits totaled approximately $180.7 million at December 31, 2010 and averaged approximately $184.2 million for the year ended December 31, 2010.

Scheduled maturities of time deposits at December 31, 2012 were as follows:

2013	$542,552
2014 and later	99,489
$642,041

Scheduled maturities of time deposits in amounts of $100,000 or more at December 31, 2012 were as follows:

Due within 3 months or less	$164,281
Due after 3 months and within 6 months	187,858
Due after 6 months and within 12 months	122,212
Due after 12 months	73,279
$547,630

Fluctuations of balances in total or among categories at any date can occur based on the Company’s mix of assets and liabilities, as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances for the three most recent fiscal years is presented on page 47.

Sterling Bancorp
CONSOLIDATED AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST EARNINGS[1]

Years Ended December 31,	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other banks	$58,836	$136	0.23%	$93,561	$227	0.24%	$31,960	$75	0.23%
Investment securities
Available for sale—taxable	344,634	8,453	2.45	371,377	9,379	2.53	394,635	10,863	2.75
Held to maturity—taxable	255,878	5,622	2.20	322,312	8,078	2.51	252,915	10,879	4.30
Tax-exempt[2]	154,887	9,682	6.25	157,308	9,784	6.22	120,634	7,422	6.15
Federal Reserve and Federal Home Loan Bank stock	8,018	413	5.14	8,770	374	4.27	8,617	448	5.20
Loans, net of unearned discounts[3]	1,583,836	83,982	5.56	1,379,361	75,251	5.81	1,262,403	73,166	6.24
TOTAL INTEREST-EARNING ASSETS	2,406,089	108,288	4.64%	2,332,689	103,093	4.58%	2,071,164	102,853	5.19%
Cash and due from banks	38,180			39,734			36,810
Allowance for loan losses	(22,444)			(19,951)			(21,668)
Goodwill	22,901			22,901			22,901
Other	132,089			132,811			135,362
TOTAL ASSETS	$2,576,815			$2,508,184			$2,244,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Domestic
Savings	$21,796	4	0.02%	$18,474	8	0.04%	$18,631	11	0.06%
NOW	218,021	258	0.12	210,443	372	0.18	209,197	472	0.23
Money market	413,475	2,324	0.56	367,090	2,475	0.67	336,233	2,805	0.83
Time	645,745	4,151	0.64	729,053	5,583	0.77	558,886	6,297	1.13
Foreign
Time	—	—	—	—	—	—	317	3	1.09
Total interest-bearing deposits	1,299,037	6,737	0.52	1,325,060	8,438	0.64	1,123,264	9,588	0.85
Borrowings
Securities sold under agreements to repurchase—customers	39,318	141	0.36	42,911	186	0.43	47,674	229	0.48
Securities sold under agreements to repurchase—dealers	2,637	31	1.18	5,186	66	1.27	5,618	44	0.79
Federal funds purchased	10,093	22	0.22	10,926	14	0.13	33,192	74	0.22
Short-term borrowings—FRB	—	—	—	—	—	—	3,699	9	0.25
Commercial paper and other short-term borrowings	14,826	43	0.29	18,120	45	0.25	22,024	63	0.29
Advances—FHLB	113,293	1,913	1.69	129,558	2,144	1.66	132,577	3,482	2.63
Long-term borrowings—subordinated debentures	25,774	2,094	8.38	25,774	2,094	8.38	25,774	2,094	8.38
Total borrowings	205,941	4,244	2.07	232,475	4,549	1.96	270,558	5,995	2.22
Total interest-bearing liabilities	1,504,978	10,981	0.73%	1,557,535	12,987	0.83%	1,393,822	15,583	1.12%
Noninterest-bearing demand deposits	782,771	—		596,608	—		489,184	—
Total including noninterest-bearing demand deposits	2,287,749	10,981	0.50%	2,154,143	12,987	0.61%	1,883,006	15,583	0.83%
Other liabilities	61,447			129,221			148,410
Total Liabilities	2,349,196			2,283,364			2,031,416
Shareholders’ equity	227,619			224,820			213,153
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,576,815			$2,508,184			$2,244,569
Net interest income/spread		97,307	3.91%		90,106	3.75%		87,270	4.07%
Net yield on interest-earning assets			4.17%			4.01%			4.40%
Less: Tax-equivalent adjustment		3,393			3,428			2,601
Net interest income		$93,914			$86,678			$84,669

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

Sterling Bancorp
CONSOLIDATED RATE/VOLUME ANALYSIS[1]

Increase (Decrease) from Years Ended,	December 31, 2011 to December 31, 2012			December 31, 2010 to December 31, 2011
	Volume	Rate	Total[2]	Volume	Rate	Total[2]
	(in thousands)
INTEREST INCOME
Interest-bearing deposits with other banks	$(82)	$(9)	$(91)	$149	$3	$152
Investment securities
Available for sale—taxable	(635)	(291)	(926)	(630)	(854)	(1,484)
Held to maturity—taxable	(1,527)	(929)	(2,456)	2,484	(5,285)	(2,801)
Tax-exempt	(144)	42	(102)	2,277	85	2,362
Total	(2,306)	(1,178)	(3,484)	4,131	(6,054)	(1,923)
Federal Reserve and Federal Home Loan Bank stock	(33)	72	39	8	(82)	(74)
Loans, net of unearned discounts[3]	12,173	(3,442)	8,731	7,421	(5,336)	2,085
TOTAL INTEREST INCOME	$9,752	$(4,557)	$5,195	$11,709	$(11,469)	$240
INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$1	$(5)	$(4)	$—	$(3)	$(3)
NOW	15	(129)	(114)	3	(103)	(100)
Money market	290	(441)	(151)	241	(571)	(330)
Time	(568)	(864)	(1,432)	1,618	(2,332)	(714)
Foreign
Time	—	—	—	(3)	—	(3)
Total interest-bearing deposits	(262)	(1,439)	(1,701)	1,859	(3,009)	(1,150)
Borrowings
Securities sold under agreements to repurchase—customers	(14)	(31)	(45)	(21)	(22)	(43)
Securities sold under agreements to repurchase—dealers	(30)	(5)	(35)	(3)	25	22
Federal funds purchased	(1)	9	8	(37)	(23)	(60)
Short-term borrowings—FRB	—	—	—	(9)	—	(9)
Commercial paper and other short-term borrowings	(9)	7	(2)	(2)	(16)	(18)
Advances—FHLB	(269)	38	(231)	(77)	(1,261)	(1,338)
Total borrowings	(323)	18	(305)	(149)	(1,297)	(1,446)
TOTAL INTEREST EXPENSE	$(585)	$(1,421)	$(2,006)	$1,710	$(4,306)	$(2,596)
NET INTEREST INCOME	$10,337	$(3,136)	$7,201	$9,999	$(7,163)	$2,836

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

The Company takes a coordinated approach to the management of its liquidity, capital and interest rate risk. This risk management process is governed by policies and limits established by senior management, which are reviewed and approved by the Asset/Liability Committee. This committee, which is comprised of members of senior management, meets to review, among other things, economic conditions, interest rates, yield curves, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and financial instruments.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at December 31, 2012, presented on page 55, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of December 31, 2012, the Company was not a party to any financial instrument derivative agreement.

The Company utilizes income simulation models to complement its traditional gap analysis. While the Asset/Liability Committee routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company’s net interest income volatility or sensitivity to interest rate changes utilizing statistical techniques that allow the Company to consider various factors, which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company’s adjustable rate assets whose yields are based on external indices and generally change in concert with market interest rates.

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2012, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.7% ($3.2 million) and a 5.6% ($6.7 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.1% ($1.4 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2012 was considered to be remote given then-current interest rate levels. As of December 31, 2011, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.4% ($2.8 million) and a 5.0% ($6.0 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.8% ($0.9 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2011 was considered to be remote given then-current interest rate levels.

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest-earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2013.

Liquidity Risk
Liquidity is the ability to meet cash needs arising from changes in various categories of assets and liabilities. Liquidity is constantly monitored and managed at both the parent company and the bank levels. Liquid assets consist of cash and due from banks, interest-bearing deposits in banks and Federal funds sold and securities available for sale. Primary funding sources include core deposits, capital markets funds and other money market sources. Core deposits include domestic noninterest-bearing and interest-bearing retail deposits, which historically have been relatively stable. The parent company and the bank believe that they have significant unused borrowing capacity. Contingency plans exist, which we believe could be implemented on a timely basis to mitigate the impact of any dramatic change in market conditions.

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Such sources have been adequate to meet the parent company’s cash requirements throughout its history.

Various legal restrictions limit the extent to which the bank can supply funds to the parent company and its nonbank subsidiaries. All national banks are limited in the payment of dividends without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for the year-to-date combined with its retained net profits for the preceding two calendar years (see Note 15 on page 94).

In December 2008, under the U.S. Treasury’s TARP Capital Purchase Program, we issued to the U.S. Treasury 42,000 of the parent company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, liquidation preference of $1,000 per share (“Series A Preferred Shares”) and a 10-year warrant to purchase up to 516,817 of the parent company’s common shares. On April 27, 2011, the parent company paid $42.4 million to the U.S. Treasury for the repurchase in full of the Series A Preferred Shares. As a result of this action, the Series A Preferred Shares were redeemed in full, eliminating an annual dividend of $2.1 million. In this connection, in determining net income available to common shareholders, the Company recognized in the second quarter of 2011 a $1.2 million charge for accelerated accretion, which represents the difference between the carrying value and the liquidation value for the repurchased Series A Preferred Shares. On May 18, 2011, the parent company paid approximately $0.95 million to the U.S. Treasury to repurchase the 10-year warrant in full. The parent company’s repurchase of the warrant concluded its participation in the TARP Capital Purchase Program.

At December 31, 2012, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $16.3 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $33.2 million. The parent company also has back-up credit lines with banks of $14.0 million. Since 1979, the parent company has had no need to use available back-up lines of credit.

OFF-BALANCE-SHEET ARRANGEMENTS, COMMITMENTS, GUARANTEES, AND CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2012. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	After 5 Years
Long-Term Debt[1]	$127,039	$995	$270	$—	$100,000	$—	$25,774
Operating Leases	41,027	4,513	4,910	4,683	3,956	3,691	19,274
Total Contractual Cash Obligations	$168,066	$5,508	$5,180	$4,683	$103,956	$3,691	$45,048

[1] Based on contractual maturity date.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	After 5 Years
Residential Loans	$140,967	$140,967	$—	$—	$—	$—	$—
Commercial Loans	38,197	20,998	4,997	12,202	—	—	—
Total Loan Commitments	179,164	161,965	4,997	12,202	—	—	—
Standby Letters of Credit	28,735	21,906	6,829	—	—	—	—
Other Commercial Commitments	40,044	38,922	—	—	—	—	1,122
Total Commercial Commitments	$247,943	$222,793	$11,826	$12,202	$—	$—	$1,122

Financial Instruments with Off-Balance-Sheet Risk
In the normal course of business the Company enters into various transactions which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. The Company also holds certain assets which are not included in its consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of its trust customers and certain collateral funds resulting from acting as an agent in its securities lending program.

Commitments to Extend Credit
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2012 are included in the table above.

Standby Letters of Credit
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2012 are included in the table above. The Company holds primarily cash or cash equivalents as collateral supporting these commitments.

The Company is obligated under certain unfunded benefit plans to make payments to individuals upon their retirement. While the Company is not aware of any near term plans for retirement of executive officers at this time, actuarial expected benefit payments are disclosed in Note 17 beginning on page 96 based on eligibility.

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

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance-sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and currently establish minimum ratios of 4% for Tier 1 capital and 8% for Total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital at December 31, 2012 and December 31, 2011 is presented in Note 21 beginning on page 108. In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2012, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

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

IMPACT OF INFLATION AND CHANGING PRICES

The Company’s financial statements included herein have been prepared in accordance with U.S. GAAP, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than do changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “RISKS RELATED TO THE COMPANY’S BUSINESS” beginning on page 15 and under the caption “ASSET/LIABILITY MANAGEMENT” beginning on page 49.

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

	Repricing Date
December 31, 2012	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total
ASSETS
Interest-bearing deposits with other banks	$112,886	$—	$—	$—	$—	$—	$112,886
Investment securities	139,376	228,795	76,576	145,777	92,721	—	683,245
Commercial and industrial loans	461,941	71,406	92,920	3,102	—	(1,584)	627,785
Equipment financing receivables	243	8,041	165,871	2,929	—	(14,990)	162,094
Factored receivables	151,830	—	—	—	—	(237)	151,593
Real estate—residential mortgage	138,342	30,007	51,871	22,554	30,072	—	272,846
Real estate—commercial mortgage	9,396	26,516	121,632	23,620	1,571	—	182,735
Real estate—construction loans	12,818	—	459	—	—	—	13,277
Loans to individuals	8,673	1,228	1,540	410	—	—	11,851
Loans to nondepository institutions	288,807	44,426	15,562	—	48	(34)	348,809
Noninterest-earning assets and allowance for loan losses	—	—	—	—	—	183,721	183,721
Total Assets	1,324,312	410,419	526,431	198,392	124,412	166,876	2,750,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Savings	—	—	24,886	—	—	—	24,886
NOW	—	—	199,934	—	—	—	199,934
Money market	391,034	—	85,838	—	—	—	476,872
Time—domestic	184,714	357,838	99,425	64	—	—	642,041
Securities sold under agreements to repurchase—customers	32,950	—	—	—	—	—	32,950
Commercial paper and other short-term borrowings	15,345	—	—	—	—	—	15,345
Advances—FHLB	100,371	623	271	—	—	—	101,265
Long-term borrowings—subordinated debentures	—	—	—	—	25,774	—	25,774
Noninterest-bearing liabilities and shareholders’ equity	—	—	—	—	—	1,231,775	1,231,775
Total Liabilities and Shareholders’ Equity	724,414	358,461	410,354	64	25,774	1,231,775	2,750,842
Net Interest Rate Sensitivity Gap	$599,898	$51,958	$116,077	$198,328	$98,638	$(1,064,899)	$—
Cumulative Gap at December 31, 2012	$599,898	$651,856	$767,933	$966,261	$1,064,899	$—	$—
Cumulative Gap at December 31, 2011	$425,764	$399,400	$478,582	$602,894	$901,522	$—	$—
Cumulative Gap at December 31, 2010	$377,384	$308,139	$289,256	$468,057	$786,799	$—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, and the statements of condition of Sterling National Bank as of December 31, 2012 and 2011, notes thereto and the Reports of Independent Registered Public Accounting Firms thereon appear on pages 57–113.

Sterling Bancorp
CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011
	(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$38,944	$31,046
Interest-bearing deposits with other banks	112,886	126,448
Securities available for sale (at estimated fair value; pledged: $174,240 in 2012 and $146,429 in 2011)	296,837	270,014
Securities held to maturity (pledged: $136,109 in 2012 and $206,282 in 2011) (estimated fair value: $403,218 in 2012 and $425,775 in 2011)	386,408	407,857
Total investment securities	683,245	677,871
Loans held for sale	121,237	43,372
Loans held in portfolio, net of unearned discounts	1,649,753	1,473,309
Less allowance for loan losses	22,347	20,029
Loans, net	1,627,406	1,453,280
Federal Reserve and Federal Home Loan Bank stock, at cost	7,472	8,486
Customers’ liability under acceptances	—	4
Goodwill	22,901	22,901
Premises and equipment, net	22,578	23,625
Other real estate	1,452	1,929
Accrued interest receivable	6,853	6,838
Cash surrender value of life insurance policies	54,556	53,446
Other assets	51,312	44,051
Total assets	$2,750,842	$2,493,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$924,351	$765,800
Savings, NOW and money market deposits	701,692	565,423
Time deposits	642,041	657,848
Total deposits	2,268,084	1,989,071
Securities sold under agreements to repurchase—customers	32,950	47,313
Securities sold under agreements to repurchase—dealers	—	5,000
Commercial paper and other short-term borrowings	15,345	13,485
Advances—FHLB	101,265	122,733
Long-term borrowings—subordinated debentures	25,774	25,774
Total borrowings	175,334	214,305
Acceptances outstanding	—	4
Accrued interest payable	649	1,064
Accrued expenses and other liabilities	78,685	68,032
Total liabilities	2,522,752	2,272,476
Commitments and contingent liabilities
Shareholders’ Equity
Common shares, $1 par value per share. Authorized 50,000,000 shares; issued 35,263,768 and 35,225,110 shares, respectively	35,264	35,225
Capital surplus	271,565	270,869
Retained earnings	24,407	15,523
Accumulated other comprehensive loss	(16,491)	(14,216)
Common shares in treasury at cost, 4,307,972 and 4,300,278 shares, respectively	(86,655)	(86,580)
Total shareholders’ equity	228,090	220,821
Total liabilities and shareholders’ equity	$2,750,842	$2,493,297

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2012	2011	2010
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans	$83,982	$75,251	$73,166
Investment securities
Available for sale—taxable	8,453	9,379	10,863
Held to maturity—taxable	5,622	8,078	10,879
Tax exempt	6,293	6,359	4,824
Federal Reserve and Federal Home Loan Bank stock	409	371	445
Deposits with other banks	136	227	75
Total interest income	104,895	99,665	100,252
INTEREST EXPENSE
Deposits
Savings, NOW and Money Market	2,586	2,855	3,288
Time	4,151	5,583	6,300
Securities sold under agreements to repurchase—customers	141	186	229
Securities sold under agreements to repurchase—dealers	31	66	44
Federal funds purchased	22	14	74
Short-term borrowings—FRB	—	—	9
Commercial paper and other short-term borrowings	43	45	63
Advances—FHLB	1,913	2,144	3,482
Long-term borrowings—subordinated debentures	2,094	2,094	2,094
Total interest expense	10,981	12,987	15,583
Net interest income	93,914	86,678	84,669
Provision for loan losses	10,250	12,000	28,500
Net interest income after provision for loan losses	83,664	74,678	56,169
NONINTEREST INCOME
Accounts receivable management/factoring commissions and other fees	19,131	22,371	20,510
Service charges on deposit accounts	5,301	5,093	5,506
Trade finance income	1,922	2,222	2,264
Other customer related service charges and fees	1,001	943	777
Mortgage banking income	10,275	6,315	8,164
Trust fees	—	53	329
Income from life insurance policies	1,315	1,140	1,138
Securities gains	1,813	2,491	3,928
Loss on other real estate owned	(61)	—	(64)
Other income	76	270	1,275
Total noninterest income	40,773	40,898	43,827
NONINTEREST EXPENSES
Salaries	45,530	43,748	41,586
Employee benefits	14,902	13,898	12,220
Total personnel expense	60,432	57,646	53,806
Occupancy and equipment expenses, net	13,689	13,248	12,296
Advertising and marketing	2,815	2,792	3,381
Professional fees	4,841	5,219	5,464
Communications	2,029	1,756	1,691
Deposit insurance	2,229	2,747	3,809
Other expenses	9,849	10,376	10,365
Total noninterest expenses	95,884	93,784	90,812
Income before income taxes	28,553	21,792	9,184
Provision for income taxes	8,537	4,196	2,158
Net income	20,016	17,596	7,026
Dividends on preferred shares and accretion	—	2,074	2,589
Net income available to common shareholders	$20,016	$15,522	$4,437
Average number of common shares outstanding
Basic	30,828,293	30,038,047	24,492,279
Diluted	30,828,293	30,038,047	24,495,044
Net income available to common shareholders, per average common share
Basic	$0.65	$0.51	$0.18
Diluted	0.65	0.51	0.18
Dividends per common share	0.36	0.36	0.36

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Years Ended December 31,	2012	2011	2010
	(dollars in thousands)
Net income	$20,016	$17,596	$7,026
Other comprehensive loss, net of tax:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities arising during the year	4,878	244	2,101
Reclassification adjustment for gains included in net income	(1,006)	(1,382)	(2,145)
Pension liability adjustment—net actuarial losses	(8,438)	(2,006)	(1,940)
Reclassification adjustment for amortization of:
Prior service cost	21	35	36
Net actuarial losses	2,270	1,780	1,460
Other comprehensive loss	(2,275)	(1,329)	(488)
Comprehensive income	$17,741	$16,267	$6,538

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31,	2012	2011	2010
	(dollars in thousands)
PREFERRED SHARES
Balance at beginning of year	$—	$40,602	$40,113
Redemption	—	(42,000)	—
Discount accretion	—	1,398	489
Balance at end of year	$—	$—	$40,602
COMMON SHARES
Balance at beginning of year	$35,225	$31,139	$22,227
Common shares issued for acquisition	39	—	—
Common shares issued—public offering	—	4,025	8,625
Common shares issued under stock incentive plan	—	61	287
Balance at end of year	$35,264	$35,225	$31,139
WARRANT TO PURCHASE COMMON SHARES
Balance at beginning of year	$—	$2,615	$2,615
Repurchase	—	(2,615)	—
Balance at end of year	$—	$—	$2,615
CAPITAL SURPLUS
Balance at beginning of year	$270,869	$236,437	$178,734
Common shares issued for acquisition	336	—	—
Common shares issued—public offering	—	32,429	56,256
Restricted shares issued	—	(61)	—
Common shares issued under stock incentive plan and related tax benefits	—	—	1,190
Stock option and restricted stock compensation expense	360	394	257
Repurchase of warrants	—	1,670	—
Balance at end of year	$271,565	$270,869	$236,437
RETAINED EARNINGS
Balance at beginning of year	$15,523	$11,392	$15,828
Net income	20,016	17,596	7,026
Cash dividends paid—common shares	(11,132)	(11,122)	(8,873)
Cash dividends paid—preferred shares	—	(945)	(2,100)
Discount accretion on Series A preferred shares	—	(1,398)	(489)
Balance at end of year	$24,407	$15,523	$11,392
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(14,216)	$(12,887)	$(12,399)
Other comprehensive loss, net of tax	(2,275)	(1,329)	(488)
Balance at end of year	$(16,491)	$(14,216)	$(12,887)
TREASURY SHARES
Balance at beginning of year	$(86,580)	$(86,556)	$(85,168)
Surrender of shares issued under stock incentive plan	(75)	(24)	(1,388)
Balance at end of year	$(86,655)	$(86,580)	$(86,556)
TOTAL SHAREHOLDERS’ EQUITY
Balance at beginning of year	$220,821	$222,742	$161,950
Net changes during the year	7,269	(1,921)	60,792
Balance at end of year	$228,090	$220,821	$222,742

See Notes to Consolidated Financial Statements.

Sterling Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2012	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$20,016	$17,596	$7,026
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Provision for loan losses	10,250	12,000	28,500
Depreciation and amortization of premises and equipment	3,680	3,256	2,436
Securities gains	(1,813)	(2,491)	(3,928)
Income from life insurance policies, net	(786)	(625)	(1,135)
Deferred income tax (benefit) provision	(2,808)	2,079	(2,430)
Proceeds from sale of loans	554,286	370,681	493,147
Gains on sales of loans, net	(10,322)	(6,335)	(8,176)
Originations of loans held for sale	(624,294)	(376,674)	(484,395)
Amortization of premiums on investment securities	8,104	8,914	6,993
Accretion of discounts on investment securities	(711)	(467)	(559)
(Increase) Decrease in accrued interest receivable	(15)	1,442	721
(Decrease) Increase in accrued interest payable	(415)	(250)	23
(Decrease) Increase in due to factored clients	—	(91,543)	9,142
(Decrease) Increase in accrued expenses and other liabilities	(414)	623	8,742
(Increase) Decrease in other assets	(2,268)	3,110	(8,139)
Loss on OREO	61	—	64
Net cash (used in) provided by operating activities	(47,449)	(58,684)	48,032
INVESTING ACTIVITIES
Purchase of premises and equipment	(2,611)	(10,972)	(8,687)
Net decrease (increase) in interest-bearing deposits with other banks	13,562	(85,945)	(3,545)
Net increase in loans held in portfolio	(202,467)	(181,334)	(126,361)
Net decrease (increase) in short-term factored receivables	20,238	11,007	(21,862)
Proceeds from sale of other real estate	677	193	1,259
Proceeds from calls/sales of securities—available for sale	181,767	286,276	486,191
Proceeds from calls of securities—held to maturity	266,162	322,500	142,380
Proceeds from sales of securities—held to maturity	—	2,141	—
Proceeds from prepayments, redemptions or maturities of securities—held to maturity	36,794	47,567	64,327
Proceeds from redemptions of Federal Home Loan Bank Stock	1,250	1,089	977
Purchases of securities—held to maturity	(281,442)	(379,731)	(209,964)
Proceeds from prepayments, redemptions or maturities—available for sale	563,095	347,745	210,749
Purchases of securities—available for sale	(770,352)	(503,633)	(744,344)
Purchases of Federal Home Loan Bank stock	(236)	(210)	(1,860)
Net cash used in investing activities	(173,563)	(143,307)	(210,740)
FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	158,551	195,510	23,953
Net increase (decrease) in savings, NOW, money market deposits	136,269	3,216	(29,808)
Net (decrease) increase in time deposits	(15,807)	42,581	172,952
Net decrease in Federal funds purchased	—	(15,000)	(26,000)
Net (decrease) increase in securities sold under agreements to repurchase	(19,363)	24,297	6,968
Net increase (decrease) in commercial paper and other short-term borrowings	1,860	(4,393)	(51,928)
(Decrease) Increase in long-term borrowings	(21,468)	(21,440)	14,173
Proceeds from exercise of stock options	—	—	403
Proceeds from issuance of common shares	—	36,454	64,881
Cash dividends paid on common shares	(11,132)	(11,122)	(8,873)
Cash dividends paid on preferred shares	—	(945)	(2,100)
Net redemption of preferred shares and common share warrants	—	(42,945)	—
Net cash provided by financing activities	228,910	206,213	164,621
Net increase in cash and due from banks	7,898	4,222	1,913
Cash and due from banks—beginning of year	31,046	26,824	24,911
Cash and due from banks—end of year	$38,944	$31,046	$26,824
Supplemental disclosure of cash flow information:
Interest paid	$11,396	$13,237	$15,559
Income taxes paid	7,527	5,748	4,011
Loans held for sale transferred to portfolio	2,465	1,004	1,264
Loans in portfolio transferred to other real estate	318	2,048	533
Due to brokers on purchases of securities held to maturity	—	943	4,998

See Notes to Consolidated Financial Statements.

Sterling National Bank
CONSOLIDATED STATEMENTS OF CONDITION

December 31,	2012	2011
	(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$38,940	$31,034
Interest-bearing deposits with other banks	112,886	126,448
Securities available for sale (at estimated fair value; pledged: $174,240 in 2012 and $146,429 in 2011)	285,274	261,442
Securities held to maturity (pledged: $136,109 in 2012 and $206,282 in 2011) (estimated fair value: $403,218 in 2012 and $425,775 in 2011)	386,408	407,857
Total investment securities	671,682	669,299
Loans held for sale	121,237	43,372

Loans held in portfolio, net of unearned discounts	1,638,980	1,463,182
Less allowance for loan losses	22,347	20,029
Loans, net	1,616,633	1,443,153
Federal Reserve and Federal Home Loan bank stock, at cost	7,472	8,486
Customers’ liability under acceptances	—	4
Goodwill	1,742	1,742
Premises and equipment, net	22,578	23,622
Other real estate	1,452	1,929
Accrued interest receivable	6,853	6,642
Cash surrender value of life insurance policies	49,797	48,838
Other assets	55,369	53,136
Total assets	$2,706,641	$2,457,705
LIABILITIES AND SHAREHOLDER’S EQUITY
Noninterest-bearing demand deposits	$924,375	$786,673
Savings, NOW and money market deposits	708,141	567,021
Time deposits	642,041	657,848
Total deposits	2,274,557	2,011,542
Securities sold under agreements to repurchase—customers	32,950	47,313
Securities sold under agreements to repurchase—dealers	—	5,000
Advances—FHLB	101,265	122,733
Acceptances outstanding	—	4
Accrued interest payable	646	1,062
Accrued expenses and other liabilities	70,030	64,807
Total liabilities	2,479,448	2,252,461
Commitments and contingent liabilities
Shareholder’s Equity
Common shares, $50 par value per share; Authorized and issued, 358,526 shares	17,926	17,926
Capital surplus	51,638	51,263
Undivided profits	170,740	146,888
Accumulated other comprehensive loss	(13,111)	(10,833)
Total shareholder’s equity	227,193	205,244
Total liabilities and shareholder’s equity	$2,706,641	$2,457,705

See Notes to Consolidated Financial Statements.

Sterling Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sterling Bancorp is a financial holding company, pursuant to an election made under the Gramm-Leach-Bliley Act of 1999. Throughout the notes, the term the “Company” refers to Sterling Bancorp and its consolidated subsidiaries and the term the “bank” refers to Sterling National Bank and its consolidated subsidiaries, while the term the “parent company” refers to Sterling Bancorp but not its subsidiaries. The Company provides a full range of banking and financial products and services, including business and consumer lending, asset-based financing, residential mortgage warehouse funding, factoring/accounts receivable management services, equipment financing, commercial and residential mortgage lending and brokerage, deposit services and trade financing. The Company has operations principally in New York and conducts business throughout the United States.

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

(b) General Accounting Policies
The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates, which impact the amounts reported in those statements and are, by their nature, subject to change in the future as additional information becomes available or as circumstances vary. Actual results could differ from management’s current estimates, as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty inherent in these significant estimates. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as other-than-temporary declines in the value of securities and the accounting for income taxes. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration or lack of significant improvement in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

The Company evaluates subsequent events through the date that the financial statements are issued.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current presentation. Throughout the notes, dollar amounts presented in tables are in thousands, except per share data.

(c) Adoption of New Accounting Standards
Accounting Standards Update ("ASU") No. 2011-03, “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was  effective for the Company on January 1, 2012 and did not have a material impact on the Company’s financial statements.

ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for annual periods beginning after December 15, 2011, and did not have a material impact on the Company’s financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective for annual periods beginning after December 15, 2011, and did not have a material impact on the Company’s financial statements.

ASU No. 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 was effective for annual and interim periods beginning after December 15, 2011 and did not have a material impact on the Company’s financial statements.

d) Newly Issued Not Yet Effective Standards
ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet”, to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a material impact on the Company’s financial statements.

ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.  Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a material impact on the Company’s financial statements.

ASU No. 2012-06, “Business Combinations (Topic 805)—Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life or the indemnified assets). ASU 2012-06 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a material impact on the Company’s financial statements.

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

Mortgage loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis and are included under the caption “Loans held for sale” in the Consolidated Balance Sheets. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income. Mortgage loans, including servicing rights, are sold without recourse. Gains or losses resulting from sales of mortgage loans, net of unamortized deferred fees and costs, are recognized when the proceeds are received from investors and are included under the caption “Mortgage banking income” in the Consolidated Statements of Income. In connection with its mortgage banking activities, the Company has commitments to fund loans held for sale and commitments to sell loans, which are considered derivative instruments under FASB Codification Topic 815: Derivatives and Hedging. The fair values of these free-standing derivative instruments were immaterial at December 31, 2012 and 2011.

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

(i) Goodwill and Other Intangible Assets
Goodwill, representing the excess of the purchase price over the fair value of net assets of businesses acquired, reflected in the Consolidated Balance Sheets arose from the parent company’s acquisition of the bank (in 1968) and the acquisition of Sterling Resource Funding Corp (in 2006). Goodwill is deemed to have an indefinite useful life and therefore is not amortized, and the Company is required to complete an annual assessment for any impairment of goodwill. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company has selected December 31 as the date to perform the annual impairment testing. The impairment would be treated as an expense in the income statement. There was no impairment expense recorded in 2012, 2011 or 2010.

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

Other intangible assets consist of acquired customer contracts and assets arising from a purchase of assets as of April 6, 2009. They were initially measured at fair value and then amortized on a straight-line method over their estimated useful life of two years.

(j) Premises and Equipment
Premises and equipment, excluding land, are stated at cost less accumulated depreciation or amortization as applicable. Land is reported at cost. Depreciation is computed on a straight-line basis and is charged to noninterest expense over the estimated useful lives of the related assets. Useful lives are seven years for furniture, fixtures and equipment, between three and seven years for ATMs, computer hardware and software, and ten years for building improvements. Amortization of leasehold improvements is charged to noninterest expense over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Maintenance, repairs and minor improvements are charged to noninterest expenses as incurred.

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

(o) Impact of Recent Economic Conditions
Current economic conditions, including illiquid credit markets, volatile equity, foreign currency and energy markets, and reduced consumer spending, have combined to increase risk and uncertainty across industries. The Company considers economic conditions and their impact on the financial results and operations of the Company discussed above, including the determination of fair value of investment securities or derivative financial instruments the Company holds, the establishment of allowance for loan losses, the impairment of any asset and any other amounts reported in the financial statements of the Company that may be affected in the near term.

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

(r) Stock Incentive Plan
The Company's share-based employee compensation plan, which is described more fully in Note 16, expired during 2012.

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

The bank is required to maintain average reserves, net of vault cash, on deposit with the Federal Reserve Bank of New York against outstanding domestic deposits and certain other liabilities. The reserves maintained, which are reported in cash and due from banks, were $111.1 million and $124.6 million at December 31, 2012 and 2011, respectively. Average required reserves during 2012 and 2011 were $4.3 million and $4.6 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, the Company received interest from the Federal Reserve amounting to $132 thousand, $228 thousand and $76 thousand, respectively.

NOTE 3.
MONEY MARKET INVESTMENTS

The Company’s money market investments include interest-bearing deposits with other banks and Federal funds sold. The following table presents information regarding money market investments.

Years Ended December 31,		2012			2011			2010
Interest-bearing deposits with other banks
At December 31 —Balance		$112,886			$126,448			$40,503
—Weighted average interest rate		0.25%			0.25%			0.25%
—Weighted average original maturity (Days)		3			3			7
During the year —Maximum month-end balance		174,808			262,940			66,858
—Daily average balance		58,836			93,561			31,960
—Weighted average interest rate earned		0.23%			0.24%			0.23%
—Range of interest rates earned	0.03	–	0.80%	0.03	–	0.90%	0.06	–	1.50%

NOTE 4.
INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$6,387	$1	$2	$6,386
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	19,615	47	30	19,632
CMOs (Government National Mortgage Association)	3,293	12	14	3,291
Federal National Mortgage Association	1,860	118	—	1,978
Federal Home Loan Mortgage Corporation	20	—	1	19
Government National Mortgage Association	85	1	—	86
Total residential mortgage-backed securities	24,873	178	45	25,006
Agency notes
Federal National Mortgage Association	650	1	—	651
Federal Home Loan Bank	500	1	—	501
Federal Home Loan Mortgage Corporation	75	4	—	79
Total obligations of U.S. government corporations and government-sponsored enterprises	26,098	184	45	26,237
Obligations of state and political institutions—New York bank qualified	16,499	1,424	—	17,923
Single-issuer, trust preferred securities	37,875	1,090	80	38,885
Other preferred securities	12,012	3	62	11,953
Corporate debt securities	173,332	1,288	202	174,418
Equity and other securities	19,371	2,129	465	21,035
Total	$291,574	$6,119	$856	$296,837

December 31, 2011
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$21,642	$103	$6	$21,739
CMOs (Government National Mortgage Association)	5,666	12	11	5,667
Federal National Mortgage Association	2,137	74	—	2,211
Federal Home Loan Mortgage Corporation	38	—	1	37
Government National Mortgage Association	98	—	—	98
Total residential mortgage-backed securities	29,581	189	18	29,752
Agency notes
Federal National Mortgage Association	501	—	—	501
Federal Home Loan Bank	101	1	—	102
Federal Home Loan Mortgage Corporation	376	7	—	383
Federal Farm Credit Bank	251	—	—	251
Total obligations of U.S. government corporations and government-sponsored enterprises	30,810	197	18	30,989
Obligations of state and political institutions—New York bank qualified	21,171	1,606	—	22,777
Single-issuer trust preferred securities	28,506	214	1,661	27,059
Corporate debt securities	175,920	263	2,876	173,307
Equity and other securities	15,322	958	398	15,882
Total	$271,729	$3,238	$4,953	$270,014

The carrying value and fair value of securities held to maturity are as follows:

December 31, 2012	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,051	$88	$—	$2,139
CMOs (Federal Home Loan Mortgage Corporation)	3,525	145	—	3,670
Federal National Mortgage Association	32,731	2,854	—	35,585
Federal Home Loan Mortgage Corporation	15,768	1,237	—	17,005
Government National Mortgage Association	3,385	559	—	3,944
Total residential mortgage-backed securities	57,460	4,883	—	62,343
Agency notes
Federal National Mortgage Association	95,977	95	74	95,998
Federal Home Loan Bank	81,989	38	12	82,015
Federal Home Loan Mortgage Corporation	15,000	21	—	15,021
Total obligations of U.S. government corporations and government-sponsored enterprises	250,426	5,037	86	255,377
Obligations of state and political institutions—New York bank qualified	135,982	11,861	2	147,841
Total	$386,408	$16,898	$88	$403,218

December 31, 2011
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$3,942	$192	$—	$4,134
CMOs (Federal Home Loan Mortgage Corporation)	6,474	305	—	6,779
Federal National Mortgage Association	46,937	3,777	—	50,714
Federal Home Loan Mortgage Corporation	23,682	1,669	—	25,351
Government National Mortgage Association	4,132	603	—	4,735
Total residential mortgage-backed securities	85,167	6,546	—	91,713
Agency notes
Federal National Mortgage Association	104,981	203	—	105,184
Federal Home Loan Bank	44,992	34	—	45,026
Federal Home Loan Mortgage Corporation	34,991	49	9	35,031
Total obligations of U.S. government corporations and government-sponsored enterprises	270,131	6,832	9	276,954
Obligations of state and political institutions—New York bank qualified	137,726	11,105	10	148,821
Total	$407,857	$17,937	$19	$425,775

The Company invests principally in obligations of U.S. government corporations and government-sponsored enterprises and other investment-grade securities. The fair value of these investments fluctuates based on several factors, including credit quality and general interest rate changes. The Company determined that it is not more likely than not that the Company would be required to sell any investments before anticipated recovery.

At December 31, 2012, approximately $137.3 million, representing approximately 20.1%, of the Company’s held to maturity and available for sale securities are comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (24 issuers), corporate debt (39 issuers), other preferred securities (3 issuers) and equity and other securities (14 issuers). These investments may pose a higher risk of future impairment charges as a result of a lack of significant improvement of the U.S. economy and/or a further deterioration in stock prices of the companies in the financial services industry. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other than temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

The following table presents information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$388	$2	$—	$—	$388	$2
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	5,876	12	2,314	18	8,190	30
CMOs (Government National Mortgage Association)	—	—	1,518	14	1,518	14
Federal Home Loan Mortgage Corporation	—	—	19	1	19	1
Total obligations of U.S. government corporations and government-sponsored enterprises	5,876	12	3,851	33	9,727	45
Single-issuer trust preferred securities	9,698	71	1,079	9	10,777	80
Other preferred securities	11,849	62	—	—	11,849	62
Corporate debt securities	35,832	73	10,667	129	46,499	202
Equity and other securities	2,476	316	1,057	149	3,533	465
Total	$66,119	$536	$16,654	$320	$82,773	$856

December 31, 2011
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$4,276	$6	$—	$—	$4,276	$6
CMOs (Government National Mortgage Association)	3,448	11	—	—	3,448	11
Federal Home Loan Mortgage Corporation	—	—	22	1	22	1
Total obligations of U.S. government corporations and government-sponsored enterprises	7,724	17	22	1	7,746	18
Single-issuer trust preferred securities	11,721	1,574	415	87	12,136	1,661
Corporate debt securities	139,972	1,937	10,607	939	150,579	2,876
Equity and other securities	2,974	398	—	—	2,974	398
Total	$162,391	$3,926	$11,044	$1,027	$173,435	$4,953

At December 31, 2012, the Company held three positions in residential mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (two) and Government National Mortgage Association (one) in the available for sale portfolio that were in unrealized loss positions for more than 12 months. The amount of the unrealized loss ($33 thousand) was insignificant to the Company’s results of operations for the year ended December 31, 2012.

The following table presents information regarding single-issuer, trust preferred securities at December 31, 2012:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes*	NA	$991	$1,046	$55
NPB Capital Trust II, 7.85%, due 9/30/2032	Yes*	NA	126	129	3
Allfirst Pfd Cap Trust, Floating Rate, due 7/15/2029, owned by M&T Bank Corporation	Yes*	BBB	381	400	19
Capital One Capital II, 7.50%, due 1/02/2013	Yes*	BB+	7,724	7,673	(51)
Capital One Capital VI, 8.875%, due 5/15/2040	Yes*	BB+	103	100	(3)
Citigroup Capital VII, 7.125%, due 7/31/2031	Yes*	BB	1,507	1,523	16
Citigroup Capital VIII, 6.95%, due 9/15/2031	Yes*	BB	246	252	6
Citigroup Capital IX, 6.00%, due 2/14/2033	Yes*	BB	2,887	2,997	110
Citigroup Capital X, 6.10%, due 9/30/2033	Yes*	BB	830	834	4
Citigroup Capital XI, 6.00%, due 9/27/2034	Yes*	BB	149	149	—
Citigroup Capital XVII, 6.35%, due 3/15/2067	Yes*	BB	46	62	16
First Tennessee Capital II, 6.30%, due 4/15/2034	Yes*	BB	4,617	4,748	131
Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes*	BB+	8,911	9,342	431
Keycorp Capital II, 6.875%, due 3/17/2029	Yes*	BBB-	93	95	2
Mellon Capital IV, 4.00%, due 6/20/2049	Yes*	BBB	118	118	—
JP Morgan Chase Capital XIII, Floating Rate, due 9/30/2034	Yes*	BBB	760	821	61
JP Morgan Chase Capital XI, 5.875%, due 6/15/2033	Yes*	BBB	1,623	1,636	13
Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes*	BB+	1,044	1,116	72
SunTrust Capital I, Floating Rate, due 5/15/2027	Yes*	BB+	731	798	67
USB Capital IX, 3.50% due 10/29/2049	Yes*	BBB+	90	90	—
VNB Capital Trust I, 7.75%, due 12/15/2031	Yes*	BBB-	21	21	—
Wells Fargo Capital Trust VII, 5.85%, due 5/01/2033	Yes*	BBB+	424	433	9
Wells Fargo Capital Trust VIII, 5.625%, due 8/01/2033	Yes*	BBB+	367	380	13
Wells Fargo Capital IX, 5.625%, due 4/08/2034	Yes*	BBB+	4,086	4,122	36
			$37,875	$38,885	$1,010

*TARP obligation was repaid prior to December 31, 2012.

At December 31, 2012, the Company held 24 security positions of single-issuer bank trust preferred securities, 39 security positions of corporate debt securities and three positions of other preferred securities issued by financial institutions all of which are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable securities. Based upon management’s fourth quarter review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

As of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the tables above and believes that it is more likely than not that the Company will not have to sell any such securities before recovery of cost.

The following table presents information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government corporations and government-sponsored enterprises
Agency Notes
Federal National Mortgage Association	$14,926	$74	$—	$—	$14,926	$74
Federal Home Loan Bank	32,987	12	—	—	32,987	12
Total obligations of U.S. government corporations and government-sponsored enterprises	47,913	86	—	—	47,913	86
Obligations of state and political institutions—New York bank qualified	203	2	—	—	203	2
Total	$48,116	$88	$—	$—	$48,116	$88

December 31, 2011
Obligations of U.S. government corporations and government-sponsored enterprises
Agency Notes
Federal Home Loan Mortgage Corporation	$14,991	$9	$—	$—	$14,991	$9
Total obligations of U.S. government corporations and government-sponsored enterprises	14,991	9	—	—	14,991	9
Obligations of state and political institutions—New York bank qualified	736	9	289	1	1,025	10
Total	$15,727	$18	$289	$1	$16,016	$19

At December 31, 2012, the Company held no security position in obligations of U.S. government corporations and government-sponsored enterprises and obligations of state and political institutions in the held to maturity portfolio that were in an unrealized loss position for more than 12 months.

The following tables present information regarding securities available for sale and securities held to maturity at December 31, 2012, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury securities	$6,387	$6,386	$—	$—
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	—	—	2,051	2,139
CMOs (Federal Home Loan Mortgage Corporation)	19,615	19,632	3,525	3,670
CMOs (Government National Mortgage Association)	3,293	3,291	—	—
Federal National Mortgage Association	1,860	1,978	32,731	35,585
Federal Home Loan Mortgage Corporation	20	19	15,768	17,005
Government National Mortgage Association	85	86	3,385	3,944
Total residential mortgage-backed securities	24,873	25,006	57,460	62,343
Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	650	651	10,000	10,007
Due after 10 years	—	—	85,977	85,991
Federal Home Loan Bank
Due after 1 year but within 5 years	250	251	—	—
Due after 5 years but within 10 years	250	250	—	—
Due after 10 years	—	—	81,989	82,015
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	75	79	—	—
Due after 10 years	—	—	15,000	15,021
Total obligations of U.S. government corporations and government-sponsored enterprises	26,098	26,237	250,426	255,377
Obligations of state and political institutions
Due after 1 year but within 5 years	—	—	155	167
Due after 5 years but within 10 years	3,355	3,632	9,267	10,232
Due after 10 years	13,144	14,291	126,560	137,442
Total obligations of state and political institutions	16,499	17,923	135,982	147,841
Single-issuer trust preferred securities
Due within 1 year	7,724	7,673	—	—
Due after 10 years	30,151	31,212	—	—
Total single-issuer trust preferred securities	37,875	38,885	—	—
Other preferred securities
Due within 1 year	11,910	11,849	—	—
Due after 10 years	102	104	—	—
Total other preferred securities	12,012	11,953	—	—
Corporate debt securities
Due within 6 months	51,690	51,705	—	—
Due after 6 months but within 1 year	47,689	47,926	—	—
Due after 1 year but within 2 years	54,872	55,484	—	—
Due after 2 years but within 5 years	16,430	16,532	—	—
Due after 5 years but within 10 years	2,552	2,664	—	—
Due after 10 years	99	107	—	—
Total corporate debt securities	173,332	174,418	—	—
Equity and other securities	19,371	21,035	—	—
Total	$291,574	$296,837	$386,408	$403,218

Information regarding sales and/or calls of held to maturity securities is as follows:

Years Ended December 31,	2012	2011	2010
Sales:
Proceeds	$—	$2,141	$—
Gross gains	—	62	—
Gross losses	—	—	—
Calls:
Proceeds	266,162	322,500	142,380
Gross gains	56	104	368
Gross losses	6	76	—

During 2012 and 2010, there were no sales of held to maturity securities. During 2011, $2.1 million of mortgage-backed securities issued by the Federal National Mortgage Association were sold out of the held to maturity portfolio. Each of the securities sold had been paid down by more than 85% of its original cost.

Information regarding sales and/or calls of the available for sale securities is as follows:

Years Ended December 31,	2012	2011	2010
Sales:
Proceeds	$119,672	$181,116	$169,517
Gross gains	1,195	2,569	3,703
Gross losses	3	311	—
Calls:
Proceeds	62,095	105,160	316,674
Gross gains	637	143	145
Gross losses	66	—	288

Investment securities are pledged to secure trust and public deposits, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank of New York and/or the Federal Reserve Bank of New York, and for other purposes required or permitted by law.

NOTE 5.
LOANS AND ALLOWANCE FOR LOAN LOSSES

The major components of domestic loans held for sale and loans held in portfolio are as follows:

December 31,	2012	2011
Loans held for sale, net of valuation reserve ($-0- at December 31, 2012 and $-0- at December 31, 2011)
Real estate—residential mortgage	$121,237	$43,372
Loans held in portfolio, net of unearned discounts
Commercial and industrial	629,369	626,063
Loans to nondepository institutions	348,843	246,587
Factored receivables	151,830	172,082
Equipment financing receivables	177,084	166,690
Real estate—residential mortgage	151,609	170,153
Real estate—commercial mortgage	182,735	85,825
Real estate—construction and land development	13,277	13,621
Loans to individuals	11,851	10,376
Loans to depository institutions	—	10
Loans held in portfolio, gross	1,666,598	1,491,407
Less unearned discounts	16,845	18,098
Loans held in portfolio, net of unearned discounts	1,649,753	1,473,309
	$1,770,990	$1,516,681

At December 31, 2012, the bank had qualified loans, with a carrying value of approximately $446.4 million, available to secure borrowings from the FHLB and the FRB; no loans were pledged at December 31, 2012. At December 31, 2011, $478.9 million of loans were pledged to secure FHLB and FRB borrowings.

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

The Company maintains an independent loan review process that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the Loan Committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders.

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

Commercial Real Estate
Sterling offers a range of commercial real estate lending including financing on commercial buildings, retail properties and mixed use properties. Loans are predicated on cash flow of the property, the value of the property determined by an independent appraisal and the strength of personal guarantees, if any. Loans are made at fixed or floating rates. Floating rate loans are based on the prime rate. Fixed rate loans are tied to Treasury or FHLB benchmarks and other indices.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect a single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geographic and risk grade criteria.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with funds, with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to timely completion of the project, interest rate changes, government regulation of real property, general conditions and the availability of long-term financing.

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

The ability of borrowers to service debt in the residential mortgage loan portfolios is generally subject to personal income, which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominantly collateralized by first and second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

Concentrations of Credit
At December 31, 2012, there are no industry concentrations, other than loans to nondepository institutions (exceeding 10% of loans, gross) of loans held in portfolio. Loans to nondepository institutions, which includes the Company’s residential mortgage warehouse funding product and loans to finance companies, represented approximately 20% of all loans. Approximately 67% of loans were to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors, which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 29.0% or $39.1 million and 21.1% or $26.9 million of the Company’s net interest income and noninterest income are related to real estate lending in 2012 and 2011, respectively. Real estate prices in the U.S. market have decreased significantly from pre-crisis levels. Further declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage related revenues.

As of December 31, 2012, approximately 59.1% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans.

Related Party Loans
Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at December 31, 2012 or 2011.

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

Nonaccrual loans at December 31, 2012 and 2011 totaled $5.9 million and $6.4 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2012, 2011 and 2010, in accordance with their original terms, is estimated to be $819 thousand, $780 thousand and $902 thousand, respectively, for the years then ended. Applicable interest income actually realized was $61 thousand, $200 thousand and $204 thousand, respectively, for the aforementioned years, and there were no commitments to lend additional funds on nonaccrual loans.

The following table sets forth the amount of nonaccrual loans of the Company at the end of each of the two most recent fiscal years:

December 31,	2012	2011
Nonaccrual loans
Commercial and industrial	$2,495	$834
Factored receivables	—	—
Equipment financing receivables	339	370
Real estate—residential mortgage	2,325	1,991
Real estate—commercial mortgage	745	3,124
Real estate—construction and land development	—	—
Loans to individuals	18	39
Total nonaccrual loans	$5,922	$6,358

The following tables provide information regarding the past due status of loans for the periods indicated:

December 31, 2012	30–59 Days Past Due	60–89 Days Past Due	90 & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$28,711	$7,541	$2,641	$38,893	$588,892	$627,785	$146
Loans to nondepository institutions	—	—	—	—	348,809	348,809	—
Factored receivables	3,122	1,339	99	4,560	147,033	151,593	99
Equipment financing receivables	159	284	339	782	161,312	162,094	—
Real estate—residential mortgage	1,464	1,208	2,325	4,997	146,612	151,609	—
Real estate—commercial mortgage	—	—	745	745	181,990	182,735	—
Real estate—construction and land development	—	—	—	—	13,277	13,277	—
Loans to individuals	9	17	18	44	11,807	11,851	—
Loans to depository institutions	—	—	—	—	—	—	—
Total loans, net of unearned discount	$33,465	$10,389	$6,167	$50,021	$1,599,732	$1,649,753	$245

December 31, 2011	30–59 Days Past Due	60–89 Days Past Due	90 & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$23,665	$5,344	$837	$29,846	$594,278	$624,124	$165
Loans to nondepository institutions	—	—	—	—	246,587	246,587	—
Factored receivables	3,266	665	162	4,093	167,738	171,831	—
Equipment financing receivables	546	386	370	1,302	149,480	150,782	—
Real estate—residential mortgage	1,570	633	1,991	4,194	165,959	170,153	—
Real estate—commercial mortgage	—	—	3,124	3,124	82,701	85,825	—
Real estate—construction and land development	—	—	—	—	13,621	13,621	—
Loans to individuals	41	7	39	87	10,289	10,376	—
Loans to depository institutions	—	—	—	—	10	10	—
Total loans, net of unearned discount	$29,088	$7,035	$6,523	$42,646	$1,430,663	$1,473,309	$165

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

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of the expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral less selling costs was used to determine the specific allowance recorded.

December 31, 2012	Recorded Investment in Impaired Loans	Principal Balance With No Allowance	Principal Balance With Allowance	Related Allowance	Average Recorded Investment in Impaired Loans
Commercial and industrial	$2,406	$1,956	$1,558	$325	$1,690
Loans to nondepository institutions	—	—	—	—	—
Factored receivables	—	—	—	—	—
Equipment financing receivables	89	—	89	7	132
Real estate—residential mortgage	6,152	1,955	5,945	1,592	5,698
Real estate—commercial mortgage	745	—	745	350	2,038
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Total	$9,392	$3,911	$8,337	$2,274	$9,558

December 31, 2011	Recorded Investment in Impaired Loans	Principal Balance With No Allowance	Principal Balance With Allowance	Related Allowance	Average Recorded Investment in Impaired Loans
Commercial and industrial	$2,954	$1,395	$2,159	$287	$2,596
Loans to nondepository institutions	—	—	—	—	—
Factored receivables	—	—	—	—	—
Equipment financing receivables	151	—	151	17	230
Real estate—residential mortgage	5,275	825	4,966	1,234	4,886
Real estate—commercial mortgage	3,124	—	3,124	1,113	3,124
Real estate—construction and land development	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Total	$11,504	$2,220	$10,400	$2,651	$10,836

The recognition of interest income on accruing impaired loans is based upon an individual assessment of each loan; however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized on these loans during impairment was approximately $321 thousand (equipment financing receivables $5 thousand and real estate–residential mortgage $316 thousand), $430 thousand and $60 thousand for 2012, 2011 and 2010, respectively.

The Company has allocated $1.6 million and $1.3 million of specific reserves to customers with equipment financing receivables and residential real estate loans whose loan terms have been modified in troubled debt restructurings ("TDRs") as of December 31, 2012 and December 31, 2011. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

During the year ended December 31, 2012, the terms of $2.4 million of residential real estate loans were modified as TDRs. The modification of terms of such loans included one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No lease financing receivables were modified during the twelve months ended December 31, 2012.

Modifications of residential real estate loans involving a reduction of the stated interest rate or an extension of the maturity date were for periods ranging up to 40 years.

The troubled debt restructurings described above increased the allowance for loan losses by $816 thousand for the twelve months ended December 31, 2012 and resulted in charge-offs of $275 thousand during the twelve months ended December 31, 2012.

During the twelve months ended December 31, 2012, 23 residential real estate loans with a recorded investment of $2.8 million had a payment default. No lease financing receivables had a payment default. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of loans, (ii) the level of classified loans, (iii) charge-offs, (iv) nonperforming loans and (v) the general economic conditions in the New York metropolitan area.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company has a process for analyzing non-homogeneous loans, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk. This analysis occurs at varying times based on the type of loan, as well as the loan balance and occurs at least once every 18 months for those loans greater than $500,000.

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at December 31, 2012 is included in the aging of the recorded investment of the past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at December 31, 2012 is presented in the recorded investment in nonaccrual loans table above.

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans under $100,000 are not risk rated. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:
•  Risk Rating 1 & 2/High Quality/Minimal Risk—These loans are well secured by liquid or high-quality, diversified, and readily marketable securities within the bank’s defined margin requirements including cash surrender value of life insurance, or loans to strong privately held obligors secured by real estate with satisfactory loan to value, and support guarantors. They could include loans to publicly traded entities with strong credit ratings (A-1 or better) by Moody’s or Standard & Poor’s.
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

The following table presents weighted average risk grades and classified loans by type of loans as of December 31, 2012 and 2011. Classified loans include loans in Risk Grades 6, 7 and 8.

	2012		2011
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1–4	3.21	$614,620	3.41	$603,375
Risk grade 5	5.00	3,823	5.00	5,006
Risk grade 6	6.00	—	6.00	11,872
Risk grade 7	7.00	9,342	7.00	3,871
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.28	$627,785	3.50	$624,124
Loans to nondepository institutions
Risk grades 1–4	3.13	$342,020	3.14	$240,154
Risk grade 5	5.00	5,933	—	—
Risk grade 6	6.00	856	—	—
Risk grade 7	—	—	7.00	6,433
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.17	$348,809	3.24	$246,587
Factored receivables
Risk grades 1–4	3.08	$146,371	2.84	$170,256
Risk grade 5	5.00	4,751	5.00	1,575
Risk grade 6	6.00	471	—	—
Risk grade 7	—	—	—	—
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.13	$151,593	2.86	$171,831
Equipment financing receivables
Risk grades 1–4	3.93	$161,755	3.89	$150,412
Risk grade 5	—	—	—	—
Risk grade 6	—	—	—	—
Risk grade 7	7.00	339	7.00	370
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.94	$162,094	3.90	$150,782

	2012		2011
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Real estate—commercial mortgage & construction and land development
Risk grades 1–4	3.07	$186,582	3.18	$87,805
Risk grade 5	—	—	—	—
Risk grade 6	6.00	8,685	6.00	8,517
Risk grade 7	7.00	745	7.00	3,124
Risk grade 8	—	—	—	—
Risk grade 9	—	—	—	—
Total	3.21	$196,012	3.54	$99,446

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

The Company’s allowance for loan loss methodology is based on guidance provided by the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of Thrift Supervision in December 2006 and includes an allowance allocation calculated in accordance with U.S. GAAP guidance in FASB Codification Topic 310: Receivables and allowance allocations calculated in accordance with FASB Codification Topic 450: Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.

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

The following table presents the activity in the allowance for loan losses by portfolio segment:

Year Ended December 31, 2012	Balance, Beginning of Period	Charge-Offs		Recoveries	Net Charge-Offs		Provision for Loan Losses	Balance, End of Period
Commercial and industrial	$7,647	$4,993		$267	$4,726		$5,741	$8,662
Loans to nondepository institutions	1,369	—		—	—		357	1,726
Factored receivables	1,450	387		102	285		282	1,447
Equipment financing receivables	3,515	2,602		1,282	1,320		1,568	3,763
Real estate—residential mortgage	3,490	825	(1)	8	817	(1)	1,091	3,764
Real estate—commercial mortgage	2,151	671		66	605		958	2,504
Real estate—construction and land development	165	—		—	—		(9)	156
Loans to individuals	104	194		15	179		238	163
Loans to depository institutions	—	—		—	—		—	—
Unallocated	138	—		—	—		24	162
Total	$20,029	$9,672	(1)	$1,740	$7,932	(1)	$10,250	$22,347
Year Ended December 31, 2011
Commercial and industrial	$7,454	$2,909		$146	$2,763		$2,956	$7,647
Loans to nondepository institutions	564	—		—	—		805	1,369
Factored receivables	1,424	358		79	279		305	1,450
Equipment financing receivables	3,423	8,266		2,255	6,011		6,103	3,515
Real estate—residential mortgage	2,497	1,291	(1)	165	1,126	(1)	2,119	3,490
Real estate—commercial mortgage	2,275	—		—	—		(124)	2,151
Real estate—construction and land development	310	—		—	—		(145)	165
Loans to individuals	119	30		—	30		15	104
Loans to depository institutions	46	—		—	—		(46)	—
Unallocated	126	—		—	—		12	138
Total	$18,238	$12,854	(1)	$2,645	$10,209	(1)	$12,000	$20,029
[1] Includes losses on transfers to OREO

The following table presents the activity in the allowance for the period shown:

Years Ended December 31,	2010
Allowance for loan losses:
Balance at beginning of year	$19,872
Charge-offs:
Commercial and industrial	7,212
Factored receivables	665
Equipment financing receivables	22,509
Real estate—residential mortgage	351
Real estate—commercial mortgage	129
Real estate—construction and land development	—
Loans to individuals	231
Total charge-offs	31,097
Recoveries:
Commercial and industrial	312
Factored receivables	239
Equipment financing receivables	902
Real estate—residential mortgage	—
Real estate—commercial mortgage	—
Real estate—construction and land development	—
Loans to individuals	48
Total recoveries	1,501
Subtract:
Net charge-offs	29,596
Provision for loan losses	28,500
Less loss on transfers to other real estate owned	538
Balance at end of year	$18,238

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Ending Allowance Balance			Loan Balances
	Attributable to Loans Evaluated for Impairment			Evaluated for Impairment
Year Ended December 31, 2012	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$325	$8,337	$8,662	$2,406	$625,379	$627,785
Loans to nondepository institutions	—	1,726	1,726	—	348,809	348,809
Factored receivables	—	1,447	1,447	—	151,593	151,593
Equipment financing receivables	7	3,756	3,763	89	162,005	162,094
Real estate—residential mortgage	1,592	2,172	3,764	6,152	145,457	151,609
Real estate—commercial mortgage	350	2,154	2,504	745	181,990	182,735
Real estate—construction and land development	—	156	156	—	13,277	13,277
Loans to individuals	—	163	163	—	11,851	11,851
Loans to depository institutions	—	—	—	—	—	—
Unallocated	—	—	162	—	—	—
Total	$2,274	$19,911	$22,347	$9,392	$1,640,361	$1,649,753

Year Ended December 31, 2011
Commercial and industrial	$287	$7,360	$7,647	$2,954	$621,170	$624,124
Loans to nondepository institutions	—	1,369	1,369	—	246,587	246,587
Factored receivables	—	1,450	1,450	—	171,831	171,831
Equipment financing receivables	17	3,498	3,515	151	150,631	150,782
Real estate—residential mortgage	1,234	2,256	3,490	5,275	164,878	170,153
Real estate—commercial mortgage	1,113	1,038	2,151	3,124	82,701	85,825
Real estate—construction and land development	—	165	165	—	13,621	13,621
Loans to individuals	—	104	104	—	10,376	10,376
Loans to depository institutions	—	—	—	—	10	10
Unallocated	—	—	138	—	—	—
Total	$2,651	$17,240	$20,029	$11,504	$1,461,805	$1,473,309

NOTE 6.
PREMISES AND EQUIPMENT

The following table presents information on premises and equipment:

December 31,	2012	2011
Land and building	$346	$344
Furniture and equipment	12,245	15,221
Leasehold improvements	25,334	24,139
	37,925	39,704
Accumulated amortization and depreciation	15,347	16,079
Premises and equipment, net	$22,578	$23,625

NOTE 7.
INTEREST-BEARING DEPOSITS

The following table presents certain information for interest expense on deposits:

Years Ended December 31,	2012	2011	2010
Interest expense
Interest-bearing deposits in domestic offices
Savings	$4	$8	$11
NOW	258	372	472
Money Market	2,324	2,475	2,805
Time
Three months or less	1,387	2,185	2,665
More than three months through twelve months	2,252	1,776	3,086
More than twelve months through twenty-four months	357	1,215	270
More than twenty-four months through thirty-six months	141	235	212
More than thirty-six months through forty-eight months	6	142	23
More than forty-eight months through sixty months	7	29	41
More than sixty months	1	1	—
	6,737	8,438	9,585
Interest-bearing deposits in foreign offices
Time
Three months or less	—	—	3
More than three months through twelve months	—	—	—
Total	$6,737	$8,438	$9,588

The aggregate of time certificates of deposit and other time deposits in denominations of $100 thousand or more was $547.6 million and $541.8 million at December 31, 2012 and 2011, respectively.

The following table provides certain information with respect to the Company’s deposits at the end of the two most recent fiscal years; there were no foreign deposits at either date:

December 31,	2012	2011
Domestic
Demand	$924,351	$765,800
NOW	199,934	177,495
Savings	24,886	18,566
Money Market	476,872	369,362
Time deposits by remaining maturity:
Three months or less	184,714	249,245
More than three months through six months	206,452	228,209
More than six months through twelve months	151,386	130,988
More than twelve months through twenty-four months	78,307	23,307
More than twenty-four months through thirty-six months	19,729	25,054
More than thirty-six months through forty-eight months	185	1,045
More than forty-eight months through sixty months	1,204	—
More than sixty months	64	—
Total	$2,268,084	$1,989,071

The Company began participating in the Certificate of Deposit Account Registry Service (“CDARS”) on January 22, 2009.  CDARS deposits totaled approximately $100.9 million and $164.5 million at December 31, 2012 and December 31, 2011, respectively.

NOTE 8.
SHORT-TERM BORROWINGS

The following table presents information regarding short-term borrowings:

Years Ended December 31,	2012			2011			2010
Federal funds purchased
At December 31 — Balance		$—			$—			$15,000
—Weighted average interest rate		—			—			0.15%
—Weighted average original maturity (Days)		—			—			1
During the year — Maximum month-end balance		30,000			60,000			105,000
—Daily average balance		10,093			10,926			33,192
—Weighted average interest rate paid		0.22%			0.13%			0.22%
—Range of interest rates paid	0.12	–	0.31%	0.07	–	0.25%	0.10	–	0.35%
Commercial paper
At December 31 — Balance		$15,345			$13,485			$14,388
—Weighted average interest rate		0.32%			0.29%			0.29%
—Weighted average original maturity (Days)		35			44			45
During the year — Maximum month-end balance		19,345			16,573			16,927
—Daily average balance		14,826			14,454			14,718
—Weighted average interest rate paid		0.29%			0.30%			0.30%
—Range of interest rates paid	0.25	–	0.60%	0.20	–	0.60%	0.20	–	0.65%
Short-term borrowings—FRB
At December 31 — Balance		$—			$—			$—
— Weighted average interest rate		—			—			—
— Weighted average original maturity		—			—			—
During the year — Maximum month-end balance		—			—			25,000
— Daily average balance		—			—			3,699
— Weighted average interest rate paid		—			—			0.25%
— Range of interest rates paid		—			—			0.25%
Short-term borrowings—treasury tax and loan and term Federal funds purchased
At December 31 — Balance		$—			$—			$3,490
— Weighted average interest rate		—			—			—
— Weighted average original maturity (Days)		—			—			1
During the year — Maximum month-end balance		—			23,864			46,779
— Daily average balance		—			3,666			7,306
— Weighted average interest rate paid		—			0.07%			0.25%
— Range of interest rates paid		—		0.00	–	0.31%	0.00	–	0.40%

Commercial paper is issued by the parent company and is not guaranteed by any subsidiary. The parent company has agreements with banks for back-up lines of credit for which it pays a fee at the annual rate of ¼ of 1% times the line of credit extended. At December 31, 2012, these back-up bank lines of credit totaled $14 million; no lines were used at any time during 2012, 2011 or 2010.

NOTE 9.
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by obligations of U.S. government corporations and government-sponsored enterprises and corporate debt obligations with a carrying amount of $46.4 million and $68.3 million at December 31, 2012 and 2011, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

Years Ended December 31,	2012			2011			2010
Securities sold under agreements to repurchase—customers
At December 31 — Balance		$32,950			$47,313			$23,016
—Weighted average interest rate		0.36%			0.34%			0.45%
—Weighted average original maturity (Days)		23			21			35
During the year — Maximum month-end balance		43,199			51,991			55,998
—Daily average balance		39,318			42,911			47,674
—Weighted average interest rate paid		0.36%			0.43%			0.48%
—Range of interest rates paid	0.25	–	0.55	0.25	–	0.65%	0.35	–	0.65%
Securities sold under agreements to repurchase—dealers
At December 31 —Balance		$—			$5,000			$5,000
—Weighted average interest rate		—			1.30%			1.30%
—Weighted average original maturity (Days)		—			731			731
During the year —Maximum month-end balance		5,000			5,000			39,893
—Daily average balance		2,637			5,186			5,618
—Weighted average interest rate paid		1.18%			1.27%			0.79%
—Range of interest rates paid	0.25	–	1.30%	0.13	–	1.30%	0.25	–	1.30%

NOTE 10.
ADVANCES—FHLB AND LONG-TERM BORROWINGS

These borrowings represent advances from the FHLB and junior subordinated debt securities issued by the parent company.

The following table presents information regarding fixed and floating rate FHLB advances:

Advance	Interest	Maturity	December 31,
Type	Rate	Date	2012	2011
Fixed Rate
Term	0.53	8/6/12	$—	$10,000
Term	2.26	7/16/12	—	10,000
Term	1.73	4/12/13	355	1,197
Term	2.13	4/14/14	910	1,536
Floating Rate
Term	0.73	2/10/16	50,000	50,000
Term	0.73	2/10/16	50,000	50,000
Total			$101,265	$122,733
Weighted-average interest rate			0.75%	0.97%

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

In February 2002, the Company completed its issuance of trust capital securities (“capital securities”) that raised $25 million ($24.1 million net proceeds after issuance costs). The 8.375% capital securities, due March 31, 2032, were issued by Sterling Bancorp Trust I (the “trust”), a wholly-owned non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25.8 million junior subordinated debt securities that pay interest at 8.375% (“debt securities”) issued by the parent company. The Company is not considered the primary beneficiary of the trust (which is a VIE); therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The debt securities are due concurrently with the capital securities, which may not be redeemed, except under limited circumstances, until March 31, 2007, and thereafter at a price equal to their principal amount plus interest accrued to the date of redemption. The Company may also reduce outstanding capital securities, through open market purchases. During 2012, 2011 and 2010, the parent company did not purchase any capital securities. Securities purchased are included in the Company’s securities available for sale and are considered to be outstanding for the payment of dividends but are considered to be redeemed for the calculation of the regulatory capital ratios. During 2012, 2011 and 2010, the Company’s tax-qualified defined benefit pension plan (the “Plan”) did not purchase any capital securities. The amounts of capital securities held by third parties at December 31, 2012, 2011 and 2010 were $22.8 million, $22.8 million and $22.8 million, respectively. Dividends and interest are paid quarterly.

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

The ability of the parent company to obtain funds from its subsidiaries is limited (see Note 15).

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

NOTE 11.
PREFERRED SHARES

The parent company is authorized to issue up to 644,389 preferred shares, $5 par value per share, in one or more series. No preferred shares were issued and outstanding at December 31, 2012 and December 31, 2011.

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

On April 27, 2011, the parent company paid $42.4 million to the U.S. Treasury for the repurchase in full of the Series A Preferred Shares. As a result of this action, the Series A Preferred Shares were redeemed in full, eliminating an annual dividend of $2.1 million. In this connection, in determining net income available to common shareholders, the Company recognized in the second quarter a $1.2 million charge for accelerated accretion, which represents the difference between the carrying value and the liquidation value for the repurchased Series A Preferred Shares. On May 18, 2011, the parent company paid approximately $0.95 million to the U.S. Treasury to repurchase the warrant. The parent company’s repurchase of the warrant concluded its participation in the TARP Capital Purchase Program.

NOTE 12.
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

The following table provides information regarding the number of common shares issued:

	Number of Shares Issued
Years Ended December 31,	2012	2011
Issued at beginning of year	35,225,110	31,138,545
Shares issued—acquisition	38,658	—
Shares issued—public offering	—	4,025,000
Shares issued under stock incentive plan	—	61,565
Issued at end of year	35,263,768	35,225,110

NOTE 13.
TREASURY SHARES

The following table provides information regarding the number of common shares held by the Company:

	Number of Shares Held
Years Ended December 31,	2012	2011
Held at beginning of year	4,300,278	4,297,782
Surrender of shares issued under incentive compensation plan	7,694	2,496
Held at end of year	4,307,972	4,300,278

NOTE 14.
ACCUMULATED OTHER COMPREHENSIVE LOSS

Information related to the components of accumulated other comprehensive loss is as follows with related tax effect:

	2012	2011	2010
Other Comprehensive Loss
Unrealized holding gains on available for sale securities arising during the period:
Before tax	$8,791	$428	$3,846
Tax effect	(3,913)	(184)	(1,745)
Net of tax	4,878	244	2,101
Reclassification adjustment for securities gains included in net income:
Before tax	(1,813)	(2,491)	(3,928)
Tax effect	807	1,109	1,783
Net of tax	(1,006)	(1,382)	(2,145)
Pension liability adjustment—net actuarial losses:
Before tax	(15,206)	(3,315)	(3,551)
Tax effect	6,768	1,309	1,611
Net of tax	(8,438)	(2,006)	(1,940)
Reclassification adjustment for amortization of prior service cost:
Before tax	39	63	67
Tax effect	(18)	(28)	(31)
Net of tax	21	35	36
Reclassification adjustment for amortization of net actuarial losses:
Before tax	4,090	3,208	2,673
Tax effect	(1,820)	(1,428)	(1,213)
Net of tax	2,270	1,780	1,460
Other comprehensive loss	$(2,275)	$(1,329)	$(488)

The following table presents the components of accumulated other comprehensive loss as of December 31, 2012 and 2011 included in shareholders’ equity:

	Pre-tax Amount	Tax Effect	After-tax Amount
December 31, 2012
Net unrealized gain on securities	$5,263	$(2,349)	$2,914
Adjustment for underfunded pension and postretirement life insurance obligations	(34,984)	15,579	(19,405)
Total	$(29,721)	$13,230	$(16,491)
December 31, 2011
Net unrealized loss on securities	$(1,720)	$763	$(957)
Adjustment for underfunded pension and postretirement life insurance obligations	(23,925)	10,666	(13,259)
Total	$(25,645)	$11,429	$(14,216)

NOTE 15.
RESTRICTIONS ON THE BANK

The parent company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the bank. Approval by the Comptroller of the Currency is required if the effect of dividends declared would cause the regulatory capital of the bank to fall below specified minimum levels. Additionally, all national banks are limited in the payment of dividends in any year without the approval of the Comptroller of the Currency to an amount not to exceed the net profits (as defined) for that year to date combined with its retained net profits for the preceding two calendar years. Under the foregoing restrictions, as of December 31, 2012 the bank could pay dividends of approximately $57.3 million to the parent company, without regulatory approval.

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

NOTE 16.
STOCK INCENTIVE PLAN

In April 1992, shareholders approved a Stock Incentive Plan (the “SIP”) covering up to 100,000 common shares of the parent company. The SIP expired during 2012. Under the SIP, key employees of the parent company and its subsidiaries could be granted awards in the form of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock or a combination of these. The SIP was administered by a committee of the Board of Directors.

The SIP provides for proportional adjustment to the number of shares covered by the SIP and by outstanding awards, and in the exercise price of outstanding stock options, to reflect, among other things, stock splits and stock dividends. The Company issued new shares to satisfy stock option exercises. The total intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $-0- thousand, $-0- thousand and $171 thousand, respectively.

Stock Options
The following tables present information on the qualified and nonqualified stock options outstanding (after the effect of the stock dividends/splits discussed above) as of December 31, 2012, 2011 and 2010 and changes during the years then ended:

	2012		2011		2010
Qualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	144,121	$14.60	150,358	$14.43	204,112	$12.46
Exercised	—	—	—	—	(53,754)	6.94
Forfeited/Lapsed	(144,121)	14.60	(6,237)	10.61	—	—
Outstanding at end of year	—	—	144,121	14.60	150,358	14.43
Options exercisable at end of year	—		144,121		143,502

	2012		2011		2010
Nonqualified Stock Options	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	166,339	$16.54	272,389	$19.55	460,102	$15.49
Exercised	—	—	—	—	(149,638)	6.94
Forfeited/Lapsed	(78,839)	14.92	(106,050)	24.29	(38,075)	20.03
Outstanding at end of year	87,500	17.99	166,339	16.54	272,389	19.55
Options exercisable at end of year	87,500		71,339		177,389

At December 31, 2012, no qualified or NQSO stock options were outstanding, exercisable and in-the-money.

The following table presents information regarding nonqualified stock options outstanding at December 31, 2012:

	Options Outstanding				Options Exercisable
	Range of Exercise Prices	Number Outstanding at 12/31/12	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/12	Weighted-Average Exercise Price
Nonqualified	$17.99	87,500	4.20	$17.99	87,500	$17.99

Director NQSOs expire five years from the date of the grant and become exercisable in four annual installments, starting one year from the date of the grant, or upon the earlier of death or disability of the grantee. Employee stock options generally expire ten years from the date of the grant and vest one year from the date of grant, although, if necessary to qualify to the maximum extent possible as ISOs, these options become exercisable in annual installments. Employee stock options, which become exercisable over a period of more than one year, are generally subject to earlier exercisability upon the termination of the grantee’s employment for any reason from the first anniversary of the grant date. Amounts received upon exercise of options are recorded as common shares and capital surplus. The additional tax benefit received by the Company upon exercise of a NQSO is credited to capital surplus.

There were no options granted during 2012, 2011 or 2010.

Under the provisions of FASB Codification Topic 718: Compensation—Stock Compensation, the Company recorded compensation expense of $18 thousand, $85 thousand and $109 thousand during the years ended December 31, 2012, 2011 and 2010, respectively, for option awards in 2006 and 2007. As of December 31, 2012, the total remaining unrecognized compensation cost related to option awards was $-0- thousand.

The tax benefit recognized as a credit to capital surplus upon the exercise of NQSOs amounted to approximately $-0- thousand at December 31, 2012, $-0- thousand at December 31, 2011 and $66 thousand at December 31, 2010.

Restricted Stock
On March 25, 2010, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 40,000 shares of restricted stock to the eight non-management directors (“2010 director restricted shares”) and 43,728 restricted shares to the Chairman, President, and five Executive Vice Presidents (“2010 officer restricted shares”). The 2010 director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The 2010 officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and are also limited by the 2008 agreement between the Company and the U.S. Treasury. The 2010 director restricted shares and the 2010 officer restricted shares were issued at $9.23 per share, the closing price on the date of the grant. The agreements for both the 2010 director restricted shares and the 2010 officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company. As of December 31, 2012, all 83,728 shares were still issued and 20,000 of the 2010 director restricted shares and 21,864 of the 2010 officer restricted shares were vested.

On March 24, 2011, the Board of Directors, upon recommendation by the Compensation and Corporate Governance Committees, granted a total of 20,000 shares of restricted stock to the eight non-management directors (“2011 director restricted shares”) and 41,565 restricted shares to the Chairman, President and five Executive Vice Presidents (“2011 officer restricted shares”). The 2011 director restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant date. The 2011 officer restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and had been limited by the 2008 agreement between the Company and the U.S. Treasury until the Preferred Shares were redeemed on April 27, 2011. The 2011 director restricted shares and the 2011 officer restricted shares were issued at $9.71 per share, the closing price on the date of the grant. The agreements for both the 2011 director restricted shares and the 2011 officer restricted shares have additional provisions regarding transferability and accelerated vesting of the shares and the continuation of performing substantial services for the Company. As of December 31, 2012, all 61,565 shares were still issued and 5,000 of the 2011 director restricted shares were vested.

Under the provisions of FASB Codification Topic 718: Compensation—Stock Compensation, the Company recorded compensation expense of $342 thousand during the year ended December 31, 2012 and a related tax benefit of $153 thousand. As of December 31, 2012, the total remaining unrecognized compensation cost related to restricted stock awards was $571 thousand, which is expected to be recognized over a weighted-average vesting period of 1.8 years.

NOTE 17.
EMPLOYEE BENEFIT PLANS

Retirement Plans
The Company has a noncontributory, tax-qualified defined benefit pension plan (the “DBP”) that covers the majority of employees with one or more years of service of at least 1,000 hours, who are at least 21 years of age. The benefits are based upon years of credited service, primary social security benefits and a participant’s highest average compensation as defined in the DBP. The funding requirements for the plan are determined annually based upon the amount needed to satisfy the Employee Retirement Income Security Act of 1974 funding standards. No employees initially hired after January 2, 2006 were eligible to enter the plan.

The Company also has a noncontributory, supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

The following tables, using a December 31 measurement date for each period presented, set forth the disclosures required for pension benefits:

At or for the Years Ended December 31,	2012	2011
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (Projected Benefit Obligation)	$77,011	$70,970
Service cost	2,481	2,147
Interest cost	4,129	3,933
Actuarial loss	13,352	1,890
Benefits paid	(2,203)	(1,929)
Benefit obligation at end of year	$94,770	$77,011
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	$43,299	$41,521
Actual return on plan assets	4,766	1,672
Employer contributions	9,034	2,035
Benefits paid	(2,203)	(1,929)
Fair value of assets at end of year	$54,896	$43,299
Funded status	$(39,874)	$(33,712)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Pension liability	$(39,874)	$(33,712)
Accumulated other comprehensive loss (pre-tax)	32,486	23,889

	Discount Rate		Rate of Compensation Increase
	2012	2011	2012	2011
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATION:
Defined benefit pension plan	4.10%	5.10%	3.00%	3.00%
Supplemental retirement plan	4.10	5.10	3.00	3.00

Components of the net periodic benefit expense and other amounts recognized in other comprehensive loss are as follows:

Years Ended December 31,	2012	2011	2010
COMPONENTS OF NET PERIODIC COST
Service cost	$2,481	$2,147	$2,050
Interest cost	4,129	3,933	3,766
Expected return on plan assets	(3,976)	(3,305)	(3,020)
Amortization of prior service cost	39	63	67
Recognized actuarial loss	3,926	3,159	2,672
Net periodic benefit expense	6,599	5,997	5,535
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss, after tax	6,168	226	480
Prior service credit, after tax	(21)	(35)	(36)
Total recognized in other comprehensive loss	6,147	191	444
Total recognized in net periodic benefit expense and other comprehensive loss	$12,746	$6,188	$5,979

	Discount Rate			Expected Return on Plan Assets			Rate of Compensation Increase
	2012	2011	2010	2012	2011	2010	2012	2011	2010
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST:
Defined benefit pension plan	5.10%	5.50%	6.00%	8.00%	8.00%	8.00%	3.00%	3.00%	3.00%
Supplemental retirement plan	5.10	5.50	6.00	N/A	N/A	N/A	3.00	3.00	3.00

To determine the expected return on plan assets, we consider historical return information on plan assets, the mix of investments that comprise plan assets and the actual income derived from plan assets.

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2012 and 2011 was $53.5 million and $45.5 million, respectively.

The tables presented on the previous page and above include the supplemental retirement plan, which is an unfunded plan. The following information is presented regarding the supplemental retirement plan:

December 31,	2012	2011
Projected benefit obligation	$36,546	$28,581
Accumulated benefit obligation	36,139	28,521

The following table sets forth information regarding the assets of the defined benefit pension plan:

December 31,	2012	2011
U.S. government corporation and agency debt obligations	3%	3%
Corporate debt obligations	24	32
Common equity securities	63	59
Other	10	6
Total	100%	100%

The overall investment strategy of the Plan is to have a diversified portfolio of investments that balance risk and return with the goal of meeting or exceeding the plan’s actuarial return assumptions and shorter term liquidity needs. The asset mix can vary but, to achieve these objectives, it is targeted at 60% equity securities, including up to 10% in the parent company common shares, 25% in corporate obligations and 10% in federal and agency obligations with the balance in other investments including trust preferred securities. The allocation of Plan assets as of December 31, 2012 is shown in the table above. The money market investment positions will vary but, will generally be under 5%. The Plan’s asset allocation and investments are recommended and managed by an independent advisor.

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

The defined benefit pension plan owns common shares of the parent company which is included in common equity securities above. At December 31, 2012, the fair value of the parent company common shares was $629 thousand and represented approximately 1% of plan assets. At December 31, 2011, the fair value of the parent company common shares was $597 thousand and represented approximately 1% of plan assets.

The defined benefit pension plan also owns capital securities (see Note 10 for definition) issued by Sterling Bancorp Trust I, a wholly-owned non-consolidated statutory business trust (which is a VIE). At December 31, 2012 and December 31, 2011, the fair value of the capital securities was $1.2 million and represented approximately 2% of plan assets at December 31, 2012 and 3% of plan assets at December 31, 2011.

The Company expects to contribute approximately $8.5 million to the defined benefit pension plan in 2013.

The following table presents benefit payments expected to be paid, based on the assumption described below, including the effect of expected future service for the years indicated.

Year(s)	Defined Benefit Plan	Supplemental Retirement Plan	Total Benefit Payments
2013	$2,312	$34,785	$37,097
2014	2,434	36	2,470
2015	2,579	1,005	3,584
2016	2,712	37	2,749
2017	2,941	38	2,979
Years 2018–2022	17,581	224	17,805

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

Amounts recognized in accumulated other comprehensive loss, pre-tax, as of December 31, 2012 and 2011 follow:

	Qualified Pension Plan		Supplemental Retirement Plan		Total
	2012	2011	2012	2011	2012	2011
Net actuarial loss	$22,556	$17,517	$9,927	$6,330	$32,483	$23,847
Prior service cost	15	38	(12)	4	3	42
Total	$22,571	$17,555	$9,915	$6,334	$32,486	$23,889

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost in 2013 are as follows:

	Qualified Pension Plan	Supplemental Retirement Plan	Total
Net actuarial loss	$2,297	$1,798	$4,095
Prior service cost	4	(3)	1
Total	$2,301	$1,795	$4,096

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

The fair value of plan assets at December 31, 2012, by asset category, is as follows:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets
Equity securities	$34,663	$34,663	$—	$—
U.S. government agency obligations	1,647	1,647	—	—
Corporate debt securities	13,197	13,197	—	—
Money market funds and other	5,389	—	5,389	—
Total Plan Assets	$54,896	$49,507	$5,389	$—

Savings Plans
As of January 1, 2008, the Company merged its two 401(k) plans into one plan (“new plan”). Eligible employees must complete 1,000 hours of service in order to be eligible for the Company matching contributions. Participants in the new plan eligible for Company matching contributions include any employee hired after January 1, 2006 and employees of two subsidiaries of the bank. Eligible employees may enroll in the new plan on the first day of the month after hire. The Company matches 25% of the eligible employee’s contribution to the plan based on the amount of each participant’s contributions, up to the Internal Revenue Service maximum contribution limit. All participants may immediately invest their individual contributions, as well as any Company matching contribution, in any of a variety of investment alternatives offered under the new plan. Expense for employer match related to the new plan totaled $304 thousand in 2012, $480 thousand in 2011 and $323 thousand in 2010.

Postretirement Life Insurance Benefits
The Company currently provides life insurance benefits to certain officers. The coverage provided depends upon years of service with the Company and the employee’s date of retirement. The Company’s plan for its postretirement benefit obligation is unfunded with a liability of $4.0 million at December 31, 2012 and $1.2 million at December 31, 2011. Net postretirement benefit cost was $349 thousand, $125 thousand and $65 thousand for 2012, 2011 and 2010, respectively. Amounts related to the postretirement life insurance plan included in other comprehensive loss was a loss, net of taxes, of $1.4 million at December 31, 2012 and a gain, net of taxes, of $143 thousand at December 31, 2011.

NOTE 18.
INCOME TAXES

The current and deferred tax provisions (benefits) applicable to income before taxes for each of the last three fiscal years are as follows:

Years Ended December 31,	2012	2011	2010
FEDERAL
Current	$7,718	$(71)	$3,615
Deferred	(1,577)	2,046	(1,734)
Total	$6,141	$1,975	$1,881
STATE AND LOCAL
Current	$3,627	$2,188	$973
Deferred	(1,231)	33	(696)
Total	$2,396	$2,221	$277
TOTAL
Current	$11,345	$2,117	$4,588
Deferred	(2,808)	2,079	(2,430)
Total	$8,537	$4,196	$2,158

Reconciliations of income tax provisions with taxes computed at Federal statutory rates are as follows:

Years Ended December 31,	2012	2011	2010
Federal statutory rate	35%	35%	34%
Computed tax based on income from continuing operations	$9,994	$7,627	$3,123
Increase (Decrease) in tax resulting from:
State and local taxes, net of Federal income tax benefit	1,609	1,500	218
Tax-exempt income	(2,564)	(2,578)	(1,640)
Tax benefit related to closed Federal tax audits	—	(2,523)	—
Other permanent items	(502)	170	457
Total	$8,537	$4,196	$2,158

The components of the net deferred tax asset, included in other assets, are as follows:

December 31,	2012	2011
Deferred tax assets
Difference between financial statement provision for loan losses and tax bad debt deduction	$8,976	$7,909
Pension and benefit plans	15,579	10,649
Available for sale securities	—	763
Compensation and other benefits	4,243	1,934
Deferred rent	1,448	1,324
Other	1,316	1,127
Total deferred tax assets	31,562	23,706
Deferred tax liabilities
Difference between tax and net book values of fixed assets	2,273	2,029
Available for sale securities	2,349	—
Other	711	79
Total deferred tax liabilities	5,333	2,108
Net deferred tax asset	$26,229	$21,598

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred assets was not considered necessary at December 31, 2012 and 2011 since it is more likely than not that these assets will be realized.

The current tax net payable as of December 31, 2012 was approximately $2.3 million. The current tax net receivable at December 31, 2011 was approximately $1.7 million.

At December 31, 2012 and December 31, 2011 the Company had accrued $715 thousand and $1.3 million, respectively, for taxes related to income tax audits and state income taxes due to changes in economic nexus rules governing taxation of business conducted within that state. The Company anticipates filing tax returns under the voluntary disclosure regulations of that state which will limit the Company's tax exposure to business conducted within that state during the past three years. The Company recognizes interest accrued related to unrecognized tax expense and penalties as income tax expense. At December 31, 2012 and 2011, the Consolidated Balance Sheet included accrued interest related to unrecognized tax expense of $150 thousand and $313 thousand, respectively. The Consolidated Statement of Income included a credit to interest expense of $163 thousand for 2012 and charges to interest expense of $16 thousand and $47 thousand for 2011 and 2010, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns have been examined through 2009, with 2010 and 2011 subject to examination. The Company’s New York State tax returns have been closed through 2008 and 2009 through 2011 are subject to examination. The Company’s New York City tax returns are closed through 2008 and 2009 through 2011 are subject to examination.

NOTE 19.
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

The following table presents the calculation of net earnings allocated to common shares and a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	2012	2011	2010
Distributed earnings allocated to common shares	$11,094	$11,055	$8,851
Undistributed earnings allocated to common shares	8,853	4,399	(4,429)
Net earnings allocated to common shares	$19,947	$15,454	$4,422
Weighted average common shares outstanding	30,828,293	30,038,047	24,492,279
Add dilutive effect of:
Stock options	—	—	2,765
Adjusted for assumed diluted computation	30,828,293	30,038,047	24,495,044

Options issued with exercise prices greater than the average market price of the common shares for each of the years ended December 31, 2012, 2011 and 2010 have not been included in computation of diluted earnings per share for those respective years. As of December 31, 2012, 87,500 options to purchase shares at $17.99 were not included; as of December 31, 2011, 310,460 options to purchase shares between $14.60 and $17.99 were not included; as of December 31, 2010, 422,747 options to purchase shares between $10.61 and $26.94 were not included.

NOTE 20.
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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012
Securities available for sale:
U.S. Treasury securities	$6,386	$—	$—	$6,386
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities	—	25,006	—	25,006
Agency notes	—	1,231	—	1,231
Total obligations of U.S. government corporations and government-sponsored enterprises	—	26,237	—	26,237
Obligations of state and political institutions—New York bank qualified	—	17,923	—	17,923
Single-issuer, trust preferred securities	38,885	—	—	38,885
Other preferred securities	11,953	—	—	11,953
Corporate debt securities	—	174,418	—	174,418
Equity and other securities	21,035	—	—	21,035
Total marketable securities	$78,259	$218,578	$—	$296,837

December 31, 2011
Securities available for sale:
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities	$—	$29,752	$—	$29,752
Agency notes	—	1,237	—	1,237
Total obligations of U.S. government corporations and government-sponsored enterprises	—	30,989	—	30,989
Obligations of state and political institutions—New York bank qualified	—	22,777	—	22,777
Single-issuer, trust preferred securities	27,059	—	—	27,059
Corporate debt securities	—	173,307	—	173,307
Equity and other securities	15,882	—	—	15,882
Total marketable securities	$42,941	$227,073	$—	$270,014

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

	December 31, 2012	December 31, 2011
Impaired loans
Commercial and industrial	$—	$1,298
Commercial real estate	395	2,011
Other real estate owned, net	1,452	1,929

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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $0.7 million, with a valuation allowance of $0.3 million at December 31, 2012. There was no additional provision for loan losses for the year ended December 31, 2012. At December 31, 2011, impaired loans had a principal balance of $4.5 million, with a valuation allowance of $1.2 million, resulting in an additional provision for loan losses of $31 thousand for the year ended December 31, 2011.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $1.5 million, which is made up of the outstanding balance of $1.5 million, net of a valuation allowance of $-0- million. For the year ended December 31, 2012, $-0- million of other real estate owned was written down through a charge to noninterest expense. At December 31, 2011, other real estate owned had a net carrying amount of $1.9 million, made up of the outstanding balance of $1.9 million, net of a valuation allowance of $-0- thousand. For the year ended December 31, 2011, $-0- million of other real estate owned was written down through a charge to noninterest expense.

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

Investment Securities
The methods, factors and significant assumptions used to estimate fair values of all securities are described more fully beginning on page 103.

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees
The fees received for the issuance of commitments to extend credit, standby letters of credit, and financial guarantees, are considered to approximate fair value. Due to the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the amount of consideration received.

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities. There were no transfers between Level 1 and Level 2 during 2012 or 2011.

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$38,944	$38,944	$—	$—	$38,944
Interest-bearing deposits with other banks	112,886	112,886	—	—	112,886
Investment securities	683,245	78,259	621,796	—	700,055
Loans, net	1,748,643	—	—	1,762,431	1,762,431
Accrued interest receivable	6,853	520	4,193	2,140	6,853
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,626,043	1,626,043	—	—	1,626,043
Time deposits	642,041	—	643,625	—	643,625
Securities sold under agreements to repurchase	32,950	32,950	—	—	32,950
Commercial paper and other short-term borrowings	15,345	15,345	—	—	15,345
Accrued interest payable	649	105	544	—	649
Advances—FHLB and long-term borrowings	127,039	100,000	1,275	27,211	128,486

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$31,046	$31,046	$—	$—	$31,046
Interest-bearing deposits with other banks	126,448	126,448	—	—	126,448
Investment securities	677,871	42,941	652,848	—	695,789
Loans, net	1,496,652	—	—	1,505,005	1,505,005
Accrued interest receivable	6,838	377	4,732	1,729	6,838
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,331,223	1,331,223	—	—	1,331,223
Time deposits	657,848	—	659,439	—	659,439
Securities sold under agreements to repurchase	52,313	52,313	—	—	52,313
Commercial paper and other short-term borrowings	13,485	13,485	—	—	13,485
Accrued interest payable	1,064	135	929	—	1,064
Advances—FHLB and long-term borrowings	148,507	100,000	22,886	26,170	149,056

NOTE 21.
CAPITAL MATTERS

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of Total Capital and establish minimum ratios of 4% for Tier 1 capital and 8% for Total Capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). In addition, the bank is subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium, approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA a “well capitalized” bank must maintain minimum leverage, Tier 1 and Total Capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At December 31, 2012, management believes that the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The following tables present information regarding the Company’s and the bank’s regulatory capital ratios:

	Actual		Minimum For Capital Adequacy		To Be Well Capitalized
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
The Company	$268,866	12.58%	$171,026	8.00%	$213,782	10.00%
The bank	261,760	12.37	169,309	8.00	211,637	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	245,533	11.49	85,513	4.00	128,269	6.00
The bank	238,428	11.27	84,655	4.00	126,982	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	245,533	9.14	107,400	4.00	134,251	5.00
The bank	238,428	8.93	106,823	4.00	133,529	5.00
As of December 31, 2011
Total Capital (to Risk-Weighted Assets):
The Company	$256,526	13.71%	$149,738	8.00%	$187,173	10.00%
The bank	234,737	12.63	148,732	8.00	185,915	10.00
Tier 1 Capital (to Risk-Weighted Assets):
The Company	235,947	12.61	74,869	4.00	112,304	6.00
The bank	214,159	11.52	77,366	4.00	111,549	6.00
Tier 1 Leverage Capital (to Average Assets):
The Company	235,947	9.02	104,593	4.00	130,741	5.00
The bank	214,159	8.30	103,148	4.00	128,935	5.00

NOTE 22.
PARENT COMPANY

CONDENSED BALANCE SHEETS
December 31,	2012	2011
ASSETS
Cash and due from banks—
Banking subsidiary	$3,021	$20,870
Other banks	4	13
Interest-bearing deposits—banking subsidiary	3,069	1,244
Securities available for sale (at fair value)	11,564	8,571
Loans, net of unearned discount	10,772	10,127
Investment in subsidiaries—
Banking subsidiary (including goodwill of $22,901 in 2012 and 2011)	248,352	226,403
Other subsidiaries	2,202	2,179
Cash surrender value of life insurance policies	4,760	4,609
Other assets	17,531	16,728
	$301,275	$290,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper (see Note 8)	$15,345	$13,485
Due to subsidiaries—
Other subsidiaries	992	992
Accrued expenses and other liabilities	31,074	29,672
Junior subordinated debt (see Note 10)	25,774	25,774
Shareholders’ equity	228,090	220,821
	$301,275	$290,744

CONDENSED STATEMENTS OF INCOME
Years Ended December 31,	2012	2011	2010
INCOME
Dividends and interest from—
Banking subsidiary	$1	$1	$2
Loans	120	92	208
Securities available for sale	115	249	342
Other income	56	140	155
Total income	292	482	707
EXPENSE
Interest expense	2,187	2,186	2,189
Other expenses	3,616	2,937	3,373
Total expense	5,803	5,123	5,562
Loss before income taxes and equity in undistributed net income of subsidiaries	(5,511)	(4,641)	(4,855)
Benefit for income taxes	(1,652)	(1,313)	(1,147)
Loss before equity in undistributed net income of subsidiaries	(3,859)	(3,328)	(3,708)
Equity in undistributed net income of—
Banking subsidiary	23,852	20,905	10,713
Other subsidiaries	23	19	21
Net income	$20,016	$17,596	$7,026

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2012	2011	2010
OPERATING ACTIVITIES
Net income	$20,016	$17,596	$7,026
Adjustments to reconcile net income to net cash used in operating activities:
Increase in accrued expenses and other liabilities	1,402	2,414	3,246
Equity in undistributed net income of subsidiaries	(23,875)	(20,924)	(10,734)
Security gains	—	—	(15)
Increase in other assets	(954)	(1,377)	(4,415)
Other, net	347	(1,383)	1,028
Net cash used in operating activities	(3,064)	(3,674)	(3,864)
INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits—banking subsidiary	(1,825)	2,199	24,498
Purchase of securities available for sale	(30,543)	(109,991)	(62,495)
(Increase) Decrease in loans	(645)	5,243	(209)
Proceeds from sales of securities available for sale	—	—	2,054
Proceeds from maturities and redemptions of securities available for sale	27,491	109,250	54,318
Investment in subsidiaries—banking subsidiary	—	—	(31,500)
Net cash (used in) provided by investing activities	(5,522)	6,701	(13,334)
FINANCING ACTIVITIES
Net increase (decrease) in commercial paper	1,860	(903)	(2,909)
Cash dividends paid on common shares	(11,132)	(11,122)	(8,873)
Cash dividends paid on preferred shares	—	(945)	(2,100)
Proceeds from exercise of stock options	—	—	403
Net proceeds from issuance of common shares	—	36,454	64,881
Net redemption of preferred stock and common stock warrants	—	(42,945)	—
Net cash (used in) provided by financing activities	(9,272)	(19,461)	51,402
Net (decrease) increase in cash and due from banks	(17,858)	(16,434)	34,204
Cash and due from banks—beginning of year	20,883	37,317	3,113
Cash and due from banks—end of year	$3,025	$20,883	$37,317
Supplemental disclosure of cash flow information:
Interest paid	$2,187	$2,187	$2,174
Income taxes paid	7,479	5,744	3,994

NOTE 23.
COMMITMENTS AND CONTINGENT LIABILITIES

Total rental expenses under cancelable and noncancelable leases for premises and equipment were $5.9 million, $6.2 million and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, which are net of rental income for a sublease of $174 thousand, $213 thousand and $218 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

The future minimum rental commitments as of December 31, 2012 under noncancelable leases follow:

Year(s)	Rental Commitments
2013	$4,513
2014	4,910
2015	4,683
2016	3,956
2017	3,691
2018 and thereafter	19,274
Total	$41,027

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

Loan commitments, approximately 90% of which have an original maturity of one year or less, were approximately $179.2 million as of December 31, 2012. These commitments are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements because some of the commitments are expected to expire without being drawn upon. The bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash, U.S. Treasury and other marketable securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit and financial guarantees, substantially all of which are within the scope of FASB Codification Topic 460: Guarantees, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2012, these commitments totaled $28.7 million of which $21.9 million expire within one year and $6.8 million within two years. Approximately 76% of the commitments are automatically renewable for a period of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds cash or cash equivalents and marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2012 ranged from 0% to 100%; the average amount collateralized was approximately 77%.

Other commercial commitments principally consist of commercial letters of credit issued to our trade finance customers to finance the import of various merchandise. At December 31, 2012, these commitments totaled $40.0 million, of which $38.9 million expire within one year. The commercial documents are secured by the underlying merchandise. The majority of these letters of credit require cash payment before the release of documents.

In the normal course of business there are various legal proceedings pending against the Company. Management, after consulting with counsel, is of the opinion that there should be no material liability with respect to such proceedings, and accordingly no provision has been made in the accompanying consolidated financial statements.

NOTE 24.
QUARTERLY DATA (UNAUDITED)

2012 Quarter	Mar 31	Jun 30	Sept 30	Dec 31
Total interest income	$25,220	$25,683	$26,510	$27,482
Total interest expense	2,813	2,781	2,718	2,669
Net interest income	22,407	22,902	23,792	24,813
Provision for loan losses	3,000	2,750	2,000	2,500
Net securities gains	879	329	282	323
Noninterest income, excluding securities gains	9,407	10,145	10,090	9,318
Noninterest expenses	23,044	23,625	24,342	24,873
Income before income taxes	6,649	7,001	7,822	7,081
Provision for income taxes	2,047	2,128	2,481	1,881
Net income	4,602	4,873	5,341	5,200
Net income per average common share:
Basic	0.15	0.16	0.17	0.17
Diluted	0.15	0.16	0.17	0.17
Common share closing price:
High	10.22	9.98	10.54	10.42
Low	8.53	8.69	9.05	8.62
Quarter-end	9.59	9.98	9.92	9.11

2011 Quarter	Mar 31	Jun 30	Sept 30	Dec 31
Total interest income	$23,184	$24,581	$25,924	$25,976
Total interest expense	3,325	3,193	3,307	3,162
Net interest income	19,859	21,388	22,617	22,814
Provision for loan losses	3,000	3,000	3,000	3,000
Net securities gains	1,124	505	605	257
Noninterest income, excluding securities gains	9,761	9,744	9,960	8,942
Noninterest expenses	22,326	23,298	23,621	24,539
Income before income taxes	5,418	5,339	6,561	4,474
Provision (Benefit) for income taxes	1,475	1,394	2,191	(864)
Net income	3,943	3,945	4,370	5,338
Dividends on preferred shares and accretion	644	1,430	—	—
Net income available to common shareholders	3,299	2,515	4,370	5,338
Net income available to common shareholders, per average common share:
Basic	0.12	0.08	0.14	0.17
Diluted	0.12	0.08	0.14	0.17
Common share closing price:
High	10.73	10.55	9.92	8.92
Low	9.48	8.78	7.05	6.67
Quarter-end	10.01	9.49	7.26	8.64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Sterling Bancorp
New York, New York

We have audited the accompanying consolidated balance sheets of Sterling Bancorp (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and the consolidated statement of condition of Sterling National Bank as of December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America and the financial position of Sterling National Bank as of December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP
Livingston, New Jersey
February 22, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, the Company’s management, with the participation of the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

(c) Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Sterling Bancorp
New York, New York

We have audited Sterling Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sterling Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Bancorp as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and the consolidated statement of condition of Sterling National Bank as of December 31, 2012 and 2011 and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP
Livingston, New Jersey
February 22, 2013

(d) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure beginning on page 27 at the end of Part I of this report. The other information required by Item 10 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2012 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2012 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information appearing in Note 16 of the Company’s consolidated financial statements beginning on page 94.

The following table provides information as of December 31, 2012, regarding securities issued to all of the Company’s employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2012, and other equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	87,500	$17.99	839,144	*
Equity Compensation Plans not approved by security holders	—	—	—
Total	87,500	$17.99	839,144

*	This plan expired in 2012 and no future awards may be made under it.

The other information required by Item 12 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2012 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2012 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be in the parent company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2012 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The documents filed as a part of this report are listed below:

1. Financial Statements Sterling Bancorp
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Sterling National Bank
Consolidated Statements of Condition as of December 31, 2012 and 2011

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

* Constitutes a Management Contract or Compensatory Plan or Arrangement

(ii)(B)*
Amendment to Sterling Bancorp Key Executive Incentive Bonus Plan (Filed as Exhibit 10(ii)(B) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

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

(iii)(F)*
Amendments to Employment Agreements dated March 15, 2007 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(F)(a) and 10(iii)(F)(b), respectively, tothe Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

(iii)(G)*
Amendments to Employment Agreements dated March 13, 2008 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(G)(a) and 10(iii)(G)(b), respectively, tothe Registrant’s Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

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

(iii)(K)*
Amendments to Employment Agreements dated March 8, 2011 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(K)(a) and 10(iii)(K)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference).

(iii)(L)*
Amendments to Employment Agreements dated March 2, 2012 for Louis J. Cappelli and John C. Millman (Filed as Exhibits 10(iii)(L)(a) and 10(iii)(L)(b), respectively, to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference).

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

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Label Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase

*	Constitutes a Management Contract or Compensatory Plan or Arrangement
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

        February 22, 2013
Date

                      /s/ John W. Tietjen
John W. Tietjen, Executive Vice President
(Principal Financial and Accounting Officer)

        February 22, 2013
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 22, 2013	/s/ Louis J. Cappelli
(Date)	Louis J. Cappelli Director, Chairman and Chief Executive Officer (Principal Executive Officer)
February 22, 2013	/s/ John W. Tietjen
(Date)	John W. Tietjen Executive Vice President (Principal Financial and Accounting Officer)
February 22, 2013	/s/ John C. Millman
(Date)	John C. Millman Director
February 22, 2013	/s/ Henry J. Humphreys
(Date)	Henry J. Humphreys Director
February 22, 2013	/s/ Joseph M. Adamko
(Date)	Joseph M. Adamko Director
February 22, 2013	/s/ Robert W. Lazar
(Date)	Robert W. Lazar Director
February 22, 2013	/s/ Eugene T. Rossides
(Date)	Eugene T. Rossides Director

EXHIBIT INDEX

11.	Statement re: Computation of Per Share Earnings.

12.	Statement re: Computation of Ratios.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13A–14(A).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13A–14(A).

32.1*	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2*	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Label Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1993 and Section 18 of the Securities Exchange Act of 1934.