Form 10-K/A
period 2012-12-31
STERLING BANCORP
filed 2013-04-29
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

On June 30, 2012, the aggregate market value of the common equity held by non-affiliates of the Registrant was $293,568,764.

The Registrant has one class of common shares, of which 30,955,796 shares were outstanding as of February 15, 2013.

EXPLANATORY NOTE

Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed by Sterling Bancorp (the Company) with the U.S. Securities and Exchange Commission (the SEC) on February 22, 2013 (Original Filing), is being filed for the sole purpose of including information in Part III, Items 10 through 14, because we will not be filing a definitive Proxy Statement with the SEC within 120 days after the end of our 2012 fiscal year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act as well as the Company’s recently amended bylaws, which were filed with the SEC on Form 8-K on March 19, 2013. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

STERLING BANCORP

AMENDMENT NO. 1 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is no family relationship between any of our directors or executive officers. None of the directors has served on the board of directors of any other public company in the last five years.

Name, Principal Occupation for Last Five Years, Business Experience, Directorship of the Company
and of Sterling National Bank, a Subsidiary of the Company, and Other Information Regarding Directors

Robert Abrams
Mr. Abrams has been a Member of the law firm of Stroock & Stroock & Lavan LLP since 1994. Stroock & Stroock & Lavan LLP represents multinational corporations, private companies, individuals and emerging business enterprises. Mr. Abrams served as Attorney General of the State of New York (1979-1993) and also as Bronx Borough President (1970-1978). Mr. Abrams, born in 1938, has been a director of the Company since 1999; he is also a member of the Company’s Corporate Governance and Nominating Committee and Executive Committee.

Mr. Abrams has substantial government and legal experience, having served in elected positions for over 28 years, including three terms in the New York State Assembly, three terms as Borough President of the Bronx and four terms as Attorney General of the State of New York. In private practice at a major law firm for many years, he has extensive experience in government regulatory, litigation and commercial matters. Mr. Abrams is active in New York City and State matters, including as a member of the New York City Charter Review Commission.

Joseph M. Adamko
Mr. Adamko is the former Executive Vice President and Managing Director of Manufacturers Hanover Trust Co., now J.P. Morgan Chase Bank, N.A. (1983-1992). Mr. Adamko, born in 1932, has been a director of the Company since 1992; he is also a member of the Company’s Audit Committee.

Mr. Adamko has over 30 years of bank management experience, including loan and credit portfolio management, financial reporting, mergers and acquisitions, risk management, and budget and planning responsibilities. His banking experience was in the New York metropolitan region, where Sterling National Bank (the bank) operates, and in similar industries, including textiles, apparel and retail. Mr. Adamko previously served as a director of a public company, Tommy Hilfiger Corporation, from 1993 to 2002.

Louis J. Cappelli
Mr. Cappelli joined the Company in 1949 and was elected Chairman of the Board of Directors and Chief Executive Officer of the Company in 1992. He was also elected Chairman of the Board of Directors of the bank in 1992. Mr. Cappelli, born in 1931, has been a director of the Company since 1971; he is a member of the Company’s Executive Committee. Mr. Cappelli also serves as an officer and/or director of several wholly-owned subsidiaries of the Company.

Mr. Cappelli has served as Chairman and Chief Executive Officer of the Company for approximately 20 years, successfully leading the Company through various business cycles. His long experience with the Company and the bank at all levels provides a valuable perspective on all aspects of the Company’s business. He serves in a critical leadership role including credit decisions, strategic planning, risk management, investment strategies and customer relations, among others.

Fernando Ferrer
Mr. Ferrer has been Co-Chairman of Mercury Public Affairs, LLC, a part of Omnicom Group Inc., which specializes in high-value public affairs related to business, government, politics and media since 2006. He is currently Acting Chairman of the Metropolitan Transit Authority (MTA), and was appointed to the Board of the MTA by Governor Andrew Cuomo on June 26, 2011. He is the former President of the Drum Major Institute for Public Policy, a non-partisan, non-profit think tank (2002-2004).  He served as Bronx Borough President (1987-2001). Mr. Ferrer, born in 1950, has been a director of the Company since 2002; he is also Chairman of the Company’s Corporate Governance and Nominating Committee and a member of the Compensation Committee.

Mr. Ferrer has over 25 years of leadership experience in New York City government, including 14 years as Bronx Borough President, five years as a member of the New York City Council and as a candidate for Mayor of New York City. Mr. Ferrer has extensive experience with New York City businesses, including real estate and housing, small business development, and community relations.

Allan F. Hershfield
Dr. Hershfield has been President of Resources for the 21st Century, a higher education consulting firm, since 1998. He is the former President of the Fashion Institute of Technology, a member college of the State University of New York, recognized for design, fashion, art, communications and business (1992-1997). He was the Dean of Metropolitan College, Boston University (1989-1992), Executive Vice Chancellor, The University of Maryland (1980-1989) and Assistant Academic Vice President, University of California System (1974-1980). Dr. Hershfield, born in 1931, has been a director of the Company since 1994; he is also Chairman of the Company’s Compensation Committee and a member of the Executive Committee.

Dr. Hershfield has 28 years of increasingly responsible experience as an academic administrator and faculty member at major universities and colleges. He has also served as an educational consultant focusing on management, technology, public relations and marketing. He has broad experience in strategic and financial planning, as well as in management of human resources and training.

Henry J. Humphreys
Mr. Humphreys, since 1998, is Counselor-Permanent Observer, Mission of the Sovereign Military Order of Malta to the United Nations, an historic mission to help the sick and poor. He was Chancellor and Chief Operating Officer of the American Association of the Sovereign Military Order of Malta (1991-2000) and a Senior Bank Officer at Bankers Trust Company (1953-1991). Mr. Humphreys, born in 1928, has been a director of the Company since 1994; he is also Chairman of the Company’s Audit Committee, and a member of the Compensation Committee and Executive Committee.

Mr. Humphreys has 38 years of experience as a bank officer at Bankers Trust Company, where he had credit review, loan and credit portfolio responsibility, and financial analysis responsibility. He has been active in senior leadership and board positions throughout his career in numerous philanthropic organizations. Mr. Humphreys’ experience on boards of directors and trustees has included service as treasurer, and on finance and executive committees.

James B. Klein
Mr. Klein is President of Eastland Shoe Corp., a family-owned manufacturer of classic, casual footwear, founded in 1955 and based in Freeport, Maine. Eastland’s well-regarded, nationally distributed brands include the premium “Made in Maine USA” collection. Since joining Eastland in 1972, he has served as a senior executive and has extensive experience in management of a multi-faceted, global wholesale and retail footwear business.  Mr. Klein, born in 1949, was named to the Board in August 2012.

Mr. Klein’s responsibilities over his 40 years with Eastland have included strategic planning and financial management, sales and product development, supply chain management and global sourcing, and manufacturing and overall operations.

Robert W. Lazar
Mr. Lazar is Senior Advisor, Teal, Becker & Chiaramonte, CPAs, PC, an affiliate of CPAmerica International, one of the largest networks of independent certified public accounting firms in the United States, and Chair, University of Albany School of Business Advisory Board, since 2010. He was Senior Advisor to the Independent Bankers Association of New York State (2006-2010), which represents the interests of independent community banks located throughout New York State. He was President and CEO of the New York Business Development Corporation that provides lending for small businesses (1987-2005). Mr. Lazar, born in 1944, has been a director of the Company since 2005; he is also a member of the Company’s Audit Committee.

Mr. Lazar, a Certified Public Accountant, has a broad audit and financial reporting background. From his 34 years with the New York Business Development Corporation, including 18 years as President and CEO, Mr. Lazar has deep familiarity with business development, banking, and small and middle market lending.

Carolyn Joy Lee
Ms. Lee has been a Partner in the New York law office of Jones Day since 2007. She was a Partner at the law firm of Roberts & Holland, LLP (1980-2007). Ms. Lee has served as Chair of the Tax Section of the New York State Bar Association and as Chair of the State and Local Tax Committee of the Association of the Bar of the City of New York, and has served as a member of various New York State and New York City tax-related advisory panels. Ms. Lee, born in 1957, has been a director of the Company since 2009; she is also a member of the Company’s Corporate Governance and Nominating Committee.

Ms. Lee, a tax law specialist, has a comprehensive understanding of business planning and strategy. She has held leadership positions in New York City and State tax and legal organizations.

John C. Millman
Mr. Millman has served as President and Chief Executive Officer of the bank since 1987, as President of the Company since 1993 and as a director of the Company since 1988. He is a member of the Company’s Executive Committee. Mr. Millman, born in 1942, joined the bank in 1976 as Senior Vice President and Commercial Loan Officer and was named Executive Vice President in 1981. Mr. Millman also serves as an officer and/or director of several wholly-owned subsidiaries of the Company.

Mr. Millman has held leadership positions since joining the bank more than 35 years ago, serving as President of the bank for 25 years and of the Company for 19 years. Responsible for supervising all functions of the bank including operations, lending and credit administration, he has unique knowledge and understanding of all aspects of the Company’s business.

Eugene T. Rossides
Mr. Rossides was a Senior Partner, Rogers & Wells LLP (now Clifford Chance US LLP) (1973-1993). He is a former Assistant Secretary of the United States Treasury Department (1969-1973). Mr. Rossides, born in 1927, has been a director of the Company since 1989; he is also a member of the Company’s Audit Committee and the Executive Committee.

Mr. Rossides is an expert in international law and trade. Beginning with high level government service with the U.S. Treasury Department, his long career of government service and private practice of law provides deep knowledge of government relations, security, regulatory matters and governance.

Honorary Director
Walter Feldesman, Esq., who served the Company as a director from 1975 to 2008, was elected by the Board of Directors to serve as Honorary Director at the pleasure of the Board of Directors at the 2008 Annual Meeting of Shareholders.

Summary: Director Qualifications

Name	Director Since	Experience/ Qualifications	Independent (Y / N)	Committees

Robert Abrams	1999	Leadership/Management Legal/Regulatory Government	Y	Corporate Governance & Nominating Executive
Joseph M. Adamko	1992	Leadership/Management Finance Corporate/Business	Y	Audit
Louis J. Cappelli	1971	Leadership/Management Finance Corporate/Business	N	Executive
Fernando Ferrer	2002	Leadership/Management Government Public Affairs	Y	Corporate Governance & Nominating Compensation
Allan F. Hershfield	1994	Leadership/Management Academics Finance	Y	Compensation Executive
Henry J. Humphreys	1994	Leadership/Management Finance Public Affairs	Y	Audit Compensation Executive
James B. Klein	2012	Leadership/Management Finance Corporate/Business	Y
Robert W. Lazar	2005	Leadership/Management Accounting Finance	Y	Audit
Carolyn Joy Lee	2009	Leadership/Management Legal Taxation	Y	Corporate Governance & Nominating
John C. Millman	1988	Leadership/Management Finance Corporate/Business	N	Executive
Eugene T. Rossides	1989	Leadership/Management Government Public Affairs	Y	Audit Executive

The biographical information of the non-director executive officers is as follows:

Name, Principal Occupation for Last Five Years, Business Experience,
Position in the Company and the Bank, and Other Information Regarding Executive Officers

John W. Tietjen
Mr. Tietjen, a Certified Public Accountant, joined the Company in 1988 as Vice President of Finance. He previously served as Senior Vice President and Comptroller of a New York area bank. Mr. Tietjen was promoted to Executive Vice President and Chief Financial Officer of the Company and Executive Vice President of the bank in 1997, following promotions to Chief Financial Officer of the Company in 1989 and to Senior Vice President of the Company and the bank in 1992. He also served as Treasurer of the Company from 1992 to 2005.

Howard M. Applebaum
Mr. Applebaum joined the bank in 1992 as Vice President and Corporate Banking Team Leader. Previously, he worked for 12 years as a corporate banking officer and team leader at two New York-based banking institutions. He was promoted to Senior Vice President and officer in charge of corporate banking in 1998. In 2001, Mr. Applebaum was promoted to Executive Vice President and Chief Lending Officer for the bank, overseeing commercial lending activities for the bank as the Senior Credit Risk Officer.

Eliot S. Robinson
Mr. Robinson originally joined the bank in 1993 as Vice President and Loan Review Officer. He was named Senior Vice President in 1994 with responsibilities for Credit Administration and Information Technology. In 1997, Mr. Robinson joined a banking software vendor. In 1998, he rejoined the bank as Executive Vice President for Information Services and Operations.

This table sets forth additional information regarding our executive officers:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on the review of the Forms 3, 4, and 5 furnished to the Company and certain representations made to the Company, the Company believes that there were no filing deficiencies in 2012.

Code of Business Conduct and Ethics

In November 2003, the Board of Directors adopted a Code of Business Conduct and Ethics for the Company’s Board of Directors, officers, and employees in order to promote honest and ethical conduct and compliance with the laws and governmental rules and regulations to which the Company is subject. All directors, officers, and employees of the Company are expected to be familiar with the Code of Business Conduct and Ethics and to adhere to its principles and procedures.

Our Code of Business Conduct and Ethics is posted on the Company’s web site (www.sterlingbancorp.com) under Corporate Governance and available in print upon request of any shareholder to our Investor Relations Department. Within the time period required by the SEC and the NYSE, the Company will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, or our executive officers or directors. The contents of the Company’s web site are not incorporated by reference into this Annual Report on Form 10-K/A.

Audit Committee

The Company has a separately-designated standing audit committee (the “Audit Committee”). The members of the Audit Committee are Messrs. Humphreys (chair), Adamko, Lazar, and Rossides. The Board has determined that each of the members of the Audit Committee is “independent” as that term is defined in the applicable NYSE listing standards and regulations of the SEC and all members are financially literate as required by the applicable NYSE listing standards. In addition, the Board has determined that each member of the Audit Committee is qualified as an “Audit Committee Financial Expert” as defined by applicable standards of the SEC and each member of the Audit Committee has the financial expertise required by the applicable NYSE listing standards.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Throughout this filing, the executive officers included in the Summary Compensation Table on page 26 are referred to as the “named executive officers” (“NEOs”). As used in this section, the term “Total Realized Compensation” consists of the sum of salary, bonus, stock awards and non-equity incentive plan compensation.

Summary: Key Features of Our Compensation Program

The objective of our compensation program has consistently been to increase shareholder value.  In order to achieve that objective, the Company and the Compensation Committee (the “Committee”) have formulated compensation programs designed to attract, retain and reward highly talented personnel who are capable of achieving goals set across a broad spectrum of performance measures and to encourage the taking of an appropriate level of risk resulting in the safe and prudent growth in the value of the franchise.

This year, we also took into account comments received from shareholders in connection with our investor outreach program following the 2012 Say on Pay vote.  These comments focused on the amount and mix of compensation, the measurement of performance and disclosures surrounding compensation decisions.

In arriving at its decisions for compensation related to 2012 performance and base salaries for 2013, the Compensation Committee operated under the following broad parameters:

•	The mix of total direct compensation should be adjusted to increase the proportion of compensation at risk.

•	Incentive compensation, including cash and equity, should represent a meaningful portion of total direct compensation.

•
Equity awards should represent a meaningful portion of incentive compensation.  If equity awards are not possible, the level of incentive compensation should not be adversely impacted as long as it is supported by the Company’s performance.

The executive compensation program contains key features intended to achieve these goals and align the interests of our executives with those of our shareholders. The Compensation Committee believes this alignment has been strengthened by the actions we have taken following last year’s Say on Pay vote.

•
Performance-based incentives are a significant aspect of executive compensation. Performance-based compensation ranged between approximately 17.0% and 33.5% of total realized compensation paid to NEOs for 2012 achievements. Such incentive compensation is based on performance metrics including but not limited to: the Company’s return on average assets; tangible equity/tangible assets; non-performing assets/total assets; growth in average portfolio loans; growth in average demand deposits; and pre-tax, pre-loan loss provision income as compared to the Company’s prior five years average and the 2012 peer group average.

•
Executives’ interests are aligned with shareholders. Restricted shares granted to NEOs vest over a period of up to four years. All NEOs must retain 50% of the shares they receive as compensation, including upon the exercise of stock options, until they meet the ownership requirements established under the company’s Stock Ownership Policy, and are only permitted to sell shares in excess of the 50% requirement.

•
Executive compensation is competitive. In setting NEO compensation, the Compensation Committee considers the practices of a peer group of financial institutions, including other New York City banks, that compete with the Company for talent and customer relationships in our market.

•
Comprehensive clawback policies are in place. Our clawback policy enables us to cancel or require repayment of incentive compensation that resulted from erroneous performance measures or in the case of misconduct that results in a financial restatement.

•	Stock ownership by NEOs and directors is required under our compensation program. As of February 15, 2013, directors and named executive officers held 6.1% of the Company’s common stock.

Response to Advisory Vote on Say on Pay at the 2012 Annual Meeting

At the Company’s 2012 Annual Meeting of Shareholders, approximately 56% of the votes cast voted “Against” the advisory approval of the compensation for NEOs. The Board takes the views of shareholders most seriously and the Compensation Committee took immediate action to respond to the outcome of the vote. Accordingly, the Company improved its efforts to engage and communicate with shareholders and, based on this input, significant changes have been made to the executive compensation program to ensure a close alignment between the interests of management and shareholders.

We undertook a multi-faceted effort to gather feedback from shareholders and others regarding our executive compensation programs following last year’s Say on Pay vote. This effort included in-person and telephone discussions with shareholders representing more than 57% of our outstanding stock, in order to more fully understand their views regarding corporate governance and executive compensation. We also conferred with proxy advisors ISS and Glass Lewis to more fully understand their “pay for performance” guidelines, reviewed an analysis of practices at peer companies, solicited advice from the Compensation Committee’s independent compensation consultant, and retained a consultant to assist with shareholder outreach. As a result of this effort to engage with shareholders and to solicit input from other sources, we made a number of meaningful changes to the executive compensation programs, which are summarized below:

●Placing more of management’s pay at risk by increasing the proportion of short-term incentive/bonus compensation to total realized compensation for NEOs.
●Establishing stock ownership requirements for NEOs and directors.
●Requiring retention of 50% of shares delivered under exercised options and vested restricted shares until stock ownership requirements are met.
●Prohibiting hedging of Company stock.
●Eliminating excise tax gross-up provisions in new employment contracts with new executive officers.
●Establishing a clawback policy for incentive compensation, including equity awards, under specified circumstances.
●Providing clearer disclosure of performance measures, including TSR, and the attainment of targets for each.
●Establishing a policy prohibiting cash buyouts of underwater options and repricing of stock appreciation rights.

How We Make Compensation Decisions

The Committee, consisting of three independent directors, establishes and implements the Company’s compensation program for the NEOs. The Committee also monitors how the Company follows that program, and how the program fits the Company’s compensation philosophy.

The Compensation Committee

Independent Committee Members.  Allan F. Hershfield (chair), Fernando Ferrer, and Henry J. Humphreys are the members of the Committee. Each member of the Committee qualifies as an independent director under New York Stock Exchange (the “NYSE”) listing standards and the Company’s Corporate Governance Guidelines.

The Committee’s Role.  The Committee operates under a written charter adopted by the Board of Directors. A copy of the charter is available at www.sterlingbancorp.com under Committee Charters. The Committee’s role is to:

•	Adopt, review, and refine an executive compensation philosophy and guiding principles that reflect the Company’s mission, values, and long-term strategic objectives.

•	Discharge the Board of Directors’ duties and responsibilities relating to the compensation of the Company’s NEOs and other personnel and compensation matters affecting the Company.

•
Make recommendations to the Board of Directors regarding the Company’s general compensation philosophy with respect to the Chairman and Chief Executive Officer and the President, and oversee the development and implementation of compensation programs.

•	Establish compensation-related performance objectives under incentive plans for NEOs that support the Company’s strategic plan.

•
Establish, review and approve corporate goals and objectives relevant to the compensation of the Chairman and Chief Executive Officer and the President and to evaluate the job performance of the Chairman and Chief Executive Officer and the President in light of those goals and objectives.

•	Determine the total compensation levels of the NEOs and to allocate total compensation among the various components of executive pay.

•	Make recommendations to the Board of Directors regarding equity-based and incentive compensation plans.

•	Determine that the Company’s compensation arrangements do not encourage the NEOs to take unnecessary and excessive risks that threaten the value of the Company.

Committee Decisions.  The Committee makes all decisions regarding salary, non-equity incentive awards and equity awards for the Chairman and Chief Executive Officer and the President.  The Committee considers historical compensation levels, competitive pay practices at peer group companies, and the relative compensation levels among the Company’s NEOs.  The Committee may also consider industry conditions, corporate performance versus the peer group companies, and the overall mix of compensation elements.  Compensation decisions are generally made in the first quarter of the fiscal year, although the compensation planning process neither begins nor ends with any particular Committee meeting.

The Committee annually receives from the Chairman and Chief Executive Officer and the President recommendations for salary, bonuses and equity awards for the NEOs and other executive officers. The most significant aspects of the role of the Chairman and Chief Executive Officer and the President in the compensation setting process are evaluating performance of the NEOs, other than that of the Chairman and Chief Executive Officer and the President, and recommending salary levels, bonuses and equity awards.  These recommendations for the other NEOs are reviewed and, after discussion and any necessary adjustments, are approved by the Committee.

Committee Meetings.  The Committee meets as often as necessary to perform its duties and responsibilities. The Committee held seven meetings during fiscal year 2012 and has held three meetings during fiscal year 2013. The Committee typically meets with the Chairman and Chief Executive Officer and with the Chief Financial Officer, where appropriate, and with outside advisors. The Committee also meets in executive session without management.

The Committee chair, in consultation with the Chief Financial Officer, establishes the agenda for Committee meetings. At the request of the Committee, management also prepares meeting information for each Committee meeting. The Committee also receives information and advice from the Company’s independent compensation consultant described below under “Committee Advisors”. The Chairman and Chief Executive Officer and the Chief Financial Officer participate in Committee meetings at the Committee’s request.

The Committee receives and reviews materials for each meeting. Depending on the agenda for the particular meeting, these materials may include: financial reports on year-to-date performance versus budget and compared to prior year performance; calculations and reports on levels of achievement of individual and corporate performance objectives; reports on the Company’s strategic objectives and budget for future periods; reports on the Company’s current year performance versus a peer group of companies; information on the executive officers’ stock ownership and option holdings; information regarding equity compensation plan dilution; estimated grant-date values of stock options (using the Black-Scholes valuation methodology); tally sheets setting forth the total compensation of the named executive officers, including base salary, cash incentives, equity awards, perquisites and other compensation and any amounts payable to the executives upon voluntary or involuntary termination, early or normal retirement, or following a change in control of the Company; and information regarding compensation programs and compensation levels in the peer group of companies identified by compensation consultants.

Committee Advisors.  The Committee has the authority to hire and terminate any independent compensation consultants or advisors and approve their compensation. These consultants and advisors are engaged on behalf of the Committee and paid by the Company.

Since 2008, the Committee has engaged Total Compensation Solutions, LLC (“TCS”) to design and review the Company’s peer group, as described below, which is based on asset size, geography, and similarity of business model and to evaluate the compensation for the Company’s named executive officers. The Company has also engaged TCS for 2013. TCS is a consulting firm with expertise in executive compensation and benefits specializing in, among other areas, financial institutions including banks and thrifts. TCS provides no other services to the Company, and the Company does not believe that TCS’s work for the Compensation Committee creates any conflict of interest. The Committee directed the Chief Financial Officer to coordinate with TCS and to provide any requested information to enable TCS to report to the Committee with the requested peer group compensation data and to evaluate the compensation for the Company’s Chairman and Chief Executive Officer and the President. TCS provided information to the Committee regarding compensation at those companies, as described below.

Compensation Philosophy

The Company believes that appropriate compensation should align the executives’ interests with those of shareholders and should not encourage management to take unreasonable or unnecessary risks, and that the period during which incentive compensation is earned should be aligned with the length of time estimated to be needed in order to see whether or not the taking of risk has produced the intended beneficial result. The Company further believes that the incentive compensation (including equity compensation) should be reduced or eliminated if expected results are not achieved and will claw back any such payments as required by applicable law, rule and regulation or as it deems appropriate under our clawback policy. The Committee evaluates compensation to ensure that the Company maintains its ability to attract and retain highly qualified and effective employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives at certain other financial institutions (as described below in the section entitled “Benchmarking Our Pay and Performance to Peers” beginning on page 14).

The Committee believes that the most important factors in measuring the performance of executive officers are earnings, capital adequacy, liquidity, asset quality and management oversight. The Committee deems these factors to be important contributors to shareholder value, as they reflect the ability to operate in a productive and profitable manner, maintain strong levels of capital and liquidity to support future growth, protect the viability of the Company through sound asset quality, and manage the business across a range of economic cycles and industry conditions over both the short and long term. To facilitate evaluation of the executives’ performance in these areas, the Committee each year establishes specific targets that measure that year’s performance against the Company’s past results and/or against certain peer group averages. As described in greater detail on pages 19-20, in 2012 these targets included the following:

•	Return on average assets.

•	Pre-tax, pre-loan loss provision income.

•	Tangible equity/tangible assets.

•	Non-performing assets/total assets.

•	Loan portfolio growth rate.

•	Demand deposit growth rate.

The above targets are considered by the Committee as a group, with no particular weight or formula applied to the achievement of any particular metric. This approach is intended to provide the Committee with a comprehensive, broad-based perspective on the key factors that, taken together, impact the sustainability and success of the Company’s business, rather than according a dominant weighting to any single factor. The Company met, and in fact exceeded, substantially all of the 2012 performance goals, as noted on pages 19-20. In arriving at compensation recommendations, the performance goals are taken into consideration and evaluated based on each officer’s level of responsibility with the Company.  Current year performance against the immediately preceding year is among the factors considered, as well as the consistency of performance over multiple years.

Our compensation philosophy reflects the multi-faceted effort the Company undertook in the past year to gather feedback from shareholders and others regarding its executive compensation programs. This effort included in-person and telephone discussions with shareholders representing approximately 17.6 million shares, or nearly 57% of outstanding shares, discussions with proxy advisors ISS and Glass Lewis, analysis of practices at peer companies, advice from the Compensation Committee’s independent compensation consultant, and retention of a consultant to assist with shareholder outreach.

The Company repaid the U.S. government’s investment under the TARP program in 2011 and was not subject to the TARP-related compensation restrictions during 2012. The Company, however, is keeping abreast of developments in bank regulatory requirements and expectations with regard to compensation and will revise its compensation policies and programs as needed to respond to new requirements as they develop.

Stock Ownership Guidelines

The Committee has determined that in order to further align the interests of the Company's stockholders and its executive officers and non-employee directors ("Executive Officers and Directors"), it is in the best interests of the Company to require that the Executive Officers and Directors have significant direct ownership in the Company’s common stock. As a result, the Committee and the Board have adopted a Stock Ownership Policy to specify the level of ownership required. The Committee requires that the Executive Officers and Directors have direct ownership of the Company's common stock in at least the following amounts:

Chief Executive Officer	5x base salary
President	4x base salary
Named and Other Executive Officers	2.5x base salary
Non-Employee Directors	5x annual cash retainer

Shares counted toward this ownership requirement include shares held individually or as co-owner with a spouse, including restricted shares (whether or not vested); shares owned through a 401(k) plan or Individual Retirement Account; and shares owned but held in trust or in the name of an immediate family member.  Each newly appointed Executive Officer or Director has five years to comply with the ownership requirement starting from the date appointed to a position noted above.  Existing Executive Officers and Directors have five years from the effective date of the policy to comply with the ownership requirement.

Prohibition on Hedging

Executive officers and directors are prohibited from hedging any shares of the Company’s common stock, which includes, without limitation, short sales, purchases of such stock on margin and buying or selling any puts, calls or other options that have the effect of reducing economic exposure to the shares of common stock that they hold. Named and other executive officers and directors are prohibited from pledging any shares of such common stock without prior approval of the Committee or its designee. These prohibitions on hedging and pledging apply even if the officer or director holds shares in excess of those necessary to satisfy the ownership requirements.

Clawback Policy

If the Committee determines, in its sole discretion, that any misconduct by one or more executive officers caused, directly or indirectly, the Company to restate its financial statements or resulted in materially inaccurate performance metrics, or that any executive officer has engaged in fraud, the Committee shall have the right, in its sole discretion, to (a) cancel all or a portion of the outstanding equity awards or non-equity incentive awards held by such executive officer and/or (b) require repayment of all or a portion of any stock (or the value thereof) delivered under any equity awards or payments made under any non-equity incentive award within the prior 12 months.  In addition, if the Committee determines, in its sole discretion, that any incentive compensation (including equity compensation) has been awarded to an executive officer based on erroneous performance measures, the Board shall have the right, in its sole discretion, to take such actions (including cancellation of outstanding awards or demand for repayment of stock or cash) as necessary to recoup any compensation awarded based on the erroneous measures. Any such action taken by the Board is without prejudice to any other remedies the Committee or the Company may have.

Compensation Program Elements

Base Salary.  We provide a base level of non-variable compensation at a level that is competitive with our peer group to assure our ability to attract and retain executive talent at the level we believe is essential to the success of our business.

Performance-Based Incentive Compensation.  We provide performance-based incentive compensation to encourage executives to focus sharply on the achievement of the Company’s stated goals and objectives.

Equity Compensation.  The Company’s equity compensation program is intended to recognize performance in a way that closely aligns the interests of the NEOs with those of shareholders.

Retirement Plans.  Our policy on retirement benefits is designed to be consistent with peer group and marketplace practices to maintain a competitive compensation package.

Employment Contracts and Change in Control Agreements.  These elements are provided to help ensure continuity of management in the event of a potential change in control situation.

Perquisites and Other Personal Benefits.  We provide NEOs with benefits that we believe are reasonable and consistent with the goal of attracting and retaining qualified executives by remaining competitive with our peers.

Benchmarking Our Pay and Performance to Peers

Executive Peer Group

The Committee uses an Executive Peer Group (“EPG”) to assess the compensation of our executive officers in relation to the compensation levels and practices of companies against which we compete for talent. For 2012, the EPG consisted of financial institutions with the following characteristics:

•	Operating in or near a major metropolitan area in the Northeastern states;

•
Total assets between approximately $1.0 billion and $6.0 billion (three of the 16 peer group  institutions have a greater asset size, but are included as they are direct competitors of the Company); and/or

•	A business model similar to the Company’s.

As described below, the Committee uses information provided by TCS about the compensation programs for the top two highest paid positions of companies in the EPG as an information “market check” of compensation levels. However, the Committee does not set NEO compensation levels by reference to specific benchmarks for comparable positions at the EPG companies. Overall, the Committee’s focus in reviewing information about other financial institutions is to determine if compensation decisions that the Committee has made, in its discretion and in accordance with the Company’s overall compensation policies and practices, are consistent with the market.  In light of the fact that the Committee does not establish compensation levels based on specific average or individual levels at other financial institutions, the actual compensation levels set by the Committee, in its discretion, may be higher or lower than compensation levels at the other companies that the Committee considers.

The component companies that constituted the EPG for 2012 are as follows:

Brookline Bancorp	Brookline, MA	Lakeland Bancorp Inc.	Oak Ridge, NJ
Center Bancorp	Morristown, NJ	OceanFirst Financial Corp.	Tom's River, NJ
Dime Community Bancshares	Brooklyn, NY	Provident Financial Services	Jersey City, NJ
Flushing Financial Corp.	Lake Success, NJ	Provident NY Bancorp	Montebello, NY
Hudson Valley Holding Corp.	Yonkers, NY	Signature Bank	New York, NY
Intervest Bancshares Corp.	New York, NY	Suffolk Bancorp	Riverhead, NY
Investors Bancorp	Short Hills, NJ	Sun Bancorp	Vineland, NJ
Kearny Financial Corp.	Fairfield, NJ	Tompkins Financial	Ithaca, NY

Two companies, Dime Community Bancshares and Suffolk Bancorp, were added to the above peer group companies in 2012 in order to make the peer group more representative of the institutions with which the Company competes both for executive talent and business development.

Executive Compensation Compared to Peer Group

In February 2013, the Committee engaged TCS to review and assess the market position and compensation for the Company’s two most senior executives, Mr. Cappelli and Mr. Millman. TCS reviewed Total Direct Compensation received by Mr. Cappelli and Mr. Millman, and compared it to that of the two highest paid executives at each company within the peer group for 2011.  Total Direct Compensation, for these purposes, is the sum of base salary, plus non-equity incentive compensation, plus the three-year average of long-term incentive awards. TCS uses a three-year average of long-term incentive awards to smooth out variations in grant practice. This approach is consistent with prior reviews.

TCS concluded that the 2011 Total Direct Compensation for Mr. Cappelli was in the 84th percentile of the peer group and the 2011 Total Direct Compensation for Mr. Millman was in the 81st percentile of the peer group. In the opinion of TCS, executives with the length of service and performance of Mr. Cappelli and Mr. Millman would be expected to be paid at or above the 75th percentile of the peer group with respect to their Total Direct Compensation. TCS excluded increases in pension value as these are longevity-based benefits and can vary widely depending on the executive’s length of service and the level of discount rates. The increase in pension amounts for Mr. Cappelli and Mr. Millman reflect their very long service with the Company.

TCS also compared the stock ownership practices within the peer group and found that Mr. Cappelli’s stock ownership percentage was the fourth highest among executives of the peer group, at 2.5% of the outstanding shares, and Mr. Millman’s stock ownership percentage was the third highest among executives of the peer group, at 1.3% of the outstanding shares, Within the peer group, 73% of the highest and second highest paid executives had stock ownership under 1%.

The Committee views a high ownership percentage as indicative of a commitment to the performance of the Company, as reflected in the adoption of the new Stock Ownership Policy discussed above.

2012 Executive Compensation

For 2012, the principal components of compensation for NEOs were: base salary; performance-based incentive compensation; and retirement and other benefits. No equity awards were made for 2012 compensation as our Stock Incentive Plan expired in 2012.

Compensation levels are considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries of the Chairman and Chief Executive Officer and the President are based on the Committee’s assessment of the individual’s performance. For 2012, the Committee considered the following factors in setting compensation for the Chairman and Chief Executive Officer and the President and each of the NEOs:

•	Quantitative and qualitative reviews of executive performance and the Company’s overall performance in the prior fiscal year and the contribution to that performance of each of the NEOs.

•	Level of target total direct compensation relative to the 50th through 75th percentiles of the peer group of each of the NEOs.

•
Current pay mix, or the percent of total compensation allocated to base salary, short-term incentive, and long-term incentive compensation compares to what is found in the peer group and the broader market for comparable financial services institutions.

•	Shareholder feedback as to the importance of aligning executive compensation more closely with the interests of the shareholders and to the Company’s financial performance.

Compensation Decisions for Named Executive Officers for 2012

In assessing the individual performance of the NEOs, the Committee and the independent members of the Board considered a range of performance factors, including the factors cited below and those noted on page 19:

•
The Company’s strong operating and financial performance during 2012, which included a 29% increase in net income available to common shareholders, a 17% increase in total loans, a 14% increase in total deposits, continued sound asset quality metrics and continued strong capital levels.

•	The achievements of the NEOs with respect to performance goals and expectations for executives holding those positions.

•
The Company’s absolute performance on total shareholder return, which has improved over a one-, three- and five-year period.  While not a measure set at the beginning of the plan year, the Committee appreciates the relevance of this measure to investors and has considered it in making compensation decisions.

•	An assessment of relevant peer group data, including information as to salaries, bonuses, stock awards and other related factors for the peer group, as described above.

•	The input of shareholders, proxy advisors and others with respect to their perspective on compensation matters.

Based on the assessment of these performance factors, the Committee awarded each of the NEOs the compensation shown in the table on page 18. Compensation actions reflected the strong contributions of the NEOs to the achievement of the Company’s 2012 operating and financial milestones in an economic environment that remained challenging for financial institutions overall. After giving consideration to such achievements, as well as relevant industry and economic factors, the NEOs’ 2012 compensation included performance-based incentive awards ranging from 18.6% to 38.3% of the maximum target amounts.

2012 Total Realized Compensation

The calculation of total compensation as shown in the 2012 Summary Compensation table on page 26 includes a number of items that are the result of accounting and actuarial assumptions. As such, these items are not reflective of the compensation actually realized by the named executives. To supplement the SEC-required disclosure, we have included the additional 2012 Total Realized Compensation table on page 18, which shows the compensation actually realized by each NEO.  This table is not a substitute for the 2012 Summary Compensation table or other related tables set forth below, and should be read in conjunction with them.

Total Realized Compensation for each year consists of: (1) base salary paid in that year, (2) annual non-equity incentive plan and bonus amounts earned for that year, and (3) the aggregate grant date fair value of equity awards for that year.

•	No equity awards were made to any of the NEOs in 2012.

•	No stock option awards were made to any of the NEOs in 2010, 2011 or 2012.

The value of the 2010 and 2011 stock awards is based on the per-share price of the Common Stock on the date of grant ($9.23 and $9.71, respectively). Total realizable compensation pay does not include the amounts contained in the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” and “All Other Compensation” columns of the Summary Compensation Table.

2012 TOTAL REALIZED COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Total Realized Compensation ($)

Louis J. Cappelli
Chairman of the Board and	2012	1,140,512	—	—	575,000	1,715,512
Chief Executive Officer, Sterling Bancorp	2011	1,118,149	—	202,500	475,000	1,795,649
Chairman of the Board, Sterling National Bank	2010	970,798	—	202,500	—	1,173,298

John C. Millman
President, Sterling Bancorp	2012	653,856	—	—	260,000	913,856
President and Chief Executive Officer	2011	641,035	—	87,300	194,000	922,335
Sterling National Bank	2010	575,194	—	87,300	----	662,494

John W. Tietjen
Executive Vice President and Chief	2012	329,824	95,000	—	—	424,824
Financial Officer, Sterling National Bank	2011	323,357	65,000	20,475	—	408,832
Executive Vice President, Sterling Bancorp	2010	295,541	—	20,475	—	316,016

Howard M. Applebaum
Senior Vice President, Sterling Bancorp	2012	361,393	100,000	—	—	461,393
Executive Vice President, Sterling National	2011	354,307	65,000	26,550	—	445,857
Bank	2010	331,962	—	26,550	—	385,512

Eliot S. Robinson
Executive Vice President, Sterling National	2012	317,433	65,000	—	—	384,433
Bank	2011	311,209	41,100	18,495	—	370,804
	2010	294,706	—	18,495	—	313,201

2012 Executive Compensation Components

Base Salary

In March 2012, the Committee awarded annual salary increases effective January 1, 2012 of $22,363 to the Chairman and Chief Executive Officer and $12,821 to the President, who each waived the cost of living adjustment, as provided under their employment agreements. On the recommendation of the Chairman and Chief Executive Officer and the President, based upon the performance review process, the Committee approved annual salary increases effective January 1, 2012 of $6,467, $7,086 and $6,224 for Messrs. Tietjen, Applebaum, and Robinson, respectively. In its review of base salaries for NEOs, in addition to the recommendation of the Chairman and Chief Executive Officer and the President, the Committee primarily considers: market data provided by outside sources, including TCS; internal review of the NEO’s compensation, both individually and relative to other employees; and individual performance of the NEO.

Performance-Based Incentive Compensation

The Key Executive Incentive Bonus Plan (the “Incentive Plan”) was first adopted by the Board of Directors in 2001 and approved by shareholders at the 2001 Annual Meeting of Shareholders, and reapproved at the 2006 Annual Meeting of Shareholders.  A purpose of the Incentive Plan is to allow bonus payments made to certain key executive employees to be tax deductible to the Company under the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) of the Code generally does not allow publicly held companies to obtain tax deductions for compensation of more than $1 million paid in any year to certain executive officers unless such payments are “performance-based” in accordance with the conditions specified under Section 162(m) of the Code and the related Treasury Regulations. The Board of Directors on March 24, 2011 reapproved the Incentive Plan, with certain modifications to update the plan. The Incentive Plan was submitted to and reapproved by shareholders at the 2011 Annual Meeting. Awards were made under the Incentive Plan in 2012 to Mr. Cappelli and Mr. Millman.

Meeting 2012 Performance Targets

In March 2012, the Committee established the following performance goals and maximum potential awards for 2012 under the non-equity Incentive Plan:

(1)	Current period return on average assets meeting or exceeding the Company’s average over the prior five years or the current year peer group average.

(2)	Current period tangible equity/tangible assets meeting or exceeding the Company’s average over the prior five years or the current year peer group average.

(3)	Current period non-performing assets/total assets less than or equal to the Company’s average over the prior five years or the current year peer group average.

(4)	Current period average portfolio loans exceeding by 10% the Company’s average over the prior five years.

(5)	Current average demand deposits exceeding by 10% the Company’s average over the prior five years.

(6)	Current period pre-tax, pre-loan loss provision income exceeding by 10% the Company’s average over the prior five years and/or by 5% the Company’s previous year.

These factors are considered by the Committee as a group, with no particular weight or formula applied to the satisfaction of any single metric. This approach is intended to provide the Committee with a comprehensive, broad-based perspective on the key factors that, taken together, impact the sustainability and success of the Company’s business, rather than according a dominant weighting to any single factor. In arriving at compensation recommendations, the performance goals are taken into consideration and evaluated based on each officer’s level of responsibility with the Company. Current year performance against the immediately preceding year is among the factors considered, as well as the consistency of performance over multiple years.

With respect to the Committee’s decision process, the above performance metrics were established on March 12, 2012. The NEOs’ performance against these metrics and other factors for the year ended December 31, 2012 was reviewed by the Committee in March 2013 and determinations were made at that time as to the incentive payments for 2012 services.  These payments were made in cash in March 2013.

In February 2013, the Chief Financial Officer confirmed to the Committee that substantially all of the 2012 goals for performance as compared to the Company’s five-year average were met or were exceeded, as indicated below:

Performance Criteria (1)	Sterling Current Year	Sterling Average Prior 5 Years (1)		Percent of Target Achieved
Return on average assets	0.78%	0.61%		127.9%
Tangible equity/tangible assets	7.50%	6.10%		123.0%
Non-performing assets/total assets	0.27%	0.47%		142.1%
Average portfolio loans ($000)	1,534,478	1,298,454	(2)	118.2%
Average demand deposits ($000)	782,771	523,250	(2)	149.6%
Pre-tax, pre-provision income ($000)	38,803	38,944	(2)	99.6%
Pre-tax, pre-provision income ($000)	38,803	35,482	(3)	109.4%

(1) Criteria and measurement periods established by the Committee in June 2011.

(2) 110% of the average of the prior 5 years.

(3) 105% of the prior year actual.

The Committee also considered the Company’s 2012 performance as compared to the performance of a national peer group consisting of banks with assets between $1 billion and $5 billion, as indicated below:

Performance Criteria (1)	Sterling Current Year	Peer Group Current Year Average (1,2)	Percent of Target Achieved
Return on average assets	0.78%	0.93%	83.9%
Tangible equity/tangible assets	7.50%	9.22%	81.3%
Non-performing assets/total assets	0.27%	1.81%	185.1%

(1)  Criteria and measurement periods established by the Committee in June 2011.

(2)  Based on 12/31/12 data (for banks $1-5 billion in assets that have reported).

In establishing final incentive compensation amounts for 2012, the Committee also considered certain other measures that were deemed to be useful in assessing the performance of the NEOs, but were not formally established as performance goals under the Non-Equity Incentive Plan.

▪	Current period return on average assets meeting or exceeding the current year proxy peer group average;

▪	Current period tangible equity/tangible assets meeting or exceeding the current year proxy peer group average; or

▪	Current period non-performing assets/total assets meeting or exceeding the current year proxy peer group average.

The Company met, and in fact exceeded, two of these three additional targets, as indicated below:

Additional Criteria	Sterling Current Year	Proxy Peer Group Current Year Average (1)	Percent of Target Achieved
Return on average assets	0.78%	0.77%	101.3%
Tangible equity/tangible assets	7.50%	9.29%	80.7%
Non-performing assets/total assets	0.27%	1.39%	180.6%

   (1)  Based on 12/31/12 data (for banks that have reported).

The Committee also considered absolute performance on TSR, which has improved over a one-, three, and five-year period. The Committee appreciates the relevance of TSR to investors and considered it in making compensation decisions, although TSR was not among the performance criteria established at the beginning of the plan year.

2012 Incentive Awards

The maximum award amounts established by the Committee under the Incentive Plan in March 2012 were $1,500,000 for the Chairman and Chief Executive Officer and $750,000 for the President. The maximum award amount established for each of the other named executive officers was $350,000.

In determining the level of short-term incentive/bonus awards for 2012 performance (as reflected in the table on page 18), the Committee considered overall Company performance against agreed upon performance metrics and additional key performance metrics, as well as the individual performance of each named executive officer, and recommended the following actions:

•	Mr. Cappelli: Awarded 2012 short-term incentive compensation of $575,000 (38.3% of the maximum potential award of $1,500,000).

•	Mr. Millman: Awarded 2012 short-term incentive compensation of $260,000 (34.7% of the maximum potential award of $750,000).

•	Mr. Tietjen: Awarded 2012 bonus compensation of $95,000 (27.1% of the maximum potential award of $350,000).

•	Mr. Applebaum: Awarded 2012 bonus compensation of $100,000 (28.6% of the maximum potential award of $350,000).

•	Mr. Robinson: Awarded 2012 bonus compensation of $65,000 (18.6% of the maximum potential award of $350,000).

Equity Compensation

The Committee generally believes that a meaningful proportion of our senior executives’ compensation should be in the form of equity. However, our Stock Incentive Plan (the “SIP”) expired in 2012, and therefore no equity compensation was awarded to the executives for that year.

Retirement Plans

The Company did not make any material changes in the retirement plans described below in 2012.

Qualified Plan.  The Sterling Bancorp/Sterling National Bank Employees’ Retirement Plan (the “qualified plan”) is a defined benefit plan that covers eligible employees of Sterling Bancorp and Sterling National Bank and certain of its subsidiaries, who were hired prior to January 3, 2006. The qualified plan gives credit for credited service under terminated predecessor plans but provides, in substance, for a participant’s vested benefits under such plans to be offset against the benefits to be provided to the participant under the qualified plan. Accordingly, the retirement benefits for a continuing employee can be determined simply by reference to the provisions of the qualified plan. An employee becomes eligible for participation in the qualified plan upon the attainment of age 21 and the completion of one year of service. All contributions required by the qualified plan are made by the employers and no employee contributions are required or permitted.

Supplemental Plan.  The Code imposes compensation and benefit limits on the retirement benefits payable to highly compensated employees under a qualified plan. The Company has a Supplemental Executive Retirement Plan for designated employees (the “SERP”), which provides for supplemental retirement payments to such persons in amounts equal to the difference between retirement benefits such persons actually receive under the qualified plan and the amount such individuals would have received if such Code limitations were not in effect. The Company is in compliance with Section 409A of the Code.

The qualified plan and the SERP are more fully described in the narrative following the Pension Benefits for Fiscal Year 2012 Table on page 30.

401(k) Plan.  The Company sponsors a 401(k) plan (“401(k) plan”). Participants in the 401(k) plan eligible for Company matching contributions include any employee hired after January 1, 2006 and employees of two subsidiaries of the bank. The Company matches 25% of the eligible employee’s contributions to the 401(k) plan based on the amount of each participant’s contributions, up to the Internal Revenue Service maximum contribution limit. All participants may immediately invest their individual contributions, as well as any Company matching contribution, in any variety of investment alternatives offered under the 401(k) plan. None of the NEOs is eligible for Company matching contributions.

Material Terms of Pension Benefits

The bank maintains a qualified and a non-qualified retirement plan for employees of the bank. Employees of the affiliates are covered under a 401(k) savings plan with an employer match. The bank employees are also in the 401(k) plan, but do not receive the match unless hired after January 2, 2006. The qualified plan is funded by a trust and covers substantially all regular employees of the bank who were hired before January 3, 2006 and who had attained age 21 and became members of the plan on January 1st or July 1st following one year of employment. All other bank employees are not covered by the retirement plan, but can participate in the 401(k) plan and receive an employer match. Service for purposes of vesting and eligibility (“Vesting Service”) begins at date of employment. Service for purposes of the amount of the retirement benefit (“Credited Service”) begins at date of membership. Employees are fully vested in their accrued retirement benefit once they earn five years of Vesting Service. Employees do not contribute to the qualified or non-qualified plan and bank contributions are determined on an actuarial basis.

Under the qualified plan, normal retirement is age 65. Benefits under the plan are calculated under a defined formula based on years of Credited Service and final average compensation (excluding bonuses, commissions and other special pay). An employee’s final average compensation is based upon the employee’s average annual earnings during the 60 consecutive months out of the 240 consecutive months before retirement in which such earnings were the highest. The normal form of payment is a life annuity with 120 monthly payments guaranteed or a 50% joint and survivor annuity depending on the employee’s marital status when payments begin. Benefits accrued as of December 31, 1984 were assumed by the John Hancock Insurance Company in a termination/re-establishment of the plan. All benefits provided under the plan are net of any benefit accrued as of December 31, 1984.

The annual normal retirement benefit is equal to the sum of (a) and (b) below multiplied by years of Credited Service and reduced by (c):

a.	1.2% of final average compensation
b.	0.3% of final average compensation in excess of $8,000
c.	The accrued benefit under the prior plan as of December 31, 1984

Retirement prior to age 65 is permitted (“Early Retirement”) if the employee has attained age 50 with 20 years of Vesting Service when his or her employment ends. If the employee was a member of the prior plan on December 31, 1984, Early Retirement eligibility is age 55 with 10 years of Vesting Service. Early Retirement benefits are based on the same formula as normal retirement, except that if payments begin prior to age 65, the benefit is reduced actuarially to reflect the longer period of time for which payments are expected to be made.

Various optional forms of payment are available upon retirement including a single life annuity, 10-year certain and life annuity and 50%, 75% and 100% joint & survivor annuities. All optional forms are calculated as the actuarial equivalent of the normal form of payment.  The qualified plan was amended in January 2012 to specify that the interest rate used shall comply with Section 415 of the Internal Revenue Code, as amended; in September 2012 to delegate authority to amend the plan without Board approval, subject to certain restrictions; and in December 2012 to make certain other technical amendments with respect to the sections on administrative pension and limitations of benefits.

The SERP pays the amount that cannot be paid from the qualified plan due to limitations under Section 415 of the Code to any employee who is a member of the Excess Benefit Portion of the SERP but not a member of the select management group.  The SERP also pays benefits that cannot be paid from the qualified plan due to both Section 401(a)(17)  and the Code’s Section 415 limitations for members of the select management group only. The eligibility, service and commencement provisions of the SERP mirror those of the qualified plan. Benefits under the SERP are based on the same formula as the qualified plan, except that for purposes of the final average compensation calculation, bonuses are considered pensionable pay. Optional forms under the SERP are the same as the qualified plan, except that a lump sum is also available. The SERP was amended in August 2010 to clarify that the definition of beneficiary may include beneficiaries other than a spouse.

The bank does not maintain any non-qualified defined contribution or other non-qualified deferred compensation plans.

Employment Contracts and Change in Control Agreements

In March 2013, the terms of the employment agreements with Messrs. Cappelli and Millman were extended until December 31, 2017 and December 31, 2015, respectively. In addition to providing for an annual base salary and a discretionary annual incentive award as determined by the Committee, and allowing participation in the health and benefit plans available to other executives of the Company, these agreements contain severance provisions and change in control provisions. These agreements were entered into upon the recommendation of the Board’s Committee in 1993 and approved by the Board of Directors. They were amended and restated in 2002 and were further extended by their terms by one additional year, each year since 2003.

The Company has change in control severance agreements with certain other officers, including Messrs. Tietjen and Applebaum, providing for severance payments if the officer is terminated by the Company without cause or by the executive for good reason within two years following a change in control. The Company has change in control severance and retention agreements with certain other officers, including Mr. Robinson. Upon the commencement of a transaction that could result in a change in control, Mr. Robinson agrees that he will not voluntarily leave the employ of the Company, other than as a result of disability, retirement or for good reason, until such change in control occurs or such action is terminated or abandoned.

The Company did not enter into any new employment or change in control agreements with any named executive officer in 2012.

The employment and the change in control agreements provide for the payment of severance in the event of certain terminations and/or in connection with a change in control. A change in control generally includes such events as the acquisition of more than 20% of the outstanding common shares of the Company unless directly from the Company, a reorganization, merger or consolidation of the Company where Company shareholders hold less than 60% of the resulting company, a change in at least two-thirds of the Board of Directors, or the sale or disposition of all or substantially all of the assets of the Company. To retain the executive officers and ensure that executive officers can act in the best interests of the Company without distraction due to their personal employment situation, the Committee determined that certain severance payments were appropriate in the event of a change in control.

These severance arrangements are discussed in detail in “Potential Payments upon Termination or Change in Control,” beginning on page 30 of this filing.

Perquisites and Other Personal Benefits

For 2012, the Company did not make any material changes in perquisites and other personal benefits. Generally, employees are provided with life insurance based on salary with a cap that is less than the salary of the executives. The executive life insurance covers the difference between the cap and the actual salary level of the certain executive officers. The Chairman and Chief Executive Officer and the President are provided with corporate cars and club memberships for business purposes in accordance with their employment contracts and commensurate with their positions in the Company. NEOs are also eligible for an annual health examination. See footnotes to the Summary Compensation Table for further information on perquisites and personal benefits.

2013 Goals and Compensation Program

In considering the establishment of targets for 2013 performance, the Committee discussed the continuation of the fragile economic environment and its impact in establishing specific targets for 2013. The Committee reaffirmed its decision to consider the financial performance criteria outlined in the Incentive Plan: earnings, capital, asset quality, liquidity, management and other performance measures. The Committee maintained for 2013 the maximum award levels, which were established for 2012, of $1,500,000 for the Chairman and Chief Executive Officer, $750,000 for the President and $350,000 for each of the other NEOs.

The Committee reviewed and approved specific performance metrics for 2013 based upon percentages of the Company’s average prior five years, as well as the current year averages for two separate peer groups, with respect to return on average assets, tangible equity/tangible assets, and non-performing assets/total assets. The two peer groups considered for comparisons were the Executive Peer Group cited on page 15, and a peer group consisting of banks with assets between $1 billion and $5 billion. The Committee also established metrics based on the Company’s average prior five years for average portfolio loans, average demand deposits, pre-tax, pre-loan loss provision income and pre-tax, pre-loan loss provision income based on the prior year actual.

After taking into consideration shareholder input regarding the level and/or mix of compensation, and performance against pre-established performance metrics, as well as performance against additional key metrics, the Committee elected to adjust the pay mix for the Chairman and Chief Executive Officer, the President, and the other NEOs. The Committee decided to reduce the base salary for the Chairman and Chief Executive Officer and the President by 10.1% and 9.8% respectively to accomplish a pay mix more in line with the market and more reflective of its pay for performance philosophy.  The percentage decreases were determined to be meaningful without being punitive. Accordingly, the Committee shifted the pay mix for the NEOs to place more pay at risk through performance-based incentives. Specifically:

1.    The Committee awarded no base salary increases to any of the NEOs for 2013. In addition, the Chairman and Chief Executive Officer and the President each waived the cost of living adjustments as provided under their employment agreements which would have been 2.11% or increases of $24,105 and $13,819, respectively.

2.    To place more pay at risk, the Committee made the short-term incentive/bonus component a greater percentage of total realized compensation for NEOs.

Specific actions for 2013 with respect to the base salary of each of the NEOs are as follows:

•	Mr. Cappelli: Decrease base salary by $115,512 (a 10.1% decrease).

•	Mr. Millman: Decrease base salary by $63,856 (a 9.8% decrease).

•	Mr. Tietjen: No increase in base salary.

•	Mr. Applebaum: No increase in base salary.

•	Mr. Robinson: No increase in base salary.

Tax and Accounting Implications

In determining executive compensation, the Committee takes into consideration the deductibility of executive compensation under Section 162(m) of the Code that provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Nothing prohibits the Company from paying compensation that is not deductible. The Company believes, however, that the compensation paid to the named executive officers for 2012 was fully deductible for federal income tax purposes.

Risk Disclosure

In addition to comprehensive risk management procedures, internal controls and corporate governance policies, the Company believes that a properly structured executive compensation program is an important means of ensuring that the Company and its shareholders are not exposed to undue risk-taking. Accordingly, the Compensation Committee carefully monitors our executive compensation program to ensure that it reflects an appropriate balance of pay-for-performance within acceptable risk parameters.

After taking into account the analysis conducted by our senior risk officer and TCS, the Committee concluded that none of the compensation plans of the organization subject the Company to unnecessary or excessive risk or encourage the manipulation of reported earnings to enhance the compensation of any employee.

2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-qualified Compensation Earnings ($)(4)(5)	All Other Compensation ($)(6)	Total ($)

Louis J. Cappelli	2012	1,140,512	—		575,000	5,186,281	39,072	6,940,865
Chairman of the Board and	2011	1,118,149	—	202,500	475,000	3,372,467	30,116	5,198,232
Chief Executive Officer,	2010	970,798	—	202,500	—	2,815,494	33,381	4,022,110
Sterling Bancorp
Chairman of the Board,
Sterling National Bank

John C. Millman	2012	653,856	—		260,000	1,382,529	61,946	2,358,331
President,	2011	641,035	—	87,300	194,400	1,000,629	109,198	2,032,162
Sterling Bancorp	2010	575,194	—	87,300	—	743,753	108,821	1,515,067
President and
Chief Executive Officer,
Sterling National Bank

John W. Tietjen	2012	329,824	95,000	—	—	323,414	17,947	766,185
Executive Vice President and	2011	323,357	65,000	20,475	—	181,891	28,730	619,453
Chief Financial Officer,	2010	295,541	—	20,475	—	164,429	22,182	502,627
Sterling Bancorp
Executive Vice President,
Sterling National Bank

Howard M. Applebaum	2012	361,393	100,000	—	—	264,032	30,843	756,268
Senior Vice President,	2011	354,307	65,000	26,550	—	138,243	23,402	607,502
Sterling Bancorp	2010	331,962	—	26,550	—	106,691	24,511	489,642
Executive Vice President,
Sterling National Bank

Eliot S. Robinson	2012	317,433	65,000	—	—	195,571	—	578,004
Executive Vice President,	2011	311,209	41,100	18,495	—	133,792	—	504,596
Sterling National Bank	2010	294,706	—	18,495	—	182,835	—	496,036

(1)
The performance-based incentive compensation for the Chairman and Chief Executive Officer and the President awarded under the Incentive Plan is shown as Non-Equity Plan Compensation for 2012. The other named executive officers were awarded bonuses set forth in the Table.

(2)	The value of the 2010 and 2011 stock awards is based on the per-share price of the Common Stock on the date of grant ($9.23 and $9.71, respectively).
(3)	The non-equity incentive plan compensation for 2012 consisted of cash awards payments made in March 2013 pursuant to the Incentive Plan.
(4)
The amount in this column represents the increase in the total lump sum pension benefit value (qualified and non-qualified) from year to year. Payments made from the qualified plan in 2010 were made erroneously on the advice of the Company’s then actuary and were restored to the qualified plan.

(5)
The changes in pension value in 2012 for our NEOs were made up in part due to the lower applicable discount rate and a change in the applicable mortality table for 2012 and in part due to additional benefit accruals, gains/losses and the passage of time. The following table explains the portion of the 2012 change in pension value that resulted from each of these components:

EXPLANATION OF CHANGE IN PENSION VALUE

			1. Change in Present Value of Accumulated Benefits from Last Fiscal Year ($)
Name	Plan Type	Number of Years of Credited Service (#)	(a) Portion Attributable to Benefit Accrual, Gains/Losses, and Passage of Time	(b) Portion Attributable to Change in Discount Rates and Mortality Tables	2. Change in Pension Value and Non-qualified Compensation Earnings [(1.)(a) + (1.)(b)] ($)
Louis J. Cappelli	Qualified Plan	60.83	0	0	5,186,281
	SERP	60.83	3,850,397	1,335,884
John C. Millman	Qualified Plan	35.25	48,823	209,024	1,382,529
	SERP	35.25	615,382	402,292
John W. Tietjen	Qualified Plan	23.00	27,389	73,656	323,414
	SERP	23.00	107,964	36,393
Howard M. Applebaum	Qualified Plan	19.50	57,136	103,179	264,032
	SERP	19.50	43,782	59,935
Eliot S. Robinson	Qualified Plan	18.00	38,874	90,179	195,571
	SERP	0	0	0

(6)
The amount in this column represents the annual premium paid for executive life insurance of $39,072, $47,098, $17,947 and $28,568 for Messrs. Cappelli, Millman, Tietjen and Applebaum, respectively.  The amount for Mr. Millman includes $14,847 of incremental cost for the personal use of a corporate car. Pursuant to their employment contracts, Messrs. Cappelli and Millman are entitled to the use of an automobile for business use, and in the case of Mr. Cappelli, the use of a driver for business purposes. Messrs. Cappelli and Millman are entitled to reimbursement for ordinary and necessary business expenses, memberships and use of clubs as a source of business origination and maintenance of customer relationships for the Company, and travel and entertainment incurred in the performance of their duties. Since the club memberships are used only for business purposes, the Company does not consider the cost of the memberships to be perquisites. For business purposes, Mr. Cappelli has the use of a New York City apartment at an annual rent of $46,233. While he occasionally makes incidental personal use of the apartment, there is no incremental cost to the Company for this personal use. The incremental cost of Mr. Cappelli’s perquisites in 2012 (consisting of personal use of the car and driver) was less than $10,000. Mr. Applebaum’s compensation also includes reimbursement for executive health expenses.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold	Target	Maximum

Louis J. Cappelli	March 13, 2012	0	N/A	$1,500,000
John C. Millman	March 13, 2012	0	N/A	$750,000
John W. Tietjen	N/A	N/A	N/A	$350,000
Howard M. Applebaum	N/A	N/A	N/A	$350,000
Eliot S. Robinson	N/A	N/A	N/A	$350,000

(1)	These awards represent cash awards made under the Incentive Plan. The awards did not have threshold or target amounts. For the actual amounts awarded for 2012, see the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR FISCAL YEAR 2012

	Option Awards					Stock Awards (2)(3)

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)

Louis J. Cappelli	__	__	__	__	__	3/25/2010	10,969	101,244
						3/24/2011	20,854	202,500

John C. Millman	__	__	__	__	__	3/25/2010	4,728	43,640
						3/24/2011	8,990	87,300

John W. Tietjen	__	__	__	__	__	3/25/2010	1,108	10,227
						3/24/2011	2,108	20,475

Howard M. Applebaum	3/15/07	__	10,000	17.99	3/15/2017	3/25/2010	1,438	13,273
						3/24/2011	2,734	26,550

Eliot S. Robinson	3/15/07	__	10,000	17.99	3/15/2017	3/25/2010	1,001	9,239
						3/24/2011	1,904	18,495

(1)
The options shown in this column vested on March 25, 2012. Additional information regarding options, including restrictions on exercise, is provided in Note 16 of the financial statements filed with the Company’s Annual Report on Form 10-K for fiscal year 2012.

(2)
On March 25, 2010, the Board of Directors granted restricted shares to the named executive officers pursuant to the SIP, consistent with the requirements of TARP CPP. The shares will vest 50%, 25% and 25% on the second, third and fourth anniversaries of the grant date, subject to (1) accelerated vesting upon death, disability and change in control and (2) continued vesting upon retirement after the second anniversary of the grant date subject to compliance with a non-compete agreement. The restricted shares were issued at $9.23 per share, the closing price on the date of the grant. The number of restricted shares granted to Messrs. Cappelli, Millman, Tietjen, Applebaum and Robinson was 21,939, 9,458, 2,218, 2,876 and 2,003 shares, respectively. The value of the stock grants based on the $9.23 per share price was $202,500, $87,300, $20,475, $26,550 and $18,495, respectively. The restricted stock grants were made pursuant to the SIP based on performance in 2009, although the actual awards were made under the SIP in 2010.

(3)
On March 24, 2011, the Board of Directors granted restricted shares to the named executive officers pursuant to the SIP, consistent with the requirements of TARP CPP. The shares vest 50%, 25% and 25% on the second, third and fourth anniversaries of the grant date, subject to (1) accelerated vesting upon death, disability and change in control and (2) continued vesting upon retirement after the second anniversary of the grant date subject to compliance with a non-compete. The restricted shares were issued at $9.71 per share, the closing price on the date of the grant. The number of restricted shares granted to Messrs. Cappelli, Millman, Tietjen, Applebaum and Robinson was 20,854, 8,990, 2,108, 2,734 and 1,904 shares, respectively. The value of the stock grants based on the $9.71 per share price was $202,500, $87,300, $20,475, $26,550 and $18,495, respectively. The restricted stock grants were made pursuant to the SIP based on performance in 2010, although the actual awards were made under the SIP in 2011.

OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning stock option exercises and restricted stock vesting for the NEOs during 2012.

	Options Awards		Stock Awards

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)

Louis J. Cappelli	---	---	10,969	107,276

John C. Millman	---	---	4,728	46,287

John W. Tietjen	---	---	1,108	10,847

Howard M. Applebaum	---	---	1,438	14,078

Eliot S. Robinson	---	---	1,001	9,799

(1)	50% of the restricted shares granted on March 25, 2010 vested on March 23, 2012.
(2)	Dollar value is based on the closing stock price of $9.79 on March 23, 2012.

PENSION BENEFITS FOR FISCAL YEAR 2012

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)(2)

Louis J. Cappelli	Sterling Bancorp/Sterling National Bank Employees’ Retirement Plan	60.83	0	0

	Sterling Bancorp/Sterling National Bank Supplemental Pension Benefit Plan	60.83	28,369,101	0

John C. Millman	Sterling Bancorp/Sterling National Bank Employees’ Retirement Plan (3)(4)	35.25	1,910,373	107,008

	Sterling Bancorp/Sterling National Bank Supplemental Pension Benefit Plan	35.25	6,380,008	0

John W. Tietjen	Sterling Bancorp/Sterling National Bank Employees’ Retirement Plan (3)(4)	23.00	979,226	78,012

	Sterling Bancorp/Sterling National Bank Supplemental Pension Benefit Plan	23.00	554,589	0

Howard M. Applebaum	Sterling Bancorp/Sterling National Bank Employees’ Retirement Plan	19.50	593,713	0

	Sterling Bancorp/Sterling National Bank Supplemental Pension Benefit Plan	19.50	326,476	0

Eliot S. Robinson	Sterling Bancorp/Sterling National Bank Employees’ Retirement Plan (3)(4)	18.00	1,017,852	66,518

	Sterling Bancorp/Sterling National Bank Supplemental Pension Benefit Plan	18.00	0	0

(1)
Present value of accumulated benefits is based on a 4.10% discount rate and the Separate RP2013 Annuitants/Non-Attuitants Mortality Tables for Males and Females. The Sterling Bancorp/Sterling National Bank Supplemental Pension Benefit Plan (Supplemental Plan) amounts shown are based on the option elected which is a lump sum for all except for Mr. Applebaum, who elected a 50% Joint & Survivor Annuity. The lump sum was determined based on the December 2012 Segment Rates (1.00% for the first five years, 3.57% for the next 15 years and 4.77% thereafter) and the IRS published 2013 Applicable Mortality Table.

(2)
 The payments during the last fiscal year show the benefits which have been distributed by the Sterling Bancorp/Sterling National Bank Employees’ Retirement Plan (Qualified Plan) to Messrs. Millman, Tietjen and Robinson. The benefit amount paid during 2012 was provided by Sterling Bancorp and calculated by the Company’s actuary.

(3)
Change in present value of accumulated benefits from last fiscal year is the difference between present value of accumulated benefits and the present value of accumulated benefits and the present value of accumulated benefits as disclosed in last year’s proxy statement.

(4)
Change in Pension Value and Non-qualified Compensation Earnings is the sum of Payments Made During Last Fiscal Year and Change in Present Value of Accumulated Benefits from Last Fiscal Year, including both the Supplemental Plan change and the Qualified Plan change. This amount is disclosed in the Summary Compensation Table on page 26.

Potential Payments upon Termination or Change in Control

In accordance with the agreements described above under “Employment Contracts and Change in Control Agreements,” payments will be due to the NEOs upon certain termination or change in control events. The amount due to each named executive officer varies depending upon the terms of his contract, his tenure and compensation history with the Company, and the type of triggering event.

Upon termination due to death or disability, Messrs. Cappelli and Millman, are each entitled to a lump sum equal to six months of his base salary in the case of death, and a lump sum equal 50% of his base salary for six months in the case of termination due to disability. Upon termination due to death, Mr. Cappelli would be entitled to $570,256 and upon termination due to disability, Mr. Cappelli would be entitled to $285,128.  Upon termination due to death, Mr. Millman would be entitled to $326,928 and upon termination due to disability, Mr. Millman would be entitled to $163,464.  If Messrs. Cappelli or Millman is terminated by the Company without cause or resigns for good reason, they are each entitled to receive (i) a lump sum severance payment equal to his base salary through the end of his employment term described above under “Employment Contracts and Change in Control Agreements”, (ii) a pro rata bonus for the year of termination (based on the highest annual bonus earned in the preceding three fiscal years), (iii) the continuation of health and other welfare benefits until the contract expiration date, and (iv) the full amount due under any profit-sharing or similar plan calculated as if the executive had been terminated on the last day of the calendar year. If Messrs. Cappelli or Millman is terminated without cause or resigns for good reason within two years following a change in control, he is entitled to, among other things, a cash payment in an amount equal to the severance payments described in clauses (i), (ii), and (iv) of the preceding sentence, the continuation of benefits described in clause (iii) of the preceding sentence, and a cash payment equal to three times the executive’s highest annual bonus earned during the three fiscal years preceding the date of termination. In addition, the executive will be entitled to the present value of the benefits he would have been entitled to under the Company’s retirement and supplemental retirement plans, as well as continuation of his life and health insurance plans, for the remaining term of his employment agreement. Upon such termination after a change in control, the severance payment described in clause (i) above will be paid to Messrs. Cappelli and Millman in a lump sum in an amount equal to the base salary that would have been payable to him for the longer of the remaining term of his employment agreement or 36 months.

If terminated by the Company without cause or by the executive for good reason within two years following a change in control, Messrs. Tietjen and Applebaum are entitled to lump sum payments equal to two times the annual base salary of the executive, a pro rata bonus for the year in which the termination occurred, two times the highest annual bonus earned by the executive during the three fiscal years preceding termination, and the present value of the benefits the executive would have been entitled to under the Company’s retirement and supplemental retirement benefit plans if his employment had continued for two years. In addition, the executive will be entitled to continuation of his medical and insurance benefits for two years after termination. These agreements can be cancelled by the Company upon three years’ notice but continue for two years after a change in control that occurs during the term of the agreement.

If within one year following a change in control Mr. Robinson’s employment is terminated, the Company will pay Mr. Robinson a lump sum cash severance amount equal to his highest annual base salary during the 12-month period immediately prior to termination. If Mr. Robinson remains employed for one year after a change in control, the Company will pay him a retention bonus equal to his highest annual base salary during the period commencing one year prior to a change in control and ending on the date of payment of the retention bonus.

In the event that any compensation payments made to, or benefits provided to, Messrs. Cappelli, Millman, Tietjen, and Applebaum in connection with a change in control would be subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code (“IRC Section 4999”), the Company will provide a gross-up payment in an amount such that, after withholding for or payment of all federal, state, and local income, and excise taxes, and any penalties and interest on the gross-up payment, the remaining amount is equal to the IRC Section 4999 excise tax on the compensation payments; provided, however, that if Messrs. Tietjen and Applebaum would not be subject to the excise tax if their payments and benefits were reduced by up to five percent, their payments and benefits will be so reduced and they will receive no gross-up.

Upon the termination of each named executive officer’s employment, he will be entitled to his qualified and non-qualified (as applicable) pension benefits, as described above in the Pension Benefit Table. The discussion below describes the estimated amount of severance benefits and the value of continued benefits that would have been payable to each of the named executive officers if employment had been terminated by the Company without cause or by him for good reason (a “Good Reason Event”) or in connection with a change in control under the circumstances described above (a “CIC Event”) on December 31, 2012.

Upon a Good Reason Event, Mr. Cappelli would receive severance pay with a present value of $4,562,048, $575,000 as the value of his pro rata bonus for the year of termination, $92,224 as the estimated value of group life and group medical coverage, and $112,228 representing the value of the continuation of his club memberships and automobile benefits, amounting to $5,341,500. Upon a CIC Event, he would receive a total of $7,920,767, consisting of severance pay of $4,562,048, a severance bonus of $1,725,000, $854,267 as a severance payment attributable to the crediting of additional years of service under the qualified plan and SERP, $575,000 as the value of his pro rata bonus for the year of termination, $92,224 as the estimated value of group life and group medical coverage, and $112,228 representing the value of the continuation of his club memberships and automobile benefits. Mr. Cappelli would receive as an excise tax gross up (excise tax calculated in accordance with the Code’s Section 4999) the amount of $1,904,470 upon a Good Reason Event and $3,261,979 upon a CIC event.

Upon a Good Reason Event, Mr. Millman would receive severance pay with a present value of $1,307,712, $260,000 as the value of his pro rata bonus for the year of termination, $61,947 as the estimated value of group life and group medical coverage, and $45,816 representing the value of the continuation of his club membership and automobile benefits, amounting to $1,675,475. Upon a CIC Event, he would receive $3,614,528, consisting of severance pay of $1,961,568, $780,000 as a severance bonus, $440,674 as a severance payment attributable to the crediting of additional years of service under the qualified plan and SERP, $260,000 as the value of his pro rata bonus for the year of termination, $92,920 as the estimated value of group life and group medical coverage, $10,642 representing life insurance premiums on split dollar life insurance policies held on his behalf that will continue to be paid by the Company, and $68,724 representing the value of the continuation of his club membership and automobile benefits.  Mr. Millman would receive $1,416,284 representing the amount payable as an excise tax gross up (excise tax calculated in accordance with the Code’s Section 4999) upon a CIC Event.

Upon a CIC Event, Mr. Tietjen would receive a total of $1,094,184, consisting of severance pay of $659,648, a severance bonus of $190,000, $95,000 as the value of pro rata bonus for the year of termination, $24,360 as the estimated value of group life and group medical coverage, $119,194 as a severance payment attributable to the crediting of additional years of service under the qualified plan and SERP, and $5,982 representing life insurance premiums on split dollar life insurance policies held on his behalf that will continue to be paid by the Company. Mr. Tietjen would receive $414,995 representing the amount payable as an excise tax gross up (excise tax calculated in accordance with the Code’s Section 4999) upon a CIC Event.

Upon a CIC Event, Mr. Applebaum would receive a total of $1,530,925, consisting of severance pay of $722,786, a severance bonus of $200,000, $100,000 as the value of his pro rata bonus for the year of termination, $35,069 as the estimated value of group life and group medical coverage, $327,650 as the present value of unreduced early retirement under the SERP, $94,378 as a severance payment attributable to the crediting of additional years of service under the qualified plan and SERP, and $51,042 representing life insurance premiums on split dollar life insurance policies held on his behalf that will continue to be paid by the Company. Mr. Applebaum would receive $626,419 representing the amount payable as an excise tax gross up (excise tax calculated in accordance with the Code’s Section 4999) upon a CIC Event.

Upon a CIC Event, Mr. Robinson would receive severance pay with a present value of $317,433.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee, Messrs. Humphreys, Hershfield, and Ferrer is, or has been, an officer or employee of the Company, and each has been determined by the Board to be independent under the rules of the SEC and the NYSE.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Dated: March 12, 2013

Allan F. Hershfield, Chair	Fernando Ferrer	Henry J. Humphreys

DIRECTOR FEES AND EQUITY COMPENSATION

Non-employee directors receive fees for attending Board of Directors and committee meetings. Effective January 1, 2012, the Board of Directors approved increases to the fees paid to non-employee directors as a result of an analysis of fees paid to directors of banks of similar size based on the recommendation of the Corporate Governance and Nominating Committee.  Prior to January 2012, each director received $1,700 for each board meeting attended and $1,100 for each committee meeting attended. Effective January 1, 2012, each eligible director shall receive a fee of $1,850 for each board meeting attended and $1,200 for each committee meeting attended.

Each eligible director was paid one half of the applicable meeting fee for attendance via telephone. Expenses of directors incurred in traveling to Board of Directors and committee meetings are reimbursed by the Company.

Effective January 1, 2012, the Board of Directors approved an increase to the annual stipends of the chairs of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. Prior to January 1, 2012, the Chair of the Audit Committee received an annual stipend of $5,000 for services, and the chairs of the Compensation Committee and Corporate Governance and Nominating Committee received an annual stipend of $2,000 for services. Effective January 1, 2012, the Chair of the Audit Committee shall receive an annual stipend of $6,000 for services, and the chairs of the Compensation Committee and Corporate Governance and Nominating Committees shall receive annual stipends of $3,000.

There were no grants or stock awards to directors in 2012. On March 25, 2010 and March 24, 2011, directors were granted 5,000 shares of restricted Common Stock and 2,500 shares of restricted Common Stock, respectively, pursuant to the Sterling Bancorp Stock Incentive Plan. The restricted shares of Common Stock were issued at $9.73 and $9.71, the closing prices on the respective grant dates. The restricted Common Stock vests 25%, 25%, 25% and 25% on the first, second, third and fourth anniversaries of the respective grant dates, subject to accelerated vesting upon death, disability or change in control. The shares are not transferable until vested.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash($)

Robert Abrams	52,650

Joseph M. Adamko	51,300

Fernando Ferrer	66,350

Allan F. Hershfield	56,750

Henry J. Humphreys	69,250

James B. Klein(1)	8,500

Robert W. Lazar	60,950

Carolyn Joy Lee	53,100

Eugene T. Rossides	51,350

(1)	Mr. Klein was named to the Board of Directors on August 2, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2012 regarding securities issued to all of the Company’s employees under equity compensation plans that were in effect during the fiscal year ended December 31, 2012, and other equity compensation plan information.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	87,500	$17.99	839,144	*
Equity Compensation Plans not approved by security holders	-	-	-
Total	87,500	$17.99	839,144

*	This plan expired in 2012 and no future awards may be made under it.

SECURITY OWNERSHIP OF DIRECTORS, NAMEDEXECUTIVE OFFICERS AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of February 15, 2013, holdings of the Company’s common stock (Common Shares) by each present director and each of the executive officers named in the Summary Compensation Table on page 26 and by all directors and executive officers as a group based on 30,955,976 Common Shares outstanding.

Name	Number and Nature of Common Shares Beneficially Owned(1)(2)(3)	% of Outstanding Common Shares
Robert Abrams	40,080	*
Joseph M. Adamko	17,763	*
Louis J. Cappelli	773,836	2.50
Fernando Ferrer	14,817	*
Allan F. Hershfield	23,931	*
Henry J. Humphreys	23,456	*
James B. Klein	357,257	1.15
Robert W. Lazar	13,930	*
Carolyn Joy Lee	8,380	*
John C. Millman	405,915	1.31
Eugene T. Rossides	8,720	*
John W. Tietjen	94,822	*
Howard M. Applebaum	56,371	*
Eliot Robinson	43,933	*

All directors and executive officers as a group (14 in group)	1,833,211	6.08

*	Less than 1%
(1)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any Common Shares that such person or group has the right to acquire within 60 days after February 15, 2013. Messrs. Applebaum and Robinson each have the right to acquire 10,000 shares within 60 days after February 15, 2013 under exercisable options; these shares are deemed outstanding for purposes of computing the percentage of outstanding Common Shares held by those individuals and by the directors and executive officers as a group, but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(2)
Each director and officer has sole voting and investment power with respect to the securities indicated above to be owned by him, except that in the case of Messrs. Millman, Tietjen, Applebaum, and Robinson, shares shown as owned include, respectively, 79,072, 18,836, 2,828 and 11,746 Common Shares held in 401(k) plans as to which they have power to direct the vote.

(3)	The amounts shown include restricted stock issued to directors and executive officers on March 23, 2010 and March 24, 2011.

In addition, the shares shown as owned by Mr. Adamko include 1,832 Common Shares owned by his wife, beneficial ownership of which he disclaims.  The shares shown as owned by Mr. Lazar include 5,152 shares owned indirectly in an Individual Retirement Account. The shares shown as owned by Mr. Klein include 9,489 shares owned indirectly by his wife and 264,902 shares held in trust, beneficial ownership of which he disclaims. The shares shown as owned by Mr. Cappelli include 711 Common Shares owned by his wife, beneficial ownership of which he disclaims and 7,343 shares owned indirectly in an Individual Retirement Account.  The shares shown as owned by Mr. Millman include 7,477 shares owned indirectly in an Individual Retirement Account, 291 Common Shares owned by his wife and 1,197 Common Shares owned by his wife’s Individual Retirement Account, beneficial ownership of which he disclaims. The shares shown as owned by Mr. Applebaum include 3,343 shares owned indirectly in an Individual Retirement Account.

The following table sets forth the persons or groups known to the Company to be the beneficial owner of more than five percent of the outstanding Common Shares based upon information provided by them to the Company as of December 31, 2012.

Name and Address	Number and Nature of Common Shares Beneficially Owned (1)	Approximate Percentage of Class

BlackRock, Inc.	2,610,787(2)	8.43%
40 East 42nd Street
New York, New York 10022

DePrince, Race & Zollo, Inc.	2,201,787(3)	7.11%
250 Park Avenue South, Suite 250
Winter Park, Florida 32789

Ameriprise Financial, Inc.	2,029,910(4)	6.56%
145 Ameriprise Financial Center
Minneapolis, Minnesota 55474

The Vanguard Group	1,655,087(5)	5.34%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355

(1)	See Footnote 1 on page 35 for definition of “beneficial ownership.”
(2)	The number and nature of Common Shares beneficially owned are set forth in a statement on Schedule 13G/A filed with the SEC on February 1, 2013 by BlackRock, Inc.
(3)	The number and nature of Common Shares beneficially owned are set forth in a statement on Schedule 13G/A filed with the SEC on February 13, 2013 by DePrince, Race & Zollo, Inc.
(4)	The number and nature of Common Shares beneficially owned are set forth in a statement on Schedule 13G/A filed with the SEC on February 13, 2013 by Ameriprise Financial, Inc.
(5)	The number and nature of Common Shares beneficially owned are set forth in a statement on Schedule 13G filed with the SEC on February 11, 2013 by The Vanguard Group.

Except as set forth above, the Company does not know of any person that owns more than five percent of any class of the Company’s voting securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Board of Directors has approved a “Related Person Transaction Policy” that covers any transactions in which (i) the Company or a subsidiary is a participant, (ii) the aggregate amount involved exceeds $120,000, and (iii) any “Related Person” has a direct or indirect material interest. A “Related Person” is any director or executive officer of the Company, any nominee for director, any shareholder owning an excess of five percent of the total equity of the Company, and an “immediate family member” of any such person.

In deciding whether to approve or ratify any Related Person Transaction, the Board of Directors, a committee thereof, or a designated director, are to consider the following factors, to the extent relevant to the transaction: whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a Related Person; whether  there are business reasons for the Company to enter into the Related Person Transaction; whether the Related Person Transaction would impair the independence of an outside director; and whether the Related Person Transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or Related Person, the direct or indirect nature of the director’s, executive officer’s or Related Person’s interest in the transaction, the ongoing nature of any proposed relationship, and any other factors the Board of Directors or committee deems relevant.

All transactions subject to the Related Person Transaction Policy must be approved or ratified by the Board of Directors.  If the transaction involves a Related Person who is a director or an immediate family member of a director, such director may not participate in the deliberations or vote respecting such approval or ratification; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Board of Directors that considers such transaction.  In the discretion of the Board of Directors, the consideration of such transaction may be delegated to a committee of the Board of Directors.  In the event that management determines it is impractical or undesirable to wait until a Board of Directors or committee meeting to approve a Related Person Transaction, the chair of the committee may review and approve the transaction in accordance with the criteria set forth herein.

The Company is not aware of any Related Person Transaction in 2012 or any contemplated Related Person Transaction.

Transactions with the Company and Other Matters

From time to time, officers and directors of the Company and their family members or associates have purchased, or may purchase, short-term notes of the Company and certificates of deposit from the bank on the same terms available to other persons. The bank and its mortgage division also make loans from time to time to related interests of directors and officers. Such loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

The Board of Directors has determined that nine of our 11 directors are “independent” under applicable SEC and NYSE rules. These independent directors are:

Robert Abrams	Allan F. Hershfield	Robert W. Lazar
Joseph M. Adamko	Henry J. Humphreys	Carolyn Joy Lee
Fernando Ferrer	James B. Klein	Eugene T. Rossides

In order to evaluate and determine the independence of the directors, the Board solicits information from directors regarding transactions, relationships and arrangements with the Company, the bank or any other affiliate of the Company.  Other than customary banking relationships (such as checking and savings accounts) with and loans (such as lines of credit or mortgage loans) to independent directors or entities with which they are affiliated in the ordinary course of the bank’s business at terms and conditions not more favorable than those afforded by the bank to its other similarly situated customers, independent directors reported no such transactions, relationships or arrangements.  The Board is not aware, in light of the applicable SEC and NYSE rule requirements, of any such transaction, relationship or arrangement that would rise to the level such that it could reasonably be deemed to impair the director’s exercise of independent judgment and autonomy in carrying out the duties and responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

In accordance with the Company’s Audit Committee charter, the Audit Committee pre-approves all audit and audit-related services before the independent registered public accounting firm is engaged by the Company to render such services.

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firm for the years ended December 31, 2012 and December 31, 2011.  As shown below, the audit fees paid to Crowe Horwath LLP for 2012 were $525,000.

Audit and Non-Audit Fees

	Crowe Horwath LLP
	2012	2011

Audit Fees (a)	$525,000	$525,000
Audit-related Fees (b)	0	100,000

Total	$525,000	$625,000

(a)
Audit Fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s quarterly reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

(b)
Audit-related fees primarily comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements in connection with public securities offerings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The documents filed as a part of this report are listed below:

1. Financial Statements Sterling Bancorp

The consolidated financial statements required to be filed on Form 10-K are included in Part II, Item 8 of the Original Filing.

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

	(iii)	By-Laws as amended through March 13, 2013 (Filed as Exhibit 3.2 to the Registrant’s Form 8-K dated March 13, 2013 and filed on March 19, 2013 and incorporated herein by reference).

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

		(i)(B)*	Form of Award Letter for Non-Employee Directors (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

		(i)(C)*	Form of Award Letter for Officers (Filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

		(i)(D)*	Form of Non-qualified Stock Option Award (Filed as Exhibit 10(A) to the Registrant’s Form 8-K dated March 18, 2005 and filed on March 24, 2005 and incorporated herein by reference).

		(i)(E)*	Form of Award Letter for Officers (Filed as Exhibit 10(i)(E) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

		(i)(F)*	Amendment to Sterling Bancorp Stock Incentive Plan (Filed as Exhibit 10(i)(F) to the Registrant’s Form 8-K dated December 29, 2008 and filed on January 5, 2009 and incorporated herein by reference).

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

11.	Statement re: Computation of Per Share Earnings (incorporated by reference from the corresponding exhibit in the Original Filing).
12.	Statement re: Computation of Ratios (incorporated by reference from the corresponding exhibit in the Original Filing).
21.	Subsidiaries of the Registrant (incorporated by reference from the corresponding exhibit in the Original Filing).
23.	Consent of Crowe Horwath LLP Independent Registered Public Accounting Firm (incorporated by reference from the corresponding exhibit in the Original Filing).
31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a) with respect to the Original Filing (incorporated by reference from the corresponding exhibit in the Original Filing).
31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a) with respect to the Original Filing (incorporated by reference from the corresponding exhibit in the Original Filing).
31.3	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a) with respect to this Amendment No. 1.
31.4	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a) with respect to this Amendment No. 1.
32.1
Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code. (Pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act, the certification filed under this Exhibit shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act and shall not be otherwise subject to the liability of that section) (incorporated by reference from the corresponding exhibit in the Original Filing).

32.2
Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code. (Pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act, the certification filed under this Exhibit shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act and shall not be otherwise subject to the liability of that section) (incorporated by reference from the corresponding exhibit in the Original Filing).

*	Constitutes a Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP

 /s/ Louis J. Cappelli
Louis J. Cappelli, Chairman and
Chief Executive Officer

April 29, 2013
Date