Form 10-Q
period 2013-03-31
STERLING BANCORP
filed 2013-05-03
CIK 93451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-5273-1

Sterling Bancorp
(Exact name of registrant as specified in its charter)

New York	12-2565216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

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
☒Yes ☐No

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
☐Yes ☒ No

As of April 30, 2013 there were 30,955,796 shares of common stock,
$1.00 par value, outstanding.

STERLING BANCORP

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Financial Statements (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview	40
	Income Statement Analysis	41
	Balance Sheet Analysis	43
	Capital	50
	Recently Issued Accounting Pronouncements	51
	Cautionary Statement Regarding Forward-Looking Statements	51
	Average Balance Sheets	52
	Rate/Volume Analysis	53
	Regulatory Capital and Ratios	54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Asset/Liability Management	55
	Information Available on Our Web Site	57
	Interest Rate Sensitivity	58

Item 4.	Controls and Procedures	59

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 6.	Exhibits	61

SIGNATURES		62

EXHIBITS INDEX

Exhibit 10.1	Amendments to Employment Agreements date March 12, 2013
	(a) For Louis J. Cappelli	63
	(b) For John C. Millman	64
Exhibit 11	Statement Re: Computation of Per Share Earnings	65
Exhibit 31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a)	66
Exhibit 31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a)	67
Exhibit 32.1*	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	68
Exhibit 32.2*	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code	69
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$35,993	$38,944
Interest-bearing deposits with other banks	165,988	112,886
Securities available for sale (at estimated fair value; pledged: $181,642 in 2013 and $174,240 in 2012)	277,947	296,837
Securities held to maturity (pledged: $146,926 in 2013 and $136,109 in 2012) (estimated fair value: $401,016 in 2013 and $403,218 in 2012)	387,114	386,408
Total investment securities	665,061	683,245
Loans held for sale, net	75,857	121,237
Loans held in portfolio, net of unearned discounts	1,680,389	1,649,753
Less allowance for loan losses	22,520	22,347
Loans, net	1,657,869	1,627,406
Federal Reserve and Federal Home Loan Bank stock, at cost	7,456	7,472
Goodwill	22,901	22,901
Premises and equipment, net	21,998	22,578
Other real estate	1,917	1,452
Accrued interest receivable	7,198	6,853
Cash surrender value of life insurance policies	54,945	54,553
Other assets	55,302	51,315
Total assets	$2,772,485	$2,750,842
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$897,112	$924,351
Savings, NOW and money market deposits	793,364	701,692
Time deposits	590,679	642,041
Total deposits	2,281,155	2,268,084
Securities sold under agreements to repurchase - customers	33,817	32,950
Commercial paper	20,995	15,345
Advances - FHLB	100,894	101,265
Long-term borrowings - subordinated debentures	25,774	25,774
Total borrowings	181,480	175,334
Accrued interest payable	735	649
Accrued expenses and other liabilities	77,123	78,685
Total liabilities	2,540,493	2,522,752
Shareholders' equity
Common stock, $1 par value. Authorized 100,000,000 shares; issued 35,263,768 shares	35,264	35,264
Capital surplus	271,651	271,565
Retained earnings	26,866	24,407
Accumulated other comprehensive loss	(15,134)	(16,491)
Common shares in treasury at cost, 4,307,972 shares	(86,655)	(86,655)
Total shareholders' equity	231,992	228,090
Total liabilities and shareholders' equity	$2,772,485	$2,750,842

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Loans	$22,242	$19,686
Investment securities
Available for sale - taxable	1,666	2,170
Held to maturity - taxable	1,131	1,633
Tax exempt	1,544	1,604
FRB and FHLB stock	61	81
Deposits with other banks	57	46
Total interest income	26,701	25,220
INTEREST EXPENSE
Deposits
Savings, NOW and money market	726	644
Time	910	1,063
Commercial paper and other short-term borrowings	42	64
Advances - FHLB	392	519
Long-term borrowings - subordinated debentures	523	523
Total interest expense	2,593	2,813
Net interest income	24,108	22,407
Provision for loan losses	2,000	3,000
Net interest income after provision for loan losses	22,108	19,407
NONINTEREST INCOME
Accounts receivable management/ factoring commissions and other related fees	3,475	4,868
Mortgage banking income	4,399	2,336
Service charges on deposit accounts	1,295	1,260
Securities gains, net	132	879
Other income	1,374	943
Total noninterest income	10,675	10,286
NONINTEREST EXPENSE
Salaries and employee benefits	16,114	14,911
Occupancy and equipment expenses, net	3,439	3,214
Deposit insurance	586	584
Professional fees	1,186	903
Other expenses	3,514	3,432
Total noninterest expenses	24,839	23,044
Income before income taxes	7,944	6,649
Provision for income taxes	2,700	2,047
Net income	$5,244	$4,602

Average number of common shares outstanding
Basic	30,861,286	30,659,856
Diluted	30,861,286	30,659,856
Net income per average common share
Basic	$0.17	$0.15
Diluted	0.17	0.15
Dividends per common share	0.09	0.09

See Notes to Consolidated Financial Statements.

 STERLING BANCORP AND SUBSIDIARIES
 Consolidated Statements of Comprehensive Income
 (Unaudited)
 (dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$5,244	$4,602

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	857	2,685

Reclassification adjustment for securities' gains included in net income	(73)	(488)

Reclassification adjustment for amortization of:
Prior service cost	5	5
Net actuarial losses	568	453
Other comprehensive income	1,357	2,655
Comprehensive income	$6,601	$7,257

 See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Common Stock
Balance at January 1,	$35,264	$35,225
Balance at March 31,	$35,264	$35,225

Capital Surplus
Balance at January 1,	$271,565	$270,869
Stock option compensation and restricted stock expense	86	103
Balance at March 31,	$271,651	$270,972

Retained Earnings
Balance at January 1,	$24,407	$15,523
Net income	5,244	4,602
Cash dividends paid - common shares	(2,785)	(2,782)
Balance at March 31,	$26,866	$17,343

Accumulated Other Comprehensive Loss
Balance at January 1,	$(16,491)	$(14,216)
Other comprehensive income, net of tax	1,357	2,655
Balance at March 31,	$(15,134)	$(11,561)

Treasury Stock
Balance at January 1,	$(86,655)	$(86,580)
Surrender of shares issued under stock incentive plan	-	(75)
Balance at March 31,	$(86,655)	$(86,655)

Total Shareholders' Equity
Balance at January 1,	$228,090	$220,821
Net changes during the period	3,902	4,503
Balance at March 31,	$231,992	$225,324

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net Income	$5,244	$4,602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	3,000
Depreciation and amortization of premises and equipment	922	910
Securities gains, net	(132)	(879)
Gains from life insurance policies, net	(686)	(229)
Deferred income tax (benefit) provision	(928)	73
Proceeds from sale of loans	269,953	120,219
Gains on sales of loans, net	(4,419)	(2,352)
Originations of loans held for sale	(220,154)	(103,186)
Amortization of premiums on securities	1,856	1,791
Accretion of discounts on securities	(211)	(156)
Increase in accrued interest receivable	(345)	(1,840)
Increase (Decrease) in accrued interest payable	86	(70)
Decrease in accrued expenses and other liabilities	(2,293)	(8,394)
Increase in other assets	(1,195)	(1,454)
Loss on other real estate owned	12	66
Net cash provided by operating activities	49,710	12,101
Investing Activities
Purchase of premises and equipment	(342)	(553)
Net (increase) decrease in interest-bearing deposits with other banks	(53,102)	99,510
Net (increase) decrease in loans held in portfolio	(36,018)	15,237
Net decrease (increase) in short-term factored receivables	2,993	(6,837)
Proceeds from sale of other real estate	28	404
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	5,997	10,491
Purchases of securities - held to maturity	(53,695)	(88,479)
Proceeds from calls of securities - held to maturity	45,000	70,000
Proceeds from sales of securities - held to maturity	1,910	-
Proceeds from prepayments, redemptions or maturities of securities - available for sale	370,948	105,570
Purchases of securities - available for sale	(377,950)	(284,670)
Proceeds from calls/sales of securities - available for sale	25,122	64,132
Proceeds from redemptions or maturities of FHLB & FRB stock	16	16
Net cash used in investing activities	(69,093)	(15,179)
Financing Activities
Net (decrease) increase in noninterest-bearing demand deposits	(27,239)	49,713
Net increase in savings, NOW and money market deposits	91,672	78,969
Net decrease in time deposits	(51,362)	(129,466)
Net increase in Federal funds purchased	-	15,000
Net increase (decrease) in securities sold under agreements to repurchase	867	(6,711)
Net increase in commercial paper and other short-term borrowings	5,650	2,405
Decrease in long-term borrowings	(371)	(365)
Cash dividends paid on common stock	(2,785)	(2,782)
Net cash provided by financing activities	16,432	6,763
Net (decrease) increase in cash and due from banks	(2,951)	3,685
Cash and due from banks - beginning of period	38,944	31,046
Cash and due from banks - end of period	$35,993	$34,731
Supplemental disclosures:
Interest paid	$2,507	$2,882
Income taxes paid	4,062	60
Loans held for sale transferred to portfolio	-	827
Loans transferred to other real estate	562	138
Due from brokers on maturities of securities - AFS	2,516	-
Due to brokers on purchases of securities - AFS	1,766	513

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

Basis of Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, principally the bank, after elimination of intercompany transactions.  The consolidated financial statements as of and for the interim periods ended March 31, 2013 and 2012 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made.  Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation.  Throughout the notes, dollar amounts presented in tables are in thousands, except per share data.  The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$6,388	$2	$-	$6,390

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	15,858	104	11	15,951
CMOs (Government National Mortgage Association)	2,427	11	10	2,428
Federal National Mortgage Association	1,850	112	-	1,962
Federal Home Loan Mortgage Corporation	19	-	1	18
Government National Mortgage Association	80	2	-	82
Total residential mortgage-backed securities	20,234	229	22	20,441

Agency notes
Federal National Mortgage Association	950	1	-	951
Federal Home Loan Bank	500	-	-	500
Federal Home Loan Mortgage Corporation	75	3	-	78
Federal Farm Credit Bank	200	1	-	201
Total obligations of U.S. government corporations and government sponsored enterprises	21,959	234	22	22,171

Obligations of state and political institutions-New York Bank Qualified	16,500	1,203	-	17,703
Single-issuer, trust preferred securities	36,161	1,346	26	37,481
Other preferred securities	9,429	52	94	9,387
Corporate debt securities	162,115	1,169	181	163,103
Equity and other securities	18,721	3,203	212	21,712
Total	$271,273	$7,209	$535	$277,947

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$6,387	$1	$2	$6,386

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	19,615	47	30	19,632
CMOs (Government National Mortgage Association)	3,293	12	14	3,291
Federal National Mortgage Association	1,860	118	-	1,978
Federal Home Loan Mortgage Corporation	20	-	1	19
Government National Mortgage Association	85	1	-	86
Total residential mortgage-backed securities	24,873	178	45	25,006

Agency notes
Federal National Mortgage Association	650	1	-	651
Federal Home Loan Bank	500	1	-	501
Federal Home Loan Mortgage Corporation	75	4	-	79
Total obligations of U.S. government corporations and government sponsored enterprises	26,098	184	45	26,237

Obligations of state and political institutions-New York Bank Qualified	16,499	1,424	-	17,923
Single-issuer, trust preferred securities	37,875	1,090	80	38,885
Other preferred securities	12,012	3	62	11,953
Corporate debt securities	173,332	1,288	202	174,418
Equity and other securities	19,371	2,129	465	21,035
Total	$291,574	$6,119	$856	$296,837

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

 The following tables present information regarding securities held to maturity:

March 31, 2013	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$1,734	$90	$-	$1,824
CMOs (Federal Home Loan Mortgage Corporation)	2,992	133	-	3,125
Federal National Mortgage Association	29,436	2,575	-	32,011
Federal Home Loan Mortgage Corporation	14,087	1,107	-	15,194
Government National Mortgage Association	3,219	560	-	3,779
Total residential mortgage-backed securities	51,468	4,465	-	55,933

Agency notes
Federal National Mortgage Association	125,977	46	108	125,915
Federal Home Loan Bank	75,689	12	59	75,642
Total obligations of U.S. government corporations and government sponsored enterprises	253,134	4,523	167	257,490

Obligations of state and political institutions-New York Bank Qualified	133,980	9,549	3	143,526
Total	$387,114	$14,072	$170	$401,016

 STERLING BANCORP AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
 (Unaudited)

December 31, 2012	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,051	$88	$-	$2,139
CMOs (Federal Home Loan Mortgage Corporation)	3,525	145	-	3,670
Federal National Mortgage Association	32,731	2,854	-	35,585
Federal Home Loan Mortgage Corporation	15,768	1,237	-	17,005
Government National Mortgage Association	3,385	559	-	3,944
Total residential mortgage-backed securities	57,460	4,883	-	62,343

Agency notes
Federal National Mortgage Association	95,977	95	74	95,998
Federal Home Loan Bank	81,989	38	12	82,015
Federal Home Loan Mortgage Corporation	15,000	21	-	15,021
Total obligations of U.S. government corporations and government sponsored enterprises	250,426	5,037	86	255,377

Obligations of state and political institutions-New York Bank Qualified	135,982	11,861	2	147,841
Total	$386,408	$16,898	$88	$403,218

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	$5,049	$3	$1,946	$8	$6,995	$11
CMOs (Government National Mortgage Association)	-	-	793	10	793	10
Federal Home Loan Mortgage Corporation	-	-	18	1	18	1
Total obligations of U.S. government corporations and government sponsored enterprises	5,049	3	2,757	19	7,806	22

Single-issuer, trust preferred securities	4,950	23	495	3	5,445	26
Other preferred securities	6,293	94	-	-	6,293	94
Corporate debt securities	37,682	20	13,274	161	50,956	181
Equity and other securities	1,371	96	568	116	1,939	212
Total	$55,345	$236	$17,094	$299	$72,439	$535

December 31, 2012

U.S. Treasury securities	$388	$2	$-	$-	$388	$2

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	5,876	12	2,314	18	8,190	30
CMOs (Government National Mortgage Association)	-	-	1,518	14	1,518	14
Federal Home Loan Mortgage Corporation	-	-	19	1	19	1
Total obligations of U.S. government corporations and government sponsored enterprises	5,876	12	3,851	33	9,727	45

Single-issuer, trust preferred securities	9,698	71	1,079	9	10,777	80
Other preferred securities	11,849	62	-	-	11,849	62
Corporate debt securities	35,832	73	10,667	129	46,499	202
Equity and other securities	2,476	316	1,057	149	3,533	465
Total	$66,119	$536	$16,654	$320	$82,773	$856

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$75,888	$108	$-	$-	$75,888	$108
Federal Home Loan Bank	56,641	59	-	-	56,641	59
Total obligations of U.S. government corporations and government sponsored enterprises	132,529	167	-	-	132,529	167

Obligations of state and political institutions-New York Bank Qualified	202	3	-	-	202	3
Total	$132,731	$170	$-	$-	$132,731	$170

December 31, 2012

Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$14,926	$74	$-	$-	$14,926	$74
Federal Home Loan Bank	32,987	12	-	-	32,987	12

Total obligations of U.S. government corporations and government sponsored enterprises	47,913	86	-	-	47,913	86

Obligations of state and political institutions-New York Bank Qualified	203	2	-	-	203	2
Total	$48,116	$88	$-	$-	$48,116	$88

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at March 31, 2013:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes *	NA	$991	$1,102	$111

ABN Ambro NA Holding Cap, Floating Rate, due 4/03/2013, owned by Bank of America	Yes *	BB+	500	500	-

Allfirst Pfd Cap Trust, Floating Rate, due 7/15/2029, owned by M&T Bank Corporation	Yes *	BBB	383	415	32

Citigroup Capital VII, 7.125%, due 7/31/2031, called 4/16/13	Yes *	BB	2,114	2,129	15

Citigroup Capital VIII, 6.95%, due 9/15/2031, called 4/16/13	Yes *	BB	1,683	1,694	11

Citigroup Capital IX, 6.00%, due 2/14/2033	Yes *	BB	3,310	3,486	176

Citigroup Capital X, 6.10%, due 9/30/2033	Yes *	BB	1,256	1,278	22

Citigroup Capital XI, 6.00%, due 9/27/2034	Yes *	BB	1,153	1,165	12

Citigroup Capital XV, 6.50%, due 9/15/2066, called 4/16/13	Yes *	BB	234	234	-

Citigroup Capital XVII, 6.35%, due 3/15/2067	Yes *	BB	46	63	17

Countrywide Capital IV, 6.75%, due 4/01/2033, owned by Bank of America	Yes *	BB+	149	150	1

Countrywide Capital V, 7.00%, due 11/01/2036, owned by Bank of America	Yes *	BB+	2,507	2,555	48

First Tennessee Capital II, 6.30%, due 4/15/2034	Yes *	BB	5,120	5,291	171

Goldman Sachs Capital, Floating Rate, due 6/01/2043	Yes *	BB+	850	841	(9)

Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes *	BB+	8,912	9,377	465

Keycorp Capital II, 6.875%, due 3/17/2029	Yes *	BBB-	93	100	7

Mellon Capital IV, Floating Rate, due 6/29/2049	Yes *	BBB	118	120	2

JP Morgan Chase Capital XIII, Floating Rate, due 9/30/2034	Yes *	BBB	762	830	68

JP Morgan Chase Capital XI, 5.875%, due 6/15/2033, called 5/8/13	Yes *	BBB	1,623	1,632	9

Morgan Stanley Capital Trust V, 5.75%, due 7/15/2033	Yes *	BB+	2,005	2,000	(5)

Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes *	BB+	1,045	1,125	80

PNC Financial Services, Fixed to Floating Rate, due 4/19/2013	Yes *	BBB	460	465	5

SunTrust Capital I, Floating Rate, due 5/15/2027	Yes *	BB+	736	815	79

USB Capital IX, Floating Rate, due 10/29/2049	Yes *	BBB+	90	93	3

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	21	21	-

			$36,161	$37,481	$1,320

*  TARP obligation was repaid prior to March 31, 2013.

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

At March 31, 2013, approximately $131.3 million representing approximately 19.7% of the Company’s held to maturity and available for sale securities is comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (25 issuers), corporate debt (39 issuers), other preferred securities (1 issuer) and equity and other securities (14 issuers).  These investments may pose a higher risk of future impairment charges as a result of a lack of significant improvement of the U.S. economy and/or a further deterioration in stock prices of the companies in the financial services industry.  The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary.  Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At March 31, 2013, the Company held 1 security position of single-issuer, trust preferred securities issued by a financial institution, in the available for sale portfolio, that was in an unrealized loss position for more than 12 months and is paying in accordance with its term and has no deferrals of interest or other deferrals.  In addition, management analyzes the performance of the issuer on a periodic basis, including a review of the issuer’s most recent bank regulatory reports and other public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security.  Based upon management’s first quarter review, the issuer has maintained performance levels adequate to support the contractual cash flows of the security.

At March 31, 2013, the Company held 8 security positions of corporate debt securities issued by financial institutions and other corporate issuers in the available for sale portfolio that were in an unrealized loss position for more than 12 months.  Each of these positions are paying in accordance with their terms and have no deferrals of interest or other deferrals.  In addition, management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities.  Based upon management’s first quarter review, management has concluded that the unrealized losses are deemed to be temporary.

At March 31, 2013, the Company held 3 issues of equity and other securities, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months.  Each of these issues is rated as “hold” or better by the analysts who cover them.  In addition, management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities.  Based upon management’s first quarter review, management has concluded that the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at March 31, 2013, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value

U.S. Treasury securities
Due within 1 year	$5,998	$5,999
Due after 5 years but within 10 years	390	391
Total U.S. Treasury securities	6,388	6,390

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	15,858	15,951
CMOs (Government National Mortgage Association)	2,427	2,428
Federal National Mortgage Association	1,850	1,962
Federal Home Loan Mortgage Corporation	19	18
Government National Mortgage Association	80	82
Total residential mortgage-backed securities	20,234	20,441

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	700	701
Due after 5 years but within 10 years	250	250
Federal Home Loan Bank
Due after 1 year but within 5 years	500	500
Federal Home Loan Mortgage Corporation
Due after 1 year but within 5 years	75	78
Federal Farm Credit Bank
Due after 10 years	200	201
Total obligations of U.S. government corporations and government sponsored enterprises	21,959	22,171

Obligations of state and political institutions - New York Bank Qualified
Due after 5 years but within 10 years	3,355	3,612
Due after 10 years	13,145	14,091
Total obligations of state and political institutions-New York Bank Qualified	16,500	17,703

Single-issuer, trust preferred securities
Due within 1 year	3,237	3,253
Due after 10 years	32,924	34,228
Total single-issuer, trust preferred securities	36,161	37,481

Other preferred securities
Due within 1 year	9,429	9,387
Total other preferred securities	9,429	9,387

Corporate debt securities
Due within 6 months	83,889	83,949
Due after 6 months but within 1 year	31,991	32,264
Due after 1 year but within 2 years	27,629	28,112
Due after 2 years but within 5 years	16,189	16,268
Due after 5 years but within 10 years	2,318	2,402
Due after 10 years	99	108
Total corporate debt securities	162,115	163,103

Equity and other securities	18,721	21,712
Total	$271,273	$277,947

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$1,734	$1,824
CMOs (Federal Home Loan Mortgage Corporation)	2,992	3,125
Federal National Mortgage Association	29,436	32,011
Federal Home Loan Mortgage Corporation	14,087	15,194
Government National Mortgage Association	3,219	3,779
Total residential mortgage-backed securities	51,468	55,933

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	10,000	10,007
Due after 10 years	115,977	115,908
Federal Home Loan Bank
Due after 10 years	75,689	75,642
Total obligations of U.S. government corporations and government sponsored enterprises	253,134	257,490
Obligations of state and political institutions - New York Bank Qualified
Due after 1 year but within 5 years	154	168
Due after 5 years but within 10 years	10,285	11,256
Due after 10 years	123,541	132,102
Total obligations of state and political institutions-New York Bank Qualified	133,980	143,526
Total	$387,114	$401,016

Information regarding sales/calls of available for sale securities is as follows:

	Three Months Ended March 31,
	2013	2012
Sales
Proceeds	$13,478	$48,374
Gross gains	172	742
Gross losses	26	1

Calls
Proceeds	11,644	15,758
Gross gains	80	156
Gross losses	7	22

Information regarding sales/calls of held to maturity securities is as follows:

	Three Months Ended March 31,
	2013	2012
Sales
Proceeds	$1,910	$-
Gross gains	-	-
Gross losses	87	-

Calls
Proceeds	45,000	70,000
Gross gains	-	4
Gross losses	-	-

The held to maturity securities sold during the three months ended March 31, 2013  were comprised of a single issue of bonds from a municipality that had experienced a deterioration in its credit standing due to a fall-off of property tax revenues and expenses incurred due to Hurricane Sandy. There were no transfers of held to maturity securities during the three-month periods ended March 31, 2013 or March 31, 2012.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Loans and Allowance For Loan Losses

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	March 31, 2013	December 31, 2012
Loans held for sale, net of valuation reserve ($-0- at March 31, 2013 and at December 31, 2012)
Real estate—residential mortgage	$75,857	$121,237
Loans held in portfolio, net of unearned discounts
Commercial and industrial	637,807	629,369
Loans to nondepository financial institutions	379,938	348,843
Factored receivables	148,726	151,830
Equipment financing receivables	183,990	177,084
Real estate—residential mortgage	156,243	151,609
Real estate—commercial mortgage	154,336	182,735
Real estate—construction and land development	13,345	13,277
Loans to individuals	22,950	11,851
Loans to depository institutions	-	-
Loans held in portfolio, gross	1,697,335	1,666,598
Less unearned discounts	16,946	16,845
Loans held in portfolio, net of unearned discounts	1,680,389	1,649,753
	$1,756,246	$1,770,990

At March 31, 2013, the bank had qualified loans, with a carrying value of approximately $436.9 million, available to secure borrowings from the FHLB and the FRB.  At March 31, 2013, $4.9 million of loans were being used as collateral for borrowing from the FHLB.  At December 31, 2012, no loans were pledged.

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

In both cases, credit approval is based upon a full underwriting process that involves the submission of financial and other information, including the applicant’s historical performance, cash flow projections and value of equipment. For customers who are not public entities, Sterling generally obtains the personal guarantees of the principals of the entities.

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

Concentrations of Credit
At March 31, 2013, there are no industry concentrations (exceeding 10% of loans, gross), other than loans to nondepository financial institutions, of loans held in portfolio.  Loans to nondepository financial institutions, which include the Company’s residential mortgage warehouse funding product and loans to finance companies, represent approximately 21.6% of all loans. Approximately 64.9% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 36.2% or $12.6 million and 25.3% or $8.3 million of the Company’s net interest income and noninterest income are related to real estate lending for the three months ended March  31, 2013 and 2012, respectively. Real estate prices in the U.S. market decreased significantly from pre-crisis levels. Further declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage-related revenues.

As of March 31, 2013 approximately 54.2% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans
Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at March 31, 2013 or 2012.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Nonaccrual loans at March 31, 2013 and December 31, 2012 totaled $5.2 million and $5.9 million, respectively.  The interest income that would have been earned on nonaccrual loans outstanding at March 31, 2013 and December 31, 2012, in accordance with their original terms, is estimated to be $137 thousand and $819 thousand, respectively, for the three months and the year then ended.  Applicable interest income actually realized was $9 thousand and $61 thousand, respectively, for the aforementioned periods and there were no commitments to lend additional funds on nonaccrual loans.

The following table sets forth the amount of nonaccrual loans of the Company as of the dates indicated:

	March 31, 2013	December 31, 2012
Commercial and industrial	$1,489	$2,495
Equipment financing receivables	36	339
Factored receivables	174	-
Real estate—residential mortgage	2,754	2,325
Real estate—commercial mortgage	745	745
Real estate—construction and land development	-	-
Loans to individuals	30	18
Total nonaccrual loans	$5,228	$5,922

The following table provides information regarding the past due status of loans held in portfolio:

March 31, 2013	30–59 Days Past Due	60–89 Days Past Due	90 Days & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$23,092	$4,786	$1,538	$29,416	$606,401	$635,817	$49
Loans to nondepository financial institutions	-	-	-	-	379,788	379,788	-
Factored receivables	1,457	206	290	1,953	146,647	148,600	116
Equipment financing receivables	470	216	36	722	168,588	169,310	-
Real estate—residential mortgage—portfolio	732	746	2,754	4,232	152,011	156,243	-
Real estate—commercial mortgage	-	-	745	745	153,591	154,336	-
Real estate—construction and land development	-	-	-	-	13,345	13,345	-
Loans to individuals	-	-	30	30	22,920	22,950	-
Loans to depository institutions	-	-	-	-	-	-	-
Total loans, net of unearned discount	$25,751	$5,954	$5,393	$37,098	$1,643,291	$1,680,389	$165

December 31, 2012
Commercial and industrial	$28,711	$7,541	$2,641	$38,893	$588,892	$627,785	$146
Loans to nondepository financial institutions	-	-	-	-	348,809	348,809	-
Factored receivables	3,122	1,339	99	4,560	147,033	151,593	99
Equipment financing receivables	159	284	339	782	161,312	162,094	-
Real estate—residential mortgage—portfolio	1,464	1,208	2,325	4,997	146,612	151,609	-
Real estate—commercial mortgage	-	-	745	745	181,990	182,735	-
Real estate—construction and land development	-	-	-	-	13,277	13,277	-
Loans to individuals	9	17	18	44	11,807	11,851	-
Loans to depository institutions	-	-	-	-	-	-	-
Total loans, net of unearned discount	$33,465	$10,389	$6,167	$50,021	$1,599,732	$1,649,753	$245

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

March 31, 2013	Recorded Investment in Impaired Loans	Unpaid Principal Balance With No Allowance	Unpaid Principal Balance With Allowance	Related Allowance	Average [1] Recorded Investment in Impaired Loans
Commercial and industrial	$990	$2,018	$972	$172	$1,698
Loans to nondepository financial institutions	-	-	-	-	-
Factored receivables	174	174	-	-	87
Equipment financing receivables	84	-	84	7	87
Real estate—residential mortgage	6,050	-	6,984	1,497	6,101
Real estate—commercial mortgage	745	-	745	350	745
Real estate—construction and land development	-	-	-	-	-
Loans to individuals	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Total	$8,043	$2,192	$8,785	$2,026	$8,718

December 31, 2012
Commercial and industrial	$2,406	$1,956	$1,558	$325	$1,690
Loans to nondepository financial institutions	-	-	-	-	-
Factored receivables	-	-	-	-	-
Equipment financing receivables	89	-	89	7	132
Real estate—residential mortgage	6,152	1,955	5,945	1,592	5,698
Real estate—commercial mortgage	745	-	745	350	2,038
Real estate—construction and land development	-	-	-	-	-
Loans to individuals	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Total	$9,392	$3,911	$8,337	$2,274	$9,558

[1] Year-to-date

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The recognition of interest income on accruing impaired loans is based upon an individual assessment of each loan; however, interest income is not accrued on a loan that is more than 90 days past due.  Interest income recognized on these loans during impairment was approximately $83 thousand (commercial and industrial $2 thousand, equipment financing receivables $1 thousand, factored receivables $2 thousand and real estate-residential mortgage $78 thousand) for the three months ended March 31, 2013 and $321 thousand (equipment financing receivables $5 thousand and real estate-residential mortgage $316 thousand) for the year ended December 31, 2012.

The Company has allocated $1.5 million and $1.6 million of specific reserves to customers with equipment financing receivables and residential real estate loans whose loan terms have been modified in troubled debt restructurings (“TDR”) as of March 31, 2013 and December 31, 2012.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2013, no residential real estate loans and no lease financing receivables were modified as troubled debt restructuring.

During the three months ended March 31, 2013, 16 residential real estate loans, classified as TDRs, with a recorded investment of $1.9 million had a payment default.  No lease financing receivables had a payment default.  A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

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

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2013 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2013 is presented in the recorded investment in nonaccrual loans table above.

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

•
Risk Rating 6/Special Mention (OCC Definition)—Other Assets Especially Mentioned are loans that are currently protected but are potentially weak. Special Mention ratings have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date. Such assets constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents weighted average risk grades and classified loans by type of loans as of March 31, 2013 and December 31, 2012. Classified loans include loans in Risk Grades 6, 7 and 8.

	March 31, 2013		December 31, 2012
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-4	3.18	$624,416	3.21	$614,620
Risk grade 5	5.00	3,952	5.00	3,823
Risk grade 6	-	-	6.00	-
Risk grade 7	7.00	7,449	7.00	9,342
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.24	$635,817	3.28	$627,785

Loans to nondepository financial institutions
Risk grades 1-4	3.12	$373,109	3.13	$342,020
Risk grade 5	5.00	5,933	5.00	5,933
Risk grade 6	6.00	746	6.00	856
Risk grade 7	-	-	-	-
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.16	$379,788	3.17	$348,809

Factored receivables
Risk grades 1-4	3.04	$148,121	3.08	$146,371
Risk grade 5	-	-	5.00	4,751
Risk grade 6	-	-	6.00	471
Risk grade 7	7.00	479	-	-
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.05	$148,600	3.13	$151,593

Equipment financing receivables
Risk grades 1-4	3.94	$169,274	3.93	$161,755
Risk grade 5	-	-	-	-
Risk grade 6	-	-	-	-
Risk grade 7	7.00	36	7.00	339
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.94	$169,310	3.94	$162,094

Real estate-commercial mortgage and construction and land development
Risk grades 1-4	3.06	$158,825	3.07	$186,582
Risk grade 5	-	-	-	-
Risk grade 6	6.00	8,111	6.00	8,685
Risk grade 7	7.00	745	7.00	745
Risk grade 8	-	-	-	-
Risk grade 9	-	-	-	-
Total	3.22	$167,681	3.21	$196,012

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment:

Three Months Ended March 31, 2013	Balance, Beginning of Period	Charge-Offs		Recoveries	Net Charge-Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$8,662	$1,322		$250	$1,072		$794	$8,384
Loans to nondepository financial institutions	1,726	-		-	-		39	1,765
Factored receivables	1,447	223		3	220		765	1,992
Equipment financing receivables	3,763	466		313	153		(356)	3,254
Real estate – residential mortgage	3,764	361	[1]	2	359	[1]	586	3,991
Real estate – commercial mortgage	2,504	-		-	-		(45)	2,459
Real estate – construction and land development	156	-		-	-		26	182
Loans to individuals	163	23		-	23		213	353
Loans to depository institutions	-	-		-	-		-	-
Unallocated	162	-		-	-		(22)	140
Total	$22,347	$2,395	[1]	$568	$1,827	[1]	$2,000	$22,520

Three Months Ended March 31, 2012	Balance, Beginning of Period	Charge-Offs		Recoveries	Net Charge-Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,647	$1,869		$34	$1,835		$1,703	$7,515
Loans to nondepository financial institutions	1,369	-		-	-		(104)	1,265
Factored receivables	1,450	117		6	111		159	1,498
Equipment financing receivables	3,515	1,102		338	764		697	3,448
Real estate – residential mortgage	3,490	131	[1]	1	130	[1]	386	3,746
Real estate – commercial mortgage	2,151	-		-	-		77	2,228
Real estate – construction and land development	165	-		-	-		(26)	139
Loans to individuals	104	87		3	84		105	125
Loans to depository institutions	-	-		-	-		-	-
Unallocated	138	-		-	-		3	141
Total	$20,029	$3,306	[1]	$382	$2,924	[1]	$3,000	$20,105

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
March 31, 2013	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$172	$8,212	$8,384	$990	$634,827	$635,817
Loans to nondepository financial institutions	-	1,765	1,765	-	379,788	379,788
Factored receivables	-	1,992	1,992	174	148,426	148,600
Equipment financing receivables	7	3,247	3,254	84	169,226	169,310
Real estate—residential mortgage	1,497	2,494	3,991	6,050	150,193	156,243
Real estate—commercial mortgage	350	2,109	2,459	745	153,591	154,336
Real estate—construction and land development	-	182	182	-	13,345	13,345
Loans to individuals	-	353	353	-	22,950	22,950
Loans to depository institutions	-	-	-	-	-	-
Unallocated	-	-	140	-	-	-
Total	$2,026	$20,354	$22,520	$8,043	$1,672,346	$1,680,389

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
December 31, 2012	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$325	$8,337	$8,662	$2,406	$625,379	$627,785
Loans to nondepository financial institutions	-	1,726	1,726	-	348,809	348,809
Factored receivables	-	1,447	1,447	-	151,593	151,593
Equipment financing receivables	7	3,756	3,763	89	162,005	162,094
Real estate—residential mortgage	1,592	2,172	3,764	6,152	145,457	151,609
Real estate—commercial mortgage	350	2,154	2,504	745	181,990	182,735
Real estate—construction and land development	-	156	156	-	13,277	13,277
Loans to individuals	-	163	163	-	11,851	11,851
Loans to depository institutions	-	-	-	-	-	-
Unallocated	-	-	162	-	-	-
Total	$2,274	$19,911	$22,347	$9,392	$1,640,361	$1,649,753

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Other Noninterest Income And Expenses

The following tables set forth the significant components of other noninterest income and other noninterest expenses:

	Three Months Ended March 31,
	2013	2012
OTHER NONINTEREST INCOME
Trade finance income	$430	$500
Other customer related fees	392	249
Income from life insurance policies	469	256
Loss on other real estate owned	(12)	(66)
Other income	95	4
Total other noninterest income	$1,374	$943

OTHER NONINTEREST EXPENSES
Advertising and marketing	$637	$643
Communications	364	470
Other expenses	2,513	2,319
Total other noninterest expenses	$3,514	$3,432

Note 5. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended March 31,
	2013	2012
Service cost	$620	$620
Interest cost	1,032	1,032
Expected return on plan assets	(994)	(994)
Amortization of prior service cost	10	10
Recognized actuarial loss	982	831
Net periodic benefit cost	$1,650	$1,499

The Company contributed $6.0 million to the defined benefit pension plan in January 2013 and expects to contribute an additional $2.0 million to the defined benefit pension plan in 2013.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 6. Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income are presented in the following table.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three Months Ended March 31, 2013
Securities available for sale:
Unrealized holding gains on securities available for sale arising during the period	$1,544	$(687)	$857
Reclassification adjustment for securities gains included in net income	(132)	59	(73)
Total securities available for sale	1,412	(628)	784

Retirement plans and post-retirement life insurance:
Reclassification adjustment for amortization of prior service cost	10	(5)	5
Reclassification adjustment for amortization of net actuarial losses	1,023	(455)	568
Total retirement plans and post-retirement life insurance	1,033	(460)	573

Total other comprehensive income	$2,445	$(1,088)	$1,357

Three Months Ended March 31, 2012
Securities available for sale:
Unrealized holding gains on securities available for sale arising during the period	$4,839	$(2,154)	$2,685
Reclassification adjustment for securities gains included in net income	(879)	391	(488)
Total securities available for sale	3,960	(1,763)	2,197

Retirement plans and post-retirement life insurance:
Reclassification adjustment for amortization of prior service cost	10	(5)	5
Reclassification adjustment for amortization of net actuarial losses	816	(363)	453
Total retirement plans and post-retirement life insurance	826	(368)	458

Total other comprehensive income	$4,786	$(2,131)	$2,655

The statement of income line items impacted by components of other comprehensive income are presented in the table below.

	Three Months Ended March 31,		Affected line item in Statements of Income
	2013	2012
Securities available for sale:
Realized gains on securities transactions	$132	$879	Securities gains, net
Income taxes	(59)	(391)	Provision for income taxes
Net of tax	73	488

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial losses	(1,023)	(816)	Salaries and employee benefits
Amortization of prior service cost	(10)	(10)	Salaries and employee benefits
Income taxes	460	368	Provision for income taxes
Net of tax	(573)	(458)

Total reclassifications, net of tax	$(500)	$30

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the accumulated other comprehensive loss, net of tax, was as follows:

	Securities Available for Sale	Retirement and Post- Retirement Life Insurance	Total

Balance January 1, 2013	$2,914	$(19,405)	$(16,491)
Other comprehensive income before reclassifications	857	-	857
Amounts reclassified from accumulated other comprehensive income	(73)	573	500
Net other comprehensive income during period	784	573	1,357

Balance March 31, 2013	$3,698	$(18,832)	$(15,134)

Balance January 1, 2012	$(957)	$(13,259)	$(14,216)
Other comprehensive income before reclassifications	2,685	-	2,685
Amounts reclassified from accumulated other comprehensive income	(488)	458	(30)
Net other comprehensive income during period	2,197	458	2,655

Balance March 31, 2012	$1,240	$(12,801)	$(11,561)

Note 7. Fair Value Measurements

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

March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities	$6,390	$-	$-	$6,390
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities	-	20,441	-	20,441
Agency notes	-	1,730	-	1,730
Total obligations of U.S. government corporations and government sponsored enterprises	-	22,171	-	22,171
Obligations of state and political institutions—New York Bank Qualified	-	17,703	-	17,703
Single-issuer, trust preferred securities	37,481	-	-	37,481
Other preferred securities	9,387	-	-	9,387
Corporate debt securities	-	163,103	-	163,103
Equity and other securities	21,712	-	-	21,712
Total marketable securities	$74,970	$202,977	$-	$277,947

December 31, 2012
Securities available for sale:
U.S. Treasury securities	$6,386	$-	$-	$6,386
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities	-	25,006	-	25,006
Agency notes	-	1,231	-	1,231
Total obligations of U.S. government corporations and government-sponsored enterprises	-	26,237	-	26,237
Obligations of state and political institutions—New York Bank Qualified	-	17,923	-	17,923
Single-issuer, trust preferred securities	38,885	-	-	38,885
Other preferred securities	11,953	-		11,953
Corporate debt securities	-	174,418	-	174,418
Equity and other securities	21,035	-	-	21,035
Total marketable securities	$78,259	$218,578	$-	$296,837

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

	March 31, 2013	December 31, 2012
Impaired loans
Commercial and industrial	$-	$-
Commercial real estate	395	395
Other real estate owned, net	1,917	1,452

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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $0.7 million, with a valuation allowance of $0.3 million at March 31, 2013.  There was no additional provision for loan losses for the three months ended March 31, 2013.  At December 31, 2012, impaired loans had a principal balance of $0.7 million, and a valuation allowance of $0.3 million.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $1.9 million, which is made up of the outstanding balance of $1.9 million, net of valuation allowance of $-0- million.  For the three months ended March 31, 2013, $71 thousand of other real estate owned was written down through a charge to noninterest expense.  At December 31, 2012, other real estate owned had net carrying amount of $1.5 million, made up of the outstanding balance of $1.5 million, net of valuation allowance of $-0- million.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

For those financial instruments that are not recorded at fair value in the Consolidated Balance Sheets, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value.

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things: estimated cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. With the exception of investment securities and certain long-term debt, the Company’s financial instruments are not readily marketable and market prices do not exist.  Since negotiated prices for the instruments that are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

In particular, fair value estimates are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Illiquid credit markets have resulted in inactive markets for certain of the Company's financial instruments. As a result, there is no or limited observable market data for these assets and liabilities. Fair value estimates for financial instruments for which no or limited observable market data is available are based on our judgments regarding current economic conditions, liquidity discounts, currency, credit, and interest rate risks, loss experience and other factors, all of which are Level 3 inputs as discussed above. These estimates involve significant judgments and uncertainties and cannot be substantiated by comparison to quoted prices in active markets and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect these fair value estimates.

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

The following is a summary of the carrying amounts and fair values of the Company’s financial assets and liabilities.  There were no transfers between Level 1 and Level 2 during 2013 or 2012.

	Fair Value Measurements at March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$35,993	$35,993	$-	$-	$35,993
Interest-bearing deposits with other banks	165,988	165,988	-	-	165,988
Investment securities	665,061	74,970	603,993	-	678,963
Loans, net	1,733,726	-	-	1,740,177	1,740,177
Accrued interest receivable	7,198	423	4,356	2,419	7,198
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,690,476	1,690,476	-	-	1,690,476
Time deposits	590,679	-	592,148	-	592,148
Securities sold under agreements to repurchase	33,817	33,817	-	-	33,817
Commercial paper and other short-term borrowings	20,995	20,995	-	-	20,995
Accrued interest payable	735	107	628	-	735
Advances-FHLB and long-term borrowings	126,668	100,000	900	27,115	128,015

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$38,944	$38,944	$-	$-	$38,944
Interest-bearing deposits with other banks	112,886	112,886	-	-	112,886
Investment securities	683,245	78,259	621,796	-	700,055
Loans, net	1,748,643	-	-	1,762,431	1,762,431
Accrued interest receivable	6,853	520	4,193	2,140	6,853
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,626,043	1,626,043	-	-	1,626,043
Time deposits	642,041	-	643,625	-	643,625
Securities sold under agreements to repurchase	32,950	32,950	-	-	32,950
Commercial paper and other short-term borrowings	15,345	15,345	-	-	15,345
Accrued interest payable	649	105	544	-	649
Advances-FHLB and long-term borrowings	127,039	100,000	1,275	27,211	128,486

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 8. New Accounting Standards

ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet”, to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a material impact on the Company’s financial statements.

ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350) —Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired.  If after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test.  If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.  Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08.  ASU 2012-02 is effective for the Company beginning January 1, 2013  and did not have a material impact on the Company’s financial statements.

ASU No. 2012-06, “Business Combinations (Topic 805) —Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition date as a Result of a Government-Assisted Acquisition of a Financial Institution (a Consensus of the FASB Emerging Issues Task Force).”  ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is the lesser of the term of the indemnification agreement and the remaining life or the indemnified assets).  ASU 2012-06 is effective for the Company beginning January 1, 2013 and did not have a material impact on the Company’s financial statements.

ASU No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a material impact on the Company’s financial statements.  See Note 6. Other Comprehensive Income.

Note 9. Subsequent Event

On April 3, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Provident New York Bancorp (“Provident”) under which the Company will merge into Provident.  Provident will be the surviving corporation but will change its name to Sterling Bancorp.  Subject to the terms and conditions of the Merger Agreement, the Company’s stockholders will have the right to receive 1.2625 shares of Provident common stock in exchange for each share of Sterling common stock.  In addition to the usual and customary terms and conditions, the Merger Agreement is subject to approval by the shareholders of Sterling and Provident and regulatory approvals including the approval of the Federal Reserve Board and Office of the Comptroller of the Currency.  Subject to such conditions, it is expected that the transaction will close during the fourth quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of the financial condition and results of operations of Sterling Bancorp (the “parent company”), a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, and its subsidiaries, principally Sterling National Bank.  Throughout this discussion and analysis, the term the “Company” refers to Sterling Bancorp and its consolidated subsidiaries and the term the “bank” refers to Sterling National Bank and its consolidated subsidiaries.  This discussion and analysis should be read in conjunction with the consolidated financial statements and selected financial data contained elsewhere in this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).  Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.  Throughout management’s discussion and analysis of financial condition and results of operations, dollar amounts in tables are presented in thousands, except per share data.

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

For the three months ended March 31, 2013, the bank’s average earning assets represented approximately 99.5% of the Company’s average earning assets.  Loans represented 67.5% and investment securities represented 28.6% of the bank’s average earning assets for the first three months of 2013.

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

While the domestic economy continued to show moderate improvement during the 2013 first quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country.  However, the Company believes there are opportunities to prudently expand its loan portfolio, particularly in the corporate and commercial real estate sectors, under current economic conditions.  If some of the positive economic trends observed during the first quarter of 2013 were not to continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term.  In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 64.9% of total loans at March 31, 2013, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending.  A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings.  Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity.  Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity.  The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on page 53.  Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on page 52.

Comparison of the Three Months Ended March 31, 2013 and 2012

The Company reported net income for the three months ended March 31, 2013 of $5.2 million, representing $0.17 per share calculated on a diluted basis, compared to $4.6 million, or $0.15 per share calculated on a diluted basis, for the first quarter of 2012. The increase in net income was primarily due to a $1.7 million increase in net interest income and a $1.0 million reduction in the provision for loan losses.  Those benefits were partially offset by a $1.8 million increase in noninterest expense and a $0.7 million increase in the provision for income taxes.

Net Interest Income
Net interest income, on a tax-equivalent basis, was $24.9 million for the first quarter of 2013 compared to $23.3 million for the corresponding 2012 period.  Net interest income benefitted from higher average loan balances and a lower cost of funding.    Those benefits were partially offset by the impact of lower yields on loans, lower average  investment securities balances and lower rates earned on investment securities.  The net interest margin, on a tax-equivalent basis, was 4.02% for the first quarter of 2013 compared to 4.07% for the corresponding 2012 period.  The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $27.5 million for the first quarter of 2013, up $1.4 million from the corresponding 2012 period as the benefit of higher average earning asset balances more than offset the impact of lower yields.  Total interest earning assets increased to $2.6 billion for the first quarter of 2013 compared to $2.3 billion in the prior year period.  The tax-equivalent yield on interest-earning assets was 4.44% for the first quarter of 2013 compared to 4.58% for the corresponding 2012 period.

Interest earned on the loan portfolio increased to $22.2 million for the first quarter of 2013 from $19.7 million in the prior year period.  Average loan balances amounted to $1,722.9 million for the first quarter of 2013, an increase of $280.9 million from an average of $1,442.0 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $3.3 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.37% for the first quarter of 2013 from 5.56% for the corresponding 2012 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $5.2 million for the first quarter of 2013 from $6.3 million in the corresponding 2012 period. Average outstandings decreased to $728.9 million (28.6% of average earning assets) for the first quarter of 2013 from $764.3 million (33.3% of average earning assets) in the first quarter of 2012.  The average yield on investment securities decreased to 2.84% for the first quarter of 2013 from 3.28% in the corresponding 2012 period.  The decrease in balances and decrease in yield reflect the Company’s decision to replace a portion of called longer term, lower yielding U.S. Government Agency securities with shorter term, corporate securities that yield money market rates of return.  Management’s Asset/Liability strategy continues to be designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods and to grow the loan portfolio by shifting assets out of the investment securities portfolio.

Total interest expense decreased by $0.2 million for the first quarter of 2013 from $2.8 million for the corresponding 2012 period, primarily due to the impact of lower rates paid for interest-bearing deposits and borrowings and lower borrowings balances, partially offset by the impact of higher interest-bearing deposits balances.

Interest expense on deposits decreased to $1.6 million for the first quarter of 2013 from $1.7 million for the corresponding 2012 period, due to decreases in the cost of those funds, partially offset by the impact of higher balances.  The average rate paid on interest-bearing deposits was 0.49%, which was 8 basis points lower than the prior year period.  The decrease in average cost of deposits reflects the impact of deposit pricing strategies and the Company’s purchase of certificates of deposit from the Certificate of Deposit Account Registry Service (“CDARS”) and various listing services which provided certificate of deposit balances at lower rates.  Average interest-bearing deposits were $1,354.4 million for the first quarter of 2013 compared to $1,210.2 million for the prior year period, reflecting the impact of the Company’s business development activities as well as funds received from CDARS and various listing services.

Interest expense on borrowings decreased to $1.0 million for the first quarter of 2013 from $1.1 million for the corresponding 2012 period, primarily due to lower balances of borrowed funds.  Average borrowings decreased to $176.1 million for the first quarter of 2013 from $210.1 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds.  The rate paid on these borrowed funds increased 8 basis points from 2.12% paid in the corresponding 2012 period reflecting changes in the mix of wholesale funds.

Provision for Loan Losses
Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 45), the provision for loan losses for the first quarter of 2013 was $2.0 million, $1.0 million lower than the prior year period.  Factors affecting the provision for the first quarter of 2013 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of March 31, 2013, the allowance for loan losses increased $0.2 million from $22.3 million at December 31, 2012, primarily due to loan growth partially offset by a decrease in the level of nonaccrual loans.

Noninterest Income
Noninterest income increased to $10.7 million for the first quarter of 2013 from $10.3 million in the corresponding 2012 period.  The increase principally resulted from a $2.1 million increase in mortgage banking income that was partly offset by lower accounts receivable management/factoring commissions and other fees and lower securities gains.  Mortgage banking income increased principally due to higher volume of loans sold, reflecting the August 2012 acquisition of Universal Mortgage and higher volume in the existing mortgage banking operations.  Accounts receivable management/factoring commissions and other fees were negatively impacted by the level and mix of sales volume and by lower trade finance volume.

Noninterest Expense
Noninterest expenses were $24.8 million for the first quarter of 2013, compared to $23.0 million for the prior year period largely due to higher compensation and occupancy and equipment expenses, reflecting the Company’s continued investment in the franchise.

Provision for Income Taxes
Reflecting an increase in pre-tax income of $1.3 million, the provision for income taxes for the first quarter of 2013 was $2.7 million, reflecting an effective tax rate of 33.99%, compared with $2.0 million for the first quarter of 2012, reflecting an effective tax rate of 30.79%.  The increase in the effective tax rate was primarily due to the higher level of pre-tax income in the 2013 period compared to the 2012 period.

BALANCE SHEET ANALYSIS

Securities
At March 31, 2013, the Company’s portfolio of securities totaled $665.1 million, of which obligations of U.S. government corporations and government sponsored enterprises amounted to $275.3 million, which is approximately 41.4% of the total.  The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it will receive full value for these securities.  These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.  The gross unrealized gains and losses on held to maturity securities were $14.1 million and $0.2 million, respectively.  Securities classified as available for sale may be sold in the future, prior to maturity.  These securities are carried at fair value.  Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity.  Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is interest-rate-related and therefore temporary.  Available for sale securities included gross unrealized gains of $7.2 million and gross unrealized losses of $0.5 million.  As of March 31, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table on page 9 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In connection with an asset-liability management strategy described under Net Interest Income on page 41, during the first quarter 2013 the Company sold approximately $15.3 million of securities with a weighted average life of about 1.2 years and had calls of $56.6 million of securities with a weighted average life of about 1.0 years.  A significant portion of the proceeds was used to fund loan growth.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

March 31, 2013	Weighted Average Life (years)		Weighted Average Yield
	AFS	HTM	AFS		HTM
Residential mortgage-backed securities	2.5	2.8	0.74%		4.45%
Agency notes (with original call dates ranging between 3 and 36 months)	2.0	10.6	0.95%		1.14%
Corporate debt securities	1.0	-	2.14%		-%
Obligations of state and political subdivisions – New York Bank Qualified	4.9	5.6	5.93	% [1]	5.98	% [1]

[1] tax equivalent

The following table sets forth the composition of the Company's investment securities by type, with related carrying values:

	March 31, 2013		December 31, 2012
	Balances	% of Total	Balances	% of Total

U.S. Treasury securities	$6,390	0.96%	$6,386	0.93%

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	1,734	0.26	2,051	0.30
CMOs (Federal Home Loan Mortgage Corporation)	18,943	2.85	23,157	3.39
CMOs (Government National Mortgage Association)	2,428	0.36	3,291	0.48
Federal National Mortgage Association	31,398	4.72	34,709	5.08
Federal Home Loan Mortgage Corporation	14,105	2.12	15,787	2.31
Government National Mortgage Association	3,301	0.50	3,471	0.51
Total residential mortgage-backed securities	71,909	10.81	82,466	12.07

Agency notes
Federal National Mortgage Association	126,928	19.09	96,628	14.14
Federal Home Loan Bank	76,189	11.46	82,490	12.07
Federal Home Loan Mortgage Corporation	78	0.01	15,079	2.21
Federal Farm Credit Bank	201	0.03	-	-
Total obligations of U.S. government corporations and government sponsored enterprises	275,305	41.40	276,663	40.49

Obligations of state and political institutions-New York Bank Qualified	151,683	22.81	153,905	22.53
Single-issuer, trust preferred securities	37,481	5.64	38,885	5.69
Other preferred securities	9,387	1.41	11,953	1.75
Corporate debt securities	163,103	24.52	174,418	25.53
Equity and other securities	21,712	3.26	21,035	3.08
Total	$665,061	100.00%	$683,245	100.00%

Loan Portfolio
A management objective is to maintain the quality of the loan portfolio.  The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower.  The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.  Approximately 64.9% of loans are to borrowers located in the New York metropolitan area.

Total commercial lending, which includes commercial and industrial loans, loans to nondepository financial institutions, factored receivables, equipment finance receivables, commercial mortgage and construction and land development loans, represents approximately 85.5% of all loans.  The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 44.7% of all loans.  Primarily as the result of the Company’s new mortgage warehouse lending product, loans to nondepository financial institutions, primarily located in the New York metropolitan area, represent 21.6% of all loans.  Loans in these categories are typically made to small- and medium-sized businesses, primarily located in the New York metropolitan area, and range between $250 thousand and $20 million.  The Company’s leasing portfolio, which consists of finance leases to lessees primarily located in the New York metropolitan area for various types of business equipment, represents approximately 9.6% of all loans.  The Company’s commercial real estate mortgage loans and the residential real estate loans, which represent approximately 8.8% and 8.9% of all loans, respectively, are comprised of mortgages secured by real property located principally in the New York metropolitan area.  Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral.  Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property.  The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	March 31, 2013		December 31, 2012
	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$635,817	36.20%	$627,785	35.45%
Factored receivables	148,600	8.46	151,593	8.56
Loans to nondepository financial institutions	379,788	21.62	348,809	19.69
Equipment financing receivables	169,310	9.64	162,094	9.15
Real estate—commercial mortgage	154,336	8.79	182,735	10.32
Real estate—construction and land development	13,345	0.76	13,277	0.75
Loans to depository institutions	-	-	-	-
Total commercial lending	1,501,196	85.47	1,486,293	83.92
Real estate—residential mortgage
Portfolio	156,243	8.90	151,609	8.56
HFS	75,857	4.32	121,237	6.85
Loans to individuals	22,950	1.31	11,851	0.67
Loans, net of unearned discounts	$1,756,246	100.00%	$1,770,990	100.00%

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

While the domestic economy continued to show moderate improvement during the 2013 first quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country.  Nonaccrual loans decreased by $0.7 million at March 31, 2013 compared to December 31, 2012, primarily reflecting decreases of $1.0 million in commercial and industrial nonaccrual loans and $0.3 million in equipment financing receivables, which was partly offset by increases of $0.4 million in residential real estate nonaccrual loans and $0.2 million in nonaccrual factored receivables.  Net charge-offs of the first three months of 2013 were $1.6 million, compared to $2.9 million for the corresponding 2012 period, reflecting lower net charge-offs of $0.8 million in commercial and industrial loans and $0.6 million in equipment financing receivables, partially offset by higher net charge-offs of $0.1 million in factored receivables.  Nevertheless, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned).  Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	March 31, 2013	December 31, 2012
Gross loans	$1,773,192	$1,787,835
Nonaccrual loans
Commercial and industrial	$1,489	$2,495
Factored receivables	174	-
Equipment financing receivables	36	339
Real estate-residential mortgage	2,754	2,325
Real estate-commercial mortgage	745	745
Real estate-construction and land development	-	-
Loans to individuals	30	18
Total nonaccrual loans	$5,228	$5,922

Other real estate owned	1,917	1,452
Total non-performing assets	$7,145	$7,374

Loans past due 90 days or more and still accruing	$165	$245

At March 31, 2013, commercial and industrial nonaccruals represented 0.23% of commercial and industrial loans.  There were four loans made to borrowers located in the states of New York, New Jersey, Florida and Minnesota.

At March 31, 2013, equipment financing nonaccruals represented 0.02% of lease financing receivables.  The lessees of the equipment are located in two states.  There were two leases for approximately $0.1 thousand and $36.2 thousand.  The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment.  While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance.  Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors.  The balance is charged-off when it is determined that collection efforts are no longer productive.  Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At March 31, 2013, residential real estate nonaccruals represented 1.76% of residential real estate loans held in portfolio.  There were 18 loans ranging between approximately $10.0 thousand and $658.0 thousand secured by properties located in eight states.

At March 31, 2013, commercial real estate nonaccruals represented 0.48% of commercial mortgage real estate loans.  There was one loan for $745.3 thousand secured by property located in New York State.

At March 31, 2013, other real estate owned consisted of seven properties with values of approximately $6.0 thousand to $576.6 thousand located in three states.

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

At March 31, 2013, the ratio of the allowance to loans held in portfolio, net unearned discounts, was 1.34% and the allowance was $22.5 million.  Loans 90 days past due and still accruing amounted to $165 thousand.  At such date, the Company’s nonaccrual loans amounted to $5.2 million; $2.7 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totalling $0.6 million, which is included within the overall allowance for loan losses.  Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of March 31, 2013.  Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision taken in the first three months of 2013.  We did not have any potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, at March 31, 2013 or 2012, respectively.

The following table sets forth certain information with respect to the Company's loan loss experience:

	Three Months Ended March 31,
	2013	2012

Average loans held in portfolio, net of unearned discounts, during period	$1,616,084	$1,405,266

Allowance for loan losses:
Balance at beginning of period	$22,347	$20,029

Charge-offs:
Commercial and industrial	1,322	1,869
Lease financing receivables	466	1,102
Factored receivables	223	117
Real estate - residential mortgage	110	90
Loans to individuals	23	87
Total charge-offs	2,144	3,265

Recoveries:
Commercial and industrial	250	34
Lease financing receivables	313	338
Factored receivables	3	6
Real estate - residential mortgage	2	1
Loans to individuals	-	3
Total recoveries	568	382

Subtract:
Net charge-offs	1,576	2,883

Provision for loan losses	2,000	3,000

Less losses on transfers to other real estate owned	251	41

Balance at end of period	$22,520	$20,105

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.39%	0.82%

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

	March 31, 2013		December 31, 2012
		% of		% of
		loans		loans
		in each		in each
		category		category
		to total		to total
		loans		loans
		held in		held in
	Amount	portfolio	Amount	portfolio

Domestic

Commercial and industrial	$8,384	37.84%	$8,662	38.05%
Loans to depository institutions	-	-	-	-
Loans to nondepository financial institutions	1,765	22.60	1,726	21.14
Factored receivables	1,992	8.84	1,447	9.19
Equipment financing receivables	3,254	10.08	3,763	9.83
Real estate - residential mortgage	3,991	9.30	3,764	9.19
Real estate - commercial mortgage	2,459	9.18	2,504	11.08
Real estate - construction and land development	182	0.79	156	0.80
Loans to individuals	353	1.37	163	0.72
Unallocated	140	-	162	-
Total	$22,520	100.00%	$22,347	100.00%

As of March 31, 2013, the allowance for loan losses increased $0.2 million from $22.3 million at December 31, 2012, primarily due to an increase in the allowance allocated to factored receivables ($0.5 million), real estate - residential mortgage ($0.2 million) and loans to individuals ($0.2 million), partly offset by decreases in the allowance allocated to commercial and industrial ($0.3 million) and equipment financing receivables ($0.5 million). The allowance allocated to factored receivables and real estate - residential mortgage increased primarily due to higher nonaccrual loan balances and higher net loan charge-offs. The allowance allocated to loans to individuals increased due to higher nonaccrual loan balances and higher loan balances in this category.  The allowance allocated to commercial and industrial and equipment financing receivables decreased due to lower nonaccrual loan balances and lower net loan charge-offs.

Deposits
A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally, certificates of deposit).

The following table provides certain information with respect to the Company’s deposits; there were no foreign deposits at either date:

	March 31, 2013		December 31, 2012
	Balances	% of Total	Balances	% of Total

Demand	$897,112	39.32%	$924,351	40.75%
NOW	209,351	9.18	199,934	8.82
Savings	26,366	1.16	24,886	1.10
Money Market	557,647	24.45	476,872	21.02
Time deposits	590,679	25.89	642,041	28.31
Total deposits	$2,281,155	100.00%	$2,268,084	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies.  Historically, however, average balances for deposits have been relatively stable.  Information regarding these average balances is presented beginning on page 52.

CAPITAL

The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  Information regarding the Company’s and the bank’s risk-based capital is presented on page 54.  In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve Board applies comparable tests for holding companies such as the Company.  At March 31, 2013, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The bank regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status.  This has resulted from, among other things, past and current economic conditions, the global financial crisis and the likelihood, as described in the 2012 Form 10-K, of increased formal capital requirements for banking organizations.  In light of the foregoing, the Company and the bank expect that they will maintain capital ratios substantially in excess of the “well capitalized” ratios.

For a discussion of the Company’s liquidity risks and management’s assessment thereof and certain information regarding the Company’s contractual obligations, and commitments, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 8 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company, adequacy of funding sources, actuarial expected benefit payments, valuation of foreclosed assets, our ability to hold to maturity securities designated as held to maturity, regulatory requirements, economic environment, the satisfaction of closing conditions to our merger, and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934-as amended (the “Exchange Act”).  These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control.  Any forward-looking statements the Company may make speak only as of the date on which such statements are made.  Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements and the Company makes no commitment to update or revise forward-looking statements in order to reflect new information, subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines the risks and uncertainties described in “Risk Factors” in the 2012 Form 10-K and in Part II, Item 1A of this quarterly report on Form 10-Q; other risks and uncertainties detailed from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing.  The foregoing list of important factors is not exclusive, and the Company will not update any forward-looking statement, whether written or oral, that may be made from time to time.

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets  [1]
Three Months Ended March 31,
(Unaudited)

	2013			2012
ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-bearing deposits with other banks	$90,981	$57	0.26%	$77,072	$46	0.24%
Investment Securities
Available for sale - taxable	323,535	1,666	2.06	325,871	2,170	2.66
Held to maturity - taxable	253,491	1,131	1.78	280,377	1,633	2.33
Tax-exempt [2]	151,881	2,375	6.25	158,018	2,468	6.25
Total investment securities	728,907	5,172	2.84	764,266	6,271	3.28
FRB and FHLB stock [2]	7,461	61	3.27	8,476	81	3.82
Loans, net of unearned discounts [3]	1,722,949	22,242	5.37	1,441,967	19,686	5.56
TOTAL INTEREST-EARNING ASSETS	2,550,298	27,532	4.44%	2,291,781	26,084	4.58%
Cash and due from banks	42,768			37,628
Allowance for loan losses	(24,078)			(21,584)
Goodwill	22,901			22,901
Other assets	141,523			129,380
TOTAL ASSETS	$2,733,412			$2,460,106

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Domestic
Savings	$25,703	1	0.02%	$18,966	1	0.02%
NOW	221,573	49	0.09	221,710	79	0.14
Money market	512,284	676	0.53	380,851	564	0.60
Time	594,883	910	0.62	588,641	1,063	0.73
Total interest-bearing deposits	1,354,443	1,636	0.49	1,210,168	1,707	0.57

Borrowings
Securities sold under agreements to repurchase - customers	32,448	29	0.36	39,772	36	0.36
Securities sold under agreements to repurchase - dealers	-	-	-	5,001	16	1.30
Federal funds purchased	400	-	0.22	2,473	1	0.14
Commercial paper and other short-term borrowings	16,457	13	0.32	14,580	11	0.29
Advances - FHLB	101,019	392	1.57	122,492	519	1.70
Long-term borrowings - sub debt	25,774	523	8.38	25,774	523	8.38
Total borrowings	176,098	957	2.20	210,092	1,106	2.12
TOTAL INTEREST-BEARING LIABILITIES	1,530,541	2,593	0.69%	1,420,260	2,813	0.80%
Noninterest-bearing deposits	897,416			759,002
Total including noninterest-bearing demand deposits	2,427,957	2,593	0.44%	2,179,262	2,813	0.54%
Other liabilities	76,209			59,160
Total liabilities	2,504,166			2,238,422
Shareholders' equity	229,246			221,684
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,733,412			$2,460,106

Net interest income/spread		24,939	3.75%		23,271	3.78%

Net yield on interest-earning assets (margin)			4.02%			4.07%

Less: Tax equivalent adjustment		831			864

Net interest income		$24,108			$22,407

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis  [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended March 31, 2013 to March 31, 2012
	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$7	$4	$11

Investment Securities
Available for sale - taxable	(38)	(466)	(504)
Held to maturity - taxable	(156)	(346)	(502)
Tax-exempt [2]	(93)	-	(93)
Total investment securities	(287)	(812)	(1,099)
FRB and FHLB stock	(10)	(10)	(20)
Loans, net of unearned discounts [3]	3,290	(734)	2,556
TOTAL INTEREST INCOME	$3,000	$(1,552)	$1,448

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$-	$-	$-
NOW	(1)	(29)	(30)
Money market	180	(68)	112
Time	-	(153)	(153)
Total interest-bearing deposits	179	(250)	(71)

Borrowings
Securities sold under agreements to repurchase - customers	(7)	-	(7)
Securities sold under agreements to repurchase - dealers	(16)	-	(16)
Federal funds purchased	(1)	-	(1)
Commercial paper and other short-term borrowings	1	1	2
Advances - FHLB	(90)	(37)	(127)
Long-term borrowings - sub debt	-	-	-
Total borrowings	(113)	(36)	(149)
TOTAL INTEREST EXPENSE	$66	$(286)	$(220)
NET INTEREST INCOME	$2,934	$(1,266)	$1,668

[1]	This table is presented on a tax-equivalent basis.

[2]
Changes in interest income and interest expense due to a combination of both volume and rate have been allocated to the change due to volume and the change due to rate in proportion to the relationship of change due solely to each. The effect of the extra day in 2012 has been allocated entirely to the volume variance. The change in interest expense for securities sold under agreements to repurchase-dealers has been allocated entirely to the volume variance.

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized
As of March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
The Company	$272,244	12.81%	$169,987	8.00%	$212,483	10.00%
The bank	267,609	12.69	168,754	8.00	210,943	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	248,154	11.68	84,993	4.00	127,490	6.00
The bank	243,519	11.54	84,377	4.00	126,566	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	248,154	9.16	108,390	4.00	135,488	5.00
The bank	243,519	9.04	107,796	4.00	134,745	5.00

As of December 31, 2012
Total Capital (to Risk-Weighted Assets):
The Company	$268,866	12.58%	$171,026	8.00%	$213,782	10.00%
The bank	261,760	12.37	169,309	8.00	211,637	10.00

Tier 1 Capital (to Risk-Weighted Assets):
The Company	245,533	11.49	85,513	4.00	128,269	6.00
The bank	238,428	11.27	84,655	4.00	126,982	6.00

Tier 1 Leverage Capital (to Average Assets):
The Company	245,533	9.14	107,400	4.00	134,251	5.00
The bank	238,428	8.93	106,823	4.00	133,529	5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality.  The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities.  The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations.  For the three months ended March 31, 2013, the Company did not hold any instrument entered into for trading purposes.

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

A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands.  The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period.  A positive gap (asset sensitive) where interest rate-sensitive assets exceed interest rate-sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment.  A negative gap (liability sensitive) will generally have the opposite result on the net interest margin.  However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income.  The Company utilizes gap analysis to complement its income simulation modeling, primarily focusing on the longer-term structure of the balance sheet.

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year.  The Company’s gap analysis at March 31, 2013, presented on page 58, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of March 31, 2013, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities.  This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable.  Utilizing this process, management projects the impact of changes in interest rates on net interest margin.  The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios.  Management generally has maintained a risk position well within the policy limits. As of December 31, 2012, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.7% ($3.2 million) and a 5.6% ($6.7 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.1% ($1.4 million) decline from an unchanged rate environment.  The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2012 was considered to be remote given then-current interest rate levels.  As of March 31, 2013, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.2% ($2.5 million) and a 5.2% ($5.9 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.9% ($1.1 million) decline from an unchanged rate environment.  The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2013 was considered to be remote given then-current interest rate levels.

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

At March 31, 2013, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $22.0 million.  The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $34.1 million.  The parent company also has back-up lines of credit with banks of $14.0 million.  Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of March 31, 2013:

	Payments Due by Period
Contractual obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$126,668	$785	$100,109	$-	$25,774
Operating Leases	41,164	4,841	9,835	7,830	18,658
Total Contractual Cash Obligations	$167,832	$5,626	$109,944	$7,830	$44,432

(1) Based on contractual maturity dates.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of March 31, 2013:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$130,950	$130,950	$-	$-	$-
Commercial Loans	20,277	9,455	10,822	-	-
Total Loans	151,227	140,405	10,822	-	-
Standby Letters of Credit	31,011	28,349	2,662	-	-
Other Commercial Commitments	34,842	34,287	-	-	555

Total Commercial Commitments	$217,080	$203,041	$13,484	$-	$555

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

Also posted on our web site, and available in print upon request of any shareholder  to our Investor Relations Department, are the charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Corporate Governance Guidelines, our Method for Interested Persons to Communicate with Non-Management Directors, and a Code of Business Conduct and Ethics governing our directors, officers and employees.  Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, or our executive officers or directors.  In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

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

	Repricing Date
		More than	More than	More than
	3 Months	3 Months	1 Year to	5 Years to	Over	Nonrate
	or Less	to 1 Year	5 Years	10 Years	10 Years	Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$165,988	$-	$-	$-	$-	$-	$165,988
Investment securities	156,085	212,713	56,066	58,262	181,935	-	665,061
Commercial and industrial loans	465,049	49,061	99,432	24,265	-	(1,990)	635,817
Lease financing receivables	569	8,882	173,482	1,057	-	(14,680)	169,310
Factored receivables	148,726	-	-	-	-	(126)	148,600
Real estate-residential mortgage	96,902	26,154	65,908	11,601	31,535	-	232,100
Real estate-commercial mortgage	2,648	24,116	98,918	27,096	1,558	-	154,336
Real estate-construction and land development	4,050	741	8,554	-	-	-	13,345
Loans to individuals	17,762	3,148	1,720	320	-	-	22,950
Loans to nondepository financial institutions	341,552	1,545	36,773	-	68	(150)	379,788
Noninterest-earning assets & allowance for loan losses	-	-	-	-	-	185,190	185,190
Total Assets	1,399,331	326,360	540,853	122,601	215,096	168,244	2,772,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings [1]	-	-	26,366	-	-	-	26,366
NOW [1]	-	-	209,351	-	-	-	209,351
Money market [1]	391,034	-	166,613	-	-	-	557,647
Time	260,908	244,363	85,344	64	-	-	590,679
Securities sold under agreement to repurchase - customers	33,817	-	-	-	-	-	33,817
Commercial paper	20,945	50	-	-	-	-	20,995
Advances - FHLB	100,302	483	109	-	-	-	100,894
Long-term borrowings - subordinated debentures	-	-	-	-	25,774	-	25,774
Noninterest-bearing liabilities & shareholders' equity	-	-	-	-	-	1,206,962	1,206,962

Total Liabilities and Shareholders' Equity	807,006	244,896	487,783	64	25,774	1,206,962	2,772,485

Net Interest Rate
Sensitivity Gap	$592,325	$81,464	$53,070	$122,537	$189,322	$(1,038,718)	$-

Cumulative Gap
March 31, 2013	$592,325	$673,789	$726,859	$849,396	$1,038,718	$-	$-

Cumulative Gap
March 31, 2012 [2]	$499,293	$512,509	$495,091	$671,208	$930,755	$-	$-

Cumulative Gap
December 31, 2012 [2]	$599,898	$651,856	$767,933	$966,261	$1,064,899	$-	$-

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 9, 2013, the first of seven actions, captioned Altman v. Sterling Bancorp, et al., Index No. 651263/2013 (Sup. Ct., N.Y. Cnty.), was filed on behalf of a putative class of Sterling stockholders against the Company, its current directors, and Provident New York Bancorp ("Provident").  All seven putative class actions were filed in the Supreme Court of the State of New York, New York County.  The complaints are substantially identical and each alleges that the Sterling director defendants breached their fiduciary duties, including duties of loyalty and good faith, by approving the merger with Provident, and that Provident aided and abetted in such breaches of duty.  The complaints seek, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is consummated.  Sterling believes that the claims are without merit.

ITEM 1A.  RISK FACTORS

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2012 Form 10-K. There has been no material change in risk factors since December 31, 2012, except as noted below.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

Our merger agreement with Provident (the "Merger Agreement") is subject to a number of conditions which must be fulfilled in order to complete the merger of the Company with and into Provident (the “Merger”). Those conditions include: approval of the Merger Agreement by the Company’s and Provident’s stockholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the Merger, effectiveness of the registration statement containing the joint proxy statement relating to the meetings of the Company’s and Provident’s stockholders to be held in connection with the Merger Agreement and the transactions contemplated thereby, approval of the shares of Provident common stock to be issued to the Company’s stockholders for listing on the NYSE, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed. In addition, if the Merger is not completed by April 3, 2014, either Provident or the Company may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, Provident may elect to terminate the Merger Agreement in certain other circumstances.

Termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of the Company’s common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to offer an equivalent or more attractive consideration than the consideration Provident has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $13.25 million to Provident.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, the Company’s business could be negatively impacted. In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of Provident. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Various lawsuits have been filed against the Company, the Company’s Board of Directors and Provident challenging the Merger, and an adverse judgment in any such lawsuit may prevent the Merger from being completed or from being completed within the expected timeframe.

The Company, the Company’s board of directors and Provident are named as defendants in seven lawsuits brought by various Company shareholders, in the Supreme Court of the State of New York, County of New York. As discussed further above under “Legal Proceedings,” the lawsuits challenge the proposed Merger and seek, among other things, to enjoin the completion of the Merger on the agreed-upon terms and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty.

One of the conditions to the closing of the Merger is that no judgment, decree, injunction or other order (whether temporary, preliminary or permanent) issued by a governmental authority of competent jurisdiction that prohibits the completion of the Merger shall be in effect. As such, if a settlement or other resolution is not reached in these lawsuits and the plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under its share repurchase program, the Company buys back common shares from time to time.  The Company did not repurchase any of its common shares during the first quarter of 2013.  At March 31, 2013, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

2.1
Agreement and Plan of Merger, dated April 3, 2013 by and between Sterling Bancorp and Provident New York Bancorp (Filed as Exhibit 2.1 to the Company’s Form 8-K/A, dated April 3, 2013 and filed on April 9, 2013 and incorporated by reference herein).

3.1	By-Laws as amended through March 13, 2013 (Filed as Exhibit 3.2 to the Company’s Form 8-K dated March 13, 2013 and filed on March 19, 2013 and incorporated herein by reference).

10.1	Amendments to Employment Agreements dated March 12, 2013
(a) For Louis J. Cappelli
(b) For John C. Millman

11.	Statement Re: Computation of Per Share Earnings.

31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Label Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCORP
(Registrant)

Date:	May 3, 2013	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman and Chief Executive Officer

Date:	May 3, 2013	/s/ John W. Tietjen
John W. Tietjen
Executive Vice President and
Chief Financial Officer