Form 10-Q
period 2013-06-30
STERLING BANCORP
filed 2013-08-02
CIK 93451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-5273-1

Sterling Bancorp

(Exact name of registrant as specified in its charter)

New York	12-2565216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

650 Fifth Avenue, New York, N.Y.	10019-6108
(Address of principal executive offices)	(Zip Code)

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

☐Yes ☒ No

As of July 31, 2013 there were 30,954,105 shares of common stock,

$1.00 par value, outstanding.

STERLING BANCORP

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements
	Consolidated Financial Statements (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview	41
	Income Statement Analysis	42
	Balance Sheet Analysis	46
	Capital and Liquidity	53
	Recently Issued Accounting Pronouncements	56
	Cautionary Statement Regarding Forward-Looking Statements	56
	Average Balance Sheets	57
	Rate/Volume Analysis	59
	Regulatory Capital and Ratios	61

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Asset/Liability Management	62
	Information Available on Our Web Site	64
	Interest Rate Sensitivity	65

Item 4.	Controls and Procedures	66

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 6.	Exhibits	68

SIGNATURES		69

EXHIBITS INDEX

Exhibit 11	Statement Re: Computation of Per Share Earnings
Exhibit 31.1	Certification of the CEO pursuant to Exchange Act Rule 13a-14(a)
Exhibit 31.2	Certification of the CFO pursuant to Exchange Act Rule 13a-14(a)
Exhibit 32.1*	Certification of the CEO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.2*	Certification of the CFO required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$43,981	$38,944
Interest-bearing deposits with other banks	81,115	112,886
Securities available for sale (at estimated fair value; pledged: $164,695 in 2013 and $174,240 in 2012)	291,561	296,837
Securities held to maturity (pledged: $151,220 in 2013 and $136,109 in 2012) (estimated fair value: $385,499 in 2013 and $403,218 in 2012)	383,594	386,408
Total investment securities	675,155	683,245
Loans held for sale, net	49,188	121,237
Loans held in portfolio, net of unearned discounts	1,742,065	1,649,753
Less allowance for loan losses	22,594	22,347
Loans, net	1,719,471	1,627,406
Federal Reserve and Federal Home Loan Bank stock, at cost	7,690	7,472
Goodwill	22,901	22,901
Premises and equipment, net	22,053	22,578
Other real estate	1,481	1,452
Accrued interest receivable	6,468	6,853
Cash surrender value of life insurance policies	54,935	54,553
Other assets	47,860	51,315
Total assets	$2,732,298	$2,750,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$940,881	$924,351
Savings, NOW and money market deposits	802,452	701,692
Time deposits	498,048	642,041
Total deposits	2,241,381	2,268,084
Securities sold under agreements to repurchase - customers	40,616	32,950
Commercial paper	8,445	15,345
Advances - FHLB	100,592	101,265
Long-term borrowings - subordinated debentures	25,774	25,774
Total borrowings	175,427	175,334
Accrued interest payable	687	649
Accrued expenses and other liabilities	81,323	78,685
Total liabilities	2,498,818	2,522,752
Shareholders' equity
Common stock, $1 par value. Authorized 100,000,000 shares; issued 35,263,768 shares	35,264	35,264
Capital surplus	271,737	271,565
Retained earnings	28,606	24,407
Accumulated other comprehensive loss	(15,454)	(16,491)
Common shares in treasury at cost, 4,309,663 and 4,307,972 shares, respectively	(86,673)	(86,655)
Total shareholders' equity	233,480	228,090
Total liabilities and shareholders' equity	$2,732,298	$2,750,842

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans	$22,600	$20,044	44,842	$39,730
Investment securities
Available for sale - taxable	1,577	2,465	3,243	4,636
Held to maturity - taxable	1,053	1,441	2,184	3,074
Tax exempt	1,529	1,581	3,073	3,184
FRB and FHLB stock	116	134	177	215
Deposits with other banks	43	18	100	64
Total interest income	26,918	25,683	53,619	50,903
INTEREST EXPENSE
Deposits
Savings, NOW and money market	734	658	1,460	1,302
Time	800	1,012	1,710	2,075
Commercial paper and other short-term borrowings	47	69	89	133
Advances - FHLB	390	518	782	1,037
Long-term borrowings - subordinated debentures	524	524	1,047	1,047
Total interest expense	2,495	2,781	5,088	5,594
Net interest income	24,423	22,902	48,531	45,309
Provision for loan losses	1,500	2,750	3,500	5,750
Net interest income after provision for loan losses	22,923	20,152	45,031	39,559
NONINTEREST INCOME
Accounts receivable management/factoring commissions and other related fees	4,005	5,065	7,480	9,933
Mortgage banking income	3,357	2,393	7,756	4,729
Service charges on deposit accounts	1,202	1,407	2,497	2,667
Securities gains, net	213	329	345	1,208
Other income	1,059	1,281	2,433	2,224
Total noninterest income	9,836	10,475	20,511	20,761
NONINTEREST EXPENSE
Salaries and employee benefits	15,503	14,895	31,617	29,806
Occupancy and equipment expenses, net	3,392	3,402	6,831	6,616
Deposit insurance	567	540	1,153	1,124
Professional fees	2,874	1,508	4,060	2,411
Other expenses	3,470	3,281	6,984	6,713
Total noninterest expenses	25,806	23,626	50,645	46,670
Income before income taxes	6,953	7,001	14,897	13,650
Provision for income taxes	2,429	2,128	5,129	4,175
Net income	$4,524	$4,873	9,768	$9,475

Average number of common shares outstanding
Basic	30,902,957	30,818,709	30,882,237	30,805,484
Diluted	30,902,957	30,818,709	30,882,237	30,805,484

Net income per average common share
Basic	$0.15	$0.16	$0.32	$0.31
Diluted	0.15	0.16	0.32	0.31

Dividends per common share	0.09	0.09	0.18	0.18

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$4,524	$4,873	$9,768	$9,475

Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities available for sale arising during the year	(1,079)	(338)	(222)	2,347

Reclassification adjustment for securities' gains included in net income	(118)	(183)	(191)	(671)

Reclassification adjustment for amortization of:
Prior service cost	-	7	5	12
Net actuarial losses	877	564	1,445	1,017
Other comprehensive (loss) income	(320)	50	1,037	2,705
Comprehensive income	$4,204	$4,923	$10,805	$12,180

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2013	2012

Common Stock
Balance at January 1,	$35,264	$35,225
Balance at June 30,	$35,264	$35,225

Capital Surplus
Balance at January 1,	$271,565	$270,869
Stock option compensation and restricted stock expense	172	189
Balance at June 30,	$271,737	$271,058

Retained Earnings
Balance at January 1,	$24,407	$15,523
Net income	9,768	9,475
Cash dividends paid - common shares	(5,569)	(5,564)
Balance at June 30,	$28,606	$19,434

Accumulated Other Comprehensive Loss
Balance at January 1,	$(16,491)	$(14,216)
Other comprehensive income, net of tax	1,037	2,705
Balance at June 30,	$(15,454)	$(11,511)

Treasury Stock
Balance at January 1,	$(86,655)	$(86,580)
Surrender of shares issued under stock incentive plan	(18)	(75)
Balance at June 30,	$(86,673)	$(86,655)

Total Shareholders' Equity
Balance at January 1,	$228,090	$220,821
Net changes during the period	5,390	6,730
Balance at June 30,	$233,480	$227,551

See Notes to Consolidated Financial Statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net Income	$9,768	$9,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	5,750
Depreciation and amortization of premises and equipment	1,838	1,822
Securities gains, net	(345)	(1,208)
Gains from life insurance policies, net	(883)	(458)
Deferred income tax provision (benefit)	1,714	(1,221)
Proceeds from sale of loans	513,476	238,680
Gains on sales of loans, net	(7,792)	(4,735)
Originations of loans held for sale	(439,286)	(221,687)
Amortization of premiums on securities	3,361	4,248
Accretion of discounts on securities	(411)	(344)
Decrease (Increase) in accrued interest receivable	385	(1,167)
Increase (Decrease) in accrued interest payable	38	(310)
Decrease in accrued expenses and other liabilities	(6,496)	(4,412)
Decrease in other assets	1,729	586
Loss on other real estate owned	13	66
Net cash provided by operating activities	80,609	25,085

Investing Activities
Purchase of premises and equipment	(1,313)	(1,371)
Net decrease in interest-bearing deposits with other banks	31,771	86,931
Net increase in loans held in portfolio	(93,965)	(110,556)
Net decrease in short-term factored receivables	3,473	14,325
Proceeds from sale of other real estate	389	404
Proceeds from prepayments, redemptions or maturities of securities - held to maturity	11,083	20,735
Purchases of securities - held to maturity	(100,353)	(142,469)
Proceeds from calls of securities - held to maturity	90,100	160,962
Proceeds from sales of securities - held to maturity	1,910	-
Proceeds from prepayments, redemptions or maturities of securities - available for sale	794,719	259,771
Purchases of securities - available for sale	(814,154)	(455,460)
Proceeds from calls/sales of securities - available for sale	33,165	112,107
Proceeds from redemptions or maturities of FHLB & FRB stock	30	317
Purchases of FHLB & FRB stock	(248)	(225)
Net cash used in investing activities	(43,393)	(54,529)

Financing Activities
Net increase in noninterest-bearing demand deposits	16,530	20,559
Net increase in savings, NOW and money market deposits	100,760	73,447
Net decrease in time deposits	(143,993)	(40,031)
Net increase in Federal funds purchased	-	5,000
Net increase (decrease) in securities sold under agreements to repurchase	7,666	(9,114)
Net decrease in commercial paper and other short-term borrowings	(6,900)	(1,030)
Decrease in FHLB advances	(673)	(731)
Cash dividends paid on common stock	(5,569)	(5,564)
Net cash (used in) provided by financing activities	(32,179)	42,536

Net increase in cash and due from banks	5,037	13,092
Cash and due from banks - beginning of period	38,944	31,046
Cash and due from banks - end of period	$43,981	$44,138

Supplemental disclosures:
Interest paid	$5,050	$5,905
Income taxes paid	10,438	2,248
Loans held for sale transferred to portfolio	5,651	827
Loans transferred to other real estate	578	144
Due from brokers on sale of securities - AFS	-	5,173
Due to brokers on purchases of securities - HTM	-	10,072
Due to brokers on purchases of securities - AFS	11,730	-

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

Basis of Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, principally the bank, after elimination of intercompany transactions. The consolidated financial statements as of and for the interim periods ended June 30, 2013 and 2012 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such periods have been made. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation. Throughout the notes, dollar amounts presented in tables are in thousands, except per share data. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2. Investment Securities

The following tables present information regarding securities available for sale:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$9,386	$-	$38	$9,348

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	13,569	168	8	13,729
CMOs (Government National Mortgage Association)	1,477	10	1	1,486
Federal National Mortgage Association	1,589	67	-	1,656
Federal Home Loan Mortgage Corporation	19	-	1	18
Government National Mortgage Association	78	1	-	79
Total residential mortgage-backed securities	16,732	246	10	16,968

Agency notes
Federal National Mortgage Association	950	-	15	935
Federal Home Loan Bank	300	-	5	295
Federal Home Loan Mortgage Corporation	75	2	-	77
Federal Farm Credit Bank	200	-	12	188
Total obligations of U.S. government corporations and government sponsored enterprises	18,257	248	42	18,463

Obligations of state and political institutions-New York Bank Qualified	16,500	652	-	17,152
Single-issuer, trust preferred securities	65,283	627	542	65,368
Other preferred securities	5,011	-	11	5,000
Corporate debt securities	152,944	735	179	153,500
Equity and other securities	19,662	3,486	418	22,730
Total	$287,043	$5,748	$1,230	$291,561

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

U.S. Treasury securities	$6,387	$1	$2	$6,386

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	19,615	47	30	19,632
CMOs (Government National Mortgage Association)	3,293	12	14	3,291
Federal National Mortgage Association	1,860	118	-	1,978
Federal Home Loan Mortgage Corporation	20	-	1	19
Government National Mortgage Association	85	1	-	86
Total residential mortgage-backed securities	24,873	178	45	25,006

Agency notes
Federal National Mortgage Association	650	1	-	651
Federal Home Loan Bank	500	1	-	501
Federal Home Loan Mortgage Corporation	75	4	-	79
Total obligations of U.S. government corporations an government sponsored enterprises	26,098	184	45	26,237

Obligations of state and political institutions-New York Bank Qualified	16,499	1,424	-	17,923
Single-issuer, trust preferred securities	37,875	1,090	80	38,885
Other preferred securities	12,012	3	62	11,953
Corporate debt securities	173,332	1,288	202	174,418
Equity and other securities	19,371	2,129	465	21,035
Total	$291,574	$6,119	$856	$296,837

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity:

June 30, 2013	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$1,395	$77	$-	$1,472
CMOs (Federal Home Loan Mortgage Corporation)	2,605	123	-	2,728
Federal National Mortgage Association	26,407	2,077	-	28,484
Federal Home Loan Mortgage Corporation	12,947	839	-	13,786
Government National Mortgage Association	3,030	444	-	3,474
Total residential mortgage-backed securities	46,384	3,560	-	49,944

Agency notes
Federal National Mortgage Association	113,956	-	3,657	110,299
Federal Home Loan Bank	89,379	-	2,351	87,028
Total obligations of U.S. government corporations and government sponsored enterprises	249,719	3,560	6,008	247,271

Obligations of state and political institutions-New York Bank Qualified	133,875	4,455	102	138,228
Total	$383,594	$8,015	$6,110	$385,499

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2012	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$2,051	$88	$-	$2,139
CMOs (Federal Home Loan Mortgage Corporation)	3,525	145	-	3,670
Federal National Mortgage Association	32,731	2,854	-	35,585
Federal Home Loan Mortgage Corporation	15,768	1,237	-	17,005
Government National Mortgage Association	3,385	559	-	3,944
Total residential mortgage-backed securities	57,460	4,883	-	62,343

Agency notes
Federal National Mortgage Association	95,977	95	74	95,998
Federal Home Loan Bank	81,989	38	12	82,015
Federal Home Loan Mortgage Corporation	15,000	21	-	15,021
Total obligations of U.S. government corporations and government sponsored enterprises	250,426	5,037	86	255,377

Obligations of state and political institutions-New York Bank Qualified	135,982	11,861	2	147,841
Total	$386,408	$16,898	$88	$403,218

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities	$9,348	$38	$-	$-	$9,348	$38

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	-	-	3,608	8	3,608	8
CMOs (Government National Mortgage Association)	-	-	34	1	34	1
Federal Home Loan Mortgage Corporation	-	-	18	1	18	1
Total residential mortgage-backed securities	-	-	3,660	10	3,660	10

Agency notes
Federal National Mortgage Association	935	15	-	-	935	15
Federal Home Loan Bank	295	5	-	-	295	5
Federal Farm Credit Bank	188	12	-	-	188	12
Total obligations of U.S. government corporations and government sponsored enterprises	1,418	32	3,659	10	5,077	42

Single-issuer, trust preferred securities	31,264	535	491	7	31,755	542
Other preferred securities	-	-	5,000	11	5,000	11
Corporate debt securities	59,396	130	4,979	49	64,375	179
Equity and other securities	7,428	287	928	131	8,356	418
Total	$108,854	$1,022	$15,058	$208	$123,912	$1,230

December 31, 2012
U.S. Treasury securities	$388	$2	$-	$-	$388	$2

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	5,876	12	2,314	18	8,190	30
CMOs (Government National Mortgage Association)	-	-	1,518	14	1,518	14
Federal Home Loan Mortgage Corporation	-	-	19	1	19	1
Total obligations of U.S. government corporations and government sponsored enterprises	5,876	12	3,851	33	9,727	45

Single-issuer, trust preferred securities	9,698	71	1,079	9	10,777	80
Other preferred securities	11,849	62	-	-	11,849	62
Corporate debt securities	35,832	73	10,667	129	46,499	202
Equity and other securities	2,476	316	1,057	149	3,533	465
Total	$66,119	$536	$16,654	$320	$82,773	$856

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities held to maturity with temporary unrealized losses for the periods indicated:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and government sponsored enterprises
Agency notes
Federal National Mortgage Association	$110,299	$3,657	$-	$-	$110,299	$3,657
Federal Home Loan Bank	87,028	2,351	-	-	87,028	2,351

Total obligations of U.S. government corporations and government sponsored enterprises	197,327	6,008	-	-	197,327	6,008

Obligations of state and political institutions-New York Bank Qualified	7,905	98	201	4	8,106	102
Total	$205,232	$6,106	$201	$4	$205,433	$6,110

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information regarding single-issuer, trust preferred securities at June 30, 2013:

Issuer	TARP Recipient	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Sterling Bancorp Trust I, 8.375%, due 3/31/2032	Yes *	NA	$992	$1,056	$64

Allfirst Pfd Cap Trust, Floating Rate, due 7/15/2029, owned by M&T Bank Corporation	Yes *	BBB	385	433	48

Citigroup Capital IX, 6.00%, due 2/14/2033	Yes *	BB	9,831	9,939	108

Citigroup Capital X, 6.10%, due 9/30/2033	Yes *	BB	1,256	1,262	6

Citigroup Capital XI, 6.00%, due 9/27/2034	Yes *	BB	1,153	1,146	(7)

Citigroup Capital XVI, 6.45%, due 12/31/66, called 7/15/13	Yes *	BB	9,845	9,845	-

Citigroup Capital XVII, 6.35%, due 3/15/2067	Yes *	BB	46	63	17

Countrywide Capital IV, 6.75% due 4/01/2033, owned by Bank of America	Yes *	BB+	9,660	9,675	15

Countrywide Capital V, 7.00% due 11/01/2036, owned by Bank of America	Yes *	BB+	2,507	2,516	9

First Chicago NDB Capital I, Floating Rate, due 2/01/2027, owned by JP Morgan Chase	Yes *	BBB	1,724	1,622	(102)

First Tennessee Capital II, 6.30%, due 4/15/2034	Yes *	BB	5,771	5,890	119

Goldman Sachs Capital II, Floating Rate, due 6/01/2043	Yes *	BB+	852	795	(57)

Goldman Sachs Capital I, 6.345%, due 2/15/2034	Yes *	BB+	8,913	8,648	(265)

Keycorp Capital II, 6.875%, due 3/17/2029	Yes *	BBB-	93	96	3

Mellon Capital IV, Floating Rate, due 6/29/2049	Yes *	BBB	118	115	(3)

JP Morgan Chase Capital XIII, Floating Rate, due 9/30/2034	Yes *	BBB	765	787	22

Morgan Stanley Capital Trust III, 6.25%, due 3/01/2033	Yes *	BB+	5,635	5,702	67

Morgan Stanley Capital Trust IV, 6.25%, due 4/01/2033	Yes *	BB+	2,880	2,884	4

Morgan Stanley Capital Trust V, 5.75%, due 7/15/2033	Yes *	BB+	2,005	1,956	(49)

SunTrust Capital I, Floating Rate, due 5/15/2027	Yes *	BB+	741	830	89

USB Capital IX, Floating Rate, due 10/29/2049	Yes *	BBB+	90	87	(3)

VNB Capital Trust I, 7.75%, due 12/15/2031	Yes *	BBB-	21	21	-

			$65,283	$65,368	$85

* TARP obligation was repaid prior to June 30, 2013.

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

At June 30, 2013, approximately $145.6 million representing approximately 21.6% of the Company’s held to maturity and available for sale securities is comprised of securities issued by financial service companies/banks including single-issuer trust preferred securities (22 issuers), corporate debt (36 issuers), other preferred securities (one issuer) and equity and other securities (17 issuers). These investments may pose a higher risk of future impairment charges as a result of a lack of significant improvement of the U.S. economy and/or a further deterioration in stock prices of the companies in the financial services industry. The Company would be required to recognize impairment charges on these securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.

At June 30, 2013, the Company held one security position of single-issuer, trust preferred securities issued by a financial institution, in the available for sale portfolio, that was in an unrealized loss position for more than 12 months and is paying in accordance with its term and has no deferrals of interest or other deferrals. In addition, management analyzes the performance of the issuer on a periodic basis, including a review of the issuer’s most recent bank regulatory reports and other public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s second quarter review, the issuer has maintained performance levels adequate to support the contractual cash flows of the security.

At June 30, 2013, the Company held seven security positions of corporate debt securities issued by financial institutions and other corporate issuers in the available for sale portfolio that were in an unrealized loss position for more than 12 months. Each of these positions are paying in accordance with their terms and have no deferrals of interest or other deferrals. In addition, management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities. Based upon management’s second quarter review, management has concluded that the unrealized losses are deemed to be temporary.

At June 30, 2013, the Company held two security positions of other preferred securities issued by a non-financial institution, in the available for sale portfolio, that was in an unrealized loss position for more than 12 months and is paying in accordance with its term and has no deferrals of interest or other deferrals. In addition, management analyses the performance of the issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s second quarter review, the issuer has maintained performance levels adequate to support the contractual cash flows of the security.

At June 30, 2013, the Company held four positions in residential mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (three) and Government National Mortgage Association (one) in the available for sale portfolio that were in unrealized loss positions for more than 12 months.

At June 30, 2013, the Company held seven issues of equity and other securities, in the available for sale portfolio, that were in an unrealized loss position for more than 12 months. Each of these issues is rated as “hold” or better by the analysts who cover them. In addition, management analyzes the performance of each issuer on a periodic basis, including a review of the issuer’s most recent public regulatory disclosures, to assess credit risk and the probability of impairment of the applicable securities. Based upon management’s second quarter review, management has concluded that the unrealized losses are deemed to be temporary.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information regarding securities available for sale and securities held to maturity at June 30, 2013, based on contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value

U.S. Treasury securities
Due within 1 year	$8,997	$8,997
Due after 5 years but within 10 years	389	351
Total U.S. Treasury securities	9,386	9,348

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal Home Loan Mortgage Corporation)	13,569	13,729
CMOs (Government National Mortgage Association)	1,477	1,486
Federal National Mortgage Association	1,589	1,656
Federal Home Loan Mortgage Corporation	19	18
Government National Mortgage Association	78	79
Total residential mortgage-backed securities	16,732	16,968

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	950	935
Federal Home Loan Bank
Due after 1 year but within 5 years	300	295
Federal Home Loan Mortgage Corporation
Due within 1 year	75	77
Federal Farm Credit Bank
Due after 10 years	200	188

Total obligations of U.S. government corporations and government sponsored enterprises	18,257	18,463

Obligations of state and political institutions - New York Bank Qualified
Due after 5 years but within 10 years	3,791	3,968
Due after 10 years	12,709	13,184
Total obligations of state and political institutions-New York Bank Qualified	16,500	17,152

Single-issuer, trust preferred securities
Due within 1 year	9,845	9,845
Due after 10 years	55,438	55,523
Total single-issuer, trust preferred securities	65,283	65,368

Other preferred securities
Due within 1 year	5,011	5,000
Total other preferred securities	5,011	5,000

Corporate debt securities
Due within 6 months	93,023	93,053
Due after 6 months but within 1 year	25,353	25,533
Due after 1 year but within 2 years	18,916	19,251
Due after 2 years but within 5 years	13,311	13,368
Due after 5 years but within 10 years	2,107	2,064
Due after 10 years	234	231
Total corporate debt securities	152,944	153,500

Equity and other securities	19,662	22,730
Total	$287,043	$291,561

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held to maturity	Carrying Value	Fair Value
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	$1,395	$1,472
CMOs (Federal Home Loan Mortgage Corporation)	2,605	2,728
Federal National Mortgage Association	26,407	28,484
Federal Home Loan Mortgage Corporation	12,947	13,786
Government National Mortgage Association	3,030	3,474
Total residential mortgage-backed securities	46,384	49,944

Agency notes
Federal National Mortgage Association
Due after 1 year but within 5 years	10,000	9,852
Due after 10 years	103,956	100,447
Federal Home Loan Bank
Due after 10 years	89,379	87,028
Total obligations of U.S. government corporations and government sponsored enterprises	249,719	247,271
Obligations of state and political institutions - New York Bank Qualified
Due after 1 year but within 5 years	154	164
Due after 5 years but within 10 years	26,481	27,867
Due after 10 years	107,240	110,197
Total obligations of state and political institutions-New York Bank Qualified	133,875	138,228
Total	$383,594	$385,499

Information regarding sales/calls of available for sale securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales
Proceeds	$1,092	$47,510	$14,570	$95,884
Gross gains	179	300	351	1,042
Gross losses	-	-	26	1

Calls
Proceeds	6,951	5,638	18,595	21,396
Gross gains	33	28	113	184
Gross losses	7	14	14	36

Information regarding sales/calls of held to maturity securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales
Proceeds	$-	$-	$1,910	$-
Gross gains	-	-	-	-
Gross losses	-	-	87	-

Calls
Proceeds	$45,100	$90,962	90,100	160,962
Gross gains	9	15	9	19
Gross losses	1	-	1	-

STERLING BAN CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

There were no transfers of held to maturity securities during the six-month periods ended June 30, 2013 or June 30, 2012.

The held to maturity securities sold during the six months ended June 30, 2013 were comprised of a single issue of bonds from a municipality that had experienced a deterioration in its credit standing due to a fall-off of property tax revenues and expenses incurred due to Hurricane Sandy.

Note 3. Loans and Allowance For Loan Losses

The major components of domestic loans held for sale and loans held in portfolio are as follows:

	June 30, 2013	December 31, 2012
Loans held for sale, net of valuation reserve ($-0- at June 30, 2013 and at December 31, 2012)
Real estate—residential mortgage	$49,188	$121,237
Loans held in portfolio, net of unearned discounts
Commercial and industrial	631,415	629,369
Loans to nondepository financial institutions	401,032	348,843
Factored receivables	148,251	151,830
Equipment financing receivables	201,071	177,084
Real estate—residential mortgage	174,146	151,609
Real estate—commercial mortgage	168,162	182,735
Real estate—construction and land development	13,703	13,277
Loans to individuals	22,354	11,851
Loans to depository institutions	-	-
Loans held in portfolio, gross	1,760,134	1,666,598
Less unearned discounts	18,069	16,845
Loans held in portfolio, net of unearned discounts	1,742,065	1,649,753
	$1,791,253	$1,770,990

At June 30, 2013, the bank had qualified loans, with a carrying value of approximately $472.9 million, available to secure borrowings from the FHLB and the FRB. At June 30, 2013, $4.6 million of loans were being used as collateral for borrowing from the FHLB. At December 31, 2012, no loans were pledged.

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

Concentrations of Credit

At June 30, 2013, there are no industry concentrations (exceeding 10% of loans, gross), other than loans to nondepository financial institutions and loans to lessors of real estate, of loans, gross. Loans to nondepository financial institutions, which include the Company’s residential mortgage warehouse funding product and loans to finance companies, represent approximately 21.5% of loans, gross. Loans to lessors of real estate, which includes mortgages to commercial real estate borrowers, represent approximately 11.5% of portfolio loans, gross. Approximately 63.5% of loans are to borrowers located in the New York metropolitan area. A further deterioration in economic conditions within the region, including a decline in real estate values, higher unemployment and other factors which could adversely impact small and mid-sized businesses, could have a significant adverse impact on the quality of the Company’s loan portfolio. In addition, a decline in real estate values and higher unemployment within the mid-Atlantic region and North Carolina could adversely impact the Company’s residential real estate loan portfolio.

Approximately 32.2% or $11.0 million and 26.6% or $8.9 million of the Company’s net interest income and noninterest income are related to real estate lending for the three months ended June 30, 2013 and 2012, respectively. Approximately 34.2% or $23.6 million and 26.0% or $17.2 million of the Company’s interest income and noninterest income are related to real estate lending for the six months ended June 30, 2012 and 2011, respectively. Real estate prices in the U.S. market decreased significantly from pre-crisis levels. Further declines in real estate values could necessitate charge-offs in our mortgage loan portfolio that may impact our operating results. In addition, a sustained period of declining real estate values combined with the continued turbulence in the financial and credit markets would continue to limit our mortgage-related revenues.

As of June 30, 2013 approximately 53.6% of the Company’s loan portfolio consisted of commercial and industrial, factored receivables, construction and commercial real estate loans. Because the Company’s loan portfolio contains a number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

Related Party Loans

Loans are made to officers or directors (including their immediate families) of the Company or for the benefit of corporations in which they have a beneficial interest subject to applicable regulations. There were no outstanding balances on such loans in excess of $60 thousand to any individual or entity at June 30, 2013 or 2012.

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Nonaccrual loans at June 30, 2013 and December 31, 2012 totaled $5.2 million and $5.9 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at June 30, 2013, in accordance with their original terms, is estimated to be $179 thousand and $316 thousand, respectively, for the three and six months then ended. Applicable interest income actually realized was $28 thousand and $37 thousand, respectively, for the aforementioned periods. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2012, in accordance with their original terms is estimated to be $819 thousand, for the year the ended; the applicable interest income actually realized was $61 thousand. There were no commitments to lend additional funds on nonaccrual loans.

The following table sets forth the amount of nonaccrual loans of the Company as of the dates indicated:

	June 30, 2013	December 31, 2012
Commercial and industrial	$1,324	$2,495
Equipment financing receivables	201	339
Factored receivables	-	-
Real estate—residential mortgage	2,942	2,325
Real estate—commercial mortgage	745	745
Real estate—construction and land development	-	-
Loans to individuals	-	18
Total nonaccrual loans	$5,212	$5,922

The following table provides information regarding the past due status of loans held in portfolio:

June 30, 2013	30–59 Days Past Due	60–89 Days Past Due	90 Days & Over Past Due	Total Past Due	Current	Total Loans	MEMO 90 & Over and Still Accruing
Commercial and industrial	$28,864	$18,585	$2,759	$50,208	$579,109	$629,317	$1,435
Loans to nondepository financial institutions	-	-	-	-	400,812	400,812	-
Factored receivables	1,214	187	33	1,434	146,686	148,120	33
Equipment financing receivables	632	40	201	873	184,578	185,451	-
Real estate—residential mortgage—portfolio	2,048	603	2,942	5,593	168,553	174,146	-
Real estate—commercial mortgage	-	-	745	745	167,417	168,162	-
Real estate—construction and land development	-	-	-	-	13,703	13,703	-
Loans to individuals	-	-	-	-	22,354	22,354	-
Loans to depository institutions	-	-	-	-	-	-	-
Total loans, net of unearned discount	$32,758	$19,415	$6,680	$58,853	$1,683,212	$1,742,065	$1,468

December 31, 2012
Commercial and industrial	$28,711	$7,541	$2,641	$38,893	$588,892	$627,785	$146
Loans to nondepository financial institutions	-	-	-	-	348,809	348,809	-
Factored receivables	3,122	1,339	99	4,560	147,033	151,593	99
Equipment financing receivables	159	284	339	782	161,312	162,094	-
Real estate—residential mortgage—portfolio	1,464	1,208	2,325	4,997	146,612	151,609	-
Real estate—commercial mortgage	-	-	745	745	181,990	182,735	-
Real estate—construction and land development	-	-	-	-	13,277	13,277	-
Loans to individuals	9	17	18	44	11,807	11,851	-
Loans to depository institutions	-	-	-	-	-	-	-
Total loans, net of unearned discount	$33,465	$10,389	$6,167	$50,021	$1,599,732	$1,649,753	$245

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

June 30, 2013	Recorded Investment in Impaired Loans	Unpaid Principal Balance With No Allowance	Unpaid Principal Balance With Allowance	Related Allowance	Average [1] Recorded Investment in Impaired Loans
Commercial and industrial	$760	$1,988	$1,172	$172	$1,385
Loans to nondepository financial institutions	-	-	-	-	-
Factored receivables	-	-	-	-	58
Equipment financing receivables	89	-	89	8	87
Real estate—residential mortgage	5,733	-	6,458	1,470	5,979
Real estate—commercial mortgage	745	-	745	350	745
Real estate—construction and land development	-	-	-	-	-
Loans to individuals	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Total	$7,327	$1,988	$8,464	$2,000	$8,254

December 31, 2012
Commercial and industrial	$2,406	$1,956	$1,558	$325	$1,690
Loans to nondepository financial institutions	-	-	-	-	-
Factored receivables	-	-	-	-	-
Equipment financing receivables	89	-	89	7	132
Real estate—residential mortgage	6,152	1,955	5,945	1,592	5,698
Real estate—commercial mortgage	745	-	745	350	2,038
Real estate—construction and land development	-	-	-	-	-
Loans to individuals	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Total	$9,392	$3,911	$8,337	$2,274	$9,558

[1] Year-to-date

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The recognition of interest income on accruing impaired loans is based upon an individual assessment of each loan; however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized on these loans during impairment was approximately $80 thousand (commercial and industrial $16 thousand, equipment financing receivables $1 thousand, and real estate-residential mortgage $63 thousand) and $163 thousand (commercial and industrial $20 thousand, equipment financing receivables $2 thousand and real estate-residential mortgage $141 thousand) for the three and six months ended June 30, 2013 and $321 thousand (equipment financing receivables $5 thousand and real estate-residential mortgage $316 thousand) for the year ended December 31, 2012.

The Company has allocated $1.5 million and $1.6 million of specific reserves to customers with equipment financing receivables and residential real estate loans whose loan terms have been modified in troubled debt restructurings (“TDR”) as of June 30, 2013 and December 31, 2012. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six months ended June 30, 2013, no residential real estate loans and no lease financing receivables were modified as troubled debt restructuring.

During the three and six months ended June 30, 2013, 20 residential real estate loans, classified as TDRs, with a recorded investment of $2.6 million had a payment default. No lease financing receivables had a payment default. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

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

For homogeneous loan pools, such as residential mortgages, leases and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s personnel and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at June 30, 2013 is included in the aging of the recorded investment of past due loans table above. In addition, the total nonperforming portion of these homogeneous loan pools at June 30, 2013 is presented in the recorded investment in nonaccrual loans table above.

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents weighted average risk grades and classified loans by type of loans as of June 30, 2013 and December 31, 2012. Classified loans include loans in Risk Grades 6, 7 and 8.

	June 30, 2013		December 31, 2012
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-4	3.23	$616,908	3.21	$614,620
Risk grade 5	5.00	1,762	5.00	3,823
Risk grade 6	6.00	3,412	−	−
Risk grade 7	7.00	7,235	7.00	9,342
Risk grade 8	−	−	−	−
Risk grade 9	−	−	−	−
Total	3.29	$629,317	3.28	$627,785

Loans to nondepository financial institutions
Risk grades 1-4	3.18	$395,320	3.13	$342,020
Risk grade 5	5.00	4,938	5.00	5,933
Risk grade 6	6.00	554	6.00	856
Risk grade 7	−	−	−	−
Risk grade 8	−	−	−	−
Risk grade 9	−	−	−	−
Total	3.21	$400,812	3.17	$348,809

Factored receivables
Risk grades 1-4	2.98	$144,637	3.08	$146,371
Risk grade 5	−	−	5.00	4,751
Risk grade 6	6.00	3,483	6.00	471
Risk grade 7	−	−	−	−
Risk grade 8	−	−	−	−
Risk grade 9	−	−	−	−
Total	3.05	$148,120	3.13	$151,593

Equipment financing receivables
Risk grades 1-4	3.95	$185,250	3.93	$161,755
Risk grade 5	−	−	−	−
Risk grade 6	−	−	−	−
Risk grade 7	7.00	201	7.00	339
Risk grade 8	−	−	−	−
Risk grade 9	−	−	−	−
Total	3.96	$185,451	3.94	$162,094

Real estate-commercial mortgage and construction and land development
Risk grades 1-4	3.07	$172,657	3.07	$186,582
Risk grade 5	−	−	−	−
Risk grade 6	6.00	8,463	6.00	8,685
Risk grade 7	7.00	745	7.00	745
Risk grade 8	−	−	−	−
Risk grade 9	−	−	−	−
Total	3.22	$181,865	3.21	$196,012

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

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment:

Three Months Ended June 30, 2013	Balance, Beginning of Period	Charge- Offs		Recoveries	Net Charge- Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$8,384	$1,259		$27	$1,232		$1,212	$8,364
Loans to nondepository financial institutions	1,765	-		-	-		(93)	1,672
Factored receivables	1,992	190		46	144		(174)	1,674
Equipment financing receivables	3,254	372		369	3		375	3,626
Real estate – residential mortgage	3,991	28	[1]	4	24	[1]	130	4,097
Real estate – commercial mortgage	2,459	-		-	-		68	2,527
Real estate – construction and land development	182	-		-	-		(5)	177
Loans to individuals	353	30		7	23		(66)	264
Loans to depository institutions	-	-		-	-		-	-
Unallocated	140	-		-	-		53	193
Total	$22,520	$1,878	[1]	$452	$1,426	[1]	$1,500	$22,594

Six Months Ended June 30, 2013	Balance, Beginning of Period	Charge- Offs		Recoveries	Net Charge- Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$8,662	$2,581		$277	$2,304		$2,006	$8,364
Loans to nondepository financial institutions	1,726	-		-	-		(54)	1,672
Factored receivables	1,447	413		49	364		591	1,674
Equipment financing receivables	3,763	838		682	156		19	3,626
Real estate – residential mortgage	3,764	389	[1]	6	383	[1]	716	4,097
Real estate – commercial mortgage	2,504	-		-	-		23	2,527
Real estate – construction and land development	156	-		-	-		21	177
Loans to individuals	163	53		7	46		147	264
Loans to depository institutions	-	-		-	-		-	-
Unallocated	162	-		-	-		31	193
Total	$22,347	$4,273	[1]	$1,020	$3,253	[1]	$3,500	$22,594
[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment:

Three Months Ended June 30, 2012	Balance, Beginning of Period	Charge- Offs		Recoveries	Net Charge- Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,515	$140		$117	$23		$152	$7,644
Loans to nondepository financial institutions	1,265	-		-	-		362	1,627
Factored receivables	1,498	223		45	178		189	1,509
Equipment financing receivables	3,448	731		223	508		593	3,533
Real estate – residential mortgage	3,746	348	[1]	1	347	[1]	557	3,956
Real estate – commercial mortgage	2,228	671		-	671		825	2,382
Real estate – construction and land development	139	-		-	-		11	150
Loans to individuals	125	-		7	(7)		9	141
Loans to depository institutions	-	-		-	-		-	-
Unallocated	141	-		-	-		52	193
Total	$20,105	$2,113	[1]	$393	$1,720	[1]	$2,750	$21,135

Six Months Ended June 30, 2012	Balance, Beginning of Period	Charge- Offs		Recoveries	Net Charge- Offs		Provision for Loan Losses	Balance, End of Period

Commercial and industrial	$7,647	$2,009		$151	$1,858		$1,855	$7,644
Loans to nondepository financial institutions	1,369	-		-	-		258	1,627
Factored receivables	1,450	340		51	289		348	1,509
Equipment financing receivables	3,515	1,833		561	1,272		1,290	3,533
Real estate – residential mortgage	3,490	479	[1]	2	477	[1]	943	3,956
Real estate – commercial mortgage	2,151	671		-	671		902	2,382
Real estate – construction and land development	165	-		-	-		(15)	150
Loans to individuals	104	87		10	77		114	141
Loans to depository institutions	-	-		-	-		-	-
Unallocated	138	-		-	-		55	193
Total	$20,029	$5,419	[1]	$775	$4,644	[1]	$5,750	$21,135

[1] Includes losses on transfers to OREO

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
June 30, 2013	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$172	$8,192	$8,364	$760	$628,557	$629,317
Loans to nondepository financial institutions	-	1,672	1,672	-	400,812	400,812
Factored receivables	-	1,674	1,674	-	148,120	148,120
Equipment financing receivables	8	3,618	3,626	89	185,362	185,451
Real estate—residential mortgage	1,470	2,627	4,097	5,733	168,413	174,146
Real estate—commercial mortgage	350	2,177	2,527	745	167,417	168,162
Real estate—construction and land development	-	177	177	-	13,703	13,703
Loans to individuals	-	264	264	-	22,354	22,354
Loans to depository institutions	-	-	-	-	-	-
Unallocated	-	-	193	-	-	-
Total	$2,000	$20,401	$22,594	$7,327	$1,734,738	$1,742,065

	Ending Allowance Balance Attributable to Loans Evaluated for Impairment			Loan Balances Evaluated for Impairment
December 31, 2012	Individually	Collectively	Total	Individually	Collectively	Total
Commercial and industrial	$325	$8,337	$8,662	$2,406	$625,379	$627,785
Loans to nondepository financial institutions	-	1,726	1,726	-	348,809	348,809
Factored receivables	-	1,447	1,447	-	151,593	151,593
Equipment financing receivables	7	3,756	3,763	89	162,005	162,094
Real estate—residential mortgage	1,592	2,172	3,764	6,152	145,457	151,609
Real estate—commercial mortgage	350	2,154	2,504	745	181,990	182,735
Real estate—construction and land development	-	156	156	-	13,277	13,277
Loans to individuals	-	163	163	-	11,851	11,851
Loans to depository institutions	-	-	-	-	-	-
Unallocated	-	-	162	-	-	-
Total	$2,274	$19,911	$22,347	$9,392	$1,640,361	$1,649,753

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. Other Noninterest Income And Expenses

The following tables set forth the significant components of other noninterest income and other noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
OTHER NONINTEREST INCOME	2013	2012	2013	2012
Trade finance income	$427	$467	$857	$967
Other customer related fees	288	256	680	505
Income from life insurance policies	277	536	746	792
Loss on other real estate owned	(1)	-	(13)	(66)
Other income	68	22	163	26
Total other noninterest income	$1,059	$1,281	$2,433	$2,224

OTHER NONINTEREST EXPENSES
Advertising and marketing	$608	$775	$1,245	$1,418
Communications	493	462	857	932
Other expenses	2,369	2,044	4,882	4,363
Total other noninterest expenses	$3,470	$3,281	$6,984	$6,713

Note 5. Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan and unfunded supplemental retirement plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$462	$620	$1,082	$1,240
Interest cost	940	1,033	1,972	2,065
Expected return on plan assets	(1,481)	(994)	(2,475)	(1,988)
Amortization of prior service cost	-	10	10	20
Recognized actuarial loss	1,539	1,032	2,521	1,863
Net periodic benefit cost	$1,460	$1,701	$3,110	$3,200

The Company contributed $6.0 million to the defined benefit pension plan in January 2013 and expects to contribute an additional $2.0 million to the defined benefit pension plan in 2013.

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 6. Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table following.

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Three Months Ended June 30, 2013
Securities available for sale:
Unrealized holding (losses) gains on securities available for sale arising during the period	$(1,944)	$865	$(1,079)
Reclassification adjustment for securities gains included in net income	(213)	95	(118)
Total securities available for sale	(2,157)	960	(1,197)

Retirement plans and post-retirement life insurance:
Reclassification adjustment for amortization of prior service cost	-	-	-
Reclassification adjustment for amortization of net actuarial losses	1,580	(703)	877
Total retirement plans and post-retirement life insurance	1,580	(703)	877

Total other comprehensive (loss) income	$(577)	$257	$(320)

Three Months Ended June 30, 2012
Securities available for sale:
Unrealized holding (losses) gains on securities available for sale arising during the period	$(609)	$271	$(338)
Reclassification adjustment for securities gains included in net income	(329)	146	(183)
Total securities available for sale	(938)	417	(521)

Retirement plans and post-retirement life insurance:
Reclassification adjustment for amortization of prior service cost	10	(3)	7
Reclassification adjustment for amortization of net actuarial losses	1,017	(453)	564
Total retirement plans and post-retirement life insurance	1,027	(456)	571

Total other comprehensive income (loss)	$89	$(39)	$50

Six Months Ended June 30, 2013
Securities available for sale:
Unrealized holding (losses) gains on securities available for sale arising during the period	$(400)	$178	$(222)
Reclassification adjustment for securities gains included in net income	(345)	154	(191)
Total securities available for sale	(745)	332	(413)

Retirement plans and post-retirement life insurance:
Reclassification adjustment for amortization of prior service cost	10	(5)	5
Reclassification adjustment for amortization of net actuarial losses	2,603	(1,158)	1,445
Total retirement plans and post-retirement life insurance	2,613	(1,163)	1,450

Total other comprehensive income (loss)	$1,868	$(831)	$1,037

Six Months Ended June 30, 2012
Securities available for sale:
Unrealized holding gains (losses) on securities available for sale arising during the period	$4,230	$(1,883)	$2,347
Reclassification adjustment for securities gains included in net income	(1,208)	537	(671)
Total securities available for sale	3,022	(1,346)	1,676

Retirement plans and post-retirement life insurance:
Reclassification adjustment for amortization of prior service cost	20	(8)	12
Reclassification adjustment for amortization of net actuarial losses	1,833	(816)	1,017
Total retirement plans and post-retirement life insurance	1,853	(824)	1,029

Total other comprehensive income (loss)	$4,875	$(2,170)	$2,705

STERLING BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The statement of income line items impacted by components of other comprehensive income are presented in the table below.

	Three Months Ended June 30,		Affected line item in Statements of Income
	2013	2012
Securities available for sale:
Realized gains on securities transactions	$(213)	$(329)	Securities gains, net
Income taxes	95	146	Provision for income taxes
Net of tax	(118)	(183)

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial losses	1,580	1,017	Salaries and employee benefits
Amortization of prior service cost	-	10	Salaries and employee benefits
Income taxes	(703)	(456)	Provision for income taxes
Net of tax	877	571

Total reclassifications, net of tax	$759	$388

	Six Months Ended June 30,		Affected line item in Statements of Income
	2013	2012
Securities available for sale:
Realized gains on securities transactions	$(345)	$(1,208)	Securities gains, net
Income taxes	154	537	Provision for income taxes
Net of tax	(191)	(671)

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial losses	2,603	1,833	Salaries and employee benefits
Amortization of prior service cost	10	20	Salaries and employee benefits
Income taxes	(1,163)	(824)	Provision for income taxes
Net of tax	1,450	1,029

Total reclassifications, net of tax	$1,259	$358

A summary of accumulated other comprehensive loss, net of tax, is as follows:

	Securities Available for Sale	Retirement an Post- Retirement Life Insurance	Total

Balance January 1, 2013	$2,914	$(19,405)	$(16,491)
Other comprehensive loss before reclassifications	(222)	-	(222)
Amounts reclassified from accumulated other comprehensive income	(191)	1,450	1,259
Net change in other comprehensive (loss) income during period	(413)	1,450	1,037
Balance June 30, 2013	$2,501	(17,955)	(15,454)

Balance January 1, 2012	$(957)	$(13,259)	$(14,216)
Other comprehensive income before reclassifications	2,347	-	2,347
Amounts reclassified from accumulated other comprehensive income	(671)	1,029	358
Net change in other comprehensive income during period	1,676	1,029	2,705
Balance June 30, 2012	$719	(12,230)	(11,511)

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

•

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own judgments about the assumptions that market participants would use in pricing the assets or liabilities. Examples of financial instruments generally included in this level are private equities, certain loans held for sale and other alternative investments.

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

June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities	$9,348	$-	$-	$9,348
Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities	-	16,968	-	16,968
Agency notes	-	1,495	-	1,495
Total obligations of U.S. government corporations and government sponsored enterprises	-	18,463	-	18,463
Obligations of state and political institutions—New York Bank Qualified	-	17,152	-	17,152
Single-issuer, trust preferred securities	65,368	-	-	65,368
Other preferred securities	5,000	-	-	5,000
Corporate debt securities		153,500	-	153,500
Equity and other securities	22,730	-	-	22,730
Total marketable securities	$102,446	$189,115	$-	$291,561

December 31, 2012
Securities available for sale:
U.S. Treasury securities	$6,386	$-	$-	$6,386
Obligations of U.S. government corporations and government-sponsored enterprises
Residential mortgage-backed securities	-	25,006	-	25,006
Agency notes	-	1,231	-	1,231
Total obligations of U.S. government corporations and government-sponsored enterprises	-	26,237	-	26,237
Obligations of state and political institutions—New York Bank Qualified	-	17,923	-	17,923
Single-issuer, trust preferred securities	38,885	-	-	38,885
Other preferred securities	11,953	-		11,953
Corporate debt securities	-	174,418	-	174,418
Equity and other securities	21,035	-	-	21,035
Total marketable securities	$78,259	$218,578	$-	$296,837

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

	June 30, 2013	December 31, 2012
Impaired loans
Commercial and industrial	$-	$-
Commercial real estate	395	395
Other real estate owned, net	1,481	1,452

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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $0.7 million, with a valuation allowance of $0.3 million at June 30, 2013. There was no additional provision for loan losses for the three months ended June 30, 2013. At December 31, 2012, impaired loans had a principal balance of $0.7 million, and a valuation allowance of $0.3 million.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $1.5 million, which is made up of the outstanding balance of $1.5 million, net of valuation allowance of $-0- million. For the three months ended June 30, 2013, $102 thousand of other real estate owned was written down through a charge to noninterest expense. For the six months ended June 30, 2013, $173 thousand of other real estate owned was written own through a charge to noninterest expense. At December 31, 2012, other real estate owned had net carrying amount of $1.5 million, made up of the outstanding balance of $1.5 million, net of valuation allowance of $-0- million.

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

	Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$43,981	$43,981	$-	$-	$43,981
Interest-bearing deposits with other banks	81,115	81,115	-	-	81,115
Investment securities	675,155	102,446	574,614	-	677,060
Loans, net	1,768,659	-	-	1,775,328	1,775,328
Accrued interest receivable	6,468	841	3,210	2,417	6,468
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,743,333	1,743,333	-	-	1,743,333
Time deposits	498,048	-	498,450	-	498,450
Securities sold under agreements to repurchase	40,616	40,616	-	-	40,616
Commercial paper and other short-term borrowings	8,445	8,445	-	-	8,445
Accrued interest payable	687	106	581	-	687
Advances-FHLB and long-term borrowings	126,366	100,000	596	26,397	126,993

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$38,944	$38,944	$-	$-	$38,944
Interest-bearing deposits with other banks	112,886	112,886	-	-	112,886
Investment securities	683,245	78,259	621,796	-	700,055
Loans, net	1,748,643	-	-	1,762,431	1,762,431
Accrued interest receivable	6,853	520	4,193	2,140	6,853
FINANCIAL LIABILITIES
Demand, NOW, savings and money market deposits	1,626,043	1,626,043	-	-	1,626,043
Time deposits	642,041	-	643,625	-	643,625
Securities sold under agreements to repurchase	32,950	32,950	-	-	32,950
Commercial paper and other short-term borrowings	15,345	15,345	-	-	15,345
Accrued interest payable	649	105	544	-	649
Advances-FHLB and long-term borrowings	127,039	100,000	1,275	27,211	128,486

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

Note 9. Pending Merger

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

For the six months ended June 30, 2013, the bank’s average earning assets represented approximately 99.5% of the Company’s average earning assets. Loans represented 68.2% and investment securities represented 28.3% of the bank’s average earning assets for the first six months of 2013.

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

While the domestic economy continued to show moderate improvement during the 2013 first six months, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country. However, the Company believes there are opportunities to prudently expand its loan portfolio, particularly in the corporate and commercial real estate sectors, under current economic conditions. If some of the positive economic trends observed during the second quarter of 2013 were not to continue, the Company would expect its income from corporate and real estate lending to decrease from the current levels in the near term. In addition, due to the geographic concentration of the Company’s loan portfolio in the New York metropolitan area, representing approximately 63.5% of total loans at June 30, 2013, an adverse change in market conditions in that geographic area could result in a decrease in our income from corporate and real estate lending. A significant prolonged decrease in income from our lending segments, if realized, may have a severe adverse impact on the operations of the Company.

INCOME STATEMENT ANALYSIS

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned, on a tax-equivalent basis, on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are provided in the Rate/Volume Analysis shown on pages 59 and 60. Information as to the components of interest income and interest expense and average rates is provided in the Average Balance Sheets shown on pages 57 and 58.

Comparison of the Three Months Ended June 30, 2013 and 2012

The Company reported net income for the three months ended June 30, 2013 of $4.5 million, representing $0.15 per share calculated on a diluted basis, compared to $4.9 million, or $0.16 per share calculated on a diluted basis, for the second quarter of 2012. Net income was positively impacted by a $1.5 million increase in net interest income and a $1.3 million reduction in the provision for loan losses. Those benefits were partially offset by a $0.6 million reduction in noninterest income, a $2.2 million increase in noninterest expense, including $1.4 million of merger-related professional fees in the 2013 second quarter, and a $0.3 million increase in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $25.2 million for the second quarter of 2013 compared to $23.8 million for the corresponding 2012 period. Net interest income benefitted from higher average loan balances and a lower cost of funding. Those benefits were partially offset by the impact of lower yields on loans, lower average investment securities balances and lower rates earned on investment securities. The net interest margin, on a tax-equivalent basis, was 4.10% for the second quarter of 2013 compared to 4.04% for the corresponding 2012 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $27.7 million for the second quarter of 2013, up $1.2 million from the corresponding 2012 period as the benefit of higher average earning asset balances more than offset the impact of lower yields. Total interest earning assets increased to $2.5 billion for the second quarter of 2013 compared to $2.4 billion in the prior year period. The tax-equivalent yield on interest-earning assets was 4.51% for the second quarter of 2013 compared to 4.52% for the corresponding 2012 period.

Interest earned on the loan portfolio increased to $22.6 million for the second quarter of 2013 from $20.0 million in the prior year period. Average loan balances amounted to $1,735 million for the second quarter of 2013, an increase of $220 million from an average of $1,515 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $2.6 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.37% for the second quarter of 2013 from 5.39% for the corresponding 2012 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $5.0 million for the second quarter of 2013 from $6.3 million in the corresponding 2012 period. Average outstandings decreased to $698.0 million (27.8% of average earning assets) for the second quarter of 2013 from $804.0 million (34.0% of average earning assets) in the second quarter of 2012. The average yield on investment securities decreased to 2.86% for the second quarter of 2013 from 3.15% in the corresponding 2012 period. The decrease in balances and decrease in yield reflect the Company’s decision to replace a portion of called longer term, lower yielding U.S. Government Agency securities with shorter term, corporate securities that yield money market rates of return. Management’s Asset/Liability strategy continues to be designed to shorten the average life of the portfolio to position the Company for rising interest rates in future periods and to grow the loan portfolio by shifting assets out of the investment securities portfolio.

Total interest expense decreased by $0.3 million for the second quarter of 2013 from $2.8 million for the corresponding 2012 period, primarily due to the impact of lower rates paid for interest-bearing deposits and lower borrowings balances, partially offset by the impact of higher interest-bearing deposits balances.

Interest expense on deposits decreased to $1.5 million for the second quarter of 2013 from $1.7 million for the corresponding 2012 period, due to decreases in the cost of those funds, partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.46%, which was 7 basis points lower than the prior year period reflecting the impact of pricing strategies and changes in the mix of deposits. Average interest-bearing deposits were $1,333.8 million for the second quarter of 2013 compared to $1,258.2 million for the prior year period, reflecting the impact of the Company’s business development activities as well as funds received from Certificate of Deposit Account Registry Service (“CDARS”) and various listing services. The volume of average money market deposit accounts increased $143.6 million to $557.8 million while the volume average time deposit accounts, including certificates of deposit from CDARS and various listing services, decreased $82.2 million to $528.4 million for the three months ended June 30, 2013, respectively, compared to the comparable period in the prior year.

Interest expense on borrowings decreased to $1.0 million for the second quarter of 2013 from $1.1 million for the corresponding 2012 period, primarily due to lower balances of borrowed funds. Average borrowings decreased to $183.0 million for the second quarter of 2013 from $222.6 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds. The rate paid on these borrowed funds increased 10 basis points from 2.01% paid in the corresponding 2012 period reflecting changes in the mix of wholesale funds.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” on page 48), the provision for loan losses for the second quarter of 2013 was $1.5 million, $1.3 million lower than the prior year period. Factors affecting the provision for the second quarter of 2013 included current economic conditions during the quarter and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of June 30, 2013, the allowance for loan losses increased $0.3 million from $22.3 million at December 31, 2012, primarily due to loan growth.

Noninterest Income

Noninterest income decreased to $9.8 million for the second quarter of 2013 from $10.5 million in the corresponding 2012 period. The decrease principally resulted from lower accounts receivable management/factoring commissions and other fees partially offset by higher mortgage banking income. Accounts receivable management/factoring commissions and other fees were negatively impacted by the level and mix of sales volume and by lower trade finance volume. Mortgage banking income increased principally due to higher volume of loans sold, reflecting the August 2012 acquisition of Universal Mortgage and higher volume in the existing mortgage banking operations.

Noninterest Expense

Noninterest expenses increased $2.2 million for the second quarter of 2013 from $23.6 million for the prior year period largely due to $1.4 million of higher professional fees related to our pending merger.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2013 was $2.4 million, reflecting an effective tax rate of 34.93%, compared with $2.1 million for the second quarter of 2012, reflecting an effective tax rate of 30.40%. The increase in the effective tax rate was primarily due to the limited tax deductibility of the merger related noninterest expenses.

Comparison of the Six Months Ended June 30, 2013 and 2012

The Company reported net income available to common shareholders for the six months ended June 30, 2013 of $9.8 million, representing $0.32 per share calculated on a diluted basis, compared to $9.5 million, or $0.31 per share calculated on a diluted basis, for the first six months of 2012. The increase in net income was primarily due to a $3.2 million increase in net interest income and a $2.3 million decrease in the provision for loan losses Those benefits were partially offset by a $0.3 million decrease in noninterest income, a $4.0 million increase in noninterest expenses and a $1.0 million increase in the provision for income taxes.

Net Interest Income

Net interest income, on a tax-equivalent basis, was $50.2 million for the first six months of 2013 compared to $47.0 million for the corresponding 2012 period. Net interest income benefitted from higher average loan balances, lower borrowing balances and lower cost of funding. Those benefits were partially offset by the impact of lower yields on loans and investments and lower average investment securities balances. The net interest margin, on a tax-equivalent basis, was 4.06% for the first six months of 2013 compared to 4.09% for the corresponding 2012 period. The net interest margin was impacted by the mix of earning assets and funding, including the higher level of noninterest-bearing demand deposits.

Total interest income, on a tax-equivalent basis, aggregated $55.3 million for the first six months of 2013, up $2.7 million from the corresponding 2012 period as the benefit of higher average loan balances more than offset the impact of lower investment securities balances and lower yields. Total interest earning assets increased to $2,531.1 million for the first six months of 2013 compared to $2,327.9 million in the prior year period. The tax-equivalent yield on interest-earning assets was 4.47% for the first six months of 2013 compared to 4.59% for the corresponding 2012 period.

Interest earned on the loan portfolio increased to $44.8 million for the first six months of 2013 from $39.7 million in the prior year period. Average loan balances amounted to $1,729.3 million for the first six months of 2013, an increase of $250.8 million from an average of $1,478.5 million in the prior year period. The increase in average loans, primarily due to the Company’s business development activities, accounted for a $6.4 million increase in interest earned on loans. The yield on the loan portfolio decreased to 5.37% for the first six months of 2013 from 5.54% for the corresponding 2012 period, which was primarily attributable to the mix of average outstanding balances among the components of the loan portfolio.

Interest earned on the securities portfolio, on a tax-equivalent basis, decreased to $10.2 million for the first six months of 2013 from $12.6 million in the corresponding 2012 period. Average outstandings decreased to $713.4 million (28.2% of average earning assets) for the first six months of 2013 from $784.4 million (33.7% of average earning assets) in the first six months of 2012. The average yield on investment securities decreased to 2.85% for the first six months of 2013 from 3.22% in the corresponding 2012 period. The decrease in balances and yield reflect the Company’s decision to position the Company for rising interest rates in future periods and to grow the loan portfolio by shifting assets out of the investment securities portfolio. This strategy was accomplished by replacing a portion of called longer term, lower yielding U.S Government Agency securities with corporate securities with shorter terms, that yield money market rates of return, investing excess cash balances in short-term corporate securities and replacing a portion of the called securities with U.S. Government Agency securities bearing the low yields representative of the current market to maintain a pool of pledgeable collateral. All of these actions are designed to benefit the Company over the longer-term but have caused a short-term decrease in the yield earned on the investment securities portfolio.

Total interest expense decreased by $0.5 million for the first six months of 2013 from $5.6 million for the corresponding 2012 period, due to the impact of lower borrowing balances and rates paid for interest-bearing liabilities partially offset by the impact of higher interest-bearing deposit balances.

Interest expense on deposits decreased to $3.2 million for the first six months of 2013 from $3.4 million for the corresponding 2012 period, due to decreases in the cost of those funds, partially offset by the impact of higher balances. The average rate paid on interest-bearing deposits was 0.48%, which was 7 basis points lower than the prior year period reflecting the impact of pricing strategies and changes in the mix of deposits. Average interest-bearing deposits were $1,344.1 million for the first six months of 2013 compared to $1,234.2 million for the prior year period, reflecting the impact of the Company’s business development activities as well as funds received from Certificate of Deposit Account Registry Service (“CDARS”) and various listing services. The volume of average money market deposit accounts increased $137.6 million to $535.2 million while the volume average time deposit accounts, including certificates of deposit from CDARS and various listing services, decreased $38.2 million to $561.5 million for the six months ended June 30, 2013, respectively, compared to the comparable period in the prior year.

Interest expense on borrowings decreased to $1.9 million for the first six months of 2013 from $2.2 million for the corresponding 2012 period, primarily due to lower average balances. Average borrowings decreased to $179.5 million for the first six months of 2013 from $216.4 million in the prior year period, reflecting a lesser reliance by the Company on wholesale borrowed funds.

Provision for Loan Losses

Based on management’s continuing evaluation of the loan portfolio (discussed under “Asset Quality” beginning on page 48), the provision for loan losses for the first six months of 2013 was $3.5 million, compared to $5.8 million in the prior year period. Factors affecting the provision for the first six months of 2013 included current economic conditions during the period and a lower level of net charge-offs and lower nonaccrual loan balances.

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

As of June 30, 2013, the allowance for loan losses increased $0.3 million from $22.3 million at December 31, 2012, primarily due to loan growth.

Noninterest Income

Noninterest income decreased to $20.5 million for the first six months of 2013 from $20.8 million in the corresponding 2012 period. The decrease principally resulted from lower accounts receivable management/factoring commissions and other related fees and security gains partially offset by higher mortgage banking income due to higher volume of loans sold. Accounts receivable management/factoring commissions and other related fees was also negatively impacted by the level and mix of sales volume and by lower trade finance volume.

Noninterest Expense

Noninterest expenses increased $4.0 million for the first six months of 2013 from $46.7 million for the prior year period largely due to higher compensation reflecting the Company’s continued investment in the franchise and higher professional fees related to our pending merger.

Provision for Income Taxes

Reflecting an increase in pre-tax income to $14.9 million, the provision for income taxes for the first six months of 2013 was $5.1 million, reflecting an effective tax rate of 34.43%, compared with $4.2 million for the first six months of 2012, reflecting an effective tax rate of 30.59%. The increase in the effective tax rate was primarily due to a higher level of pre-tax income in the 2013 period compared to the 2012 period coupled with the limited tax deductibility of the merger related noninterest expenses.

BALANCE SHEET ANALYSIS

Securities

At June 30, 2013, the Company’s portfolio of securities totaled $675.2 million, of which obligations of U.S. treasury and U.S. government corporations and government sponsored enterprises amounted to $277.5 million, which is approximately 41.1% of the total. The Company has the intent and ability to hold to maturity securities classified as held to maturity, at which time it would receive full value for these securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on held to maturity securities were $8.0 million and $6.1 million, respectively. Securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investments upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is interest-rate-related and therefore temporary. Available for sale securities included gross unrealized gains of $5.7 million and gross unrealized losses of $1.2 million. As of June 30, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table on page 9 and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In connection with an asset-liability management strategy described under Net Interest Income on page 42, during the second quarter 2013 the Company sold approximately $0.9 million of securities with a weighted average life of about 1.4 years and had calls of $52.0 million of securities with a weighted average life of about 1.1 years. A significant portion of the proceeds was used to fund loan growth.

The following table presents information regarding the average life and yields of certain available for sale (“AFS”) and held to maturity (“HTM”) securities:

June 30, 2013	Weighted Average Life (Years)		Weighted Average Yield
	AFS	HTM	AFS		HTM
Residential mortgage-backed securities	1.9	3.4	0.89%		4.42%
Agency notes (with original call dates ranging between 3 and 36 months)	5.2	14.4	0.44%		1.16%
Corporate debt securities	0.9	-	2.41%		-%
Obligations of state and political subdivisions – New York Bank Qualified	4.6	6.1	5.93%	[1]	5.93%	[1]

[1] tax equivalent

The following table sets forth the composition of the Company's investment securities by type, with related carrying values:

	June 30, 2013		December 31, 2012
	Balances	% of Total	Balances	% of Total

U.S. Treasury securities	$9,348	1.38%	$6,386	0.93%

Obligations of U.S. government corporations and government sponsored enterprises
Residential mortgage-backed securities
CMOs (Federal National Mortgage Association)	1,395	0.21	2,051	0.30
CMOs (Federal Home Loan Mortgage Corporation)	16,334	2.42	23,157	3.39
CMOs (Government National Mortgage Association)	1,486	0.22	3,291	0.48
Federal National Mortgage Association	28,063	4.16	34,709	5.08
Federal Home Loan Mortgage Corporation	12,965	1.92	15,787	2.31
Government National Mortgage Association	3,109	0.46	3,471	0.51
Total residential mortgage-backed securities	63,352	9.39	82,466	12.07

Agency notes
Federal National Mortgage Association	114,891	17.02	96,628	14.14
Federal Home Loan Bank	89,674	13.28	82,490	12.07
Federal Home Loan Mortgage Corporation	77	0.01	15,079	2.21
Federal Farm Credit Bank	188	0.03	-	-
Total obligations of U.S. government corporations and government sponsored enterprises	268,182	39.73	276,663	40.49

Obligations of state and political institutions-New York Bank Qualified	151,027	22.37	153,905	22.53
Single-issuer, trust preferred securities	65,368	9.68	38,885	5.69
Other preferred securities	5,000	0.74	11,953	1.75
Corporate debt securities	153,500	22.73	174,418	25.53
Equity and other securities	22,730	3.37	21,035	3.08
Total	$675,155	100.00%	$683,245	100.00%

Loan Portfolio

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. Approximately 63.5% of loans are to borrowers located in the New York metropolitan area.

Total commercial lending, which includes commercial and industrial loans, loans to nondepository financial institutions, factored receivables, equipment finance receivables, commercial mortgage and construction and land development loans, represents approximately 86.28% of all loans. The Company’s commercial and industrial loan and factored receivables portfolios represent approximately 43.40% of all loans. Primarily as the result of the Company’s mortgage warehouse lending product, loans to nondepository financial institutions, primarily located in the New York metropolitan area, represent 22.38% of all loans. Loans in these categories are typically made to small- and medium-sized businesses, primarily located in the New York metropolitan area, and range between $250 thousand and $20 million. The Company’s leasing portfolio, which consists of finance leases to lessees approximately 45.8% of whom are located in the New York metropolitan area, approximately 12.4% of whom are located in California and the balance located in the remaining states for various types of business equipment, represents approximately 10.35% of all loans. The Company’s commercial real estate mortgage loans and the residential real estate portfolio loans, which represent approximately 9.39% and 9.72% of all loans, respectively, are comprised of mortgages secured by real property located principally in the New York metropolitan area. Sources of repayment are the borrower’s operating profits, cash flows and liquidation of pledged collateral. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan or lease may depend on the type of loan or lease and may vary in value based on market conditions.

The following table sets forth the composition of the Company’s loans held for sale and loans held in portfolio:

	June 30, 2013		December 31, 2012
	Balances	% of Total	Balances	% of Total
Domestic
Commercial and industrial	$629,317	35.13%	$627,785	35.45%
Factored receivables	148,120	8.27	151,593	8.56
Loans to nondepository financial institutions	400,812	22.38	348,809	19.69
Equipment financing receivables	185,451	10.35	162,094	9.15
Real estate—commercial mortgage	168,162	9.39	182,735	10.32
Real estate—construction and land development	13,703	0.76	13,277	0.75
Loans to depository institutions	-	-	-	-
Total commercial lending	1,545,565	86.28	1,486,293	83.92
Real estate—residential mortgage
Portfolio	174,146	9.72	151,609	8.56
HFS	49,188	2.75	121,237	6.85
Loans to individuals	22,354	1.25	11,851	0.67
Loans, net of unearned discounts	$1,791,253	100.00%	$1,770,990	100.00%

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

While the domestic economy continued to show moderate improvement during the 2013 second quarter, the pace was not consistent month-to-month and the rate of expansion also varied across regions of the country. Nonaccrual loans decreased by $0.7 million at June 30, 2013 compared to December 31, 2012, primarily reflecting decreases of $1.2 million in commercial and industrial nonaccrual loans and $0.1 million in equipment financing receivables, which was partly offset by increases of $0.6 million in residential real estate nonaccrual loans. Net charge-offs for the second quarter of 2013 were $1.4 million, compared to $1.7 million for the corresponding 2012 period, reflecting lower net charge-offs of $0.7 million in commercial mortgage loans, $0.3 million residential real estate loans and $0.5 million in equipment financing receivables, partially offset by higher net charge-offs of $1.2 million in commercial and industrial loans. Nevertheless, a worsening of existing economic conditions will likely result in levels of charge-offs and nonaccrual loans that will be higher than those in prior periods.

The following table sets forth the amount of non-performing assets (nonaccrual loans and other real estate owned). Also shown are loans that are past due more than 90 days and are still accruing because they are both well secured or guaranteed by financially responsible third parties and are in the process of collection.

	June 30, 2013	December 31, 2012
Gross loans	$1,840,441	$1,787,835
Nonaccrual loans
Commercial and industrial	$1,324	$2,495
Factored receivables	-	-
Equipment financing receivables	201	339
Real estate-residential mortgage	2,942	2,325
Real estate-commercial mortgage	745	745
Real estate-construction and land development	-	-
Loans to individuals	-	18
Total nonaccrual loans	5,212	5,922

Other real estate owned	1,481	1,452
Total non-performing assets	$6,693	$7,374

Loans past due 90 days or more and still accruing	$1,468	$245

At June 30, 2013, commercial and industrial nonaccruals represented 0.21% of commercial and industrial loans. There were five loans made to borrowers located in the states of New York, New Jersey, Delaware and Minnesota.

At June 30, 2013, equipment financing nonaccruals represented 0.11% of lease financing receivables. The lessees of the equipment are located in two states. There were four leases ranging between approximately $14 thousand and $116 thousand. The value of the underlying collateral related to lease financing nonaccruals varies depending on the type and condition of equipment. While most leases are written on a recourse basis, with personal guarantees of the principals, the current value of the collateral is often less than the lease financing balance. Collection efforts include repossession and/or sale of leased equipment, payment discussions with the lessee, the principal and/or guarantors, and obtaining judgments against the lessee, the principal and/or guarantors. The balance is charged-off when it is determined that collection efforts are no longer productive. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

At June 30, 2013, residential real estate nonaccruals represented 1.69% of residential real estate loans held in portfolio. There were twenty loans ranging between approximately $0.27 thousand and $658 thousand secured by properties located in eight states.

At June 30, 2013, commercial real estate nonaccruals represented 0.44% of commercial mortgage real estate loans. There was one loan for $745 thousand secured by property located in New York State.

At June 30, 2013, other real estate owned consisted of six properties with values ranging between approximately $23 thousand and $577 thousand located in three states.

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

At June 30, 2013, the ratio of the allowance to loans held in portfolio, net unearned discounts, was 1.30% and the allowance was $22.6 million. Loans 90 days past due and still accruing amounted to $1.5 million. At such date, the Company’s nonaccrual loans amounted to $5.2 million; $2.6 million of such loans were judged to be impaired within the scope of FASB Codification Topic 310, Receivables, and had a valuation allowance totalling $0.7 million, which is included within the overall allowance for loan losses. Based on the foregoing, as well as management’s judgment as to the current risks inherent in loans held in portfolio, the Company’s allowance for loan losses was deemed adequate to absorb all probable losses on specifically known and other credit risks associated with the portfolio as of June 30, 2013. Net losses within loans held in portfolio are not statistically predictable and changes in conditions in the next twelve months could result in future provisions for loan losses varying from the provision taken in the first six months of 2013. We did not have any potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, at June 30, 2013 or 2012.

The following table sets forth certain information with respect to the Company's loan loss experience:

	Three Months Ended June 30,		June 30, Six Months Ended
	2013	2012	2013	2012

Average loans held in portfolio, net of unearned discounts, during period	$1,679,401	$1,483,436	$1,647,918	$1,444,353

Allowance for loan losses:
Balance at beginning of period	$22,520	$20,105	$22,347	$20,029

Charge-offs:
Commercial and industrial	1,259	140	2,581	2,009
Lease financing receivables	372	731	838	1,833
Factored receivables	190	223	413	340
Real estate - residential mortgage	13	326	123	416
Real estate - commercial mortgage	-	671	-	671
Real estate - construction and land development	-	-	-	-
Loans to individuals	30	-	53	87
Total charge-offs	1,864	2,091	4,008	5,356

Recoveries:
Commercial and industrial	27	117	277	151
Lease financing receivables	369	223	682	561
Factored receivables	46	45	49	51
Real estate - residential mortgage	4	1	6	2
Real estate - commercial mortgage	-	-	-	-
Real estate - construction and land development	-	-	-	-
Loans to individuals	7	7	7	10
Total recoveries	453	393	1,021	775

Subtract:
Net charge-offs	1,411	1,698	2,987	4,581

Provision for loan losses	1,500	2,750	3,500	5,750

Less losses on transfers to other real estate owned	15	22	266	63

Balance at end of period	$22,594	$21,135	$22,594	$21,135

Ratio of annualized net charge-offs to average loans held in portfolio, net of unearned discounts	0.34%	0.46%	0.36%	0.63%

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

	June 30, 2013		December 31, 2012
	Amount	% of loans in each category to total loans held in portfolio	Amount	% of loans in each category to total loans held in portfolio

Domestic

Commercial and industrial	$8,364	36.12%	$8,662	38.05%
Loans to depository institutions	-	-	-	-
Loans to nondepository financial institutions	1,672	23.01	1,726	21.14
Factored receivables	1,674	8.50	1,447	9.19
Equipment financing receivables	3,626	10.65	3,763	9.83
Real estate - residential mortgage	4,097	10.00	3,764	9.19
Real estate - commercial mortgage	2,527	9.65	2,504	11.08
Real estate - construction and land development	177	0.79	156	0.80
Loans to individuals	264	1.28	163	0.72
Unallocated	193	-	162	-
Total	$22,594	100.00%	$22,347	100.00%

As of June 30, 2013, the allowance for loan losses increased $0.3 million from $22.3 million at December 31, 2012, primarily due to an increase in the allowance allocated to factored receivables ($0.2 million), real estate - residential mortgage ($0.3 million) and loans to individuals ($0.1 million), partly offset by decreases in the allowance allocated to commercial and industrial ($0.3 million). The allowance allocated to factored receivables and real estate - residential mortgage increased primarily due to higher nonaccrual loan balances and/or higher net loan charge-offs. The allowance allocated to loans to individuals increased due to higher loan balances in this category. The allowance allocated to commercial and industrial decreased due to lower nonaccrual loan balances and lower net loan charge-offs.

Deposits

A significant source of funds are customer deposits, consisting of demand (noninterest-bearing), NOW, savings, money market and time deposits (principally, certificates of deposit).

The following table provides certain information with respect to the Company’s deposits; there were no foreign deposits at either date:

	June 30, 2013		December 31, 2012
	Balances	% of Total	Balances	% of Total

Demand	$940,881	41.98%	$924,351	40.75%
NOW	250,299	11.16	199,934	8.82
Savings	26,380	1.18	24,886	1.10
Money Market	525,773	23.46	476,872	21.02
Time deposits	498,048	22.22	642,041	28.31
Total deposits	$2,241,381	100.00%	$2,268,084	100.00%

Fluctuations of balances in total or among categories at any date may occur based on the Company’s mix of assets and liabilities as well as on customers’ balance sheet strategies. Historically, however, average balances for deposits have been relatively stable. Information regarding these average balances is presented on pages 57 and 58.

CAPITAL AND LIQUIDITY

Capital. The Company and the bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s and the bank’s risk-based capital is presented on page 61. In addition, the bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures. Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.” Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions. Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively. The Federal Reserve Board applies comparable tests for holding companies such as the Company. At June 30, 2013, the Company and the bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve Board.

The bank regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, past and current economic conditions, the global financial crisis and the likelihood, as described in the 2012 Form 10-K, of increased formal capital requirements for banking organizations. In light of the foregoing, the Company and the bank expect that they will maintain capital ratios substantially in excess of the current “well capitalized” ratios.

Basel III Capital Rules. In July 2013, the Company’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and the bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company and the bank.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

●	4.5% CET1 to risk-weighted assets.

●	6.0% Tier 1 capital to risk-weighted assets.

●	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Corporation and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Company’s trust preferred securities will be included in Tier 1 capital and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Corporation’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% in on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:

●	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

●	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

●	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

●

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

●	Providing for a 100% risk weight for claims on securities firms.

●	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of June 30, 2013, the Company and the bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

The Basel III Capital Rules adopted in July 2013 do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework. See “Liquidity Requirements” on page 9 of the Company’s 2012 10-K for more information on these proposed requirements.

Liquidity. For a discussion of the Company’s liquidity risks and management’s assessment thereof and certain information regarding the Company’s contractual obligations, and commitments, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 8 of the Company’s unaudited consolidated financial statements in this quarterly report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, changes in capital and liquidity standards and other laws and regulations applicable to the Company, adequacy of funding sources, actuarial expected benefit payments, valuation of foreclosed assets, our ability to hold to maturity securities designated as held to maturity, regulatory requirements, economic environment, the satisfaction of closing conditions to our merger, and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in section 21E of the Securities Exchange Act of 1934-as amended (the “Exchange Act”). These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements the Company may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements and the Company makes no commitment to update or revise forward-looking statements in order to reflect new information, subsequent events or changes in expectations.

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Three Months Ended June 30,
(Unaudited)

	2013			2012
ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-bearing deposits with other banks	$70,885	$43	0.24%	$35,962	$18	0.20%
Investment Securities
Available for sale - taxable	299,720	1,577	2.10	398,737	2,465	2.47
Held to maturity - taxable	247,850	1,053	1.70	249,691	1,441	2.31
Tax-exempt [2]	150,465	2,352	6.25	155,561	2,431	6.25
Total investment securities	698,035	4,982	2.86	803,989	6,337	3.15
FRB and FHLB stock [2]	7,682	118	6.11	8,405	136	6.46
Loans, net of unearned discounts [3]	1,735,493	22,600	5.37	1,515,099	20,044	5.39
TOTAL INTEREST-EARNING ASSETS	2,512,095	27,743	4.51%	2,363,455	26,535	4.52%
Cash and due from banks	42,308			36,644
Allowance for loan losses	(24,113)			(21,678)
Goodwill	22,901			22,901
Other assets	141,987			132,117

TOTAL ASSETS	$2,695,178			$2,533,439

LIABILITIES AND SHAREHOLDERS'EQUITY
Interest-bearing deposits
Domestic
Savings	$26,033	1	0.01%	$20,812	1	0.02%
NOW	221,541	43	0.08	212,453	64	0.12
Money market	557,837	690	0.50	414,279	593	0.58
Time	528,410	800	0.61	610,651	1,012	0.67
Total interest-bearing deposits	1,333,821	1,534	0.46	1,258,195	1,670	0.53

Borrowings
Securities sold under agreements to repurchase - customers	37,121	32	0.35	42,151	38	0.36
Securities sold under agreements to repurchase - dealers	365	-	0.27	5,604	15	1.04
Federal funds purchased	4,604	3	0.23	11,592	6	0.20
Commercial paper and other short-term borrowings	14,434	12	0.32	15,306	10	0.29
Advances - FHLB	100,664	390	1.55	122,181	518	1.70
Long-term borrowings - sub debt	25,774	524	8.38	25,774	524	8.38
Total borrowings	182,962	961	2.11	222,608	1,111	2.01
TOTAL INTEREST-BEARING LIABILITIES	1,516,783	2,495	0.66%	1,480,803	2,781	0.75%
Noninterest-bearing deposits	874,140			767,170
Total including noninterest-bearing demand deposits	2,390,923	2,495	0.43%	2,247,973	2,781	0.51%
Other liabilities	72,051			59,932
Total liabilities	2,462,974			2,307,905
Shareholders' equity	232,204			225,534
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,695,178			$2,533,439

Net interest income/spread		25,248	3.85%		23,754	3.77%

Net yield on interest-earning assets (margin)			4.10%			4.04%

Less: Tax equivalent adjustment		825			852

Net interest income		$24,423			$22,902

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

STERLING BANCORP AND SUBSIDIARIES
Average Balance Sheets [1]
Six Months Ended June 30,
(Unaudited)

	2013			2012
	Average		Average	Average		Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate

Interest-bearing deposits with other banks	$80,877	$100	0.25%	$56,530	$64	0.23%
Investment Securities
Available for sale - taxable	311,560	3,243	2.08	362,549	4,636	2.56
Held to maturity - taxable	250,656	2,184	1.74	265,034	3,074	2.32
Tax-exempt [2]	151,168	4,728	6.25	156,790	4,898	6.25
Total investment securities	713,384	10,155	2.85	784,373	12,608	3.22
FRB and FHLB stock [2]	7,572	179	4.71	8,440	217	5.13
Loans, net of unearned discounts [3]	1,729,256	44,842	5.37	1,478,535	39,730	5.54
TOTAL INTEREST-EARNING ASSETS	2,531,089	55,276	4.47%	2,327,878	52,619	4.59%
Cash and due from banks	42,536			37,125
Allowance for loan losses	(24,096)			(21,631)
Goodwill	22,901			22,901
Other assets	141,711			130,471

TOTAL ASSETS	$2,714,141			$2,496,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Domestic
Savings	$25,869	2	0.02%	$19,889	2	0.02%
NOW	221,557	92	0.08	217,081	143	0.13
Money market	535,186	1,366	0.51	397,565	1,157	0.59
Time	561,463	1,710	0.61	599,646	2,075	0.70
Total interest-bearing deposits	1,344,075	3,170	0.48	1,234,181	3,377	0.55

Borrowings
Securities sold under agreements to repurchase - customers	34,798	61	0.35	40,962	74	0.36
Securities sold under agreements to repurchase - dealers	183	-	0.27	5,302	31	1.16
Federal funds purchased	2,514	3	0.23	7,032	7	0.19
Commercial paper and other short-term borrowings	15,440	25	0.32	14,943	21	0.29
Advances - FHLB	100,840	782	1.56	122,337	1,037	1.70
Long-term borrowings - sub debt	25,774	1,047	8.38	25,774	1,047	8.38
Total borrowings	179,549	1,918	2.15	216,350	2,217	2.06
TOTAL INTEREST-BEARING LIABILITIES	1,523,624	5,088	0.67%	1,450,531	5,594	0.78%
Noninterest-bearing deposits	885,665			763,058
Total including noninterest-bearing demand deposits	2,409,289	5,088	0.44%	2,213,589	5,594	0.53%
Other liabilities	74,119			59,546
Total liabilities	2,483,408			2,273,135
Shareholders' equity	230,733			223,609
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,714,141			$2,496,744

Net interest income/spread		50,188	3.80%		47,025	3.81%

Net yield on interest-earning assets (margin)			4.06%			4.09%

Less: Tax equivalent adjustment		1,657			1,716

Net interest income		$48,531			$45,309

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Three Months Ended June 30, 2013 to June 30, 2012

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$20	$5	$25

Investment Securities
Available for sale - taxable	(554)	(334)	(888)
Held to maturity - taxable	(11)	(377)	(388)
Tax-exempt [2]	(79)	-	(79)
Total investment securities	(644)	(711)	(1,355)
FRB and FHLB stock	(11)	(7)	(18)
Loans, net of unearned discounts [3]	2,640	(84)	2,556
TOTAL INTEREST INCOME	$2,005	$(797)	$1,208

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$-	$-	$-
NOW	3	(24)	(21)
Money market	188	(91)	97
Time	(127)	(85)	(212)
Total interest-bearing deposits	64	(200)	(136)

Borrowings
Securities sold under agreements to repurchase - customers	(5)	(1)	(6)
Securities sold under agreements to repurchase - dealers	(8)	(7)	(15)
Federal funds purchased	(4)	1	(3)
Commercial paper and other short-term borrowings	-	2	2
Advances - FHLB	(85)	(43)	(128)
Long-term borrowings - sub debt	-	-	-
Total borrowings	(102)	(48)	(150)
TOTAL INTEREST EXPENSE	$(38)	$(248)	$(286)

NET INTEREST INCOME	$2,043	$(549)	$1,494

[1]	This table is presented on a tax-equivalent basis.

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

STERLING BANCORP AND SUBSIDIARIES
Rate/Volume Analysis [1]
(Unaudited)

	Increase/(Decrease) Six Months Ended June 30, 2013 to June 30, 2012

	Volume	Rate	Net [2]
INTEREST INCOME
Interest-bearing deposits with other banks	$30	$6	$36

Investment Securities
Available for sale - taxable	(610)	(783)	(1,393)
Held to maturity - taxable	(172)	(718)	(890)
Tax-exempt [2]	(170)	-	(170)
Total investment securities	(952)	(1,501)	(2,453)
FRB and FHLB stock	(21)	(17)	(38)
Loans, net of unearned discounts [3]	6,405	(1,293)	5,112
TOTAL INTEREST INCOME	$5,462	$(2,805)	$2,657

INTEREST EXPENSE
Interest-bearing deposits
Domestic
Savings	$-	$-	$-
NOW	2	(53)	(51)
Money market	375	(166)	209
Time	(128)	(237)	(365)
Total interest-bearing deposits	249	(456)	(207)

Borrowings
Securities sold under agreements to repurchase - customers	(11)	(2)	(13)
Securities sold under agreements to repurchase - dealers	(17)	(14)	(31)
Federal funds purchased	(5)	1	(4)
Commercial paper and other short-term borrowings	1	3	4
Advances - FHLB	(175)	(80)	(255)
Long-term borrowings - sub debt	-	-	-
Total borrowings	(207)	(92)	(299)
TOTAL INTEREST EXPENSE	$42	$(548)	$(506)

NET INTEREST INCOME	$5,420	$(2,257)	$3,163

[1]	This table is presented on a tax-equivalent basis.

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

[3]	Includes loans held for sale and loans held in portfolio; all loans are domestic. Nonaccrual loans are included in amounts outstanding and income has been included to the extent earned.

STERLING BANCORP AND SUBSIDIARIES
Regulatory Capital and Ratios

Ratios and Minimums

	Actual		For Capital Adequacy Minimum		To Be Well Capitalized
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk-Weighted Assets):
The Company	$274,295	12.65%	$173,420	8.00%	$216,775	10.00%
The bank	274,504	12.68	173,176	8.00	216,470	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	250,121	11.54	86,710	4.00	130,065	6.00
The bank	250,331	11.56	86,588	4.00	129,882	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	250,121	9.36	106,862	4.00	133,577	5.00
The bank	250,331	9.42	106,323	4.00	132,904	5.00

As of December 31, 2012
Total Capital(to Risk-Weighted Assets):
The Company	$268,866	12.58%	$171,026	8.00%	$213,782	10.00%
The bank	261,760	12.37	169,309	8.00	211,637	10.00

Tier 1 Capital(to Risk-Weighted Assets):
The Company	245,533	11.49	85,513	4.00	128,269	6.00
The bank	238,428	11.27	84,655	4.00	126,982	6.00

Tier 1 Leverage Capital(to Average Assets):
The Company	245,533	9.14	107,400	4.00	134,251	5.00
The bank	238,428	8.93	106,823	4.00	133,529	5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. For the six months ended June 30, 2013, the Company did not hold any instrument entered into for trading purposes.

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year. The Company’s gap analysis at June 30, 2013, presented on page 65, indicates that net interest income would increase during periods of rising interest rates and decrease during periods of falling interest rates, but, as mentioned above, gap analysis may not be an accurate predictor of net interest income.

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

As of June 30, 2013, the Company was not a party to any financial instrument derivative agreement.

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

The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits. As of December 31, 2012, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 2.7% ($3.2 million) and a 5.6% ($6.7 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 1.1% ($1.4 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2012 was considered to be remote given then-current interest rate levels. As of June 30, 2013, the model indicated the impact of a 100 and 200 basis point parallel and pro rata rise in rates over 12 months would approximate a 3.4% ($4.0 million) and a 6.8% ($7.9 million) increase in net interest income, respectively, while the impact of a 25 basis point decline in rates over the same period would approximate a 0.6% ($0.7 million) decline from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2013 was considered to be remote given then-current interest rate levels.

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

At June 30, 2013, the parent company’s short-term debt, consisting principally of commercial paper used to finance ongoing current business activities, was approximately $9.4 million. The parent company had cash, interest-bearing deposits with banks and other current assets aggregating $12.4 million. The parent company also has back-up lines of credit with banks of $14.0 million. Since 1979, the parent company has had no need to use the available back-up lines of credit.

The following table sets forth information regarding the Company’s obligations and commitments to make future payments under contract as of June 30, 2013:

	Payments Due by Period
Contractual obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$126,366	$592	$100,000	$-	$25,774
Operating Leases	40,183	5,076	9,638	7,823	17,646
Total Contractual Cash Obligations	$166,549	$5,668	$109,638	$7,823	$43,420

(1) Based on contractual maturity dates.

The following table sets forth information regarding the Company’s obligations under other commercial commitments as of June 30, 2013:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Residential Loans	$129,169	$129,169	$-	-	-
Commercial Loans	26,260	14,882	11,378	-	-
Total Loans	155,429	144,051	11,378	-	-
Standby Letters of Credit	25,516	22,808	2,708	-	-
Other Commercial Commitments	40,044	39,551	-	-	493

Total Commercial Commitments	$220,989	$206,410	$14,086	$-	$493

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

	Repricing Date
	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 5 Years	More than 5 Years to 10 Years	Over 10 Years	Nonrate Sensitive	Total

ASSETS
Interest-bearing deposits with other banks	$81,115	$-	$-	$-	$-	$-	$81,115
Investment securities	177,752	210,060	16,695	47,057	223,591	-	675,155
Commercial and industrial loans	451,929	48,486	127,788	3,212	-	(2,098)	629,317
Lease financing receivables	452	7,828	189,242	3,549	-	(15,620)	185,451
Factored receivables	148,251	-	-	-	-	(131)	148,120
Real estate-residential mortgage	71,716	28,176	74,983	13,976	34,483	-	223,334
Real estate-commercial mortgage	3,265	25,656	106,442	31,254	1,545	-	168,162
Real estate-construction and land development	4,812	-	8,891	-	-	-	13,703
Loans to individuals	16,156	3,685	1,642	317	554	-	22,354
Loans to nondepository financial institutions	356,424	30,767	13,397	-	444	(220)	400,812
Noninterest-earning assets & allowance for loan losses	-	-	-	-	-	184,775	184,775
Total Assets	1,311,872	354,658	539,080	99,365	260,617	166,706	2,732,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Savings [1]	-	-	26,380	-	-	-	26,380
NOW [1]	-	-	250,299	-	-	-	250,299
Money market [1]	431,134	-	94,639	-	-	-	525,773
Time	174,182	250,419	73,382	65	-	-	498,048
Securities sold under agreement to repurchase - customers	40,616	-	-	-	-	-	40,616
Commercial paper	8,445	-	-	-	-	-	8,445
Advances - FHLB	100,160	432	-	-	-	-	100,592
Long-term borrowings - subordinated debentures	-	-	-	-	25,774	-	25,774
Noninterest-bearing liabilities & shareholders' equity	-	-	-	-	-	1,256,371	1,256,371

Total Liabilities and Shareholders' Equity	754,537	250,851	444,700	65	25,774	1,256,371	2,732,298

Net Interest Rate
Sensitivity Gap	$557,335	$103,807	$94,380	$99,300	$234,843	$(1,089,665)	$-

Cumulative Gap
June 30, 2013	$557,335	$661,142	$755,522	$854,822	$1,089,665	$-	$-

Cumulative Gap
June 30, 2012 [2]	$475,682	$421,217	$568,112	$675,251	$915,279	$-	$-

Cumulative Gap
December 31, 2012 [2]	$599,899	$651,856	$767,933	$966,261	$1,064,899	$-	$-

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The parent company and certain of its subsidiaries are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising from conduct of their business activities. These proceedings include actions brought against the parent company and/or its subsidiaries with respect to corporate related matters and transactions in which the parent company and/or its subsidiaries were involved. In addition, the parent company and its subsidiaries may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

Although there can be no assurance as to the ultimate outcome, the parent company and/or its subsidiaries have generally denied, or believe they have a meritorious defense and will deny, liability in all significant litigation pending against us, including the matters described below, and we intend to defend vigorously each case, other than matters we describe as having settled. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims.

On April 9, 2013, the first of seven actions, captioned Altman v. Sterling Bancorp, et al., Index No. 651263/2013 (Sup. Ct., N.Y. Cnty.), was filed on behalf of a putative class of the Company’s shareholders against the Company, its current directors, and Provident. All seven putative class actions were filed in the Supreme Court of the State of New York, New York County. On May 17, 2013, the seven actions were consolidated under the caption In re Sterling Shareholders Litigation, Index No. 651263/2013 (Sup. Ct., N.Y. Cnty.). On June 21, 2013, the lead plaintiffs filed a consolidated and amended class action complaint alleging that the Company's board of directors breached its fiduciary duties by agreeing to the proposed Merger transaction and by failing to disclose all material information to shareholders. The consolidated and amended complaint also alleges that Provident has aided and abetted those alleged fiduciary breaches. The action seeks, among other things, an order enjoining the defendants from proceeding with or consummating the Merger, as well as other equitable relief and/or money damages in the event that the transaction is consummated. The defendants believe that the claims are without merit.

On June 5, 2013, a substantially similar litigation was filed in the United States District Court for the Southern District of New York, captioned Miller v. Sterling Bancorp, et al., No. 13-3845, against the Company, its current directors, and Provident on behalf of the same putative class of the Company’s shareholders. The complaint alleges the same breach of fiduciary duty and aiding and abetting claims against defendants, and also alleges defendants' preliminary proxy statement was inaccurate or incomplete in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The plaintiff in this action has agreed to coordinate this case with the earlier-filed New York State court actions. The defendants also believe that the claims are without merit.

The Company and the bank are named in a purported class action lawsuit filed on July 18, 2013 in the U.S. District Court for the Southern District of New York on behalf of customers of the bank who incurred overdraft fees. The lawsuit alleges that the bank's practices with respect to processing debit transactions resulted in customers being unfairly assessed overdraft fees, and asserts claims for breach of contract, conversion, unjust enrichment and deceptive trade practices. The lawsuit seeks an unspecified amount of damages and other relief, including injunctive relief, restitution and punitive damages. The defendants intend to vigorously defend against the claims.

ITEM 1A. RISK FACTORS

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2012 Form 10-K. There has been no material change in risk factors since December 31, 2012, except as noted below.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

Our merger agreement with Provident (the “Merger Agreement”) is subject to a number of conditions which must be fulfilled in order to complete the merger of the Company with and into Provident (the “Merger”). Those conditions include: approval of the Merger Agreement by the Company’s and Provident’s stockholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the Merger, effectiveness of the registration statement containing the joint proxy statement relating to the meetings of the Company’s and Provident’s stockholders to be held in connection with the Merger Agreement and the transactions contemplated thereby, approval of the shares of Provident common stock to be issued to the Company’s stockholders for listing on the NYSE, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed. In addition, if the Merger is not completed by April 3, 2014, either Provident or the Company may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, Provident may elect to terminate the Merger Agreement in certain other circumstances.

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

In connection with the Merger, purported shareholders of the Company have filed putative shareholder class action lawsuits against the Company, the members of the Company's board of directors and Provident. As discussed further above under “Legal Proceedings,” the lawsuits challenge the proposed Merger and seek, among other things, to enjoin the completion of the Merger on the agreed-upon terms and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under its share repurchase program, the Company buys back common shares from time to time. The Company did not repurchase any of its common shares during the second quarter of 2013. At June 30, 2013, the maximum number of shares that may yet be purchased under the share repurchase program was 870,963.

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

STERLING BANCORP

(Registrant)

Date: August 2, 2013	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman and Chief Executive Officer

Date: August 2, 2013	/s/ John W. Tietjen
John W. Tietjen
Executive Vice President and Chief Financial Officer